Form 10-Q
period 2009-09-30
METLIFE INC
filed 2009-11-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At November 2, 2009, 818,790,607 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	September 30, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $225,274 and $209,508, respectively)	$223,896	$188,251
Equity securities available-for-sale, at estimated fair value (cost: $3,349 and $4,131, respectively)	3,117	3,197
Trading securities, at estimated fair value (cost: $1,895 and $1,107, respectively)	1,970	946
Mortgage and consumer loans:
Held-for-investment, at amortized cost (net of valuation allowances of $671 and $304, respectively)	48,239	49,352
Held-for-sale, principally at estimated fair value	2,442	2,012

Mortgage and consumer loans, net	50,681	51,364
Policy loans	10,001	9,802
Real estate and real estate joint ventures held-for-investment	6,982	7,535
Real estate held-for-sale	50	51
Other limited partnership interests	5,255	6,039
Short-term investments	6,861	13,878
Other invested assets	13,916	17,248

Total investments	322,729	298,311
Cash and cash equivalents	15,562	24,207
Accrued investment income	3,236	3,061
Premiums and other receivables	16,903	16,973
Deferred policy acquisition costs and value of business acquired	19,208	20,144
Current income tax recoverable	412	—
Deferred income tax assets	535	4,927
Goodwill	5,033	5,008
Other assets	7,140	7,262
Assets of subsidiaries held-for-sale	—	946
Separate account assets	144,434	120,839

Total assets	$535,192	$501,678

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$134,492	$130,555
Policyholder account balances	147,543	149,805
Other policyholder funds	8,549	7,762
Policyholder dividends payable	911	1,023
Short-term debt	2,131	2,659
Long-term debt	13,202	9,667
Collateral financing arrangements	5,297	5,192
Junior subordinated debt securities	3,191	3,758
Current income tax payable	—	342
Payables for collateral under securities loaned and other transactions	24,363	31,059
Other liabilities	16,486	14,284
Liabilities of subsidiaries held-for-sale	—	748
Separate account liabilities	144,434	120,839

Total liabilities	500,599	477,693

Contingencies, Commitments and Guarantees (Note 12)
Stockholders’ Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,359,818 shares and 798,016,664 shares issued at September 30, 2009 and December 31, 2008, respectively; 818,753,139 shares and 793,629,070 shares outstanding at September 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	16,865	15,811
Retained earnings	19,822	22,403
Treasury stock, at cost; 3,606,679 shares and 4,387,594 shares at September 30, 2009 and December 31, 2008, respectively	(194)	(236)
Accumulated other comprehensive loss	(2,234)	(14,253)

Total MetLife, Inc.’s stockholders’ equity	34,268	23,734
Noncontrolling interests	325	251

Total equity	34,593	23,985

Total liabilities and stockholders’ equity	$535,192	$501,678

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(In millions, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Premiums	$6,601	$6,785	$19,299	$19,416
Universal life and investment-type product policy fees	1,251	1,352	3,650	4,145
Net investment income	3,923	4,047	10,914	12,661
Other revenues	602	421	1,728	1,141
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(650)	(748)	(1,769)	(961)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	245	—	479	—
Other net investment gains (losses), net	(1,734)	1,494	(5,584)	620

Total net investment gains (losses)	(2,139)	746	(6,874)	(341)

Total revenues	10,238	13,351	28,717	37,022

Expenses
Policyholder benefits and claims	7,173	7,264	20,701	20,426
Interest credited to policyholder account balances	1,258	1,129	3,655	3,558
Policyholder dividends	439	448	1,297	1,323
Other expenses	2,543	2,931	7,576	8,085

Total expenses	11,413	11,772	33,229	33,392

Income (loss) from continuing operations before provision for income tax	(1,175)	1,579	(4,512)	3,630
Provision for income tax expense (benefit)	(551)	529	(1,884)	1,077

Income (loss) from continuing operations, net of income tax	(624)	1,050	(2,628)	2,553
Income (loss) from discontinued operations, net of income tax	(1)	(404)	37	(251)

Net income (loss)	(625)	646	(2,591)	2,302
Less: Net income (loss) attributable to noncontrolling interests	(5)	16	(25)	78

Net income (loss) attributable to MetLife, Inc.	(620)	630	(2,566)	2,224
Less: Preferred stock dividends	30	30	91	94

Net income (loss) available to MetLife, Inc.’s common shareholders	$(650)	$600	$(2,657)	$2,130

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.79)	$1.43	$(3.30)	$3.45

Diluted	$(0.79)	$1.42	$(3.30)	$3.39

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.79)	$0.84	$(3.25)	$2.97

Diluted	$(0.79)	$0.83	$(3.25)	$2.92

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2009 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Loss
						Net
						Unrealized		Foreign	Defined	Total
			Additional		Treasury	Investment	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock at	Gains	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Cost	(Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of changes in accounting principle, net of income tax (Note 1)				76			(76)
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			20		42					62		62
Deferral of stock-based compensation			(1)							(1)		(1)
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											109	109
Comprehensive income (loss):
Net loss				(2,566)						(2,566)	(25)	(2,591)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						—				—		—
Unrealized investment gains (losses), net of related offsets and income tax						12,092	(251)			11,841	(10)	11,831
Foreign currency translation adjustments, net of income tax								134		134		134
Defined benefit plans adjustment, net of income tax									120	120		120

Other comprehensive income (loss)										12,095	(10)	12,085

Comprehensive income (loss)										9,529	(35)	9,494

Balance at September 30, 2009	$1	$8	$16,865	$19,822	$(194)	$(472)	$(327)	$(112)	$(1,323)	$34,268	$325	$34,593

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited) — (Continued)

(In millions)

						Accumulated Other Comprehensive
						Income (Loss)
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s	Noncontrolling Interests
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Discontinued	Continuing	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Operations	Operations	Equity

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179	$1,534	$272	$36,985
Cumulative effect of changes in accounting principles, net of income tax				27		(10)			17			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196	1,534	272	37,002
Treasury stock transactions:
Acquired in connection with share repurchase agreements (Note 9)			450		(1,250)				(800)			(800)
Issued to settle stock forward contracts			(29)		1,064				1,035			1,035
Acquired in connection with split-off of subsidiary					(1,318)				(1,318)			(1,318)
Other, net			(58)		115				57			57
Deferral of stock-based compensation			141						141			141
Dividends on preferred stock				(94)					(94)			(94)
Dividends on subsidiary common stock										34		34
Change in equity of noncontrolling interests										(1,409)	(41)	(1,450)
Comprehensive loss:
Net income (loss)				2,224					2,224	94	(16)	2,302
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax						135			135			135
Unrealized investment gains (losses), net of related offsets and income tax						(8,448)			(8,448)	(150)	(7)	(8,605)
Foreign currency translation adjustments, net of income tax							(299)		(299)	(107)		(406)
Defined benefit plans adjustment, net of income tax								4	4	4		8

Other comprehensive loss									(8,608)	(253)	(7)	(8,868)

Comprehensive loss									(6,384)	(159)	(23)	(6,566)

Balance at September 30, 2008	$1	$8	$17,602	$22,041	$(4,279)	$(7,352)	$48	$(236)	$27,833	$—	$208	$28,041

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2009	2008

Net cash provided by operating activities	$2,718	$7,002

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	48,802	74,011
Equity securities	1,900	2,466
Mortgage and consumer loans	5,145	4,570
Real estate and real estate joint ventures	23	147
Other limited partnership interests	824	580
Purchases of:
Fixed maturity securities	(63,363)	(74,701)
Equity securities	(1,543)	(1,138)
Mortgage and consumer loans	(4,204)	(8,009)
Real estate and real estate joint ventures	(466)	(938)
Other limited partnership interests	(570)	(1,341)
Net change in short-term investments	7,022	36
Net change in other invested assets	(530)	(689)
Net change in policy loans	(199)	(405)
Purchases of businesses, net of cash received of $0 and $313, respectively	—	(465)
Sales of businesses, net of cash disposed of $180 and $0, respectively	(50)	(4)
Disposal of subsidiary	(19)	(281)
Other, net	(129)	(96)

Net cash used in investing activities	(7,357)	(6,257)

Cash flows from financing activities
Policyholder account balances:
Deposits	63,597	47,217
Withdrawals	(64,382)	(38,896)
Net change in short-term debt	(528)	439
Long-term debt issued	2,625	1,032
Long-term debt repaid	(244)	(217)
Collateral financing arrangements issued	105	250
Cash received in connection with collateral financing arrangement	400	—
Cash paid in connection with collateral financing arrangement	(400)	(238)
Junior subordinated debt securities issued	500	750
Debt issuance costs	(22)	(10)
Net change in payables for collateral under securities loaned and other transactions	(6,696)	(837)
Stock options exercised	6	43
Common stock issued to settle stock forward contracts	1,035	—
Treasury stock acquired	—	(1,250)
Treasury stock issued to settle stock forward contracts	—	1,035
Dividends on preferred stock	(91)	(94)
Other, net	(31)	(16)

Net cash (used in) provided by financing activities	(4,126)	9,208

Effect of change in foreign currency exchange rates on cash balances	88	(112)

Change in cash and cash equivalents	(8,677)	9,841
Cash and cash equivalents, beginning of period	24,239	10,368

Cash and cash equivalents, end of period	$15,562	$20,209

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows — (Continued)
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2009	2008

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$32	$407

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$28

Cash and cash equivalents, from continuing operations, beginning of period	$24,207	$9,961

Cash and cash equivalents, from continuing operations, end of period	$15,562	$20,181

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$611	$677

Income tax	$298	$430

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$—	$1,808
Cash paid	—	(778)

Liabilities assumed	$—	$1,030

Disposal of subsidiary:
Assets disposed	$—	$22,135
Less: liabilities disposed	—	(20,689)

Net assets disposed	—	1,446
Add: cash disposed	—	270
Add: transaction costs, including cash paid of $19 and $11, respectively	2	60
Less: treasury stock received in common stock exchange	—	(1,318)

Loss on disposal of subsidiary	$2	$458

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$32

Long-term debt issued	$1,035	$1,035

Junior subordinated debt securities redeemed	$1,067	$1,067

Fixed maturity securities received in connection with insurance contract commutation	$—	$115

Real estate and real estate joint ventures acquired in satisfaction of debt	$211	$1

Purchase money mortgage on real estate joint venture sale	$74	$—

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

In addition, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”). These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $112 million for the nine months ended September 30, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the nine months ended September 30, 2008. See also Note 18 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to state fairly the consolidated financial position of the Company at September 30, 2009, its consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008, its consolidated cash flows for the nine months ended September 30, 2009 and 2008, and its consolidated statements of stockholders’ equity for the nine months ended September 30, 2009 and 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended on Form 8-K on June 12, 2009, (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all non-governmental entities. Codification, which changed the referencing and organization of accounting guidance without modification of existing GAAP, is effective for interim and annual periods ending after September 15, 2009. Since it did not modify existing GAAP, Codification did not have any impact on the Company’s financial condition or results of operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards are superseded and, therefore, are no longer referenced by title in the accompanying interim condensed consolidated financial statements.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI guidance”). This guidance amends previously used methodology for determining whether an other-than-temporary impairment (“OTTI”) exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. It requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either: (i) the Company has the intent to sell the fixed

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

Prior to the adoption of the OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of this guidance the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting the OTTI guidance was an increase of $76 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $126 million, net of policyholder related amounts of $10 million and net of deferred income taxes of $40 million, resulting in the net cumulative effect adjustment of $76 million. The increase in the amortized cost basis of fixed maturity securities of $126 million by sector was as follows: $53 million - asset-backed securities, $43 million — residential mortgage-backed securities, $17 million — U.S. corporate securities, and $13 million — commercial mortgage-backed securities.

As a result of the adoption of the OTTI guidance, the Company’s pre-tax earnings for the three months and nine months ended September 30, 2009 increased by $225 million and $441 million, respectively, offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized during the three months and nine months ended September 30, 2009.

The enhanced financial statement presentation of the total OTTI loss and the offset for the portion of noncredit OTTI loss transferred to, and recognized in, other comprehensive loss is presented in the consolidated statements of income and stockholders’ equity. The enhanced required disclosures are included in Note 3.

Effective April 1, 2009, the Company adopted two updates relating to fair value measurement and disclosure as follows:

•	The first update provides guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. Further, it requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of this update did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

•	The second update requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance on disclosures about derivative instruments and hedging. This guidance requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively an update on accounting for transfers of financial assets and repurchase financing transactions. This update provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption, this guidance did not have an impact on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this new guidance:

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

The adoption of this guidance on a prospective basis did not have an impact on the Company’s consolidated financial statements. Financial statements and disclosures for periods prior to 2009 reflect the retrospective application of the accounting for noncontrolling interests as required under this guidance.

Effective January 1, 2009, the Company adopted prospectively new guidance on the accounting for equity method investments. This guidance addresses a number of issues associated with the impact that business combinations and noncontrolling interest guidance might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Effective January 1, 2009, the Company adopted prospectively new guidance on accounting for defensive intangible assets. This guidance requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the guidance concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively new guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance. Its adoption did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively new guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. It also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment. Its adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on: (i) measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

basis. The update is effective for the fourth quarter of 2009. The Company is currently evaluating the impact of ASU 2009-12 on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique). The update is effective for the fourth quarter of 2009. The Company is currently evaluating the impact of ASU 2009-05 on its consolidated financial statements.

In June 2009, the FASB issued additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The guidance must be adopted in the first quarter of 2010.

•	The financial instrument transfer guidance eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

•	The consolidation guidance relating to special purpose entities changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2008, the FASB issued new guidance to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plans. Effective for fiscal years ending after December 15, 2009, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under other fair value disclosure guidance. The Company will provide the required disclosures in the appropriate future annual periods.

2.	Acquisitions and Dispositions

Disposition of Texas Life Insurance Company

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third party for $134 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $32 million, net of income tax. The Company also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $36 million, net of income tax, during the first quarter of 2009. See also Note 18.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at September 30, 2009 include the noncredit loss component of OTTI loss:

	September 30, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

U.S. corporate securities	$71,375	$3,416	$3,144	$5	$71,642	32.1%
Residential mortgage-backed securities	45,267	1,389	2,849	410	43,397	19.4
Foreign corporate securities	35,991	2,021	1,411	9	36,592	16.3
U.S. Treasury, agency and government guaranteed securities (1)	24,281	1,468	282	—	25,467	11.4
Commercial mortgage-backed securities	16,615	181	1,247	14	15,535	6.9
Asset-backed securities	14,703	198	1,541	109	13,251	5.9
Foreign government securities	10,473	1,107	133	—	11,447	5.1
State and political subdivision securities	6,551	282	284	—	6,549	2.9
Other fixed maturity securities	18	—	2	—	16	—

Total fixed maturity securities (2), (3)	$225,274	$10,062	$10,893	$547	$223,896	100.0%

Common stock	$1,576	$91	$31	$—	$1,636	52.5%
Non-redeemable preferred stock (2)	1,773	75	367	—	1,481	47.5

Total equity securities (4)	$3,349	$166	$398	$—	$3,117	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2), (3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities (4)	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $560 million and $2 million at estimated fair value with unrealized gains (losses) of $4 million and less than ($1) million at September 30, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature, as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			September 30, 2009	December 31, 2008
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,136	$1,224
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$332	$288
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,719	$2,110
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$59	$46

(3)	At September 30, 2009 and December 31, 2008, the Company held $2,457 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities, commonly referred to as “capital securities”, are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in the U.S. corporate securities sector within fixed maturity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities, and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $1.1 billion at both September 30, 2009 and December 31, 2008.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2009	December 31, 2008
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$21,391	$12,365
Net unrealized loss	$4,085	$5,094
Non-income producing fixed maturity securities:
Estimated fair value	$274	$75
Net unrealized loss	$22	$19
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,177	$2,005
U.S. corporate securities	1,736	2,007
Asset-backed securities	788	833
Other	89	51

Total fixed maturity securities credit enhanced by financial guarantor insurers	$4,790	$4,896

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	19%	15%

Portion rated A	38%	—%

Portion rated Baa/BBB	—%	68%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies, and certain securities guaranteed by the U.S. government. At September 30, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $25.5 billion and $21.3 billion, respectively. As shown in the sector table above, at both September 30, 2009 and December 31, 2008, the three largest sectors in the Company’s fixed maturity security portfolio were U.S. corporate securities, residential mortgage-backed securities and foreign corporate securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure in any single issuer in excess of 1% of total investments. The tables below present the major industry types that comprise the corporate fixed maturity securities holdings, the amount of holdings in the single largest issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$36,592	33.8%	$29,679	32.0%
Consumer	16,588	15.3	13,122	14.1
Industrial	16,539	15.3	13,324	14.3
Utility	14,942	13.8	12,434	13.4
Finance	14,188	13.1	14,996	16.1
Communications	6,554	6.1	5,714	6.1
Other	2,831	2.6	3,713	4.0

Total	$108,234	100.0%	$92,982	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other fixed maturity securities foreign investments.

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,250	0.4%	$1,469	0.5%
Holdings in top ten issuers	$8,009	2.5%	$8,446	2.8%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings and portion rated Aaa/AAA at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By security type:
Collateralized mortgage obligations	$24,594	56.7%	$26,025	72.2%
Pass-through securities	18,803	43.3	10,003	27.8

Total residential mortgage-backed securities	$43,397	100.0%	$36,028	100.0%

By risk profile:
Agency	$32,851	75.7%	$24,409	67.8%
Prime	6,711	15.5	8,254	22.9
Alternative residential mortgage loans	3,835	8.8	3,365	9.3

Total residential mortgage-backed securities	$43,397	100.0%	$36,028	100.0%

Portion rated Aaa/AAA	$35,341	81.4%	$33,265	92.3%

Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for a fee, remits or passes these payments through to the holders of the pass-through securities.

The majority of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) at September 30, 2009 and December 31, 2008, as presented above. The majority of the agency residential mortgage-backed securities were guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. During 2009, there were significant ratings downgrades from investment grade to below investment grade for non-agency residential mortgage-backed securities, both Alt-A and prime residential mortgage-backed securities, contributing to the decrease in the percentage of residential mortgage-backed securities with a Aaa/AAA rating of 81.4% at September 30, 2009 as compared to 92.3% at December 31, 2008 as presented above; and contributing to the substantial decrease presented below in the Company’s Alt-A securities holdings rated Aa/AA or better as compared to December 31, 2008. The estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, and portion of Alt-A holdings backed by fixed rate collateral or hybrid adjustable rate mortgages (“ARMs”) at September 30, 2009 and December 31, 2008, are presented below. Vintage year refers to the year of origination and not to the year of purchase.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the Company’s investment in Alt-A residential mortgage-backed securities by vintage year and certain other selected data:

	Alt-A Residential Mortgage—Backed Securities
								Estimated	Net			Hybrid
	2003 &							Fair	Unrealized	Rated Aa/AA or	Fixed	ARM
	Prior	2004	2005	2006	2007	2008	2009	Value	Loss	Better	Rate%	%
	(In millions)

September 30, 2009:

Amount	$53	$49	$1,338	$812	$781	$—	$802	$3,835	$1,570

Percentage	1.4%	1.3%	34.9%	21.2%	20.3%	—%	20.9%	100.0%		26.9%	89.2%	10.8%

December 31, 2008:

Amount	$113	$137	$1,493	$857	$765	$—	$—	$3,365	$1,951

Percentage	3.3%	4.1%	44.4%	25.5%	22.7%	—%	—%	100.0%		63.4%	87.9%	12.1%

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At September 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $15.5 billion and $12.6 billion, respectively, at estimated fair value. The estimated fair value of such securities held by the Company by vintage year, net unrealized loss, and portion of holdings rated Aaa/AAA by Moody’s, S&P or Fitch at September 30, 2009 and December 31, 2008, are presented below. The rating distribution of the Company’s commercial mortgage-backed securities holdings at September 30, 2009 was as follows: 89% Aaa, 5% Aa, 3% A, 2% Baa, and 1% Ba or below. The rating distribution of the Company’s commercial mortgage-backed securities holdings at December 31, 2008 was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa, and 1% Ba or below. At September 30, 2009 and December 31, 2008, the Company had no exposure in the Commercial Mortgage-Backed Securities index securities and its holdings of commercial real estate collateralized debt obligations securities were $111 million and $121 million, respectively, at estimated fair value.

The following table presents the Company’s investment in commercial mortgage-backed securities by vintage year and certain other selected data:

	Commercial Mortgage—Backed Securities
								Estimated	Net
	2003 &							Fair	Unrealized
	Prior	2004	2005	2006	2007	2008	2009	Value	Loss	Rated Aaa
	(In millions)

September 30, 2009:
Amount	$7,485	$2,538	$3,104	$1,649	$759	$—	$—	$15,535	$1,080
Percentage	48.2%	16.3%	20.0%	10.6%	4.9%	—%	—%	100.0%		88.9%
December 31, 2008:
Amount	$5,412	$2,457	$2,737	$1,437	$600	$1	$—	$12,644	$3,435
Percentage	42.8%	19.4%	21.6%	11.4%	4.8%	—%	—%	100.0%		93.2%

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At September 30, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $13.3 billion and $10.5 billion, respectively, at estimated fair value.

The Company’s asset-backed securities are diversified both by sector and by issuer. The estimated fair value by collateral type, amount and portion rated Aaa/AAA by Moody’s, S&P or Fitch of such securities held by the Company, and the portion of the asset-backed securities comprised of residential mortgage-backed securities backed by sub-prime mortgage loans credit enhanced by financial guarantor insurers and the related rating of the financial guarantor insurers at September 30, 2009 and December 31, 2008, are presented below.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the types of and certain other information about asset-backed securities held by the Company at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$7,455	56.3%	$5,190	49.3%
Student loans	1,758	13.3	1,085	10.3
Automobile loans	1,035	7.8	1,051	10.0
Residential mortgage-backed securities backed by sub-prime mortgage loans	1,027	7.7	1,142	10.9
Other loans	1,976	14.9	2,055	19.5

Total	$13,251	100.0%	$10,523	100.0%

Portion rated Aaa/AAA	$9,638	72.7%	$7,934	75.4%

Residential mortgage-backed securities backed by sub-prime mortgage loans — portion that is credit enhanced by financial guarantor insurers		37.6%		37.2%
Of the 37.6% and 37.2% credit enhanced, the financial guarantor insurers are rated as follows:
By financial guarantor insurers rated Aa		16.3%		18.8%
By financial guarantor insurers rated A		7.6%		—%
By financial guarantor insurers rated Baa		—%		37.3%

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$6,135	$6,222	$5,556	$5,491
Due after one year through five years	36,746	37,421	33,604	30,884
Due after five years through ten years	40,256	41,258	41,481	36,895
Due after ten years	65,552	66,812	58,547	55,786

Subtotal	148,689	151,713	139,188	129,056
Mortgage-backed and asset-backed securities	76,585	72,183	70,320	59,195

Total fixed maturity securities	$225,274	$223,896	$209,508	$188,251

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contractual maturity. Mortgage-backed and asset-backed securities are shown separately in the table, as they are not due at a single maturity.

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

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described below. If the Company’s estimate of the present value of the expected future cash flows to be received from the security is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected future cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive loss and is referred to as the noncredit loss. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

With respect to perpetual hybrid securities, some of which are classified as fixed maturity securities and some of which are classified as non-redeemable preferred stock, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with severe unrealized losses, regardless of credit rating, have deferred any dividend payments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that were temporarily impaired	$(831)	$(21,246)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(547)	—

Total fixed maturity securities	(1,378)	(21,246)

Equity securities	(232)	(934)
Derivatives	(46)	(2)
Other	79	53

Subtotal	(1,577)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(239)	42
DAC and VOBA on which noncredit OTTI losses have been recognized	48	—
DAC and VOBA	475	3,025

Subtotal	284	3,067
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	172	—
Deferred income tax benefit (expense)	322	6,508

Net unrealized investment gains (losses)	(799)	(12,554)
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(799)	$(12,564)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $547 million includes $126 million related to the transition adjustment, $245 million and $479 million ($225 million and $441 million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2009, respectively, and $63 million and $58 million of subsequent increases in estimated fair value during the three months and nine months ended September 30, 2009, respectively, on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

The $6.2 billion decrease in the deferred income tax benefit to $322 million at September 30, 2009, was primarily the result of the decrease in net unrealized investment gains (losses), which also is a major contributor to the overall decrease in total deferred income tax assets to $535 million.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Nine Months
Ended
September 30, 2009
(In millions)

Balance, end of prior period	$(12,564)
Cumulative effect of change in accounting principle, net of income tax	(76)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(421)
Unrealized investment gains (losses) during the period	21,099
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(281)
DAC and VOBA on which noncredit OTTI losses have been recognized	38
DAC and VOBA	(2,550)
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	132
Deferred income tax benefit (expense)	(6,186)

Net unrealized investment gains (losses)	(809)
Net unrealized investment gains (losses) attributable to noncontrolling interests	10

Balance, end of period	$(799)

Change in net unrealized investment gains (losses)	$11,755
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	10

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$11,765

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss, of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at September 30, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	September 30, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$3,948	$398	$20,536	$2,751	$24,484	$3,149
Residential mortgage-backed securities	2,587	264	9,463	2,995	12,050	3,259
Foreign corporate securities	2,323	194	8,400	1,226	10,723	1,420
U.S. Treasury, agency and government guaranteed securities	7,265	282	2	—	7,267	282
Commercial mortgage-backed securities	1,208	19	6,991	1,242	8,199	1,261
Asset-backed securities	652	152	6,655	1,498	7,307	1,650
Foreign government securities	1,366	45	539	88	1,905	133
State and political subdivision securities	184	28	1,894	256	2,078	284
Other fixed maturity securities	8	2	—	—	8	2

Total fixed maturity securities	$19,541	$1,384	$54,480	$10,056	$74,021	$11,440

Common stock	195	30	10	1	205	31
Non-redeemable preferred stock	173	65	924	302	1,097	367

Total equity securities	$368	$95	$934	$303	$1,302	$398

Total number of securities in an unrealized loss position	1,453		3,821

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$13,065	$1,879	$389	$540	1,030	144
Six months or greater but less than nine months	2,679	1,983	157	640	326	111
Nine months or greater but less than twelve months	3,539	6,288	228	2,116	359	372
Twelve months or greater	45,870	10,158	3,276	4,094	3,066	666

Total	$65,153	$20,308	$4,050	$7,390

Percentage of cost or amortized cost			6%	36%

Equity Securities:
Less than six months	$44	$46	$2	$13	127	31
Six months or greater but less than nine months	32	113	6	45	8	7
Nine months or greater but less than twelve months	229	132	29	43	23	16
Twelve months or greater	393	711	48	212	69	25

Total	$698	$1,002	$85	$313

Percentage of cost			12%	31%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Percentage of cost or amortized cost			9%	38%

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

Percentage of cost			13%	43%

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At September 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, of $11.8 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	September 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	27%	33%
Residential mortgage-backed securities	27	16
Asset-backed securities	14	13
Foreign corporate securities	12	19
Commercial mortgage-backed securities	11	11
State and political subdivision securities	2	3
Foreign government securities	1	1
Other	6	4

Total	100%	100%

Industry:
Mortgage-backed	38%	27%
Finance	25	24
Asset-backed	14	13
Consumer	5	11
Utility	3	8
Communications	2	5
Industrial	2	4
Foreign government	1	1
Other	10	7

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Investments

The following table presents the gross unrealized loss of greater than $10 million for the Company’s fixed maturity and equity securities at:

	September 30, 2009		December 31, 2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	260	15	699	33
Total gross unrealized loss	$5,341	$248	$14,485	$699
Percentage of gross unrealized loss	47%	62%	50%	71%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $4.7 billion and $9.6 billion during the three months and nine months ended September 30, 2009, respectively. These securities were included in the regular evaluation of whether such investments are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of an unrealized loss position for equity securities, such as unrealized losses of 20% or more for equity securities, is given greater weight and consideration than an unrealized loss position of 20% or more for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about equity securities available-for-sale with a gross unrealized loss of 20% or more at:

	September 30, 2009
		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$13	$9	69%	$1	11%	$1	100%	100%
More than six months and less than twelve months	88	88	100%	57	65%	51	89%	88%
Twelve months or greater	212	212	100%	212	100%	212	100%	61%

All equity securities with gross unrealized loss of 20% or more	$313	$309	99%	$270	87%	$264	98%	66%

In connection with the equity securities impairment review process at September 30, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company also considered whether any non-redeemable preferred stock with unrealized losses of 20% or more, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

Net Investment Gains (Losses)

Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI. With the adoption of this guidance, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e., has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change in the impairment methodology for equity securities which, when an OTTI loss has occurred, continue to be impaired for the entire difference between the equity security’s cost and its fair value with a corresponding charge to earnings. The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

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

The components of net investment gains (losses) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(650)	$(748)	$(1,769)	$(961)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	245	—	479	—

Net OTTI losses on fixed maturity securities recognized in earnings	(405)	(748)	(1,290)	(961)
Fixed maturity securities — net gains (losses) on sales and disposals	(50)	(170)	(152)	(466)

Total losses on fixed maturity securities	(455)	(918)	(1,442)	(1,427)

Other net investment gains (losses):
Equity securities	(53)	(181)	(430)	(191)
Mortgage and consumer loans	(129)	26	(400)	(36)
Real estate and real estate joint ventures	(70)	1	(163)	3
Other limited partnership interests	(12)	(16)	(356)	(31)
Freestanding derivatives	(821)	1,451	(5,508)	1,093
Embedded derivatives	(586)	31	1,424	(29)
Other	(13)	352	1	277

Total net investment gains (losses)	$(2,139)	$746	$(6,874)	$(341)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$11,041	$15,441	$30,392	$42,250	$334	$1,396	$587	$2,026

Gross investment gains	228	279	773	569	41	265	61	412

Gross investment losses	(278)	(449)	(925)	(1,035)	(58)	(167)	(125)	(207)

Total OTTI losses recognized in earnings:
Credit-related	(223)	(593)	(966)	(803)	—	—	—	—
Other (1)	(182)	(155)	(324)	(158)	(36)	(279)	(366)	(396)

Total OTTI losses recognized in earnings	(405)	(748)	(1,290)	(961)	(36)	(279)	(366)	(396)

Net investment gains (losses)	$(455)	$(918)	$(1,442)	$(1,427)	$(53)	$(181)	$(430)	$(191)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

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

OTTI losses recognized in earnings on fixed maturity and equity securities were $441 million and $1,656 million for the three months and nine months ended September 30, 2009, respectively, and $1,027 million and $1,357 million for the three months and nine months ended September 30, 2008, respectively.

•	Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 — In the third quarter of 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter FDIC receivership or receive significant government capital infusions. The Company incurred fixed maturity and equity securities impairments of $562 million ($482 million on fixed maturity security holdings and $80 million on equity security holdings) related to security holdings on three such financial institutions in the third quarter of 2008. In addition, the Company incurred fixed maturity security impairments of $155 million in the third quarter of 2008 on securities the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these securities for a period of time sufficient to allow for recovery of the market value decline. Accordingly, impairments on the Company’s financial services industry holdings, and total impairments across all sectors, were higher in the third quarter of 2008 than the third quarter of 2009 as presented in the tables below.

•	Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008 — Conversely, impairments for the nine months ended September 2009 were higher than for the nine months ended September 2008, due to increased fixed maturity security impairments across several industry sectors as presented in the tables below, and not as a result of a concentration in the financial services industry sector. Impairments across these several industry sectors increased due to financial restructurings, bankruptcy filings, ratings downgrades, or difficult operating environments of the issuers.

While financial services industry impairments were lower in the three and nine months ended September 2009 than the comparable prior periods, financial services industry impairments in the three months and nine months ended September 30, 2009 totaled $275 million and $753 million, comprised of $241 million and $429 million on fixed maturity securities and $34 million and $324 million on equity securities, respectively. These financial services industry impairments included $215 million and $577 million for the three months and nine months ended September 30, 2009, respectively, on perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings of $405 million and $1,290 million for the three months and nine months ended September 30, 2009, respectively, and $748 million and $961 million for the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

U.S. and foreign corporate securities:
Finance	$241	$491	$429	$605
Communications	29	32	232	49
Consumer	42	12	206	60
Utility	8	1	84	2
Industrial	7	—	27	—
Other	—	177	26	182

Total U.S. and foreign corporate securities	327	713	1,004	898
Residential mortgage-backed securities	40	—	118	—
Asset-backed securities	17	35	111	63
Commercial mortgage-backed securities	20	—	56	—
Foreign government securities	1	—	1	—

Total	$405	$748	$1,290	$961

The $36 million and $366 million of equity security OTTI losses recognized in earnings for the three months and nine months ended September 30, 2009, respectively, and $279 million and $396 million for the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Sector:
Non-redeemable preferred stock	$34	$270	$314	$308
Common stock (1)	2	9	52	88

Total	$36	$279	$366	$396

Industry:
Financial services industry:
Perpetual hybrid securities (2)	$34	$84	$294	$86
Common and remaining non-redeemable preferred stock	—	191	30	245

Total financial services industry	34	275	324	331
Other	2	4	42	65

Total	$36	$279	$366	$396

(1)	With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater) in determining the other-than-temporary impairment charge for such securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Impairment due to a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2009, for which a portion of the OTTI loss was recognized in other comprehensive loss:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$380	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	—	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	53	205
Additional impairments — credit loss OTTI recognized on securities previously impaired	50	55
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(15)	(22)

Balance, end of period	$468	$468

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Fixed maturity securities	$2,955	$3,446	$8,709	$10,424
Equity securities	37	47	130	197
Trading securities (1)	163	(95)	310	(137)
Mortgage and consumer loans	677	712	2,055	2,109
Policy loans	163	148	481	447
Real estate and real estate joint ventures (2)	(25)	141	(184)	519
Other limited partnership interests (3)	128	(62)	(53)	141
Cash, cash equivalents and short-term investments	27	101	109	313
International joint ventures (4)	(16)	21	(86)	16
Other	37	83	156	230

Total investment income	4,146	4,542	11,627	14,259
Less: Investment expenses	223	495	713	1,598

Net investment income	$3,923	$4,047	$10,914	$12,661

(1)	Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on trading securities and the short sale agreement liabilities. During the three months and nine months ended September 30, 2008, unfavorable changes in estimated fair value of trading securities, due to volatility in the equity and credit markets, were in excess of interest and dividends earned and net realized gains (losses) on securities sold. The changes in estimated fair value included in net investment income on trading securities are presented in the trading securities section below.

(2)	Net investment income from wholly-owned real estate was more than offset by losses incurred on real estate joint ventures. Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall, for the three months and nine months ended September 30, 2009, the net amount recognized were losses of $25 million and $184 million, respectively, resulting primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which has led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions.

(3)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the nine months ended September 30, 2009, the net amount recognized was a loss of $53 million, resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of these equity method investments that do not qualify for hedge accounting of $1 million and ($115) million for the three months and nine months ended September 30, 2009, respectively, and $33 million and $41 million for the three months and nine months ended September 30, 2008, respectively. The increase in losses on the international joint ventures was driven by these derivatives, which moved from gains in the prior year to losses in the current year. The losses were primarily attributable to losses on equity derivatives (used to hedge embedded derivative risk) due to improving equity markets in the current period, as well as losses on foreign currency derivatives due to the U.S. Dollar weakening against several major foreign currencies.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. The liability for cash collateral that is due back to the counterparties by aging category is presented below.

Elements of the securities lending programs are presented below at:

	September 30, 2009	December 31, 2008
	(In millions)

Securities on loan:
Cost or amortized cost	$19,790	$20,791
Estimated fair value	$20,556	$22,885
Aging of cash collateral liability:
Open (1)	$2,473	$5,118
Less than thirty days	9,091	14,711
Greater than thirty days to sixty days	5,222	3,471
Greater than sixty days to ninety days	1,659	—
Greater than ninety days	2,606	—

Total cash collateral liability	$21,051	$23,300

Security collateral on deposit from counterparties	$40	$279

Reinvestment portfolio — estimated fair value	$20,150	$19,509

(1)	Open terms — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009 has been reduced to $2,389 million from $4,986 million at December 31, 2008. Of the $2,389 million of estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009, $2,222 million, were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to greater than ninety days, are primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents, fixed maturity and equity securities and at carrying value for mortgage loans.

	September 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,397	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,887	4,754
Reinsurance arrangements (3)	1,537	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	20,213	20,880
Debt and funding agreements — FHLB of Boston (4)	424	1,284
Funding agreements — Farmer MAC (5)	2,872	2,875
Federal Reserve Bank of New York (6)	2,456	1,577
Collateral financing arrangements — Holding Company (7)	76	316
Derivative transactions (8)	1,563	1,744
Short sale agreements (9)	473	346
Other	—	180

Total assets on deposit, held in trust and pledged as collateral	$36,898	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities to the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”). The nature of the Farmer MAC arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 9.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

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

Certain information about the Company’s trading securities portfolios is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Trading securities — at estimated fair value	$1,970	$946
Short sale agreement liabilities (included in other liabilities)	$143	$57
Investments pledged to secure short sale agreement liabilities	$473	$346

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Net investment income (1)	$163	$(95)	$310	$(137)
Changes in estimated fair value included in net investment income	$101	$(105)	$242	$(149)

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and subsequent changes in estimated fair value, recognized on the trading securities and the related short sale agreement liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets, at and for the nine months ended September 30, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	117
Origination of mortgage servicing rights	427
Reduction due to loan payments	(85)
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	70

Fair value, end of period	$720

The Company recognizes the rights to service residential mortgage loans as MSRs. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See also Note 19 for further information about how the estimated fair value of MSRs is determined and other related information.

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at September 30, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	September 30, 2009		December 31, 2008
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$3,159	$—	$2,361	$—
Real estate joint ventures (2)	21	15	26	15
Other limited partnership interests (3)	359	87	20	3
Other invested assets (4)	29	2	10	3

Total	$3,568	$104	$2,417	$21

(1)	See Note 10 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At September 30, 2009 and December 31, 2008, these assets are presented at estimated fair value and consist of the following:

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$1,069	$948
Asset-backed securities	857	409
Residential mortgage-backed securities	658	561
Commercial mortgage-backed securities	345	98
U.S. Treasury, agency and government guaranteed securities	100	—
Foreign corporate securities	100	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of less than $1 million and $60 million, respectively)	4	224

Total	$3,159	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009 and December 31, 2008, the assets consisted of $16 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $4 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At both September 30, 2009 and December 31, 2008, liabilities consisted of $15 million of other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009, the assets consisted of $228 million of other limited partnership interests, $104 million of other invested assets, $12 million of cash and cash equivalents, and $15 million of other assets. At December 31, 2008, the assets of $20 million were included within other limited partnership interests. At September 30, 2009, liabilities of $75 million and $12 million were included within long-term debt and other liabilities, respectively, and at December 31, 2008, liabilities of $3 million were included within other liabilities.

(4)	Other invested assets include tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009 and December 31, 2008, the assets of $29 million and $10 million, respectively, were included within other invested assets. At September 30, 2009 and December 31, 2008, the liabilities consisted of $1 million and $2 million, respectively, of long-term debt and $1 million and $1 million, respectively, of other liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$1,212	$1,212	$1,080	$1,080
U.S. corporate securities	1,090	1,090	992	992
Real estate joint ventures	31	31	32	32
Other limited partnership interests	2,350	2,667	3,496	4,004
Other invested assets	388	225	318	108

Total	$5,071	$5,225	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $237 million and $278 million at September 30, 2009 and December 31, 2008, respectively.

As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2009.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

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

See Note 19 for information about the fair value hierarchy for derivatives.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivative Financial Instruments and Non Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		September 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$36,558	$2,306	$1,227	$34,060	$4,617	$1,468
	Interest rate floors	23,691	638	58	48,517	1,748	—
	Interest rate caps	28,409	249	—	24,643	11	—
	Interest rate futures	7,943	10	4	13,851	44	117
	Interest rate options	300	3	—	2,365	939	35
	Interest rate forwards	13,331	203	62	16,616	49	70
	Synthetic GICs	4,340	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	16,971	1,681	1,506	19,438	1,953	1,866
	Foreign currency forwards	6,566	137	74	5,167	153	129
	Currency options	649	19	—	932	73	—
	Non-derivative hedging instruments (2)	—	—	—	351	—	323
Credit	Swap spreadlocks	—	—	—	2,338	—	99
	Credit default swaps	6,994	119	161	5,219	152	69
	Other	90	4	—	—	—	—
Equity market	Equity futures	7,725	23	18	6,057	1	88
	Equity options	25,769	1,910	933	5,153	2,150	—
	Variance swaps	13,570	254	25	9,222	416	—
	Other	250	—	60	250	—	101

	Total	$193,156	$7,556	$4,128	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

Interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, the Company is exposed to the risk that interest rates will change from the rate quoted to the potential borrower. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivative instruments. Interest rate

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

lock commitments are included in interest rate forwards in the preceding table. Interest rate lock commitments are not designated as hedging instruments.

A synthetic guaranteed interest contract is a contract that simulates the performance of a traditional guaranteed interest contract (“GIC”) through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.

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

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to hedge credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

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

In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange- traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. TRRs are included in the other classification in the preceding table. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$5,007	$948	$137	$6,093	$467	$550
Interest rate swaps	4,791	767	97	4,141	1,338	153

Subtotal	9,798	1,715	234	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,953	163	344	3,782	463	381
Interest rate swaps	—	—	—	286	—	6
Interest rate forwards	2,753	138	—	—	—	—
Other	90	4	—	—	—	—

Subtotal	6,796	305	344	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,906	18	42	1,670	32	50
Foreign currency swaps	102	—	14	164	1	—
Non-derivative hedging instruments	—	—	—	351	—	323

Subtotal	2,008	18	56	2,185	33	373

Total Qualifying Hedges	$18,602	$2,038	$634	$16,487	$2,301	$1,463

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2009			December 31, 2008
Derivatives Not Designated or Not	Notional	Fair Value		Notional	Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,767	$1,539	$1,130	$29,633	$3,279	$1,309
Interest rate floors	23,691	638	58	48,517	1,748	—
Interest rate caps	28,409	249	—	24,643	11	—
Interest rate futures	7,943	10	4	13,851	44	117
Interest rate options	300	3	—	2,365	939	35
Interest rate forwards	10,578	65	62	16,616	49	70
Synthetic GICs	4,340	—	—	4,260	—	—
Foreign currency swaps	7,909	570	1,011	9,399	1,022	935
Foreign currency forwards	4,660	119	32	3,497	121	79
Currency options	649	19	—	932	73	—
Swap spreadlocks	—	—	—	2,338	—	99
Credit default swaps	6,994	119	161	5,219	152	69
Equity futures	7,725	23	18	6,057	1	88
Equity options	25,769	1,910	933	5,153	2,150	—
Variance swaps	13,570	254	25	9,222	416	—
Other	250	—	60	250	—	101

Total non-designated or non-qualifying derivatives	$174,554	$5,518	$3,494	$181,952	$10,005	$2,902

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$11	$6	$38	$8
Interest credited to policyholder account balances	58	26	155	89
Other expenses	(1)	(2)	(2)	(3)
Non-qualifying hedges:
Net investment income (loss)	(1)	3	(2)	2
Net investment gains (losses)	(1)	5	62	(14)
Other revenues	25	—	47	—

Total	$91	$38	$298	$82

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate investments to floating rate

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and nine months ended September 30, 2009 and 2008:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$(13)	$12	$(1)
	Policyholder account balances (1)	144	(142)	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	2	(1)
	Foreign-denominated policyholder account balances (2)	190	(181)	9

Total		$318	$(309)	$9

For the Three Months Ended September 30, 2008		$(401)	$411	$10

For the Nine Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$34	$(29)	$5
	Policyholder account balances (1)	(668)	659	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(16)	13	(3)
	Foreign-denominated policyholder account balances (2)	510	(489)	21

Total		$(140)	$154	$14

For the Nine Months Ended September 30, 2008		$(379)	$384	$5

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; and (iv) interest rate forwards to lock in the price to be paid for forward purchases of fixed rate investments.

For the three months and nine months ended September 30, 2009, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. For the three months and nine months ended September 30, 2008, the Company did not recognize any net investment gains (losses) which

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2009 related to such discontinued cash flow hedges were gains (losses) of ($8) and ($7) million, respectively, and for the three months and nine months ended September 30, 2008, related to such discontinued cash flow hedges were gains (losses) of ($6) million and ($13) million, respectively. With the exception of certain cash flow hedges involving interest rate forwards, there were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and nine months ended September 30, 2009. In connection with certain interest rate forwards, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and nine months ended September 30, 2008.

The following table presents the components of other comprehensive loss, before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$13	$(318)	$82	$(270)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	12	123	(93)	77
Amounts reclassified to net investment gains (losses)	70	126	103	119
Amounts reclassified to net investment income	4	2	10	7
Amounts reclassified to other expenses	—	—	(1)	(1)
Amortization of transition adjustment	—	—	(2)	1

Other comprehensive income (loss), end of period	$99	$(67)	$99	$(67)

At September 30, 2009, $37 million of deferred net losses on derivatives accumulated in other comprehensive loss is expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2009 and 2008:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Other Comprehensive	Accumulated Other			Recognized in Income
Hedging Relationships	Loss on Derivatives	Comprehensive Loss into Income			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Investment	Net Investment	Other	Net Investment	Net Investment
		Gains Losses	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended September 30, 2009:
Interest rate swaps	$1	$—	$(2)	$—	$—	$—
Foreign currency swaps	(121)	(107)	(2)	—	—	—
Interest rate forwards	128	37	—	—	—	—
Other	4	—	—	—	—	—

Total	$12	$(70)	$(4)	$—	$—	$—

For the Three Months Ended September 30, 2008:
Interest rate swaps	$3	$—	$—	$—	$—	$—
Foreign currency swaps	120	(126)	(2)	—	—	—

Total	$123	$(126)	$(2)	$—	$—	$—

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$2	$—	$(4)	$—	$—	$—
Foreign currency swaps	(300)	(140)	(4)	1	—	—
Interest rate forwards	201	37	—	—	—	—
Other	4	—	—	—	—	—

Total	$(93)	$(103)	$(8)	$1	$—	$—

For the Nine Months Ended September 30, 2008:
Interest rate swaps	$1	$—	$—	$—	$—	$—
Foreign currency swaps	76	(119)	(8)	1	—	—

Total	$77	$(119)	$(8)	$1	$—	$—

Hedges of Net Investments in Foreign Operations

The Company uses foreign exchange contracts, which may include foreign currency swaps, forwards and options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these contracts based upon the change in forward rates. In addition, the Company may also use non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on non-derivative financial instruments based upon the change in spot rates.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2009 and 2008:

Amount of Gains (Losses)
Deferred in Accumulated
Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging	Other Comprehensive Loss
Relationships (1), (2)	(Effective Portion)
(In millions)

For the Three Months Ended September 30, 2009:
Foreign currency forwards	$(43)
Foreign currency swaps	(9)
Non-derivative hedging instruments	(17)

Total	$(69)

For the Three Months Ended September 30, 2008:
Foreign currency forwards	$157
Foreign currency swaps	18
Non-derivative hedging instruments	18

Total	$193

For the Nine Months Ended September 30, 2009:
Foreign currency forwards	$(192)
Foreign currency swaps	(19)
Non-derivative hedging instruments	(37)

Total	$(248)

For the Nine Months Ended September 30, 2008:
Foreign currency forwards	$119
Foreign currency swaps	28
Non-derivative hedging instruments	29

Total	$176

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive loss into income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At September 30, 2009 and December 31, 2008, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive loss related to hedges of net investments in foreign operations was ($122) million and $126 million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) synthetic GICs; (viii) credit default swaps and TRRs to synthetically create investments; (ix) basis swaps to better match the cash flows of assets and related liabilities; (x) credit default swaps held in relation to trading portfolios; (xi) swaptions to hedge interest rate risk; (xii) inflation swaps to reduce risk generated from inflation-indexed liabilities; and (xiii) interest rate lock commitments.

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Three Months Ended September 30, 2009:
Interest rate swaps	$250	$(1)	$—	$88
Interest rate floors	87	—	—	—
Interest rate caps	(73)	—	—	—
Interest rate futures	108	(2)	—	—
Equity futures	(284)	(20)	(194)	—
Foreign currency swaps	(237)	—	—	—
Foreign currency forwards	16	18	—	—
Currency options	—	—	—	—
Equity options	(605)	7	—	—
Interest rate options	—	—	—	(1)
Interest rate forwards	12	—	—	(35)
Variance swaps	(46)	(1)	—	—
Swap spreadlocks	—	—	—	—
Credit default swaps	(100)	(3)	—	—
Synthetic GICs	—	—	—	—
Other	41	—	—	—

Total	$(831)	$(2)	$(194)	$52

For the Three Months Ended September 30, 2008	$1,453	$42	$62	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$(1,222)	$(4)	$—	$(58)
Interest rate floors	(766)	—	—	—
Interest rate caps	—	—	—	—
Interest rate futures	(376)	(2)	—	—
Equity futures	(633)	(31)	(291)	—
Foreign currency swaps	(399)	—	—	—
Foreign currency forwards	(68)	(13)	—	—
Currency options	(32)	—	—	—
Equity options	(1,337)	(55)	—	—
Interest rate options	(353)	—	—	1
Interest rate forwards	6	—	—	7
Variance swaps	(175)	(10)	—	—
Swap spreadlocks	(38)	—	—	—
Credit default swaps	(219)	(10)	—	—
Synthetic GICs	—	—	—	—
Other	49	—	—	—

Total	$(5,563)	$(125)	$(291)	$(50)

For the Nine Months Ended September 30, 2008	$1,170	$81	$121	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2,639 million and $1,875 million at September 30, 2009 and December 31, 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2009, the Company would have received $38 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table below. As a result, the maximum amounts of potential future recoveries available to offset the $2,639 million and $1,875 million from the table below were $3 million and $13 million at September 30, 2009 and December 31, 2008, respectively. The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair	of Future	Weighted	Fair Value	Future	Weighted
	Value of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$4	$135	4.3	$1	$143	5.0
Credit default swaps referencing indices	33	2,456	3.5	(33)	1,372	4.1

Subtotal	37	2,591	3.6	(32)	1,515	4.2

Baa
Single name credit default swaps (corporate)	1	45	4.4	2	110	2.6
Credit default swaps referencing indices	—	—	—	(5)	215	4.1

Subtotal	1	45	4.4	(3)	325	3.6

Ba
Single name credit default swaps (corporate)	—	3	5.3	—	25	1.6
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	3	5.3	—	25	1.6

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	(2)	10	5.0

Subtotal	—	—	—	(2)	10	5.0

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$38	$2,639	3.6	$(37)	$1,875	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $3,312 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $583 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2009, none of the collateral had been sold or repledged.

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

	Estimated	Estimated
	Fair Value (1) of	Fair Value of
	Derivatives in Net	Collateral
	Liability Position	Provided	Fair Value of Incremental Collateral
	September 30, 2009	September 30, 2009	Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
			in the	Full Overnight
			Company’s	Collateralization or
		Fixed Maturity	Credit	Termination
		Securities (2)	Rating	of the Derivative Position
(In millions)

Derivatives subject to credit-contingent provisions	$956	$815	$70	$188
Derivatives not subject to credit-contingent provisions	61	57	—	—

Total	$1,017	$872	$70	$188

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2009 was $3,913 million. At September 30, 2009, the Company provided securities collateral of $815 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2009 would be $3,098 million. This amount does not consider gross derivative assets of $2,957 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At September 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $70 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $621 million and $686 million, respectively, which is included in premiums and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; ceded reinsurance

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contracts related to guaranteed minimum accumulation and certain guaranteed minimum income riders; and GICs with equity or bond indexed crediting rates.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$114	$205
Call options in equity securities	(30)	(173)

Net embedded derivatives within asset host contracts	$84	$32

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$1,828	$3,134
Other	8	(83)

Net embedded derivatives within liability host contracts	$1,836	$3,051

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Net investment gains (losses) (1)	$(586)	$31	$1,424	$(29)
Policyholder benefits and claims	$(7)	$—	$(75)	$—

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months and nine months ended September 30, 2009 were gains (losses) of ($895) million and ($1,605) million, respectively, in connection with this adjustment, and for the three months and nine months ended September 30, 2008, in connection with this adjustment, were gains (losses) of $677 million and $952 million, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at September 30, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$16,653	$3,491	$20,144
Capitalizations	2,265	—	2,265

Subtotal	18,918	3,491	22,409

Less: Amortization related to:
Net investment gains (losses)	(544)	(72)	(616)
Other expenses	1,264	190	1,454

Total amortization	720	118	838

Less: Unrealized investment gains (losses)	2,042	470	2,512
Less: Other	(111)	(38)	(149)

Balance, end of period	$16,267	$2,941	$19,208

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $284 million in 2009, $353 million in 2010, $322 million in 2011, $289 million in 2012, and $250 million in 2013. For the nine months ended September 30, 2009, $190 million has been amortized resulting in $94 million estimated to be amortized for the remainder of 2009.

Amortization of VOBA and DAC is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$65	$74	$—	$9	$65	$83
Retirement & savings	33	31	1	1	34	32
Non-medical health & other	931	898	—	—	931	898

Subtotal	1,029	1,003	1	10	1,030	1,013

Individual:
Traditional life	4,937	5,813	110	154	5,047	5,967
Variable & universal life	3,393	3,682	930	968	4,323	4,650
Annuities	4,395	3,971	1,466	1,917	5,861	5,888
Other	—	—	—	—	—	—

Subtotal	12,725	13,466	2,506	3,039	15,231	16,505

International:
Latin America region	495	432	342	341	837	773
European region	399	303	19	22	418	325
Asia Pacific region	1,432	1,263	71	75	1,503	1,338

Subtotal	2,326	1,998	432	438	2,758	2,436

Auto & Home	184	183	—	—	184	183

Corporate & Other	3	3	2	4	5	7

Total	$16,267	$16,653	$2,941	$3,491	$19,208	$20,144

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

September 30, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	25

Balance, end of period	$5,033

(1)	Consisting principally of foreign currency translation adjustments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding goodwill by segment and reporting unit is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,172	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,955	2,957

International:
Latin America region	200	184
European region	40	37
Asia Pacific region	160	152

Subtotal	400	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,033	$5,008

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank, National Association (“MetLife Bank”) which resides within Corporate & Other. For purposes of goodwill impairment testing, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both September 30, 2009 and December 31, 2008.

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

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

The Company performed its annual goodwill impairment tests during the third quarter of 2009 based upon data at June 30, 2009. The impairment tests indicated that goodwill was not impaired. Previously, due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management performed an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

7.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$3,379	$3,346	$14,565	$14,044	$2,816	$2,532
Retirement & savings	40,814	40,320	51,054	60,787	42	58
Non-medical health & other	12,367	11,619	501	501	600	609
Individual:
Traditional life	53,604	52,968	1	1	1,546	1,423
Variable & universal life	1,327	1,129	15,472	15,062	1,472	1,452
Annuities	3,938	3,655	47,450	44,282	98	88
Other	—	2	2,898	2,524	1	1
International	10,682	9,241	7,177	5,654	1,559	1,227
Auto & Home	3,015	3,083	—	—	43	43
Corporate & Other	5,366	5,192	8,425	6,950	372	329

Total	$134,492	$130,555	$147,543	$149,805	$8,549	$7,762

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

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	September 30, 2009				December 31, 2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$23,158		N/A		$15,882		N/A
Net amount at risk (2)	$1,924	(3)	N/A		$4,384	(3)	N/A
Average attained age of contractholders	62 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$75,526		$37,007		$62,345		$24,328
Net amount at risk (2)	$10,513	(3)	$7,855	(4)	$18,637	(3)	$11,312	(4)
Average attained age of contractholders	61 years		61 years		60 years		61 years
Two Tier Annuities
General account value	N/A		$282		N/A		$283
Net amount at risk (2)	N/A		$50	(5)	N/A		$50	(5)
Average attained age of contractholders	N/A		61 years		N/A		60 years

	September 30, 2009				December 31, 2008
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$9,230		$4,140		$7,825		$4,135
Net amount at risk (2)	$153,225	(3)	$29,362	(3)	$145,927	(3)	$31,274	(3)
Average attained age of policyholders	52 years		57 years		50 years		56 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at September 30, 2009 and December 31, 2008 is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary	Paid-Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Direct:
Balance, beginning of period	$251	$403	$271	$140	$1,065
Incurred guaranteed benefits	74	97	185	16	372
Paid guaranteed benefits	(167)	—	—	—	(167)

Balance, end of period	$158	$500	$456	$156	$1,270

Ceded:
Balance, beginning of period	$8	$—	$80	$90	$178
Incurred guaranteed benefits	21	—	85	19	125
Paid guaranteed benefits	(23)	—	—	—	(23)

Balance, end of period	$6	$—	$165	$109	$280

Net:
Balance, beginning of period	$243	$403	$191	$50	$887
Incurred guaranteed benefits	53	97	100	(3)	247
Paid guaranteed benefits	(144)	—	—	—	(144)

Balance, end of period	$152	$500	$291	$47	$990

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$46,106	$39,842
Balanced	28,026	14,548
Bond	7,117	5,671
Money Market	2,043	2,456
Specialty	1,958	488

Total	$85,250	$63,005

8.	Closed Block

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

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, has resulted in a policyholder dividend obligation of zero at both September 30, 2009 and December 31, 2008. The policyholder dividend obligation of zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, has resulted in a reduction to both actual and expected cumulative earnings of the closed block. Amortization of the closed block DAC, which resides outside of the closed block, will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future adjustments to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,458	$43,520
Other policyholder funds	299	315
Policyholder dividends payable	772	711
Payables for collateral under securities loaned and other transactions	2,327	2,852
Other liabilities	1,024	254

Total closed block liabilities	47,880	47,652

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $28,053 and $27,947, respectively)	28,515	26,205
Equity securities available-for-sale, at estimated fair value (cost: $263 and $280, respectively)	278	210
Mortgage loans	6,593	7,243
Policy loans	4,507	4,426
Real estate and real estate joint ventures held-for-investment	323	381
Short-term investments	2	52
Other invested assets	1,553	952

Total investments	41,771	39,469
Cash and cash equivalents	650	262
Accrued investment income	487	484
Premiums and other receivables	81	98
Current income tax recoverable	55	—
Deferred income tax assets	629	1,632

Total assets designated to the closed block	43,673	41,945

Excess of closed block liabilities over assets designated to the closed block	4,207	5,707

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $152 and ($633), respectively	282	(1,174)
Unrealized gains (losses) on derivative instruments, net of income tax of $8 and ($8), respectively	15	(15)

Total amounts included in accumulated other comprehensive income (loss)	297	(1,189)

Maximum future earnings to be recognized from closed block assets and liabilities	$4,504	$4,518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$649	$667	$1,953	$2,004
Net investment income and other revenues	547	573	1,633	1,714
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(12)	(87)	(69)	(90)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	6	—	14	—
Other net investment gains (losses), net	58	110	166	40

Total net investment gains (losses)	52	23	111	(50)

Total revenues	1,248	1,263	3,697	3,668

Expenses
Policyholder benefits and claims	800	812	2,412	2,459
Policyholder dividends	375	384	1,114	1,134
Other expenses	50	54	154	164

Total expenses	1,225	1,250	3,680	3,757

Revenues, net of expenses before income tax	23	13	17	(89)
Provision (benefit) for income tax	6	2	3	(38)

Revenues, net of expenses and income tax	$17	$11	$14	$(51)

The change in the maximum future earnings of the closed block is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Balance, beginning of period	$4,521	$4,491	$4,518	$4,429
Change during period	(17)	(11)	(14)	51

Balance, end of period	$4,504	$4,480	$4,504	$4,480

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

9.	Long-term and Short-term Debt

The following represents significant changes in debt from the amounts reported in Note 10 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Senior Notes

In May 2009, the Holding Company issued $1,250 million senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In March 2009, the Holding Company issued $397 million of floating rate senior notes due June 29, 2012 under the FDIC Program. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The notes are not redeemable prior to their maturity. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In February 2009, the Holding Company closed the successful remarketing of the $1,035 million Series B portion of the junior subordinated debt securities constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debt securities and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debt securities were modified, as permitted by their terms, to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and holds $122 million and $89 million of common stock of the FHLB of NY at September 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $2.4 billion and $1.8 billion at September 30, 2009 and December 31, 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the nine months ended September 30, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $950 million and $945 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $220 million and $171 million related to long-term borrowings for the nine months ended September 30, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities with estimated fair values of $4.4 billion and $3.1 billion at September 30, 2009 and December 31, 2008, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At September 30, 2009 and December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $1.2 billion and $950 million, respectively, which is included in short-term debt. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at September 30, 2009 and December 31, 2008 was $2.5 billion and $1.6 billion, respectively. During the nine months ended September 30, 2009, the weighted average interest rate on these advances was 0.19%. During the nine months ended September 30, 2009, the average daily balance of these advances was $1.9 billion and these advances were outstanding for an average of 23 days. The Company did not participate in these programs during the nine months ended September 30, 2008.

Short-term Debt

Short-term debt was $2.1 billion and $2.7 billion at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, short-term debt consisted of $340 million of commercial paper, $1.2 billion related to the aforementioned collateralized borrowings from the Federal Reserve Bank of New York and $590 million related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year. At December 31, 2008, short-term debt consisted of $714 million of commercial paper, $950 million related to the aforementioned collateralized borrowing from the Federal Reserve Bank of New York, $695 million related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year and $300 million related to MetLife Insurance Company of Connecticut’s liability for borrowings from the FHLB of Boston with original maturities of less than one year. During the nine months ended September 30, 2009 and 2008, the weighted average interest rate on short-term debt was 0.44% and 2.6%, respectively. During the nine months ended September 30, 2009 and 2008, the average daily balance of short-term debt was $3.4 billion and $808 million, respectively, and short-term debt was outstanding for an average of 15 days and 31 days, respectively.

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains unsecured credit facilities aggregating $3.2 billion at September 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for general corporate purposes. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $7 million and $37 million for the three months and nine months ended September 30, 2009, respectively, and $2 million and $5 million for the three months and nine

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

months ended September 30, 2008, respectively. Information on these credit facilities at September 30, 2009 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$537	$—	$2,313
MetLife Bank, N.A	August 2010	300	—	—	300

Total		$3,150	$537	$—	$2,613

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The Company maintains committed facilities aggregating $11.3 billion at September 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these committed facilities were $12 million and $37 million for the three months and nine months ended September 30, 2009, respectively, and $10 million and $17 million for the three months and nine months ended September 30, 2008, respectively. Information on committed facilities at September 30, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2010	$300	$300	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	6
Exeter Reassurance Company Ltd.	December 2027 (2)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,452	—	1,444	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,448	—	2,052	28

Total		$11,346	$4,100	$2,797	$4,449

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At September 30, 2009, the Company had outstanding $4.7 billion in letters of credit from various financial institutions, of which $537 million and $4.1 billion were part of credit and committed facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at September 30, 2009.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued to investors, placed by an unaffiliated financial institution, a $2.5 billion, 35-year surplus note to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus note accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus note is contingent upon South Carolina regulatory approval. At both September 30, 2009 and December 31, 2008, the amount of the surplus note outstanding was $2.5 billion.

Simultaneous with the issuance of the surplus note, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus note of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. The Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus note. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus note. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus note. At December 31, 2008, the Company had paid $800 million and had pledged collateral with an estimated fair value of $230 million to the unaffiliated financial institution. As a result of continued fluctuations in the estimated fair value of the surplus note, the Holding Company paid an additional $400 million to the unaffiliated financial institution in April 2009, and received $400 million from the unaffiliated financial institution in June 2009. Both of these payments reduced collateral pledged between the Holding Company and the unaffiliated financial institution. At September 30, 2009, the unaffiliated financial institution had pledged collateral with an estimated fair value of $257 million to the Holding Company related to an increase in estimated fair value of the surplus note. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. See Note 20 for discussion of a payment received by the Holding Company under this agreement in October 2009.

A majority of the proceeds from the offering of the surplus note was placed in trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities.

At September 30, 2009 and December 31, 2008, the estimated fair value of assets held in trust by the Company was $2.4 billion and $2.1 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s interim condensed consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of income. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $11 million and $42 million for the three months and nine months ended September 30, 2009, respectively, and $25 million and $86 million for the three months and nine months ended September 30, 2008, respectively.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At September 30, 2009 and December 31, 2008, $2.8 billion and $2.7 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

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

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At September 30, 2009 and December 31, 2008, the Holding Company had pledged $76 million and $86 million under the agreement, respectively.

At September 30, 2009 and December 31, 2008, the Company held assets in trust with an estimated fair value of $3.2 billion and $2.4 billion, respectively, associated with this transaction. The assets were principally invested in fixed maturity securities and were presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated statements of income. Interest on the collateral financing arrangement was included as a component of other expenses. Total interest expense was $9 million and $37 million for the three months and nine months ended September 30, 2009, respectively, and $23 million and $77 million for the three months and nine months ended September 30, 2008, respectively.

11.	Junior Subordinated Debt Securities

On July 8, 2009, the Holding Company issued junior subordinated debt securities with a face amount of $500 million. The securities are scheduled for redemption on August 1, 2039 and the final maturity of the securities is August 1, 2069. The Holding Company may redeem the securities: (i) in whole or in part, at any time on or after August 1, 2034 at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; or (ii) in certain circumstances, in whole or in part, prior to August 1, 2034 at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 10.75% up to, but not including, the scheduled redemption date. In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of three-month LIBOR plus a margin equal to 7.548%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the securities, the Holding Company entered into a replacement capital covenant (“RCC”). As part of the RCC, the Holding Company agreed that it will not repay,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

redeem or purchase the securities on or before August 1, 2059, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the securities due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the securities and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of the Holding Company’s indebtedness (which will initially be its 5.70% senior notes due June 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2039 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of these securities of $5 million have been capitalized and included in other assets and are being amortized over the period from the issuance date of these securities until their scheduled redemption. Interest expense on the securities was $12 million for both the three and nine months ended September 30, 2009.

12.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2009.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of MLIC, the Holding Company, and individual directors. MLIC, the Holding Company, and the individual

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

directors believe they have meritorious defenses to the plaintiffs’ claims and have contested vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. Defendants’ motion for summary judgment is pending. On November 2, 2009, the court was informed that the parties had reached a proposed settlement in principle. The settlement cannot be finalized until notice of the proposed settlement is provided to class members and the court approves the settlement.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. On March 30, 2009, the court denied MLIC’s and the Holding Company’s motion for summary judgment and plaintiffs’ motion for partial summary judgment. On July 17, 2009, the court entered an order setting the trial to begin on September 8, 2009. On October 2, 2009, after an interlocutory appeal of conflict of interest issues, the court entered an order resetting the trial to begin on November 2, 2009. On November 2, 2009, the parties informed the court that they had reached a proposed settlement in principle. The settlement cannot be finalized until reasonable notice of the proposed settlement is provided to class members and the court determines, after a hearing, that the settlement proposal is fair, reasonable, and adequate.

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

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the nine months ended September 30, 2009 and 2008, MLIC received approximately 2,800 and 3,700 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2009.

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

Regulatory authorities in a small number of states have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation; General American Life Insurance Company; Walnut Street Securities, Inc. and MetLife Securities, Inc. (“MSI”). Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

Metropolitan Life Ins. Co. v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MLIC commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit the Company’s customers and recruit the Company’s financial services representatives. On February 12, 2009, a FINRA arbitration panel awarded MLIC $21 million in damages, including punitive damages and attorneys’ fees. In March 2009, Park Avenue Securities filed a motion to vacate the decision. In September 2009, the parties reached a settlement of this action together with related and similar matters brought by MLIC against Park Avenue Securities and The Guardian Life Insurance Company of America.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. This group of tenants claim that the Company and the current owner, Tishman Speyer, improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. Tishman Speyer and the Company appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The lawsuit will now return to the trial court for further proceedings. The Company will continue to vigorously defend against the claims in the lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs asserted legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs sought rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. In August 2009, the Court granted defendants’ motion for summary judgment, dismissing the claims under the Investment Advisers Act.

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At September 30, 2009, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.1 billion and $4.5 billion at September 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $4.2 billion and $8.0 billion at September 30, 2009 and December 31, 2008, respectively. The Company

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.5 billion and $2.7 billion at September 30, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $932 million and $971 million at September 30, 2009 and December 31, 2008, respectively.

Guarantees

During the nine months ended September 30, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both September 30, 2009 and December 31, 2008.

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

The components of net periodic benefit cost were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Service cost	$44	$41	$130	$123	$6	$6	$17	$16
Interest cost	98	94	296	285	31	25	94	77
Expected return on plan assets	(111)	(130)	(331)	(393)	(18)	(22)	(55)	(66)
Amortization of prior service cost (credit)	3	3	7	11	(9)	(9)	(27)	(27)
Amortization of net actuarial (gains) losses	57	7	170	18	10	—	31	—

Net periodic benefit cost	$91	$15	$272	$44	$20	$—	$60	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost amortized from accumulated other comprehensive loss were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
				(In millions)

Amortization of prior service cost (credit)	$3	$3	$7	$11	$(9)	$(9)	$(27)	$(27)
Amortization of net actuarial (gains) losses	57	7	170	18	10	—	31	—

Subtotal	60	10	177	29	1	(9)	4	(27)
Deferred income tax expense (benefit)	(20)	(4)	(60)	(11)	—	3	(1)	9

Components of net periodic benefit cost amortized from accumulated other comprehensive loss, net of income tax (1)	$40	$6	$117	$18	$1	$(6)	$3	$(18)

(1)	At September 30, 2008, other comprehensive income (loss) also includes $4 million of amounts, which were reversed upon the disposition of Reinsurance Group of America, Incorporated (“RGA”). Such amounts were included in other comprehensive income (loss).

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2009; however, the Subsidiaries expected to make discretionary contributions of up to $150 million to the plans during 2009. At September 30, 2009, the Subsidiaries no longer expect to make this contribution to the Subsidiaries’ qualified pension plans in 2009. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

14.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	$6	$0.4062500	$24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$19		$72

Common Stock

Repurchases

At September 30, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

program, of which $261 million remained outstanding at September 30, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust in the open market (including pursuant to the terms of a pre-set trading plan, which meets the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Issuances

As described in Note 9, the Company delivered 24,343,154 shares of newly issued common stock on February 17, 2009 with proceeds of $1,035 million to settle the remaining stock purchase contracts issued as part of the common equity units sold in June 2005.

During the three months and nine months ended September 30, 2009, 166,868 shares and 780,915 shares of common stock were issued from treasury stock for $9 million and $42 million, respectively.

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

At September 30, 2009, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 47,561,061 and 1,838,594, respectively.

Compensation expense of $27 million and $71 million, and income tax benefits of $10 million and $25 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2009, respectively. Compensation expense of $25 million and $101 million, and income tax benefits of $9 million and $36 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2008, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate fair value for awards granted on or after January 1, 2007 is recognized immediately on the grant date.

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

During the nine months ended September 30, 2009, the Company granted 5,450,662 Stock Option awards with a weighted average exercise price of $23.61 for which the total fair value on the date of grant was $46 million. The number of Stock Options outstanding at September 30, 2009 was 30,303,583 with a weighted average exercise price of $38.51.

Compensation expense of $10 million and $45 million related to Stock Options was recognized for the three months and nine months ended September 30, 2009, respectively, and $11 million and $42 million related to Stock Options was recognized for the three months and nine months ended September 30, 2008, respectively.

At September 30, 2009, there was $49 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.81 years.

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

During the nine months ended September 30, 2009, the Company granted 1,944,298 Performance Share awards for which the total fair value on the date of grant was $40 million. The number of Performance Shares outstanding at September 30, 2009 was 3,591,098 with a weighted average fair value of $38.48 per share. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded in 2006 was completed effective December 31, 2008. The final performance factor has been applied to the 812,975 Performance Shares associated with the 2006 grant outstanding at December 31, 2008 and resulted in the issuance of 894,273 shares of the Company’s common stock during the second quarter of 2009.

Compensation expense of $16 million and $23 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2009, respectively, and $13 million and $57 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2008, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2009, there was $43 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.53 years.

Restricted Stock Units

Restricted Stock Units will normally vest in their entirety on the third anniversary of their grant date and will be settled in an equal number of shares of the Company’s common stock. During the nine months ended September 30, 2009, the Company granted 295,000 Restricted Stock Units for which the total fair value on the date of grant was $6 million. The number of Restricted Stock Units outstanding at September 30, 2009 was 395,937 with a weighted average fair value of $28.24 per unit.

Compensation expense of $1 million and $3 million related to Restricted Stock Units was recognized for the three months and nine months ended September 30, 2009, respectively. Compensation expense of $1 million and $2 million related to Restricted Stock Units was recognized for the three months and nine months ended September 30, 2008, respectively.

At September 30, 2009, there was $7 million of total unrecognized compensation costs related to Restricted Stock Units. It is expected that these costs will be recognized over a weighted average period of 1.74 years.

15.	Other Expenses

Information on other expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Compensation	$957	$925	$2,950	$2,669
Commissions	815	852	2,538	2,545
Interest and debt issue costs	284	265	799	822
Amortization of DAC and VOBA	202	698	838	1,780
Capitalization of DAC	(722)	(773)	(2,265)	(2,309)
Rent, net of sublease income	112	107	328	323
Insurance tax	144	143	412	394
Other (1)	751	714	1,976	1,861

Total other expenses	$2,543	$2,931	$7,576	$8,085

(1)	Includes restructuring charges as discussed below.

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which is expected to be fully implemented by December 31, 2010. This initiative is focused on reducing complexity, leveraging scale, increasing productivity, and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. At September 30, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $48 million and $86 million, respectively. In addition, at September 30, 2009, the Company had a liability for contract costs associated with the termination of an operating lease of $11 million. Restructuring charges incurred in connection with this enterprise-wide initiative during the three months and nine months ended September 30, 2009 were $45 million and $82 million, respectively, and during both the three months and nine months ended September 30, 2008 were $73 million. These restructuring costs were included in other expenses. As the expenses relate to an enterprise-wide

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

initiative, they were incurred within Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative were as follows:

	Three Months			Nine Months
	Ended			Ended
	September 30, 2009			September 30, 2009
		Contract			Contract
		Termination			Termination
	Severance	Costs	Total	Severance	Costs	Total
	(In millions)

Balance, beginning of period	$36	$—	$36	$86	$—	$86
Additional charges	34	11	45	72	11	83
Change in estimates	—	—	—	(1)	—	(1)
Cash payments	(22)	—	(22)	(109)	—	(109)

Balance, end of period	$48	$11	$59	$48	$11	$59

Restructuring charges incurred in current period	$34	$11	$45	$71	$11	$82

Total restructuring charges incurred since inception of program	$172	$11	$183	$172	$11	$183

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(In millions)

Balance, beginning of period	$—	$—
Severance charges	73	73

Balance, end of period	$73	$73

Total restructuring charges incurred since inception of program	$73	$73

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the years ending December 31, 2009 and 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at September 30, 2009.

In addition to the restructuring charges incurred in connection with the aforementioned enterprise-wide initiative, the Company also incurred severance costs in connection with the Argentine government’s nationalization of its private pension business. At September 30, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $1 million and $3 million, respectively. For the nine months ended September 30, 2009, the Company made payments of $2 million within the International segment. No payments were made by the Company for the three months ended September 30, 2009.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

16.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions, except share and per common share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	821,764,490	718,114,168	817,302,327	716,704,688
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	241,875	—	2,724,737
Exercise or issuance of stock-based awards (2)	—	8,578,009	—	9,208,513

Weighted average common stock outstanding for diluted earnings per common share	821,764,490	726,934,052	817,302,327	728,637,938

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$(624)	$1,050	$(2,628)	$2,553
Less: Income (loss) attributable to noncontrolling interests, net of income tax	(5)	(7)	(25)	(16)
Less: Preferred stock dividends	30	30	91	94

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(649)	$1,027	$(2,694)	$2,475

Basic	$(0.79)	$1.43	$(3.30)	$3.45

Diluted	$(0.79)	$1.42	$(3.30)	$3.39

Income from Discontinued Operations:
Income from discontinued operations, net of income tax	$(1)	$(404)	$37	$(251)
Less: Income from discontinued operations, net of income tax, attributable to noncontrolling interests	—	23	—	94

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(1)	$(427)	$37	$(345)

Basic	$—	$(0.59)	$0.05	$(0.48)

Diluted	$—	$(0.59)	$0.05	$(0.47)

Net Income:
Net income (loss)	$(625)	$646	$(2,591)	$2,302
Less: Net income (loss) attributable to noncontrolling interests	(5)	16	(25)	78
Less: Preferred stock dividends	30	30	91	94

Net income (loss) available to MetLife, Inc.’s common shareholders	$(650)	$600	$(2,657)	$2,130

Basic	$(0.79)	$0.84	$(3.25)	$2.97

Diluted	$(0.79)	$0.83	$(3.25)	$2.92

(1)	See Note 13 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for a description of the common equity units. The stock purchase contracts underlying the common equity units as described therein were settled upon the initial stock purchase in August 2008 and the subsequent stock purchase in February 2009. During the period ended September 30, 2008, the average closing price of the Company’s common stock exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units, and, accordingly, increased the weighted average shares outstanding presented above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the period ended September 30, 2009, the average closing price of the Company’s common stock never exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units prior to the settlement in February 2009.

(2)	For the three months and nine months ended September 30, 2009, 5,540,339 shares and 3,575,086 shares, respectively, related to the exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these shares are anti-dilutive.

17.	Business Segment Information

The Company is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. The Company’s business is currently divided into four operating segments: Institutional, Individual, International, and Auto & Home, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. The operations of RGA are also reported in Corporate & Other as discontinued operations. See Note 18 for disclosures regarding discontinued operations, including real estate.

In July 2009, the Company announced the combination of its institutional and individual businesses, as well as its auto & home unit, into a single U.S. business organization. The Company expects to complete the integration of its operations as a single U.S. business organization and present its business segment information based on the realigned organization in the fourth quarter of 2009.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting, net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax, costs related to business combinations, net of income tax, and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended September 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$3,826	$1,175	$868	$727	$5	$6,601
Universal life and investment-type product policy fees	189	840	222	—	—	1,251
Net investment income	1,653	1,735	357	45	133	3,923
Other revenues	142	176	4	8	272	602
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(289)	(223)	(30)	(28)	(80)	(650)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	105	96	22	—	22	245
Other net investment gains (losses), net	(212)	(632)	(566)	(2)	(322)	(1,734)

Total net investment gains (losses)	(396)	(759)	(574)	(30)	(380)	(2,139)

Total revenues	5,414	3,167	877	750	30	10,238

Expenses
Policyholder benefits and claims	4,276	1,688	727	482	—	7,173
Interest credited to policyholder account balances	441	619	198	—	—	1,258
Policyholder dividends	—	436	2	1	—	439
Other expenses	622	701	406	184	630	2,543

Total expenses	5,339	3,444	1,333	667	630	11,413

Income (loss) from continuing operations before provision for income tax	75	(277)	(456)	83	(600)	(1,175)
Provision for income tax expense (benefit)	19	(103)	(173)	16	(310)	(551)

Income (loss) from continuing operations, net of income tax	56	(174)	(283)	67	(290)	(624)
Income (loss) from discontinued operations, net of income tax	1	—	—	—	(2)	(1)

Net income (loss)	57	(174)	(283)	67	(292)	(625)
Less: Net loss attributable to noncontrolling interests	—	—	(5)	—	—	(5)

Net income (loss) attributable to MetLife, Inc.	57	(174)	(278)	67	(292)	(620)
Less: Preferred stock dividends	—	—	—	—	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$57	$(174)	$(278)	$67	$(322)	$(650)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended September 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$4,065	$1,074	$893	$745	$8	$6,785
Universal life and investment-type product policy fees	215	873	264	—	—	1,352
Net investment income	1,866	1,635	334	48	164	4,047
Other revenues	223	147	—	9	42	421
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(255)	(200)	(18)	(2)	(273)	(748)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—	—	—
Other net investment gains (losses), net	458	563	295	(65)	243	1,494

Total net investment gains (losses)	203	363	277	(67)	(30)	746

Total revenues	6,572	4,092	1,768	735	184	13,351

Expenses
Policyholder benefits and claims	4,462	1,370	949	471	12	7,264
Interest credited to policyholder account balances	631	492	6	—	—	1,129
Policyholder dividends	—	445	2	1	—	448
Other expenses	612	1,182	418	196	523	2,931

Total expenses	5,705	3,489	1,375	668	535	11,772

Income (loss) from continuing operations before provision for income tax	867	603	393	67	(351)	1,579
Provision for income tax expense (benefit)	295	207	145	10	(128)	529

Income (loss) from continuing operations, net of income tax	572	396	248	57	(223)	1,050
Income (loss) from discontinued operations, net of income tax	2	4	—	—	(410)	(404)

Net income (loss)	574	400	248	57	(633)	646
Less: Net income (loss) attributable to noncontrolling interests	—	—	(6)	—	22	16

Net income (loss) attributable to MetLife, Inc.	574	400	254	57	(655)	630
Less: Preferred stock dividends	—	—	—	—	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$574	$400	$254	$57	$(685)	$600

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Nine Months Ended September 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
			(In millions)

Statement of Income:
Revenues
Premiums	$11,270	$3,477	$2,366	$2,175	$11	$19,299
Universal life and investment-type product policy fees	623	2,369	658	—	—	3,650
Net investment income	4,700	4,955	808	134	317	10,914
Other revenues	479	397	8	22	822	1,728
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(889)	(465)	(51)	(29)	(335)	(1,769)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	218	135	22	—	104	479
Other net investment gains (losses), net	(2,840)	(1,854)	(592)	22	(320)	(5,584)

Total net investment gains (losses)	(3,511)	(2,184)	(621)	(7)	(551)	(6,874)

Total revenues	13,561	9,014	3,219	2,324	599	28,717

Expenses
Policyholder benefits and claims	12,556	4,834	1,855	1,453	3	20,701
Interest credited to policyholder account balances	1,412	1,808	435	—	—	3,655
Policyholder dividends	—	1,291	5	1	—	1,297
Other expenses	1,850	2,213	1,103	569	1,841	7,576

Total expenses	15,818	10,146	3,398	2,023	1,844	33,229

Income (loss) from continuing operations before provision for income tax	(2,257)	(1,132)	(179)	301	(1,245)	(4,512)
Provision for income tax expense (benefit)	(805)	(405)	(117)	67	(624)	(1,884)

Income (loss) from continuing operations, net of income tax	(1,452)	(727)	(62)	234	(621)	(2,628)
Income (loss) from discontinued operations, net of income tax	3	24	—	—	10	37

Net income (loss)	(1,449)	(703)	(62)	234	(611)	(2,591)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(19)	—	(6)	(25)

Net income (loss) attributable to MetLife, Inc.	(1,449)	(703)	(43)	234	(605)	(2,566)
Less: Preferred stock dividends	—	—	—	—	91	91

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,449)	$(703)	$(43)	$234	$(696)	$(2,657)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Nine Months Ended September 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$11,237	$3,204	$2,717	$2,232	$26	$19,416
Universal life and investment-type product policy fees	647	2,651	847	—	—	4,145
Net investment income	5,865	5,022	960	149	665	12,661
Other revenues	584	450	13	30	64	1,141
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(378)	(236)	(19)	(3)	(325)	(961)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—	—	—
Other net investment gains (losses), net	(52)	234	295	(88)	231	620

Total net investment gains (losses)	(430)	(2)	276	(91)	(94)	(341)

Total revenues	17,903	11,325	4,813	2,320	661	37,022

Expenses
Policyholder benefits and claims	12,389	4,121	2,392	1,488	36	20,426
Interest credited to policyholder account balances	1,928	1,488	142	—	—	3,558
Policyholder dividends	—	1,313	6	4	—	1,323
Other expenses	1,776	3,097	1,329	604	1,279	8,085

Total expenses	16,093	10,019	3,869	2,096	1,315	33,392

Income (loss) from continuing operations before provision for income tax	1,810	1,306	944	224	(654)	3,630
Provision for income tax expense (benefit)	605	435	348	33	(344)	1,077

Income (loss) from continuing operations, net of income tax	1,205	871	596	191	(310)	2,553
Income (loss) from discontinued operations, net of income tax	3	4	—	—	(258)	(251)

Net income (loss)	1,208	875	596	191	(568)	2,302
Less: Net income (loss) attributable to noncontrolling interests	1	—	(17)	—	94	78

Net income (loss) attributable to MetLife, Inc.	1,207	875	613	191	(662)	2,224
Less: Preferred stock dividends	—	—	—	—	94	94

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,207	$875	$613	$191	$(756)	$2,130

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2009	December 31, 2008
	(In millions)

Institutional	$195,098	$195,191
Individual	243,463	214,476
International	31,864	25,891
Auto & Home	5,487	5,232
Corporate & Other	59,280	60,888

Total	$535,192	$501,678

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2009 and 2008. Revenues from U.S. operations were $9.1 billion and $24.9 billion for the three months and nine months ended September 30, 2009, respectively, which represented 89% and 87%, respectively, of consolidated revenues. Revenues from U.S. operations were $11.5 billion and $32.1 billion for the three months and nine months ended September 30, 2008, respectively, which represented 86% and 87%, respectively, of consolidated revenues.

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

The following information presents the components of income from discontinued real estate operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Revenues:
Investment income	$3	$7	$6	$9
Investment expense	(1)	(1)	(1)	(3)

Total revenues	2	6	5	6
Provision for income tax	1	3	2	5

Income from discontinued operations, net of income tax	$1	$3	$3	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying value of real estate related to discontinued operations was $50 million and $51 million at September 30, 2009 and December 31, 2008, respectively.

The following table presents the discontinued real estate operations by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Net investment income:
Institutional	$2	$5	$5	$7
Individual	—	1	—	(1)
Corporate & Other	—	—	—	—

Total net investment income	$2	$6	$5	$6

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life, to a third party and the sale occurred in March 2009. (See also Note 2.) The following tables present the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of income and balance sheet:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Revenues:
Premiums	$—	$4	$3	$12
Universal life and investment-type product policy fees	—	16	15	61
Net investment income	—	10	6	29
Net investment gains (losses)	—	(1)	1	(1)

Total revenues	—	29	25	101

Expenses:
Policyholder benefits and claims	—	12	10	48
Interest credited to policyholder account balances	—	4	3	14
Policyholder dividends	—	1	1	2
Other expenses	—	6	5	21

Total expenses	—	23	19	85

Income before provision for income tax	—	6	6	16
Provision for income tax	—	2	2	7

Income from operations of discontinued operations, net of income tax	—	4	4	9
Gain on disposal, net of income tax	—	—	32	—

Income from discontinued operations, net of income tax	$—	$4	$36	$9

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

The following table presents the amounts related to the 2008 operations of RGA that have been reflected as discontinued operations in the consolidated statements of income:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(In millions)

Revenues:
Premiums	$878	$3,535
Net investment income	143	597
Other revenues	16	69
Net investment gains (losses)	(87)	(249)

Total revenues	950	3,952

Expenses:
Policyholder benefits and claims	732	2,989
Interest credited to policyholder account balances	(29)	108
Other expenses	213	699

Total expenses	916	3,796

Income before provision for income tax	34	156
Provision for income tax	10	53

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	24	103
Income from discontinued operations, net of income tax, attributable to noncontrolling interests	23	94
Loss on disposal, net of income tax	(458)	(458)

Loss from discontinued operations, net of income tax	$(411)	$(261)

During the third quarter of 2009, the Company incurred $2 million, net of income tax, of additional costs related to this split-off.

The operations of RGA include direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s interim condensed consolidated statements of income are amounts related to these transactions, including ceded amounts that reduced premiums and fees and ceded amounts that reduced policyholder benefits and claims by $41 million and $23 million, respectively, for the three months ended September 30, 2008, and by $158 million and $136 million, respectively, for the nine months ended September 30, 2008, that have not been eliminated as these transactions have continued after the RGA disposition.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

19.	Fair Value

Effective January 1, 2008, the Company prospectively adopted the provisions of fair value measurement guidance. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
September 30, 2009	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$223,896	$223,896
Equity securities		$3,117	$3,117
Trading securities		$1,970	$1,970
Mortgage and consumer loans:
Held-for-investment		$48,239	$46,175
Held-for-sale		2,442	2,442

Mortgage and consumer loans, net		$50,681	$48,617
Policy loans		$10,001	$11,516
Real estate joint ventures (1)		$114	$123
Other limited partnership interests(1)		$1,605	$1,598
Short-term investments		$6,861	$6,861
Other invested assets: (1)
Derivative assets (2)	$129,651	$7,556	$7,556
Mortgage servicing rights		$720	$720
Other		$1,221	$1,274
Cash and cash equivalents		$15,562	$15,562
Accrued investment income		$3,236	$3,236
Premiums and other receivables (1)		$2,684	$2,967
Other assets (1)		$800	$791
Separate account assets		$144,434	$144,434
Net embedded derivatives within asset host contracts (3)		$114	$114
Liabilities:
Policyholder account balances (1)		$106,360	$105,919
Short-term debt		$2,131	$2,131
Long-term debt (1)		$13,166	$13,785
Collateral financing arrangements		$5,297	$2,688
Junior subordinated debt securities		$3,191	$3,081
Payables for collateral under securities loaned and other transactions		$24,363	$24,363
Other liabilities: (1)
Derivative liabilities (2)	$63,505	$4,128	$4,128
Trading liabilities		$143	$143
Other		$2,918	$2,918
Separate account liabilities (1)		$31,281	$31,281
Net embedded derivatives within liability host contracts (3)		$1,836	$1,836
Commitments: (4)
Mortgage loan commitments	$3,468	$—	$(162)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$932	$—	$(54)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2008	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$188,251	$188,251
Equity securities		$3,197	$3,197
Trading securities		$946	$946
Mortgage and consumer loans:
Held-for-investment		$49,352	$48,133
Held-for-sale		2,012	2,010

Mortgage and consumer loans, net		$51,364	$50,143
Policy loans		$9,802	$11,952
Real estate joint ventures (1)		$163	$176
Other limited partnership interests (1)		$1,900	$2,269
Short-term investments		$13,878	$13,878
Other invested assets: (1)
Derivative assets (2)	$133,565	$12,306	$12,306
Mortgage servicing rights		$191	$191
Other		$801	$900
Cash and cash equivalents		$24,207	$24,207
Accrued investment income		$3,061	$3,061
Premiums and other receivables (1)		$2,995	$3,473
Other assets (1)		$800	$629
Assets of subsidiaries held-for-sale (1)		$630	$649
Separate account assets		$120,839	$120,839
Net embedded derivatives within asset host contracts (3)		$205	$205
Liabilities:
Policyholder account balances (1)		$110,174	$102,902
Short-term debt		$2,659	$2,659
Long-term debt (1)		$9,619	$8,155
Collateral financing arrangements		$5,192	$1,880
Junior subordinated debt securities		$3,758	$2,606
Payables for collateral under securities loaned and other transactions		$31,059	$31,059
Other liabilities: (1)
Derivative liabilities (2)	$64,523	$4,042	$4,042
Trading liabilities		$57	$57
Other		$638	$638
Liabilities of subsidiaries held-for-sale (1)		$50	$49
Separate account liabilities (1)		$28,862	$28,862
Net embedded derivatives within liability host contracts (3)		$3,051	$3,051
Commitments: (4)
Mortgage loan commitments	$2,690	$—	$(129)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$971	$—	$(105)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. At September 30, 2009 and December 31, 2008, certain non-derivative hedging instruments of $0 and $323 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but are excluded from derivative liabilities here as they are not derivative instruments.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At September 30, 2009 and December 31, 2008, equity securities also included embedded derivatives of ($30) million and ($173) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

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

Other Invested Assets — Other invested assets in the consolidated balance sheet are principally comprised of freestanding derivatives with positive estimated fair values, leveraged leases, investments in tax credit partnerships, joint venture investments, mortgage servicing rights, investment in a funding agreement, funds withheld at interest and various interest-bearing assets held in foreign subsidiaries. Leveraged leases and investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the section labeled “Derivatives” which follows.

Although mortgage servicing rights are not financial instruments, the Company has included them in the preceding table as a result of its election to carry mortgage servicing rights at fair value. As sales of mortgage servicing rights tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available, observable market valuations are limited. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of the mortgage servicing rights. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of unobservable inputs including assumptions regarding estimates of discount rates, loan pre-payment, and servicing costs.

The estimated fair value of the investment in a funding agreement is estimated by discounting the expected future cash flows using current market rates and the credit risk of the note issuer.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

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

Other Assets — Other assets in the consolidated balance sheet are principally comprised of prepaid expenses, amounts held under corporate owned life insurance, fixed assets, capitalized software, deferred sales inducements, value of distribution agreements, value of customer relationships acquired, and a receivable for cash collateral pledged under the MRC collateral financing arrangement as described in Note 10. With the exception of the receivable for collateral pledged, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represents the receivable for collateral pledged for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit of the financial institution.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported NAVs provided by the fund manager. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The estimated fair value of hedge funds is based upon NAVs provided by the fund manager. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

The investment contracts primarily include GICs, certain funding arrangements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit which is determined using publicly available information relating to the Company’s debt, as well as its claims paying ability.

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

Short-term and Long-term Debt, Collateral Financing Arrangements, and Junior Subordinated Debt Securities — The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements, and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheet as it does not include capital leases which are not required to be disclosed at estimated fair value.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that the Company believes there is limited risk of a material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in its own credit are necessary.

Other Liabilities — Other liabilities in the consolidated balance sheet are principally comprised of freestanding derivatives with negative estimated fair values; securities trading liabilities; tax and litigation contingency liabilities; obligations for employee-related benefits; interest due on the Company’s debt obligations and on cash collateral held in relation to securities lending; dividends payable; amounts due for securities purchased but not yet settled; amounts due under assumed reinsurance contracts; and general operating accruals and payables.

The estimated fair value of derivatives — with positive and negative estimated fair values — and embedded derivatives within asset and liability host contracts are described in the sections labeled “Derivatives” and “Embedded Derivatives within Asset and Liability Host Contracts” which follow.

The remaining other amounts included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of securities trading liabilities; interest and dividends payable; amounts due for securities purchased but not yet settled; and amounts payable under certain assumed reinsurance contracts recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheet at an equivalent summary total of the separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments.

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

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity riders and certain GICs with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

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

The Company ceded the risk associated with certain of the GMIB and GMAB riders described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses) or policyholder benefit and claims depending on the income statement classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the riders directly written by the Company.

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

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain GICs is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. The estimated fair value of these embedded derivatives are included, along with their GIC host, within policyholder account balances with changes in estimated fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	September 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$64,712	$6,930	$71,642
Residential mortgage-backed securities	—	41,187	2,210	43,397
Foreign corporate securities	—	31,236	5,356	36,592
U.S. Treasury, agency and government guaranteed securities	10,134	15,295	38	25,467
Commercial mortgage-backed securities	—	15,228	307	15,535
Asset-backed securities	—	10,789	2,462	13,251
Foreign government securities	315	10,592	540	11,447
State and political subdivision securities	—	6,397	152	6,549
Other fixed maturity securities	—	9	7	16

Total fixed maturity securities	10,449	195,445	18,002	223,896

Equity securities:
Common stock	489	1,025	122	1,636
Non-redeemable preferred stock	—	302	1,179	1,481

Total equity securities	489	1,327	1,301	3,117

Trading securities	1,551	360	59	1,970
Short-term investments (1)	5,066	1,467	29	6,562
Mortgage and consumer loans (2)	—	2,384	20	2,404
Derivative assets (3)	49	5,122	2,385	7,556
Net embedded derivatives within asset host contracts (4)	—	—	114	114
Mortgage servicing rights (5)	—	—	720	720
Separate account assets (6)	110,064	32,449	1,921	144,434

Total assets	$127,668	$238,554	$24,551	$390,773

Liabilities
Derivative liabilities (3)	$81	$3,052	$995	$4,128
Net embedded derivatives within liability host contracts (4)	—	(37)	1,873	1,836
Trading liabilities (7)	129	—	14	143

Total liabilities	$210	$3,015	$2,882	$6,107

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
		(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
Residential mortgage-backed securities	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury, agency and government guaranteed securities	10,132	11,090	88	21,310
Commercial mortgage-backed securities	—	12,384	260	12,644
Asset-backed securities	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	10,414	160,429	17,408	188,251

Equity securities:
Common stock	413	1,167	105	1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	413	1,405	1,379	3,197

Trading securities	587	184	175	946
Short-term investments (1)	10,549	2,913	100	13,562
Mortgage and consumer loans (2)	—	1,798	177	1,975
Derivative assets (3)	55	9,483	2,768	12,306
Net embedded derivatives within asset host contracts (4)	—	—	205	205
Mortgage servicing rights (5)	—	—	191	191
Separate account assets (6)	85,886	33,195	1,758	120,839

Total assets	$107,904	$209,407	$24,161	$341,472

Liabilities
Derivative liabilities (3)	$273	$3,548	$221	$4,042
Net embedded derivatives within liability host contracts (4)	—	(83)	3,134	3,051
Trading liabilities (7)	57	—	—	57

Total liabilities	$330	$3,465	$3,355	$7,150

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage and consumer loans as presented in the tables above differ from the amount presented in the consolidated balance sheet as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables. At September 30, 2009 and December 31, 2008, certain non-derivative hedging instruments of $0 and $323 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but are excluded from derivative liabilities here as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At September 30, 2009 and December 31, 2008, equity securities also included embedded derivatives of ($30) million and ($173) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures, as well as interest rate forwards to sell certain residential mortgage-backed securities. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.
Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities and asset-backed securities. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell certain residential mortgage-backed securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives classified within this level include embedded equity derivatives contained in certain GICs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities and asset-backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable broker quotes. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level primarily include embedded derivatives associated with certain variable annuity riders. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In	Balance,
	Beginning		Comprehensive	Issuances and	and/or Out	End of
	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$6,663	$(21)	$400	$(113)	$1	$6,930
Residential mortgage-backed securities	1,494	(14)	59	782	(111)	2,210
Foreign corporate securities	4,729	(114)	766	(10)	(15)	5,356
U.S. Treasury, agency and government guaranteed securities	37	—	1	—	—	38
Commercial mortgage-backed securities	251	(31)	29	(1)	59	307
Asset-backed securities	2,160	(14)	352	(29)	(7)	2,462
Foreign government securities	346	2	45	27	120	540
State and political subdivision securities	104	—	5	29	14	152
Other fixed maturity securities	8	—	(1)	—	—	7

Total fixed maturity securities	$15,792	$(192)	$1,656	$685	$61	$18,002

Equity securities:
Common stock	$118	$(1)	$(1)	$6	$—	$122
Non-redeemable preferred stock	1,067	(70)	267	(85)	—	1,179

Total equity securities	$1,185	$(71)	$266	$(79)	$—	$1,301

Trading securities	$72	$7	$—	$(20)	$—	$59
Short-term investments	$5	$(1)	$—	$25	$—	$29
Mortgage and consumer loans	$136	$(1)	$—	$—	$(115)	$20
Net derivatives (6)	$1,766	$(539)	$51	$121	$(9)	$1,390
Mortgage servicing rights (7), (8)	$670	$(64)	$—	$114	$—	$720
Separate account assets (9)	$1,554	$58	$—	$231	$78	$1,921
Net embedded derivatives (10)	$(1,108)	$(550)	$(60)	$(41)	$—	$(1,759)
Trading liabilities	$(59)	$—	$—	$45	$—	$(14)

For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$7,472	$(473)	$(330)	$520	$492	$7,681
Residential mortgage-backed securities	1,158	2	(75)	(479)	(96)	510
Foreign corporate securities	8,023	83	(825)	1	508	7,790
U.S. Treasury, agency and government guaranteed securities	82	1	2	(1)	(18)	66
Commercial mortgage-backed securities	450	1	(66)	—	(29)	356
Asset-backed securities	3,627	(35)	(321)	(103)	(81)	3,087
Foreign government securities	594	10	(56)	(68)	40	520
State and political subdivision securities	122	—	4	23	(25)	124
Other fixed maturity securities	269	—	(2)	(224)	—	43

Total fixed maturity securities	$21,797	$(411)	$(1,669)	$(331)	$791	$20,177

Equity securities:
Common stock	$186	$(2)	$(5)	$(23)	$(7)	$149
Non-redeemable preferred stock	1,871	(220)	17	(153)	53	1,568

Total equity securities	$2,057	$(222)	$12	$(176)	$46	$1,717

Trading securities	$312	$(12)	$(2)	$(62)	$—	$236
Short-term investments	$134	$—	$—	$(12)	$16	$138
Mortgage and consumer loans	$—	$—	$—	$10	$5	$15
Net derivatives (6)	$853	$348	$—	$67	$—	$1,268
Mortgage servicing rights (7), (8)	$—	$1	$—	$302	$—	$303
Separate account assets (9)	$1,694	$(88)	$—	$(57)	$462	$2,011
Net embedded derivatives (10)	$(444)	$13	$—	$(18)	$—	$(449)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:
					Other	Purchases,
			Balance,		Comprehensive	Sales,	Transfer In	Balance,
	Balance,	Impact of	Beginning	Earnings	Income	Issuances and	and/or Out	End of
	December 31, 2007	Adoption (1)	of Period	(2, 3)	(Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities			$7,498	$(465)	$710	$(563)	$(250)	$6,930
Residential mortgage-backed securities			595	9	71	1,576	(41)	2,210
Foreign corporate securities			5,944	(303)	1,475	(312)	(1,448)	5,356
U.S. Treasury, agency and government guaranteed securities			88	—	—	(29)	(21)	38
Commercial mortgage-backed securities			260	(36)	49	(16)	50	307
Asset-backed securities			2,452	(50)	268	(257)	49	2,462
Foreign government securities			408	(45)	68	6	103	540
State and political subdivision securities			123	—	10	42	(23)	152
Other fixed maturity securities			40	1	—	(34)	—	7

Total fixed maturity securities			$17,408	$(889)	$2,651	$413	$(1,581)	$18,002

Equity securities:
Common stock			$105	$(1)	$5	$13	$—	$122
Non-redeemable preferred stock			1,274	(328)	400	(167)	—	1,179

Total equity securities			$1,379	$(329)	$405	$(154)	$—	$1,301

Trading securities			$175	$14	$—	$(130)	$—	$59
Short-term investments			$100	$(3)	$—	$(63)	$(5)	$29
Mortgage and consumer loans			$177	$(3)	$—	$1	$(155)	$20
Net derivatives (6)			$2,547	$(1,498)	$(12)	$341	$12	$1,390
Mortgage servicing rights (7), (8)			$191	$70	$—	$459	$—	$720
Separate account assets (9)			$1,758	$(212)	$—	$286	$89	$1,921
Net embedded derivatives (10)			$(2,929)	$1,294	$(35)	$(89)	$—	$(1,759)
Trading liabilities			$—	$—	$—	$(14)	$—	$(14)

For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$8,368	$—	$8,368	$(534)	$(578)	$79	$346	$7,681
Residential mortgage-backed securities	1,423	—	1,423	5	(156)	(223)	(539)	510
Foreign corporate securities	7,228	(8)	7,220	124	(1,186)	(157)	1,789	7,790
U.S. Treasury, agency and government guaranteed securities	80	—	80	—	(3)	1	(12)	66
Commercial mortgage-backed securities	539	—	539	(2)	(125)	(8)	(48)	356
Asset-backed securities	4,490	—	4,490	(87)	(677)	(615)	(24)	3,087
Foreign government securities	785	—	785	23	(58)	(242)	12	520
State and political subdivision securities	124	—	124	—	—	38	(38)	124
Other fixed maturity securities	289	—	289	1	(4)	(243)	—	43

Total fixed maturity securities	$23,326	$(8)	$23,318	$(470)	$(2,787)	$(1,370)	$1,486	$20,177

Equity securities:
Common stock	$183	$—	$183	$3	$(8)	$(11)	$(18)	$149
Non-redeemable preferred stock	2,188	—	2,188	(268)	(186)	(211)	45	1,568

Total equity securities	$2,371	$—	$2,371	$(265)	$(194)	$(222)	$27	$1,717

Trading securities	$183	$8	$191	$(15)	$—	$65	$(5)	$236
Short-term investments	$179	$—	$179	$—	$—	$(41)	$—	$138
Mortgage and consumer loans	$—	$—	$—	$—	$—	$10	$5	$15
Net derivatives (6)	$789	$(1)	$788	$405	$—	$74	$1	$1,268
Mortgage servicing rights (7), (8)	$—	$—	$—	$1	$—	$302	$—	$303
Separate account assets (9)	$1,464	$—	$1,464	$(60)	$—	$295	$312	$2,011
Net embedded derivatives (10)	$(278)	$24	$(254)	$(125)	$—	$(70)	$—	$(449)

(1)	Impact of adoption of fair value measurement guidance represents the amount recognized in earnings as a change in estimate associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of this adoption on RGA —

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, resulted in a total net impact of adoption of $30 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	The additions and reductions (due to loan payments) affecting MSRs were $138 million and ($24) million, respectively, for the three months ended September 30, 2009 and $544 million and ($85) million, respectively, for the nine months ended September 30, 2009. The additions and reductions (due to loan payments) affecting MSRs were $305 million and ($3) million, respectively, for both the three months and nine months ended September 30, 2008.

(8)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were ($64) million and $0, respectively, for the three months ended September 30, 2009, and $70 million and $0, respectively, for the nine months ended September 30, 2009. The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were $1 million and $0, respectively, for both the three months and nine months ended September 30, 2008.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(10)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the three months ended September 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(24)	$—	$—	$(21)
Residential mortgage-backed securities	12	(26)	—	—	(14)
Foreign corporate securities	(1)	(113)	—	—	(114)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	—	(31)	—	—	(31)
Asset-backed securities	1	(15)	—	—	(14)
Foreign government securities	3	(1)	—	—	2
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$18	$(210)	$—	$—	$(192)

Equity securities:
Common stock	$—	$(1)	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(68)	—	—	(70)

Total equity securities	$(2)	$(69)	$—	$—	$(71)

Trading securities	$7	$—	$—	$—	$7
Short-term investments	$—	$(1)	$—	$—	$(1)
Mortgage and consumer loans	$—	$—	$(1)	$—	$(1)
Net derivatives	$4	$(576)	$33	$—	$(539)
Mortgage servicing rights	$—	$—	$(64)	$—	$(64)
Net embedded derivatives	$—	$(543)	$—	$(7)	$(550)

For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$4	$(477)	$—	$—	$(473)
Residential mortgage-backed securities	2	—	—	—	2
Foreign corporate securities	74	9	—	—	83
U.S. Treasury, agency and government guaranteed securities	—	1	—	—	1
Commercial mortgage-backed securities	1	—	—	—	1
Asset-backed securities	(2)	(33)	—	—	(35)
Foreign government securities	8	2	—	—	10
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$87	$(498)	$—	$—	$(411)

Equity securities:
Common stock	$—	$(2)	$—	$—	$(2)
Non-redeemable preferred stock	—	(220)	—	—	(220)

Total equity securities	$—	$(222)	$—	$—	$(222)

Trading securities	$(12)	$—	$—	$—	$(12)
Short-term investments	$—	$—	$—	$—	$—
Net derivatives	$6	$342	$—	$—	$348
Mortgage servicing rights	$—	$—	$1	$—	$1
Net embedded derivatives	$—	$13	$—	$—	$13

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the nine months ended September 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$11	$(476)	$—	$—	$(465)
Residential mortgage-backed securities	14	(5)	—	—	9
Foreign corporate securities	(4)	(299)	—	—	(303)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	(37)	—	—	(36)
Asset-backed securities	2	(52)	—	—	(50)
Foreign government securities	8	(53)	—	—	(45)
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	1

Total fixed maturity securities	$33	$(922)	$—	$—	$(889)

Equity securities:
Common stock	$—	$(1)	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(326)	—	—	(328)

Total equity securities	$(2)	$(327)	$—	$—	$(329)

Trading securities	$14	$—	$—	$—	$14
Short-term investments	$—	$(3)	$—	$—	$(3)
Mortgage and consumer loans	$—	$—	$(3)	$—	$(3)
Net derivatives	$(66)	$(1,444)	$12	$—	$(1,498)
Mortgage servicing rights	$—	$—	$70	$—	$70
Net embedded derivatives	$—	$1,369	$—	$(75)	$1,294

For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$10	$(544)	$—	$—	$(534)
Residential mortgage-backed securities	4	1	—	—	5
Foreign corporate securities	157	(33)	—	—	124
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	2	(4)	—	—	(2)
Asset-backed securities	4	(91)	—	—	(87)
Foreign government securities	24	(1)	—	—	23
State and political subdivision securities	(1)	1	—	—	—
Other fixed maturity securities	1	—	—	—	1

Total fixed maturity securities	$201	$(671)	$—	$—	$(470)

Equity securities:
Common stock	$—	$3	$—	$—	$3
Non-redeemable preferred stock	—	(268)	—	—	(268)

Total equity securities	$—	$(265)	$—	$—	$(265)

Trading securities	$(15)	$—	$—	$—	$(15)
Short-term investments	$1	$(1)	$—	$—	$—
Net derivatives	$15	$390	$—	$—	$405
Mortgage servicing rights	$—	$—	$1	$—	$1
Net embedded derivatives	$—	$(125)	$—	$—	$(125)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at September 30, 2009 and 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$5	$(13)	$—	$—	$(8)
Residential mortgage-backed securities	12	—	—	—	12
Foreign corporate securities	(1)	(45)	—	—	(46)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	—	(31)	—	—	(31)
Asset-backed securities	1	(6)	—	—	(5)
Foreign government securities	3	—	—	—	3
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$20	$(95)	$—	$—	$(75)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	(2)	(27)	—	—	(29)

Total equity securities	$(2)	$(27)	$—	$—	$(29)

Trading securities	$6	$—	$—	$—	$6
Short-term investments	$—	$—	$—	$—	$—
Mortgage and consumer loans	$—	$—	$(1)	$—	$(1)
Net derivatives	$4	$(574)	$49	$—	$(521)
Mortgage servicing rights	$—	$—	$(10)	$—	$(10)
Net embedded derivatives	$—	$(545)	$—	$(7)	$(552)

For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$4	$(317)	$—	$—	$(313)
Residential mortgage-backed securities	1	—	—	—	1
Foreign corporate securities	70	(4)	—	—	66
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	—	—	—	1
Asset-backed securities	1	(31)	—	—	(30)
Foreign government securities	8	—	—	—	8
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$85	$(352)	$—	$—	$(267)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(218)	—	—	(218)

Total equity securities	$—	$(218)	$—	$—	$(218)

Trading securities	$(12)	$—	$—	$—	$(12)
Short-term investments	$—	$—	$—	$—	$—
Net derivatives	$6	$317	$—	$—	$323
Mortgage servicing rights	$—	$—	$1	$—	$1
Net embedded derivatives	$—	$8	$—	$—	$8

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at September 30, 2009 and 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$13	$(457)	$—	$—	$(444)
Residential mortgage-backed securities	14	1	—	—	15
Foreign corporate securities	(4)	(246)	—	—	(250)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	(51)	—	—	(50)
Asset-backed securities	2	(103)	—	—	(101)
Foreign government securities	8	—	—	—	8
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	1

Total fixed maturity securities	$35	$(856)	$—	$—	$(821)

Equity securities:
Common stock	$—	$(1)	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(172)	—	—	(174)

Total equity securities	$(2)	$(173)	$—	$—	$(175)

Trading securities	$16	$—	$—	$—	$16
Short-term investments	$—	$—	$—	$—	$—
Mortgage and consumer loans	$—	$—	$(3)	$—	$(3)
Net derivatives	$(66)	$(1,405)	$49	$—	$(1,422)
Mortgage servicing rights	$—	$—	$50	$—	$50
Net embedded derivatives	$—	$1,354	$—	$(75)	$1,279
For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$7	$(341)	$—	$—	$(334)
Residential mortgage-backed securities	4	—	—	—	4
Foreign corporate securities	154	(29)	—	—	125
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	3	(5)	—	—	(2)
Asset-backed securities	3	(67)	—	—	(64)
Foreign government securities	19	—	—	—	19
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	1

Total fixed maturity securities	$191	$(442)	$—	$—	$(251)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(248)	—	—	(248)

Total equity securities	$—	$(248)	$—	$—	$(248)

Trading securities	$(12)	$—	$—	$—	$(12)
Short-term investments	$—	$—	$—	$—	$—
Net derivatives	$15	$345	$—	$—	$360
Mortgage servicing rights	$—	$—	$1	$—	$1
Net embedded derivatives	$—	$(138)	$—	$—	$(138)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Option — Mortgage and Consumer Loans

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. The following table presents residential mortgage loans held for sale carried under the fair value option at:

	September 30, 2009	December 31, 2008
	(In millions)

Unpaid principal balance	$2,322	$1,920
Excess estimated fair value over unpaid principal balance	82	55

Carrying value at estimated fair value	$2,404	$1,975

Approximately $2 million of the loans where the fair value option has been elected were in non-accrual status and none of the loans were more than 90 days past due at September 30, 2009. None of the loans where the fair value option has been elected were more than 90 days past due or in non-accrual status at December 31, 2008.

Residential mortgage loans held-for-sale accounted for under the fair value option are initially measured at estimated fair value. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value, and gains or losses on sales are recognized in other revenues, and such changes in estimated fair value were due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$—	$(2)	$—
Other changes in fair value	$149	$13	$457	$13

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below represent certain investments measured at estimated fair value during the period and still held as of the reporting dates.

	Three Months			Three Months
	Ended			Ended
	September 30, 2009			September 30, 2008
	Carrying	Estimated Fair		Carrying	Estimated Fair
	Value Prior to	Value After		Value Prior to	Value After
	Impairment	Impairment	Gains (Losses)	Impairment	Impairment	Gains (Losses)
	(In millions)

Mortgage and consumer loans (1):
Held-for-investment	$88	$63	$(25)	$46	$40	$(6)
Held-for-sale	35	33	(2)	94	85	(9)

Mortgage and consumer loans, net	$123	$96	$(27)	$140	$125	$(15)

Other limited partnership interests (2)	$49	$36	$(13)	$47	$30	$(17)
Real estate joint ventures (2)	$49	$27	$(22)	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months			Nine Months
	Ended			Ended
	September 30, 2009			September 30, 2008
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After		Value Prior to	Value After
	Impairment	Impairment	Gains (Losses)	Impairment	Impairment	Gains (Losses)
			(In millions)

Mortgage and consumer loans (1):
Held-for-investment	$176	$123	$(53)	$125	$95	$(30)
Held-for-sale	41	38	(3)	112	85	(27)

Mortgage and consumer loans, net	$217	$161	$(56)	$237	$180	$(57)

Other limited partnership interests (2)	$881	$527	$(354)	$71	$38	$(33)
Real estate joint ventures (2)	$186	$96	$(90)	$—	$—	$—

(1)	Mortgage and Consumer Loans — The impaired mortgage and consumer loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage and consumer loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage and consumer loans.

(2)	Other Limited Partnership Interests and Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

20.	Subsequent Events

On November 3, 2009, the date the September 30, 2009 interim condensed consolidated financial statements of MetLife, Inc. were issued, the Company evaluated the recognition and disclosure of subsequent events.

On October 27, 2009, the Company’s Board of Directors approved an annual dividend for 2009 of $0.74 per common share payable on December 14, 2009 to stockholders of record as of November 9, 2009. The Company estimates the aggregate dividend payment to be $606 million.

On October 22, 2009, the Holding Company received $244 million from an unaffiliated financial institution related to an increase in the estimated fair value of the surplus note issued by MRC in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, as described in Note 10. As a result of this payment, the collateral pledged by the unaffiliated financial institution to the Holding Company in connection with the collateral financing arrangement was reduced by $244 million.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xvi) increased expenses relating to pension and post-retirement benefit plans; (xvii) catastrophe losses; (xviii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xix) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xx) economic, political, currency and other risks relating to the Company’s international operations; (xxi) availability and effectiveness of reinsurance or indemnification arrangements; (xxii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxiii) changes in accounting standards, practices and/or policies; (xxiv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xxvi) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvii) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xxviii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; and (xxix) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

The following discussion includes references to operating earnings, which for purposes of this discussion should be read as operating earnings available to common shareholders. Operating earnings is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is defined as GAAP net income (loss) available to MetLife, Inc.’s common shareholders, excluding net investment gains (losses); adjustments related to net investment gains (losses); adjustments related to net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting and the impact of MetLife’s credit spread; adjustments related to acquisition costs incurred to effect a business combination after January 1, 2009; and discontinued operations other than discontinued real estate, all net of income tax. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting treatment are included in operating earnings. MetLife believes that operating earnings enhances the understanding and comparability of its performance by excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting and the impact of MetLife’s credit spread, net of income tax, each of which can fluctuate significantly from period to period, and adjustments related to acquisition costs incurred to effect a business combination after January 1, 2009, net of income tax, and discontinued operations other than discontinued real estate, net of income tax, thereby highlighting the results from operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income (loss) available to MetLife, Inc.’s common shareholders. A reconciliation of operating earnings to GAAP net income (loss) available to MetLife, Inc.’s common shareholders, the most directly comparable GAAP measure, is provided below.

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe and Asia Pacific regions. Through its subsidiaries, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is currently organized into four operating segments: Institutional, Individual, Auto & Home and International, as well as Corporate & Other.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(650)	$600	$(2,657)	$2,130
Less: Net investment gains (losses), net of income tax	(1,420)	483	(4,573)	(217)
Less: Adjustments related to net investment gains (losses), net of income tax	66	(61)	331	134
Less: Adjustments related to acquisition costs, net of income tax	(12)	—	(21)	—
Less: Discontinued operations, net of income tax	(2)	(430)	34	(349)

Operating earnings available to MetLife, Inc.’s common shareholders	$718	$608	$1,572	$2,562

Unless otherwise stated, all amounts are net of income tax.

During the three months ended September 30, 2009, MetLife, Inc.’s net income (loss) available to common shareholders decreased $1.3 billion to a loss of $650 million from income of $600 million in the comparable 2008 period. The period over period change is predominantly due to an unfavorable change of $1.8 billion in net investment gains (losses), resulting from a $1.4 billion net investment loss, net of related adjustments, in the current period compared with a net investment gain of $422 million, net of related adjustments, in the comparable 2008 period. The change in net investment losses was partially offset by a reduction of $428 million in losses from discontinued operations and an increase in operating earnings of $110 million.

The trends noted above were also drivers of results for the nine months ended September 30, 2009, as net income (loss) available to common shareholders decreased $4.8 billion to a loss of $2.7 billion from income of $2.1 billion in the comparable 2008 period. The increase in net investment losses was $4.2 billion to a loss of $4.3 billion, net of related adjustments, in the current period compared with a loss of $83 million, net of related adjustments, in the comparable 2008 period. In addition, operating earnings declined $990 million and income from discontinued operations of $34 million increased from a loss of $349 million.

The $1.4 billion in net investment losses, net of related adjustments, in the three months ended September 30, 2009, includes an $857 million loss on derivatives. MetLife uses derivatives in connection with its broader investment portfolio management efforts to hedge a number of risks, including changes in interest rates and foreign currencies. During the current quarter, an improvement, or tightening, in MetLife’s credit spread, which impacts the valuation of certain insurance liabilities, contributed $582 million to the $857 million in derivative losses. Changes in the value of foreign-currency related derivatives, driven by the weakening of the U.S. Dollar against other major currencies, also contributed to the loss and are, in general, offset on an economic basis by gains recognized on various assets and liabilities. The balance of the net investment losses was primarily due to credit-related losses and impairments across a broad range of invested asset classes and was consistent with the Company’s expectations.

For the nine months ended September 30, 2009, the $4.3 billion of net investment losses, net of related adjustments, reflects a $2.6 billion loss on derivatives, including an $1.0 billion loss from improvement, or tightening, in MetLife’s credit spread.

In 2009, MetLife’s businesses continued to perform well despite the current economic challenges, as evidenced by an increase in operating earnings of $110 million, or 18%, to $718 million in the three months ended September 30, 2009, compared to $608 million in the comparable 2008 period. Organic growth across many of the businesses, coupled with the impact of acquisitions by MetLife Bank as it entered the mortgage origination and servicing business during 2008, and the impact of the improvement of certain financial market conditions were the primary drivers of the increase in operating earnings. In addition, lower expenses resulting, in part, from an enterprise-wide cost reduction and revenue enhancement initiative contributed to the increase in operating earnings. These increases were partially offset by the impact of lower variable net investment income in several of the interest spread businesses, as well as higher pension and post retirement benefit costs.

For the nine months ended September 30, 2009, lower net investment income, specifically lower variable net investment income resulting from lower yields and negative returns realized on real estate funds and real estate joint ventures, caused significant declines in the interest spread businesses. In addition, higher non-deferrable volume-related expenses and higher pension and post retirement benefits, partially offset by cost reductions related to an enterprise-wide initiative, also contributed to the decrease in operating earnings. These items offset the impact of acquisitions by MetLife Bank, as well as business growth from many of the Company’s businesses, and improved mortality in the life products.

Consolidated Company Outlook

The marketplace continues to react and adapt to the economic crisis and the unusual financial market events that began in 2008 and continue into 2009. Management expects the volatility in the financial markets experienced in the first quarter, which abated somewhat during the second and third quarters, to stabilize further in the fourth quarter of 2009. As a result, management anticipates a modest increase, on a constant exchange rate basis, in premiums, fees and other revenues in the fourth quarter of 2009, with mixed results across the various businesses. While the Company continues to gain market share in certain product lines, as management expected, premiums, fees and other revenues have been, and may continue to be, impacted by the U.S. and global recession, which may be reflected in, but is not limited to:

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

Management believes there will be continued downward pressure on net income, specifically net investment income, resulting from lower returns from other limited partnership interests, real estate joint ventures, and securities lending. Management’s decision to maintain a slightly higher than normal level of short-term liquidity has adversely impacted net investment income in 2009. In addition, the resulting impact of the financial markets and the recession on net investment gains (losses) and unrealized investment gains (losses) can and will vary greatly and therefore, is difficult to predict. Also difficult to determine is the impact of changes in our own credit standing, particularly on our net investment gains and losses, as it varies significantly and this exposure is not hedged.

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

Certain expenses may increase due to initiatives such as Operational Excellence. The unusual financial market conditions have caused, and may continue to cause an impact on DAC amortization patterns. As expected, the Company’s pension-related expense for 2009 has increased.

In response to the challenges presented by the unusual economic environment, management continues to focus on disciplined underwriting, pricing, hedging strategies, as well as focused expense management.

Industry Trends

The Company’s segments continue to be influenced by a continuing unstable financial and economic environment that affect the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased through the first quarter of 2009. Beginning in mid-September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as the financial services industry, in particular. This disruption has since moderated, but not all financial markets are functioning normally. The U.S. economy entered a recession in January 2008 and most economists believe this recession ended in June 2009.

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

The economic crisis and the resulting recession have had and will continue to have an adverse effect on the financial results of companies in the financial services industry, including the Company. The declining financial markets and economic conditions have negatively impacted our investment income, our net investment gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee riders. See ‘‘— Results of Operations” and “— Liquidity and Capital Resources.”

Acquisitions and Dispositions

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

As more fully described in Note 18 to the September 30, 2009 Interim Condensed Consolidated Financial Statements, the Company recognized loss from discontinued operations for the three months and nine months ended September 30, 2008 of $404 million and $251 million, respectively, both net of income tax.

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

The above critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates and Note 1 of our 2008 Annual Report. We have updated the disclosures below due to the adoption of new accounting guidance on the recognition and measurement of impaired securities.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments (“OTTI”). The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

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

Results of Operations

	Three Months
	Ended
	September 30,
	2009	2008
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(650)	$600
Less: Net investment gains (losses), net of income tax	(1,420)	483
Less: Adjustments related to net investment gains (losses), net of income tax	66	(61)
Less: Adjustments related to acquisition costs, net of income tax	(12)	—
Less: Discontinued operations, net of income tax	(2)	(430)

Operating earnings available to MetLife, Inc.’s common shareholders	$718	$608

Unless otherwise stated, all amounts are net of income tax.

During the three months ended September 30, 2009, MetLife, Inc.’s net income (loss) available to common shareholders decreased $1.3 billion to a loss of $650 million from income of $600 million in the comparable 2008 period. The period over period change is predominantly due to an unfavorable change of $1.8 billion in net investment gains (losses), resulting from a $1.4 billion net investment loss, net of related adjustments, in the current period compared with a net investment gain of $422 million, net of related adjustments, in the comparable 2008 period. The change in net investment losses was partially offset by a reduction of $428 million in loss from discontinued operations and an increase in operating earnings of $110 million.

The increase in net investment losses of $1.8 billion, net of related adjustments, was primarily due to higher losses on freestanding and embedded derivatives. The negative change in freestanding derivatives, from gains in the prior period to losses in the current period, was primarily attributable to the effects of improving equity markets on equity options and futures, the weakening of the U.S. Dollar on foreign currency swaps and narrowing credit spreads on credit default swaps. The negative change in embedded derivatives, associated with variable annuity riders, from gains in the prior period to losses in the current period was driven by the impact of the narrowing of MetLife’s credit spread. A decrease in fixed maturity and equity securities losses, due principally to lower impairments in the financial services industry sector, as well as lower net losses on sales of securities, was virtually offset by higher losses related to foreign currency-denominated liabilities reflecting the weakening of the U.S. Dollar against several other major currencies and from increases in mortgage valuation allowances resulting from weakening real estate market fundamentals.

Operating earnings increased $110 million or, 18%, to $718 million in the current period compared to $608 million in the year ago period. Operating earnings by segment is as follows:

				Auto	Corporate
For the Three Months Ended September 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$57	$(174)	$(278)	$67	$(322)	$(650)
Less: Net investment gains (losses), net of income tax	(228)	(521)	(413)	(19)	(239)	(1,420)
Less: Adjustments related to net investment gains (losses), net of income tax	(26)	110	(18)	—	—	66
Less: Adjustments related to acquisition costs, net of income tax	—	—	—	—	(12)	(12)
Less: Discontinued operations, net of income tax	—	—	—	—	(2)	(2)

Operating earnings available to MetLife, Inc.’s common shareholders	$311	$237	$153	$86	$(69)	$718

				Auto	Corporate
For the Three Months Ended September 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$574	$400	$254	$57	$(685)	$600
Less: Net investment gains (losses), net of income tax	141	227	189	(44)	(30)	483
Less: Adjustments related to net investment gains (losses), net of income tax	37	(45)	(53)	—	—	(61)
Less: Adjustments related to acquisition costs, net of income tax	—	—	—	—	—	—
Less: Discontinued operations, net of income tax	—	3	—	—	(433)	(430)

Operating earnings available to MetLife, Inc.’s common shareholders	$396	$215	$118	$101	$(222)	$608

Operating earnings in the Institutional segment decreased $85 million, or 21%, to $311 million for the three months ended September 30, 2009 from $396 million in the comparable 2008 period. The primary driver of the decrease in operating earnings was lower net investment income, specifically lower variable net investment income, which was the result of lower yields and negative returns realized on real estate funds and real estate joint ventures. Higher pension and post retirement benefit costs also contributed to the period over period decline in operating earnings. This increase in expense was partially offset by cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative. Operating earnings for the 2009 period were also reduced by a charge due to the impact of a reinsurance adjustment. A positive impact over the comparable 2008 period was favorable mortality in the retirement & savings business, partially diminished by less favorable mortality in group life products, higher benefit utilization in the dental business and less favorable morbidity in the disability business.

Operating earnings in the Individual segment increased $22 million, or 10%, to $237 million for the three months ended September 30, 2009 from $215 million in the comparable 2008 period. Operating earnings improved over the 2008 period as a result of business growth, favorable mortality in the life products, and the impact of improving financial market conditions. Operating earnings for the 2009 period also benefited from the impact of the positive resolution of certain legal matters. These increases in operating earnings were partially offset by lower earnings as a result of a decline in net investment income, particularly variable net investment income. Lower earnings from the closed block, as well as higher non-deferrable volume-related expenses and higher pension and post retirement benefit costs also decreased operating earnings. These expense increases were partially offset by cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative.

Operating earnings in the International segment increased $35 million, or 30%, to $153 million for the three months ended September 30, 2009 from $118 million in the comparable 2008 period. Excluding the impact of changes in foreign currency exchange rates, which decreased operating earnings by $22 million relative to the comparable 2008 period, operating earnings increased by $57 million, or 59%, from the comparable 2008 period. This increase was driven by improving market conditions in Japan, including lower DAC amortization relative to the prior year related to market performance. In addition, International benefited from higher yields resulting from portfolio repositioning in Argentina, a change in tax strategy, a lower effective tax rate, a reduction in headcount and initiative spending, as well as business growth.

Operating earnings in the Auto & Home segment decreased $15 million, or 15%, to $86 million for the three months ended September 30, 2009 from $101 million in the comparable 2008 period. This decrease was primarily due to a decline in premiums reflecting current market conditions. In addition, higher non-catastrophe losses, partially offset by lower catastrophe losses, contributed to the decline in operating earnings. Cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative partially offset the declines in operating earnings.

Operating losses in Corporate & Other decreased $153 million, or 69%, to $69 million for the three months ended September 30, 2009 from a loss of $222 million in the comparable 2008 period. In the 2009 quarter, Corporate & Other’s improved results were primarily due to a benefit related to income taxes and the impact of acquisitions by MetLife Bank in late 2008. In addition, decreased legal expenses and cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative were partially offset by lower net investment income.

	Nine Months
	Ended
	September 30,
	2009	2008
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,657)	$2,130
Less: Net investment gains (losses), net of income tax	(4,573)	(217)
Less: Adjustments related to net investment gains (losses), net of income tax	331	134
Less: Adjustments related to acquisition costs, net of income tax	(21)	—
Less: Discontinued operations, net of income tax	34	(349)

Operating earnings available to MetLife, Inc.’s common shareholders	$1,572	$2,562

During the nine months ended September 30, 2009, MetLife, Inc.’s net income (loss) available to common shareholders decreased $4.8 billion to a loss of $2.7 billion from income of $2.1 billion in the comparable 2008 period. The period over period change is predominantly due to an increase in net investment losses of $4.2 billion to a loss of $4.3 billion, net of related adjustments, in the current period compared with a loss of $83 million, net of related adjustments, in the comparable 2008 period. In addition, operating earnings declined $990 million and income from discontinued operations of $34 million increased from a loss of $349 million.

The increase in net investment losses of $4.2 billion, net of related adjustments, was primarily due to losses on freestanding derivatives, partially offset by gains on embedded derivatives. The negative change in freestanding derivatives, from gains in the prior period to losses in the current period, was primarily attributable to the effects of rising interest rates on interest rate swaps and floors and the improving equity markets on equity options and futures. The positive change in embedded derivatives, associated with variable annuity riders, was also driven by the positive impact of interest rate and equity market movements, which was more than offset by the narrowing of MetLife’s credit spread. Also contributing to the increase in net investment losses were higher losses across most invested asset classes, primarily from higher credit-related losses and impairments due to the current financial market conditions.

Operating earnings decreased $990 million, or 39%, to $1.6 billion in the current period compared to $2.6 billion in the year ago period. Operating earnings by segment are as follows:

				Auto	Corporate
For the Nine Months Ended September 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,449)	$(703)	$(43)	$234	$(696)	$(2,657)
Less: Net investment gains (losses), net of income tax	(2,224)	(1,521)	(479)	(4)	(345)	(4,573)
Less: Adjustments related to net investment gains (losses), net of income tax	(42)	379	(6)	—	—	331
Less: Adjustments related to acquisition costs, net of income tax	—	—	—	—	(21)	(21)
Less: Discontinued operations, net of income tax	—	24	—	—	10	34

Operating earnings available to MetLife, Inc.’s common shareholders	$817	$415	$442	$238	$(340)	$1,572

				Auto	Corporate
For the Nine Months Ended September 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,207	$875	$613	$191	$(756)	$2,130
Less: Net investment gains (losses), net of income tax	(262)	(3)	171	(60)	(63)	(217)
Less: Adjustments related to net investment gains (losses), net of income tax	67	26	41	—	—	134
Less: Adjustments related to acquisition costs, net of income tax	—	—	—	—	—	—
Less: Discontinued operations, net of income tax	—	3	—	—	(352)	(349)

Operating earnings available to MetLife, Inc.’s common shareholders	$1,402	$849	$401	$251	$(341)	$2,562

Operating earnings in the Institutional segment decreased $585 million, or 42%, to $817 million for the nine months ended September 30, 2009 from $1.4 billion in the comparable 2008 period. The primary driver of the decrease in operating earnings was lower net investment income, specifically lower variable net investment income, which was the result of lower yields and negative returns realized on real estate funds and real estate joint ventures. The decline in operating earnings was partially due to higher non-deferrable volume-related expenses, which is consistent with the organic growth experienced in many of the businesses. Also contributing to the decline in operating earnings were higher benefit utilization in the dental business and less favorable mortality in the group life and retirement & savings businesses.

Operating earnings in the Individual segment decreased $434 million, or 51%, to $415 million for the nine months ended September 30, 2009 from $849 million in the comparable 2008 period. Operating earnings declined from the 2008 period primarily as a result of the impact of the decline in the financial markets and a reduction in earnings from the closed block. Higher non-deferrable volume-related expenses and higher pension and post retirement benefits, partially offset by cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative, also contributed to the decrease in operating earnings. These unfavorable impacts were partially offset by business growth, improved mortality in the life products, and the impact of the positive resolution of certain legal matters.

Operating earnings in the International segment increased $41 million, or 10%, to $442 million for the nine months ended September 30, 2009 from $401 million in the comparable 2008 period. Excluding the impact of changes in foreign currency exchange rates, which decreased operating earnings by $103 million relative to the comparable 2008 period, operating earnings, on a constant currency basis, increased by $144 million, or 48%, from the comparable 2008 period. The International segment benefited from business growth, a reassessment of certain potential annuity claims and portfolio repositioning in Argentina, as well as from the refinement in assumptions for DAC amortization on the guaranteed annuity business, a lower effective tax rate, and cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative. These increases were partially offset by the impact of foreign currency transaction gains in the prior year period and lower net investment income in Chile.

Operating earnings in the Auto & Home segment decreased $13 million, or 5%, to $238 million for the nine months ended September 30, 2009 from $251 million in the comparable 2008 period. This decrease was primarily due to a decline in premiums reflecting current market conditions and lower net investment income. Lower catastrophe losses, partially offset by higher non-catastrophe losses partially offset the decrease in operating earnings. Also offsetting the decrease in operating earnings were cost reductions related to operational efficiencies achieved through an enterprise-wide cost reduction and revenue enhancement initiative.

Operating losses in Corporate & Other were relatively unchanged at $340 million for the nine months ended September 30, 2009 compared to $341 million in the comparable 2008 period. The acquisitions by MetLife Bank in late 2008 and a benefit related to income taxes had positive impacts, which were offset by lower net investment income and costs related to an enterprise-wide cost reduction and revenue enhancement initiative.

In July 2009, the Company announced the combination of its institutional and individual businesses, as well as its auto & home unit, into a single U.S. business organization. The Company expects to complete the integration of its operations as a single U.S. business organization and present its business segment information based on the realigned organization in the fourth quarter of 2009.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$3,826	$4,065	$11,270	$11,237
Universal life and investment-type product policy fees	189	215	623	647
Net investment income	1,653	1,866	4,700	5,865
Other revenues	142	223	479	584
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(289)	(255)	(889)	(378)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	105	—	218	—
Other net investment gains (losses), net	(212)	458	(2,840)	(52)

Total net investment gains (losses)	(396)	203	(3,511)	(430)

Total revenues	5,414	6,572	13,561	17,903

Expenses
Policyholder benefits and claims	4,276	4,462	12,556	12,389
Interest credited to policyholder account balances	441	631	1,412	1,928
Other expenses	622	612	1,850	1,776

Total expenses	5,339	5,705	15,818	16,093

Income (loss) from continuing operations before provision for income tax	75	867	(2,257)	1,810
Provision for income tax expense (benefit)	19	295	(805)	605

Income (loss) from continuing operations, net of income tax	56	572	(1,452)	1,205
Income from discontinued operations, net of income tax	1	2	3	3

Net income (loss)	57	574	(1,449)	1,208
Less: Net income attributable to noncontrolling interests	—	—	—	1

Net income (loss) available to MetLife, Inc.’s common shareholders	$57	$574	$(1,449)	$1,207

Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008 — Institutional

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $516 million to income of $56 million for the three months ended September 30, 2009 from income of $572 million for the comparable 2008 period.

Net investment losses increased by $389 million, net of income tax, to a loss of $257 million, net of income tax, for the three months ended September 30, 2009 from a gain of $132 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, certain foreign currency transactions, mortgage loans, embedded derivatives and real estate joint ventures, partially offset by decreased losses on fixed maturity securities and equity securities. The increase in the losses on freestanding derivatives was primarily driven by losses on purchased protection credit default swaps due to narrowing credit spreads and foreign currency derivatives due to the U.S. Dollar weakening against several major foreign currencies. Other net investment losses increased principally due to net losses on foreign currency-denominated liabilities due to the weakening of the U.S. Dollar against numerous other major currencies. The increase in losses on mortgage loans was principally due to increases in valuation allowances, which resulted from weakening of real estate market fundamentals. The increase in losses on embedded derivatives was primarily due to the impact of changes in the equity and credit markets on certain guaranteed investment contract liabilities with equity or bond indexed crediting rates. The increase in losses on real estate joint ventures was principally due to higher impairments on cost method investments resulting from declines in value driven by capital market factors and from weakening of real estate market fundamentals. The decrease in fixed maturity securities OTTI credit losses and equity securities losses was primarily attributable to a decrease, year over year, in impairments in the financial services industry sector. In third quarter 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter Federal Deposit Insurance Corporation (“FDIC”) receivership or receive significant government capital infusions. The Company incurred significant impairments on its financial services industry fixed maturity and equity securities holdings in third quarter 2008. In addition to the decreased losses on impairments, net gains were realized on sales of fixed maturity securities and equity securities.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $62 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income (loss) from continuing operations decreased by $65 million, net of income tax, compared to the prior period.

A decrease in interest margins of $43 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to a decrease in the retirement & savings business of $55 million, net of income tax, partially offset by increases in the non-medical health & other and group life businesses of $10 million and $2 million, respectively, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Other expenses contributed to the decrease in income from continuing operations, primarily due to an increase of $4 million, net of income tax, related to DAC amortization. In addition, higher non-deferrable volume related expenses increased $3 million, net of income tax. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

Higher underwriting results of $5 million, net of income tax, compared to the prior period, partially offset the decrease in income from continuing operations. Management attributed $18 million, net of income tax, of this increase to the retirement & savings business, partially offset by decreases in the group life and non-medical health & other businesses of $9 million and $4 million, both net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets underperform or lose value, the related insurance liabilities are increased to reflect the Company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

The remaining increase in revenue was more than offset by the remaining increase in other expenses.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $559 million, or 9%, to $5,810 million for the three months ended September 30, 2009 from $6,369 million for the comparable 2008 period.

Net investment income decreased by $213 million compared to the comparable 2008 period. Management attributed a $189 million decrease in net investment income to a decrease in yields, primarily due to lower returns on fixed maturity securities, real estate joint ventures, and mortgage loans, partially offset by higher returns on other limited partnership interests and a decrease in net investment expenses. Management also attributed a decrease of $24 million to a decrease in average invested assets, calculated on the cost basis without unrealized gains and losses, principally in fixed maturity securities including securities lending. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The reduction in yields and the negative returns in the third quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales resulting from declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The increase in yields and the positive returns realized on other limited partnership interests were primarily due to higher valuations resulting from the recovery in the credit and equity markets. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The decrease in net investment income was attributable to a $24 million decrease in average invested assets calculated on the cost basis, primarily within fixed maturity securities including securities lending. The decrease in fixed maturity securities was primarily due to the smaller size of the securities lending program and reinvestment into shorter-term investments within the securities lending program. Excluding securities lending, fixed maturity securities decreased slightly.

In addition, premiums, fees and other revenues decreased $346 million, which was primarily due to a decrease in the retirement & savings business of $438 million, partially offset by increases in the non-medical health & other and group life businesses of $48 million and $44 million, respectively.

The decline in the retirement & savings business of $438 million was primarily due to decreases in the group institutional annuity, global GIC, small business record keeping and income annuity businesses of $464 million, $42 million, $38 million and $6 million, respectively. The decreases in the group institutional annuity and the income annuity business were primarily due to lower sales in the current period. The decline in the global GIC business was primarily due to the impact of fees earned on the surrender of a GIC contract in the prior period. Lastly, the decrease in the small business record keeping business was primarily due to the refinement of a reinsurance recoverable in the current period. Partially offsetting these decreases was the impact of higher sales, in the current period, in the structured settlement business of $107 million. The remaining increase in the retirement & savings business was attributed to higher premiums, fees and other revenues across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business of $48 million was largely due to increases in the dental, LTC and individual disability businesses of $58 million, $8 million and $6 million, respectively, primarily attributable to continued growth. Partially offsetting these increases were declines in the disability and AD&D businesses of $14 million and $10 million, respectively. The decrease in disability was primarily attributable to the impact of case terminations and lower covered lives in the current period, partially offset by a gain on the recapture of a reinsurance arrangement, also in the current period. The decrease in AD&D was primarily attributable to higher experience rated refunds in the current period.

The increase in the group life business of $44 million was primarily due to a $71 million increase in term life, which was largely attributable to an increase in net reinsurance activity. In addition, the impact of lower experience rated refunds in the current period also contributed to this increase. Partially offsetting this increase was a decrease of $17 million in the COLI business, largely attributable to lower fees, primarily due to lower assets under management in the current period. In addition, a decrease of $10 million in the universal life business was primarily due to higher experience rated refunds in the current period. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes or elimination of retiree coverage.

Expenses

Total expenses decreased by $366 million, or 6%, to $5,339 million for the three months ended September 30, 2009 from $5,705 million for the comparable 2008 period. The decrease in expenses was primarily attributable to lower interest credited to policyholder account balances and a decrease in policyholder benefits and claims of $190 million and $186 million, respectively, partially offset by higher other expenses of $10 million.

The decrease in policyholder benefits and claims of $186 million included a $96 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims decreased by $282 million.

Retirement & savings’ policyholder benefits and claims decreased $405 million, which was primarily attributable to decreases in group institutional annuity and income annuity businesses of $531 million and $2 million, respectively. The decrease in the group institutional annuity business was primarily due to the aforementioned decrease in premiums, fees and other revenues, the impact of a charge in the prior period due to liability adjustments of $49 million, and favorable mortality in the current period, partially offset by an increase in interest credited on future policyholder benefits, which is consistent with the expectations of an aging block of business. The decrease in the income annuity business was primarily due to the aforementioned decrease in premium, partially offset by unfavorable mortality in the current period. Partially offsetting these decreases was an increase in the structured settlement business of $128 million, which was primarily due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits in addition to unfavorable mortality in the current period.

Group life’s policyholder benefits and claims increased $63 million, mostly due to an increase in the term life business of $82 million, which was primarily due to the aforementioned increase in premiums, fees and other revenues and less favorable mortality in the current period. These increases were partially offset by a decrease in interest credited on future policyholder benefits, primarily due to lower crediting rates. Partially offsetting the increase in the term life business was a decrease in the universal life business of $20 million, which was primarily due to favorable claims experience in both non-participating and participating policies, in the current period. The decrease in the COLI business of $2 million was primarily attributable to favorable mortality in the current period.

Non-medical health & other’s policyholder benefits and claims increased $60 million, which was primarily attributable to an increase in the dental, individual disability and LTC businesses. The increase in dental of $65 million was largely due to the aforementioned increase in premium and the impact of less favorable morbidity in the current period, primarily due to higher benefit utilization, which management attributes to current labor market conditions. The increase in the individual disability business of $10 million was primarily due to the aforementioned increase in premiums, fees and other revenues and the impact of less favorable morbidity in the current period. The increase in the LTC business of $7 million was primarily attributable to the aforementioned increase in premium and an increase in interest credited on future policyholder benefits, partially offset by the impact of a separate account reserve strengthening in the prior period. Partially offsetting these increases was a decrease in the disability business of $16 million, primarily due to the aforementioned decrease in premiums, fees, and other revenues. A decrease in the AD&D business of $5 million was primarily due to favorable claims experience on participating policies, partially offset by less favorable claim experience on non-participating policies, both in the current period.

Management attributed the decrease of $190 million in interest credited to policyholder account balances to a $138 million decrease resulting from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, and a $52 million decrease primarily due to the decrease in average policyholder account balances, primarily in the global GIC and funding agreement businesses. Management considers the reduced volume of funding agreement issuances in the current period to be a direct result of the conditions in credit markets.

Higher other expenses of $10 million include an increase in DAC amortization of $6 million primarily due to refinements in amortization methodology. Non-deferrable volume related expenses increased $4 million. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Nine months Ended September 30, 2009 compared with the Nine months Ended September 30, 2008 — Institutional

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $2,657 million to a loss of $1,452 million for the nine months ended September 30, 2009 from income of $1,205 million for the comparable 2008 period.

Net investment losses increased by $2,003 million, net of income tax, to a loss of $2,283 million, net of income tax, for the nine months ended September 30, 2009 from a loss of $280 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on freestanding derivatives, fixed maturity securities, mortgage loans, other limited partnership interests, certain foreign currency transactions, equity securities, embedded derivatives and real estate joint ventures. The increase in the losses on freestanding derivatives, from gains in the prior year to losses in the current year, was primarily driven by losses on interest rate swaps and swaptions due to mid- and long-term interest rates increasing in the current period, losses on purchased protection credit default swaps due to narrowing credit spreads and losses on foreign currency derivatives due to the U.S. Dollar weakening against several major foreign currencies. The increase in fixed maturity and equity securities losses was primarily attributable to an increase in impairments across several industries due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increased fixed maturity security OTTI credit losses were partially offset by decreased losses on sales of fixed maturity securities. The increase in losses on mortgage loans was principally due to increases in valuation allowances which resulted from weakening of real estate market fundamentals. The increase in losses on other limited partnership interests, and real estate joint ventures was principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values as a result of revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. An increase in other net investment losses was principally attributable to net losses on foreign currency denominated liabilities due to the weakening of the U.S. Dollar against several other major currencies. The increase in losses on embedded derivatives was primarily due to the impact of changes in the equity and credit markets on certain guaranteed investment contract liabilities with equity or bond indexed crediting rates.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $109 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income (loss) from continuing operations decreased by $545 million, net of income tax, compared to the prior period.

A decrease in interest margins of $486 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, non-medical health & other and group life businesses, which contributed $379 million, $54 million and $53 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Other expenses contributed to the decrease in income from continuing operations, primarily due to an increase of $39 million, net of income tax, from higher non-deferrable volume related expenses. In addition, higher expenses of $10 million, net of income tax, related to DAC amortization contributed to the decrease in income from continuing operations. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

Also contributing to the decrease in income from continuing operations were lower underwriting results of $5 million, net of income tax, compared to the prior period. Management attributed this decrease to the non-medical health & other and group life businesses of $28 million and $24 million, both net of income tax, respectively, partially offset by an increase in the retirement & savings business of $47 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets underperform or lose value, the related insurance liabilities are increased to reflect the Company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

The remaining increase in revenue was more than offset by the remaining increase in other expenses.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $1,261 million, or 7%, to $17,072 million for the nine months ended September 30, 2009 from $18,333 million for the comparable 2008 period.

Net investment income decreased by $1,165 million compared to the comparable 2008 period. Management attributed a $1,009 million decrease in net investment income to a decrease in yields, primarily due to lower returns on real estate joint ventures, fixed maturity securities, other limited partnership interests, mortgage loans, and cash, cash equivalents and short-term investments, partially offset by a decrease in net investment expenses. Management also attributed a decrease of $156 million to a decrease in average invested assets, calculated on the cost basis without unrealized gains and losses, principally in fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments and mortgage loans. The decrease in yields and the negative returns in the first nine months of 2009 realized on real estate joint ventures were primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in fixed maturity securities yields resulted primarily from lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The reduction in yields and the negative returns realized on other limited partnership interests was primarily due to lower valuations resulting from significant weakness in the credit and equity markets in the first two quarters of 2009. These returns were partially offset by higher valuations due to improvement in these markets in the third quarter of 2009. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in cash, cash equivalent and short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in net investment income was attributable to a $156 million decrease in average invested assets calculated on the cost basis, primarily within fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments and mortgage loans. The decrease in fixed maturity securities was primarily due to the smaller size of the securities lending program and reinvestment into shorter-term investments within the securities lending program. Excluding securities lending, fixed maturity securities and cash, cash equivalents and short-term securities decreased. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

The decrease of $96 million in premiums, fees and other revenues was largely due to a decrease in the retirement & savings business of $471 million, partially offset by increases in the group life and non-medical health & other businesses of $214 million and $161 million, respectively.

The decrease in the retirement & savings business of $471 million was primarily due to decreases in premiums in the group institutional annuity, income annuity, small market recordkeeping and the global GIC businesses of $550 million, $64 million, $44 million and $42 million, respectively. The decreases in the group institutional annuity and income annuity businesses were due to lower sales in the current period. The decrease in the global GIC business was primarily due to the impact of fees earned on the surrender of a GIC contract in the prior period. The decrease in the small market recordkeeping business was primarily due to the refinement of a reinsurance receivable as well as lower fees earned in the current period. Partially offsetting these decreases was the impact of higher sales, in the current period, in the structured settlement business of $226 million. The remaining increase in the retirement & savings business was attributed to higher premiums, fees and other revenues across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

The increase in group life business of $214 million was primarily due to a $258 million increase in term life, which was largely attributable to an increase in net reinsurance activity and the impact of lower experience rated refunds in the current period. Partially offsetting this increase was a decrease in the COLI business of $26 million, which was largely attributable to lower net fees, primarily driven by lower assets under management. In addition, the universal life business decreased $14 million, primarily due to higher experience rated refunds in the current period. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes or elimination of retiree coverage.

The growth in the non-medical health & other business of $161 million was largely due to increases in the dental, LTC and individual disability businesses. An increase in the dental business of $201 million was primarily due to organic growth and the incremental impact of an acquisition that closed in the prior period. The increases in the LTC and individual disability businesses of $35 million and $9 million, respectively, were primarily due to growth in the business. Partially offsetting these increases was a decline in the disability business of $75 million, which was primarily attributable to higher case terminations, a decrease in covered lives in the current period, and higher reserve buyout activity in the prior period, partially offset by a gain on the recapture of a reinsurance arrangement, in the current period. In addition, a decrease in the AD&D business of $12 million was primarily due to higher experience rated refunds in the current period. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

Expenses

Total expenses decreased by $275 million, or 2%, to $15,818 million for the nine months ended September 30, 2009 from $16,093 million for the comparable 2008 period. The decrease in expenses was primarily attributable to lower interest credited to policyholder account balances of $516 million, partially offset by an increase in policyholder benefits and claims of $167 million and higher other expenses of $74 million.

The increase in policyholder benefits and claims of $167 million included a $168 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims decreased by $1 million.

Retirement & savings’ policyholder benefits decreased $436 million, which was primarily attributable to the group institutional annuity and income annuity businesses of $639 million and $53 million, respectively. The decrease in the group institutional annuity business was primarily due to the aforementioned decrease in premiums, fees and other revenues and the net favorable impact of liability refinements in both periods. There were unfavorable liability refinements of $107 million in the prior period and favorable liability refinements of $28 million in the current period. Partially offsetting these decreases was the impact of less favorable mortality in the current period and an increase in interest credited on future policyholder benefits, which is consistent with the expectations of an aging block of business. The decrease in the income annuity business was primarily due to the aforementioned decrease in premium, partially offset by unfavorable mortality and an increase in interest credited to future policyholder benefits. Partially offsetting these decreases was an increase in the structured settlement business of $256 million, largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of unfavorable mortality in the current period. These increases were partially offset by a favorable liability refinement in the current period of $8 million.

Non-medical health & other’s policyholder benefits and claims increased $219 million, which was primarily attributable to an increase in the dental, LTC and individual disability businesses. An increase in dental of $242 million was largely due to the aforementioned increase in premium and the impact of unfavorable morbidity, primarily due to higher benefit utilization, which management attributes to current labor market conditions. The increase in the LTC business of $50 million was primarily attributable to the aforementioned increase in premiums, fees and other revenues, an increase in interest credited on future policyholder benefits and the impact of an unfavorable liability refinement in the current period. The increase in the individual disability business of $7 million was primarily due to the aforementioned increase in premiums, fees and other revenues. Partially offsetting these increases was a decrease in the disability business of $53 million, primarily due to the aforementioned decrease in premiums, fees, and other revenues, partially offset by an increase in interest credited on future policyholder benefits. In addition, a decrease in the AD&D business of $25 million was primarily due to favorable claims experience in both non-participating and participating policies in the current period.

Group life’s policyholder benefits and claims increased $216 million, mostly due to an increase in the term life business of $244 million, which was primarily due to the aforementioned increase in premiums, fees and other revenues and less favorable mortality in the current period, partially offset by a decrease in interest credited on future policyholder benefits, primarily due to lower crediting rates. Partially offsetting this increase was a decrease in the universal life business of $22 million, primarily attributable to favorable claims experience in both non-participating and participating policies, coupled with lower interest credited on future policyholder balances in the current period. In addition, a decrease in the COLI business of $8 million was primarily due to the aforementioned decrease in premiums, fees and other revenues.

Management attributed the decrease of $516 million in interest credited to policyholder account balances to a $540 million decrease resulting from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $24 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the FHLB advances, partially offset by a decline in funding agreements. Management considers the reduced volume of funding agreement issuances in the current period to be a direct result of conditions in the credit markets.

Higher other expenses of $74 million include an increase in DAC amortization of $14 million. Non-deferrable volume related expenses increased $60 million. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$1,175	$1,074	$3,477	$3,204
Universal life and investment-type product policy fees	840	873	2,369	2,651
Net investment income	1,735	1,635	4,955	5,022
Other revenues	176	147	397	450
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(223)	(200)	(465)	(236)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	96	—	135	—
Other net investment gains (losses), net	(632)	563	(1,854)	234

Total net investment gains (losses)	(759)	363	(2,184)	(2)

Total revenues	3,167	4,092	9,014	11,325

Expenses
Policyholder benefits and claims	1,688	1,370	4,834	4,121
Interest credited to policyholder account balances	619	492	1,808	1,488
Policyholder dividends	436	445	1,291	1,313
Other expenses	701	1,182	2,213	3,097

Total expenses	3,444	3,489	10,146	10,019

Income (loss) from continuing operations before provision for income tax	(277)	603	(1,132)	1,306
Provision for income tax expense (benefit)	(103)	207	(405)	435

Income (loss) from continuing operations, net of income tax	(174)	396	(727)	871
Income from discontinued operations, net of income tax	—	4	24	4

Net income (loss)	(174)	400	(703)	875
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$400	$(703)	$875

Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008 — Individual

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $570 million to a loss of $174 million for the three months ended September 30, 2009 from income of $396 million for the comparable 2008 period.

Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $729 million, net of income tax. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, mortgage loans, embedded derivatives, equity securities, and real estate joint ventures, partially offset by decreased losses on fixed maturity securities, and certain foreign currency transactions. The increase in losses on freestanding derivatives, from gains in the prior year to losses in the current year, was primarily attributable to losses on equity derivatives (used to hedge embedded derivative risk) due to improving equity markets in the current period, foreign currency derivatives due to the U.S. Dollar weakening against several major foreign currencies and losses on purchased protection credit default swaps due to narrowing credit spreads. Increase in losses on embedded derivatives, from gains in the prior year to losses in the current year, were principally associated with variable annuity riders, with losses on unhedged risks being partially offset by gains on hedged risks. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses, from gains in the prior year period to losses in the current year. The losses associated with unhedged risks were driven by the narrowing of MetLife’s credit spread in the current period. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains, from a loss in the prior year to gains in the current year, was due to the positive impact of equity market movements. Hedged risks associated with variable annuity riders include interest rate risk and equity market risk. The increase in losses on mortgage loans was principally due to increases in valuation allowances, which resulted from weakening of the real estate market and other economic fundamentals. The increase in equity securities losses was attributable to a decrease, year over year, in gains on sales of securities, and also included impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increase in losses on real estate joint ventures was principally due to higher impairments on cost method investments resulting from declines in value driven by capital market factors and from the weakening of real estate market fundamentals. The decrease in fixed maturity securities OTTI credit losses was attributable to a decrease, year over year, in impairments principally in the financial services industry sector. In third quarter 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter FDIC receivership or receive significant government capital infusions. The Company incurred significant impairments on its financial services industry fixed maturity securities holdings in third quarter 2008. A decrease in other net investment losses was principally attributable to decreased net losses on foreign currency denominated assets due to the weakening of the U.S. Dollar against several other major currencies.

Excluding the impact of net investment gains (losses), income (loss) from continuing operations increased by $159 million, net of income tax, from the comparable 2008 period and was driven by the following items:

•	Lower DAC amortization of $352 million, net of income tax, primarily due to separate account balance increases from market improvement, which increase expected future gross profits, as well as current period net derivative losses.

•	Favorable underwriting results in life products of $23 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in policyholder dividends of $6 million, net of income tax, primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

These aforementioned increases in income (loss) from continuing operations were partially offset by the following items:

•	Higher annuity benefits of $152 million, net of income tax, primarily due to current period hedge losses and higher guaranteed annuity benefit costs, partially offset by lower amortization of sales inducements.

•	Higher expenses of $39 million, net of income tax, include higher non-deferrable volume related expenses, including those expenses associated with information technology and direct departmental spending, as well as higher pension and post-retirement benefit expenses. This increase is partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative.

•	Lower universal life and investment-type product policy fees combined with other revenues of $15 million, net of income tax, primarily resulting from lower average separate account balances due to recent unfavorable equity market performance.

•	Lower net investment income on blocks of business not driven by interest margins of $15 million, net of income tax.

•	An increase in interest credited to policyholder account balances of $2 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	A decrease in interest margins of $1 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $11 million of the decrease to other investment-type products, and a $10 million increase to the deferred annuity business, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non- policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, subject to any minimum guarantees and, therefore, generally does not, but may introduce volatility in expense.

The change in effective tax rates between periods accounts for the remainder of the increase in income (loss) from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $197 million, or 5%, to $3,926 million for the three months ended September 30, 2009 from $3,729 million for the comparable 2008 period.

Premiums increased by $101 million primarily due to an increase in immediate annuity premiums of $82 million, and growth in premiums of $36 million driven by increased renewals of traditional life business. These increases were partially offset by a $17 million decline in premiums associated with the run-off of the Company’s closed block of business.

Other revenues, including universal life and investment-type product policy fees, were essentially flat compared to the third quarter of 2008 as decreases in asset-based fees were offset by business growth and a positive resolution of certain legal matters. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $100 million. Management attributes an increase of $120 million of net investment income to the general account portion of investment-type products and a decrease of $20 million to other businesses. Management attributes $95 million of the increase to a higher average asset base and $5 million of the increase to improved yields. The $95 million increase in net investment income was from an increase in average asset base, primarily in fixed maturity securities and cash, cash equivalents and short-term investments. The increased average asset base in fixed maturity securities was driven by the reinvestment of operating cash flows and accumulated liquidity into longer duration investments and was partially offset by decreased participation in the securities lending program. The increased average asset base in cash, cash equivalents and short-term investments was driven by operating cash inflows due to increased business in the Individual segment. Average invested assets are calculated on the cost basis without unrealized gains and losses. The $5 million increase in net investment income million due to higher yields was attributable to lower investment expenses and higher returns on other limited partnership interests, partially offset by decreases in fixed maturity securities and real estate joint ventures. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income on fixed maturity securities. The increase in yields and positive returns on other limited partnership interests was primarily due to higher valuations resulting from the recovery in the credit and equity markets. These increases in yields were partially offset by a decrease in fixed maturity securities yields resulting primarily from lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in yields and the negative returns in the third quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions.

Expenses

Total expenses decreased by $45 million, or 1%, to $3,444 million for the three months ended September 30, 2009 from $3,489 million for the comparable 2008 period.

Policyholder benefits and claims increased by $318 million. Recent equity market improvements contributed to an increase of $259 million primarily from current period hedge losses and higher guaranteed annuity benefit costs, partially offset by $26 million of lower amortization of sales inducements. Revisions to policyholder benefits and claims in the current period increased policyholder benefits and claims by $10 million. Favorable mortality decreased policyholder benefits and claims by $26 million. Additionally, policyholder benefits and claims increased by $101 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances increased by $127 million. Interest credited on the general account portion of investment-type products increased by $116 million, of which $97 million is attributed to higher average general account balances, and $19 million to higher crediting rates. Interest credited on other businesses increased by $8 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business, primarily driven by lower lapses in the current period, increased interest credited to policyholder account balances by $3 million.

Policyholder dividends decreased by $9 million primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

Lower other expenses of $481 million include lower DAC amortization of $541 million primarily due to separate account balance increases from market improvement, which increase expected future gross profits, as well as current period net derivative losses. In addition, expenses increased $60 million due to an increase in non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending, as well as higher pension and post retirement benefit expenses. This increase is partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative.

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008 — Individual

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $1,598 million to a loss of $727 million for the nine months ended September 30, 2009 from income of $871 million for the comparable 2008 period.

Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $1,418 million, net of income tax. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, mortgage loans, equity securities, real estate joint ventures and other limited partnership interests, which were partially offset by decreased losses on embedded derivatives, fixed maturity securities and foreign currency transactions. The increase in the losses on freestanding derivatives, from gains in the prior year to losses in the current year, was primarily driven by losses on equity derivatives (used to hedge embedded derivative risk) due to improving equity markets in the current period, interest rate floors due to mid- and long-term interest rates increasing in the current period, losses on foreign currency derivatives due to the U.S. Dollar weakening against several major foreign currencies and losses on purchased protection credit default swaps due to narrowing credit spreads. The freestanding derivative losses were partially offset by gains on embedded derivatives principally associated with variable annuity riders. The positive change in embedded derivatives was driven by gains on embedded derivatives in the current year as compared with losses in the prior year period, with gains on hedged risks partially offset by losses on unhedged risks. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains, from losses in the prior year to gains in the current year, was due to the positive impact of interest rate and equity market movements. Hedged risks associated with variable annuity riders include interest rate risk and equity market risk. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses, from gains in the prior year to losses in the current year. The losses associated with unhedged risks were driven by the narrowing of MetLife’s credit spread in the current period. The increase in losses on mortgage loans was principally due to increases in the valuation allowances, which resulted from weakening of real estate market fundamentals. The increase in equity securities losses was attributable to an increase, year over year, in impairments principally in the financial services industry sector including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. These increased equity security impairments were partially offset by net gains on sales of equity securities. The increase in losses on real estate joint ventures and other limited partnership interests was principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increased losses in freestanding derivatives, mortgage loans, equity securities, real estate joint ventures and other limited partnerships were partially offset by decreased losses on embedded derivatives, fixed maturity securities, and foreign currency transactions. The decrease in fixed maturity securities OTTI credit losses was attributable to a decrease, year over year, in impairments principally in the financial services industry sector. Decreased losses on foreign currency transactions were principally attributable to the effect of gains on foreign currency denominated assets, due to the U.S. Dollar weakening, primarily against the Canadian Dollar.

Excluding the impact of net investment gains (losses), income (loss) from continuing operations decreased by $180 million, net of income tax, from the comparable 2008 period and was driven by the following items:

•	Higher annuity benefits of $317 million, net of income tax, primarily due to current period hedge losses and higher guaranteed annuity benefit costs, partially offset by lower amortization of sales inducements.

•	Lower universal life and investment-type product policy fees combined with other revenues of $240 million, net of income tax, primarily resulting from lower average separate account balances due to lower equity market levels compared to the first nine months of 2008.

•	A decrease in interest margins of $147 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $86 million of this decrease to the deferred annuity business and $61 million of the decrease to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, subject to any minimum guarantees and, therefore, generally does not, but may introduce volatility in expense.

•	Lower net investment income on blocks of business not driven by interest margins of $94 million, net of income tax.

•	Higher expenses of $50 million, net of income tax, include higher pension and post-retirement benefits and commission expenses offset by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. In addition, non-deferrable volume related expense, which include those expenses associated with information technology and direct departmental spending have also increased.

•	An increase in interest credited to policyholder account balances of $11 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income (loss) from continuing operations were partially offset by the following items:

•	Lower DAC amortization of $626 million, net of income tax, primarily due to current period net investment losses and separate account balance increases from market improvement, which increase expected future gross profits.

•	Favorable underwriting results in life products of $53 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in policyholder dividends of $14 million, net of income tax, primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

The change in effective tax rates between periods accounts for the remainder of the decrease in income (loss) from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $129 million, or 1%, to $11,198 million for the nine months ended September 30, 2009 from $11,327 million for the comparable 2008 period.

Premiums increased by $273 million primarily due to an increase in immediate annuity premiums of $210 million, and growth in premiums of $113 million driven by increased renewals of traditional life business. These increases were partially offset by a $50 million decline in premiums associated with the run-off of the Company’s closed block of business.

Universal life and investment-type product policy fees combined with other revenues decreased by $335 million primarily resulting from lower average separate account balances due to lower equity market levels compared to the first nine months of 2008. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $67 million. Management attributes an increase of $84 million of net investment income to the general account portion of investment-type products and a decrease of $151 million to other businesses. Management attributed $366 million of the decrease to lower yields, primarily due to lower returns on fixed maturity securities, real estate joint ventures, cash, cash equivalents and short-term investments and other limited partnership interests, partially offset by increased securities lending results from improved spreads and decrease in investment expenses. This decrease was partially offset by an increase of $299 million due to a higher average asset base across various investment types. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in yields and the negative returns in the first nine months of 2009 realized on real estate joint ventures was primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in the short-term investment yields was primarily due to declines in short-term interest rates. The reduction in yields and negative returns on other limited partnership interests was primarily due to lower valuations resulting from significant weakness in the credit and equity markets in the first two quarters of 2009. These lower returns were partially offset by higher valuations due to improvement in these markets in the third quarter of 2009. The increase in yields due to the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income. Management attributed a $299 million increase due to a higher average asset base across various investment types, primarily fixed maturities excluding securities lending, cash, cash equivalents and short-term investments and mortgage loans. Average invested assets are calculated on the cost basis without unrealized gains and losses. Excluding the impact of the decrease in the securities lending program, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity into longer duration investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

Expenses

Total expenses increased by $127 million, or 1%, to $10,146 million for the nine months ended September 30, 2009 from $10,019 million for the comparable 2008 period.

Policyholder benefits and claims increased by $713 million. This was primarily due to weaker equity markets during the current period, which resulted in hedge losses and higher guaranteed annuity benefit costs of $519 million, partially offset by lower amortization of sales inducements of $32 million. Favorable mortality and revisions to policyholder benefits and claims in both periods contributed decreases of $40 million and $7 million, respectively. Additionally, policyholder benefits and claims increased by $273 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances increased by $320 million. Interest credited on the general account portion of investment-type products increased by $305 million, of which $279 million is attributed to higher average general account balances, and $26 million to higher crediting rates. Interest credited on other businesses decreased by $2 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business, primarily driven by lower lapses in the current period, increased interest credited to policyholder account balances by $17 million.

Policyholder dividends decreased by $22 million primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

Lower other expenses of $884 million include lower DAC amortization of $963 million primarily due to current period net investment losses and separate account balance increases from market improvement, which increase expected future gross profits. Additionally, expenses decreased due to higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These decreases were offset by higher pension and post-retirement benefits and commission expenses, as well as an increase of $79 million associated with non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions. The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$868	$893	$2,366	$2,717
Universal life and investment-type product policy fees	222	264	658	847
Net investment income	357	334	808	960
Other revenues	4	—	8	13
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(30)	(18)	(51)	(19)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	22	—	22	—
Other net investment gains (losses), net	(566)	295	(592)	295

Total net investment gains (losses)	(574)	277	(621)	276

Total revenues	877	1,768	3,219	4,813

Expenses
Policyholder benefits and claims	727	949	1,855	2,392
Interest credited to policyholder account balances	198	6	435	142
Policyholder dividends	2	2	5	6
Other expenses	406	418	1,103	1,329

Total expenses	1,333	1,375	3,398	3,869

Income (loss) from continuing operations before provision for income tax	(456)	393	(179)	944
Provision for income tax expense (benefit)	(173)	145	(117)	348

Income (loss) from continuing operations, net of income tax	(283)	248	(62)	596
Income (loss) from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	(283)	248	(62)	596
Less: Net loss attributable to noncontrolling interests	(5)	(6)	(19)	(17)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(278)	$254	$(43)	$613

Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008 — International

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $531 million, or 214%, to a loss of $283 million for the three months ended September 30, 2009 from income of $248 million for the comparable 2008 period. Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $548 million, net of income tax. The increase in net investment losses was due to an increase in losses on derivatives, partially offset by lower losses on fixed maturity securities and gains on the sale of equity securities. Derivative losses were driven by losses on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture, as well as losses on freestanding derivatives. Losses on the embedded derivatives were driven by the effect of the narrowing of MetLife’s own credit spread, as well as the impact of foreign currency rates, partially offset by gains due to movement in the equity markets and interest rates. Losses on freestanding derivatives were primarily driven by losses from equity options and futures due to increases in equity markets. The losses on the freestanding derivatives substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives.

The remaining $17 million increase in income (loss) from continuing operations from the comparable 2008 period was comprised of the factors described below which increased income (loss) from continuing operations by $26 million, as well as the negative impact of changes in foreign exchange rates of $9 million, net of income tax.

Income (loss) from continuing operations excluding net investment gains (losses) increased in:

•	Mexico by $30 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, growth in its individual and institutional businesses and higher premium rates in its institutional business, as well as a lower effective tax rate. These increases were partially offset by the impact of management’s update of assumptions used to determine estimated gross profits in both the current and prior years, an increase in claims experience, as well as an increase in interest credited to policyholder account balances resulting from business growth.

•	The home office by $13 million, net of income tax, primarily due to a reduction of tax liabilities resulting from an election to not repatriate earnings from our Australian operation in the future, as well as lower headcount and lower spending on growth and infrastructure initiatives.

•	Argentina by $7 million, net of income tax, primarily due to higher yields resulting from portfolio repositioning, as well as higher income from the trading portfolio which experienced losses in the prior year period.

Partially offsetting these increases, income (loss) from continuing operations excluding net investment gains (losses) decreased in:

•	Japan by $23 million, net of income tax, due to a decrease of $21 million, net of income tax, from hedging activities associated with the guaranteed annuity business as well as a decrease of $6 million from the Company’s investment in Japan primarily due to the utilization of the fair value option for certain fixed annuities, partially offset by lower DAC amortization relative to the prior year related to market performance and a decrease in the costs of guaranteed annuity benefits. These decreases were partially offset by higher fees of $4 million, net of income tax, from the assumed reinsurance business.

•	South Korea by $3 million, net of income tax, primarily due to higher expenses due to investments in distribution capability and business growth as well as higher claims experience partially offset by an increase in surrender charges and business growth, as well as lower taxes resulting from a reduction in the statutory tax rate.

Increases from other countries account for the remainder of the change in income (loss) from continuing operations excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), decreased by $40 million, or 3%, to $1,451 million for the three months ended September 30, 2009 from $1,491 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates which decreased total revenues, excluding net investment gains (losses), by $206 million, as well as other factors described below which increased total revenues by $166 million, or 13%, from the comparable 2008 period.

Premiums, fees and other revenues decreased by $63 million, or 5%, to $1,094 million for the three months ended September 30, 2009 from $1,157 million for the comparable 2008 period. The decrease was comprised of the impact of changes in foreign currency exchange rates which decreased premiums, fees and other revenues by $153 million, as well as other factors described below which increased premiums, fees and other revenues by $90 million, or 9%, from the comparable 2008 period.

Premiums, fees and other revenues increased in:

•	Mexico by $56 million primarily due to growth in its individual and institutional businesses, an increase in fees due to management’s update of assumptions used to determine estimated gross profits in both the current and prior years and higher premium rates in its institutional business.

•	Hong Kong and India by $17 million and $10 million, respectively, due to a shift from variable to traditional business.

•	South Korea by $9 million primarily due to an increase in surrender charges, as well as business growth.

•	Australia and Brazil by $9 million and $7 million, respectively, primarily due to business growth.

•	Japan by $5 million due to an increase in assumed reinsurance premium.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	Argentina by $15 million primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business.

•	Chile by $13 million primarily due to lower annuity sales resulting from a contraction of the annuity market in Chile.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income increased by $23 million, or 7%, to $357 million for the three months ended September 30, 2009 from $334 million for the comparable 2008 period. This increase was comprised of the impact of foreign currency exchange rates which decreased net investment income by $53 million, as well as other factors described below which increased net investment income by $76 million, or 27%, from the comparable 2008 period.

Net investment income increased in:

•	Hong Kong, Ireland and Brazil by $107 million, $83 million and $12 million, respectively, primarily due to favorable results on the trading securities portfolio.

•	Argentina by $7 million due to higher yields resulting from portfolio repositioning, as well as higher income from the trading portfolio.

•	South Korea by $4 million primarily due to increases in invested assets.

Partially offsetting these increases, net investment income decreased in:

•	Chile by $99 million due to the impact of lower inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates.

•	Japan by $38 million due to a decrease of $32 million from hedging activities associated with the guaranteed annuity business, as well as a decrease of $6 million from the Company’s investment in Japan from the utilization of the fair value option for certain fixed annuities, partially offset by lower DAC amortization relative to the prior year related to market performance and a decrease in the costs of guaranteed annuity benefits.

•	Australia by $2 million due to a decrease in invested assets as a result of dividends remitted to parent.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses decreased by $42 million, or 3%, to $1,333 million for the three months ended September 30, 2009 from $1,375 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total expenses by $189 million. Other factors described below increased total expenses by $147 million, or 12%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $30 million, or 3%, to $927 million for the three months ended September 30, 2009 from $957 million for the comparable 2008 period. This decrease was comprised of a decrease from changes in foreign currency exchange rates of $140 million, as well as other factors described below which increased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $110 million, or 13%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Hong Kong and Ireland by $117 million and $87 million, respectively, primarily due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Brazil by $16 million due to higher interest credited resulting from better performance on the trading securities portfolio which supports unit-linked pension liabilities, as well as growth from entry into the dental insurance business in fourth quarter of 2008.

•	South Korea by $7 million primarily due to claims experience.

•	Taiwan and Australia by $5 million and $4 million, respectively, primarily due to business growth.

Partially offsetting these increases, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Chile by $116 million primarily due to a decrease in inflation indexed policyholder liabilities commensurate with the decrease in net investment income from inflation-indexed assets, as well as a decrease in the annuity business mentioned above, partially offset by higher interest credited.

•	Mexico by $15 million, primarily due to a decrease in certain policyholder liabilities of $41 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, partially offset by increase in claims experience, as well as an increase in interest credited to policyholder account balances resulting from business growth.

Increases in other countries account for the remainder of the change.

Other expenses decreased by $12 million, or 3%, to $406 million for the three months ended September 30, 2009 from $418 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased other expenses by $49 million, and other factors described below increased other expenses by $37 million, or 10% from the comparable 2008 period.

Other expenses increased in:

•	Mexico by $32 million primarily due to an increase in DAC amortization relative to the prior year due to management’s update of assumptions used to determine estimated gross profits in both the current and prior years.

•	South Korea by $10 million due to investments in distribution capability and business growth.

•	Brazil by $4 million primarily due to growth.

•	India by $4 million primarily due to increased staffing, rent and DAC amortization due to business growth.

•	Australia by $2 million due to currency transaction losses as well as growth.

Partially offsetting these increases in other expenses were decreases in:

•	Argentina by $15 million due to lower administrative expenses resulting from the nationalization of the pension business.

•	The home office of $3 million primarily due to lower headcount and lower spending on growth and infrastructure initiatives.

Increases in other countries account for the remainder of the change.

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008 — International

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $658 million, or 110%, to a loss of $62 million for the nine months ended September 30, 2009 from income of $596 million for the comparable 2008 period. Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $572 million, net of income tax. The increase in net investment losses was due to losses on derivatives and fixed maturity securities. Derivative losses were driven by losses on freestanding derivatives partially offset by gains on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture. Losses on freestanding derivatives were primarily driven by losses from equity options and futures due to rising equity indices, partially offset by gains on foreign currency forwards primarily due to the U.S. Dollar weakening, all of which hedge the embedded derivatives. The losses on these hedges partially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. Gains on the embedded derivatives were driven by the positive impact of interest rates, foreign currency rates and movement in the equity markets. These embedded derivative gains include, increases in losses resulting from the effect of the narrowing of MetLife’s own credit spread. Losses on fixed maturities increased due to the loss on the exchange of certain government bonds in Argentina, an increase in impairments primarily associated with financial services industry holdings, including impairments as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position, partially offset by lower losses on the sale of fixed maturities from the comparable period.

The remaining $86 million decrease in income (loss) from continuing operations from the comparable 2008 period was comprised of the factors described below which caused a increase in income (loss) from continuing operations of $14 million, as well as the negative impact of change in foreign exchange rates of $100 million, net of income tax.

Income (loss) from continuing operations excluding net investment gains (losses) increased in:

•	Argentina by $82 million, net of income tax, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders, as a result of which liabilities of $95 million related to pesification were released, as well as lower administrative expenses resulting from the nationalization of the pension business, higher investment yields resulting from portfolio repositioning, higher income from the trading portfolio which experienced losses in prior year period, as well as the adverse impact of currency transaction losses in the prior year. Our operations in Argentina also benefited more significantly in the current year from the utilization of deferred tax assets against which valuation allowances had previously been established. These increases were partially offset by a reduction in fees due to the nationalization of the pension business in December 2008, the reduction in the prior year of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program, which was in effect from January 1, 2008 until December 2008 when the business was nationalized.

•	South Korea by $19 million, net of income tax, due to an increase in surrender charges, lower taxes resulting from a reduction in the statutory tax rate and a one-time tax benefit related to the reduction in the statutory tax rate as well as business growth, partially offset by an increase in claims and higher expenses due to investments in distribution capability and business growth.

•	Chile by $9 million, net of income tax, primarily due to the net impact of lower inflation rates on indexed securities and on policyholder liabilities. While the impact of inflation is neutral to net income, a portion of the inflation impact is accounted for in net investment gains (losses).

•	Hong Kong by $2 million, net of income tax, primarily due to business growth.

Partially offsetting these increases, income (loss) from continuing operations excluding net investment gains (losses) decreased in:

•	Japan by $44 million, net of income tax, due to a decrease of $101 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits, partially offset by an increase in premiums of $7 million, net of income tax, from assumed reinsurance. In addition, the Company’s earnings from its investment in Japan increased by $50 million, net of income tax, due to the impact of a refinement in assumptions for DAC amortization on guaranteed annuity business, lower DAC amortization relative to the prior year related to market performance, a decrease in the costs of guaranteed annuity benefits, and the impact of a reduction in a liability for guarantee fund assessments, offset by the unfavorable impact from the utilization of the fair value option for certain fixed annuities.

•	Ireland by $22 million, net of income tax, primarily due to foreign currency transaction gains and a tax benefit in the prior period, as well as higher initiative spending.

•	The home office by $16 million, net of income tax, primarily due to a valuation allowance of $40 million established against net deferred tax assets resulting from an election to not repatriate earnings from our Mexico operation, as well as higher economic capital charges and lower interest income due to a decrease in cash equivalents, partially offset by a reduction of tax liabilities resulting from an election to not repatriate earnings from our Australian operation in the future, as well as lower headcount and lower spending on growth and infrastructure initiatives.

•	Mexico by $14 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, the impact of management’s update of assumptions used to determine estimated gross profits in both the current and prior years, higher claims experience, a reduction in fees charged on the pension business, the impact of portfolio repositioning and a decrease in short-term yields as well as the prior year impact from the reinstatement of premiums. These items were partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, a revision to certain dollar-denominated policyholder liabilities, growth in its individual and institutional businesses and higher premium rates in its institutional business, as well as a lower effective tax rate, and a one-time tax benefit related to a change in assumption regarding the repatriation of earnings.

Contributions from other countries account for the remainder of the change in income (loss) from continuing operations excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), decreased by $697 million, or 15%, to $3,840 million for the nine months ended September 30, 2009 from $4,537 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total revenues by $860 million. Other factors described below increased total revenues by $163 million from the comparable 2008 period.

Premiums, fees and other revenues decreased by $545 million, or 15%, to $3,032 million for the nine months ended September 30, 2009 from $3,577 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates, which decreased premiums, fees and other revenues by $664 million, partially offset by an increase from other factors described below, which increased premiums, fees and other revenues by $119 million, or 4%, from the comparable 2008 period.

Premiums, fees and other revenues increased in:

•	Mexico by $101 million due to growth in its individual and institutional businesses, an increase in fees due to management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and higher premium rates in its institutional business partially offset by the reinstatement of premiums in the prior period and a reduction in fees charged on the pension business.

•	Hong Kong by $35 million due to a shift to traditional business, as well as an increase in surrender charges on non-traditional business.

•	South Korea by $27 million primarily due to an increase in surrender charges, as well as business growth.

•	Australia and Poland by $23 million and $5 million, respectively, primarily due to business growth.

•	India by $22 million due to business growth and a shift to traditional products.

•	Brazil by $17 million due to its entry into the dental business in the fourth quarter of 2008, as well as growth in existing lines.

•	United Kingdom by $8 million due to premium growth and the impact of stronger foreign currencies from business written outside of the United Kingdom, partially offset by a decrease in business written in the United Kingdom.

•	Japan by $10 million due to an increase in assumed reinsurance premium.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	Chile by $94 million primarily due to lower annuity sales resulting from a contraction of the annuity market in Chile.

•	Argentina by $44 million primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income decreased by $152 million, or 16%, to $808 million for the nine months ended September 30, 2009 from $960 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates of $196 million, as well as other factors described below which increased net investment income by $44 million, or 6%, from the comparable 2008 period.

Net investment income increased in:

•	Hong Kong, Ireland, and Brazil by $213 million, $88 million, and $20 million, respectively, primarily due to favorable results on the trading securities portfolio which supports unit-linked pension liabilities.

•	Mexico by $25 million primarily due to an increase in invested assets, partially offset by the impact of lower inflation rates on indexed securities, the impact of portfolio repositioning and a decrease in short-term yields.

•	South Korea and Taiwan by $12 million and $7 million, respectively, primarily due to increases in invested assets.

•	Argentina by $11 million due to higher yields resulting from portfolio repositioning, higher income from the trading portfolio as well as the adverse impact of currency transaction losses in the prior year.

Partially offsetting these decreases, net investment income decreased in:

•	Chile by $221 million due to the impact of lower inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates.

•	Japan by $106 million primarily due to a decrease of $156 million from hedging activities associated with Japan’s guaranteed annuity benefits, partially offset by an increase of $50 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from the impact of a refinement in assumptions for DAC amortization on guaranteed annuity business, lower DAC amortization relative to the prior year related to market performance, a decrease in the costs of guaranteed annuity benefits, and the impact of a reduction in the liability for guarantee fund assessments, offset by the unfavorable impact from the utilization of the fair value option for certain fixed annuities.

•	The home office by $7 million primarily due to an increase in the amount charged for economic capital and lower interest income due to a decrease in cash equivalents.

•	Australia by $2 million due to a decrease in invested assets as a result of dividends remitted to parent.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses decreased by $471 million, or 12%, to $3,398 million for the nine months ended September 30, 2009 from $3,869 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total expenses by $707 million. Other factors described below increased total expenses by $236 million, or 7%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $245 million, or 10%, to $2,295 million for the nine months ended September 30, 2009 from $2,540 million for the comparable 2008 period. This decrease was comprised of the impact of changes in foreign currency exchange rates which decreased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $470 million, and other factors described below which increased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $225 million, or 11%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Hong Kong by $239 million primarily due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities compared to the prior period, as discussed above, as well as a shift to traditional business.

•	Mexico by $143 million, primarily due to an increase in certain policyholder liabilities of $57 million caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period. The remainder of the increase was due to an increase in claims experience, as well as in interest credited to policyholder account balances resulting from business growth, partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, as well as a revision in the calculation of certain dollar-denominated policyholder liabilities.

•	Ireland by $91 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Brazil by $28 million due to higher interest credited resulting from better performance on the trading securities portfolio which supports unit-linked pension liabilities, as well as growth from entry into the dental insurance business in fourth quarter of 2008.

•	South Korea by $19 million primarily due to an increase in claims and surrenders.

•	India by $15 million due to business growth.

•	Australia by $14 million primarily due to business growth, as well as higher claims experience and an increase in liabilities related to reinsurance.

•	Taiwan by $10 million primarily due to business growth.

Partially offsetting these increases, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Chile by $335 million primarily due to a decrease in inflation indexed policyholder liabilities commensurate with the decrease in net investment income from inflation-indexed assets, as well as a decrease in the annuity business mentioned above, partially offset by higher interest credited.

Increases in other countries account for the remainder of the change.

Other expenses decreased by $226 million, or 17%, to $1,103 million for the nine months ended September 30, 2009 from $1,329 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased other expenses by $237 million and the other factors described below increased other expenses by $11 million, or 1%, from the comparable 2008 period.

Other expenses increased in:

•	Mexico by $43 million primarily due to an increase in DAC amortization relative to the prior year, due to management’s update of assumptions used to determine estimated gross profits in both the current and prior years, as well as higher expenses from initiative spending and business growth.

•	Ireland by $21 million due to foreign currency transaction gains in the prior period, higher spending on regional initiatives, and business growth.

•	India by $15 million primarily due to increased staffing, rent and DAC amortization due to business growth.

•	South Korea by $13 million due to investments in distribution capability and business growth.

•	Brazil by $10 million primarily due to business growth and entry into the dental insurance business.

•	Australia by $9 million primarily due to currency transaction losses as well as growth.

•	Chile by $9 million due to an adjustment in DAC amortization related to the decrease in inflation partially offset by reductions administrative expenses.

•	Hong Kong by $7 million due to business growth.

•	The United Kingdom by $6 million due to higher commission cost related to the increase in premiums, as well as foreign currency transaction gains recognized in the prior period.

Partially offsetting these increases in other expenses were decreases in:

•	Argentina by $97 million, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders. As a result of this reassessment, contingent liabilities of $95 million related to pesification were released. In addition, the nationalization of the pension business in December 2008 resulted in lower administrative expenses. These decreases were partially offset by a reduction in the prior period of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program which was in effect from January 1, 2008 until December 2008 when the business was nationalized.

•	The home office of $25 million primarily due to lower headcount and lower spending on growth and infrastructure initiatives.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$727	$745	$2,175	$2,232
Net investment income	45	48	134	149
Other revenues	8	9	22	30
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(28)	(2)	(29)	(3)
Other net investment gains (losses), net	(2)	(65)	22	(88)

Total net investment gains (losses)	(30)	(67)	(7)	(91)

Total revenues	750	735	2,324	2,320

Expenses
Policyholder benefits and claims	482	471	1,453	1,488
Policyholder dividends	1	1	1	4
Other expenses	184	196	569	604

Total expenses	667	668	2,023	2,096

Income before provision for income tax	83	67	301	224
Provision for income tax	16	10	67	33

Income from continuing operations, net of income tax	67	57	234	191
Income from discontinued operations, net of income tax	—	—	—	—

Net income	67	57	234	191
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income available to MetLife, Inc.’s common shareholders	$67	$57	$234	$191

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008 — Auto & Home

Income from Continuing Operations

Income from continuing operations increased by $10 million, or 18%, to $67 million for the three months ended September 30, 2009 from $57 million for the comparable 2008 period.

The increase in income from continuing operations was primarily attributable to a decrease in net investment losses of $25 million, net of income tax, and a decrease in operating expenses of $8 million, net of income tax, offset by a decrease in premiums of $12 million, net of income tax, an increase in policyholder benefits and claims of $8 million, net of income tax, and a decrease in investment income of $2 million, net of income tax.

The decrease in net investment losses of $25 million, net of income tax, was due primarily to higher levels of other-than-temporary losses in 2008 from preferred stocks.

The decrease in other expenses of $8 million, net of income tax, resulted from operational efficiencies in a number of expense categories.

These increases in income from continuing operations were offset by a decrease in premiums of $12 million, net of income tax, which was primarily comprised of a decrease of $9 million, net of income tax, related to decreased exposures and a decrease of $3 million, net of income tax, related to a decrease in average earned premium per policy.

The increase in policyholder benefits and claims of $8 million which was due to due to $20 million, net of income tax, of less favorable development of prior year non-catastrophe losses, an increase of $11 million, net of income tax, due primarily to higher severities in the auto line of business, an increase of $8 million, net of income tax, from higher non-catastrophe claim frequencies, primarily in the auto line of business, and a $2 million, net of income tax, increase in unallocated loss adjustment expenses. Offsetting these increases were a decrease of $28 million, net of income tax, in catastrophe losses resulting from fewer and less severe catastrophe events than in 2008 and a decrease of $5 million, net of income tax, related to a decrease in earned exposures.

Also decreasing income from continuing operations was a decline in net investment income of $2 million, net of income tax, which was primarily due to a smaller asset base and a decrease of $1 million, net of income tax, in other revenues.

A smaller proportion of tax advantaged investment income resulted in an increase in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), decreased $22 million, or 3%, to $780 million for the three months ended September 30, 2009 from $802 million for the comparable 2008 period.

Premiums decreased $18 million due to a reduction of $13 million related to a decrease in earned exposures and a reduction of $5 million related to a decrease in average earned premium per policy.

Net investment income decreased $3 million due primarily to a smaller asset base. Other revenues decreased $1 million primarily related to less income from COLI.

Expenses

Total expenses decreased $1 million, or less than 1%, to $667 million for the three months ended September 30, 2009 from $668 million for the comparable 2008 period.

Policyholder benefits and claims increased $11 million due to $31 million of less favorable development of prior year non-catastrophe losses, an increase of $17 million due primarily to higher severities in the auto line of business, an increase of $12 million from higher non-catastrophe claim frequencies, primarily in the auto line of business, and a $3 million increase in unallocated adjustment expenses. Offsetting these increases were decreases of $78 million in catastrophe losses resulting from fewer and less severe catastrophe events than in the third quarter of 2008, offset by $34 million less of favorable development of prior year catastrophe claims and $8 million related to earned exposures.

Other expenses decreased $12 million due to decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories.

Underwriting results were unfavorable for the three months ended September 30, 2009 as compared to the corresponding 2008 period, as the combined ratio, including catastrophes, increased to 91.1% from 89.0% for the three months ended September 30, 2008, and the combined ratio, excluding catastrophes, increased to 87.7% from 79.6% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008 — Auto & Home

Income from Continuing Operations

Income from continuing operations increased by $43 million, or 23%, to $234 million for the nine months ended September 30, 2009 from $191 million for the comparable 2008 period.

The increase in income from continuing operations was primarily attributable to a $56 million, net of income tax, decrease in net investment losses, a decrease in policyholder benefits and claims of $21 million, net of income tax, and a decrease of $22 million, net of income tax, in other expenses, offset by a decrease of $38 million, net of income tax, in premiums, a decrease in net investment income of $10 million, net of income tax and a decrease in other income of $5 million, net of income tax.

The decrease in net investment losses of $56 million, net of income tax, was due primarily to higher levels of other-than-temporary losses in 2008 from preferred stocks.

The decrease in policyholder benefits and claims was due to a decrease of $83 million, net of income tax, from fewer and less severe catastrophe events than 2008’s near record levels and a $19 million, net of income tax, decrease related to earned exposures. Offsetting these decreases were $49 million, net of income tax, of less favorable development of prior year non-catastrophe losses, an increase of $19 million, net of income tax, from higher non-catastrophe claim frequencies, in both the auto and homeowner’s lines of business, an increase of $11 million, net of income tax, from increased severities, primarily in the auto line of business and $2 million, net of income tax, in unallocated adjustment expenses.

Also contributing to the increase in income from continuing operations was a decrease of $22 million, net of income tax, in other expenses resulting from a reduction of information technology infrastructure charges and other operational efficiencies in a number of expense categories as well as a decrease of $2 million, net of income tax, in policyholder dividends.

These increases in income from continuing operations were offset by a decrease in premiums of $38 million, net of income tax, which was comprised of a decrease of $33 million, net of income tax, related to decreased exposures, a decrease of $6 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $1 million, net of income tax, in premiums primarily from various involuntary programs, offset by an increase of $2 million, net of income tax, from a decrease in catastrophe reinsurance costs.

Also, income from continuing operations decreased due to a decline in net investment income of $10 million, net of income tax, which was primarily due to a smaller asset base and a decrease of $5 million, net of income tax, in other revenues.

Income taxes unfavorably impacted income from continuing operations by $2 million due to the favorable resolution of a prior year audit in 2008 and by an additional $4 million due to a reduction in tax advantaged investment income.

A smaller proportion of tax advantaged investment income resulted in an increase in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), decreased $80 million, or 3%, to $2,331 million for the nine months ended September 30, 2009 from $2,411 million for the comparable 2008 period.

Premiums decreased $57 million due to a decrease of $51 million related to a decrease in exposures, a decrease of $9 million related to a decrease in average earned premium per policy and a decrease in premiums from various involuntary programs of $1 million. These decreases in premiums were offset by a decrease of $4 million in catastrophe reinsurance costs.

Net investment income decreased $15 million due primarily to a smaller asset base. Other revenues decreased $8 million primarily related to less income from COLI.

Expenses

Total expenses decreased $73 million, or 3%, to $2,023 million for the nine months ended September 30, 2009 from $2,096 million for the comparable 2008 period.

Policyholder benefits and claims decreased $35 million due to a decrease of $153 million from fewer and less severe catastrophe events than 2008’s near record levels, offset by $24 million less of favorable development of prior year catastrophe claims, and due to a $29 million decrease related to earned exposures. Offsetting these decreases were $75 million of less favorable development of prior year non-catastrophe losses, an increase of $28 million from higher non-catastrophe claim frequencies, in both the auto and the homeowner’s lines of business, an increase of $17 million from higher severities, primarily in the auto line of business and a $3 million increase in unallocated loss adjustment expenses.

Other expenses decreased $35 million due to decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories partially offset by an increase in pension and postretirement benefit costs. Policyholder dividends decreased $3 million due primarily to unfavorable loss experience on participating policies.

Underwriting results, including catastrophes, were favorable for the nine months ended September 30, 2009 as compared to the corresponding 2008 period, as the combined ratio, including catastrophes, decreased to 92.4% from 93.2% for the nine months ended September 30, 2008. Underwriting results, excluding catastrophes, were unfavorable for the nine months ended September 30, 2009, as the combined ratio, excluding catastrophes, increased to 88.0% from 83.1% for the nine months ended September 30, 2008.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions. The operations of RGA, which was disposed of in the third quarter of 2008, are also reported in Corporate & Other as discontinued operations. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for disclosures regarding discontinued operations, including real estate.

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$5	$8	$11	$26
Net investment income	133	164	317	665
Other revenues	272	42	822	64
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(80)	(273)	(335)	(325)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	22	—	104	—
Other net investment gains (losses), net	(322)	243	(320)	231

Total net investment gains (losses)	(380)	(30)	(551)	(94)

Total revenues	30	184	599	661

Expenses
Policyholder benefits and claims	—	12	3	36
Other expenses	630	523	1,841	1,279

Total expenses	630	535	1,844	1,315

Loss from continuing operations before income tax	(600)	(351)	(1,245)	(654)
Income tax benefit	(310)	(128)	(624)	(344)

Loss from continuing operations, net of income tax	(290)	(223)	(621)	(310)
Income (loss) from discontinued operations, net of income tax	(2)	(410)	10	(258)

Net loss	(292)	(633)	(611)	(568)
Less: Net income (loss) attributable to noncontrolling interests	—	22	(6)	94

Net loss attributable to MetLife, Inc.	(292)	(655)	(605)	(662)
Less: Preferred stock dividends	30	30	91	94

Net income (loss) available to MetLife, Inc.’s common shareholders	$(322)	$(685)	$(696)	$(756)

Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008 — Corporate & Other

Loss from Continuing Operations

Loss from continuing operations increased by $67 million to $290 million for the three months ended September 30, 2009 from $223 million for the comparable 2008 period.

Net investment losses increased by $228 million, net of income tax, to a loss of $247 million, net of income tax, for the three months ended September 30, 2009 from a loss of $19 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on freestanding derivatives, certain foreign currency transactions and embedded derivatives, partially offset by lower losses on fixed maturity securities, equity securities and other limited partnership interests. The increase in the losses on freestanding derivatives was primarily driven by losses on equity options, foreign currency swaps, and purchased protection credit default swaps. Improving equity markets in the current period drove losses on equity options which were entered into as part of a macro-economic hedging strategy to mitigate the Company’s equity exposure arising from variable annuity guarantees. Losses on foreign currency derivatives were incurred due to the

U.S. Dollar weakening against several major foreign currencies. Losses on purchased protection credit default swaps were incurred due to narrowing credit spreads. The increase in losses attributable to certain foreign currency transactions was due to the weakening of the U.S. Dollar. Increased losses on embedded derivatives were attributable to foreign currency transaction losses on reinsurance related assets denominated in Canadian dollars. The decrease in fixed maturity securities OTTI credit losses and equity securities losses was attributable to a decrease, year over year, in impairments in the financial services industry sector. In the third quarter of 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter FDIC receivership or receive significant government capital infusions. The Company incurred significant impairments on its financial services industry fixed maturity and equity securities holdings in the third quarter of 2008. The decrease in losses on other limited partnership interests was principally due to decreased impairments of certain cost method investments.

Excluding the impact of net investment losses, loss from continuing operations decreased by $161 million, net of income tax, compared to the comparable 2008 period.

The decrease in loss from continuing operations excluding net investment gains (losses) was primarily attributable to higher other revenues, lower legal costs, and lower policyholder benefits and claims of $148 million, $19 million, and $7 million respectively, each of which were net of income tax. This decrease was partially offset by higher corporate expenses, lower net investment income, and higher interest expenses of $77 million, $20 million, and $13 million, respectively, each of which were net of income tax. Tax benefits increased by $96 million over the comparable 2008 period due to the difference of finalizing the Company’s 2008 tax return in 2009 when compared to finalizing the Company’s 2007 tax return in 2008 and the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $196 million, or 92%, to $410 million for the three months ended September 30, 2009 from $214 million for the comparable 2008 period.

This increase was primarily due to an increase in other revenues of $230 million, which was principally due to an increase in MetLife Bank loan origination and servicing fees of $232 million related to acquisitions in 2008.

Net investment income decreased by $31 million, or 19%, to $133 million for the three months ended September 30, 2009 from $164 million for the comparable 2008 period. Management attributes $67 million of this change to a decrease in yields, partially offset by an increase of $36 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. Net investment income, excluding MetLife Bank, decreased mainly due to reduced yields on fixed maturity securities, cash, cash equivalents and short-term investments, and real estate joint ventures, partially offset by a decrease in investment expense. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The decrease in yields and the negative returns realized on real estate joint ventures in the third quarter of 2009 were primarily from continued declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. This decrease in yields was partially offset by a higher asset base, primarily within fixed maturity securities excluding securities lending related to the investment of proceeds from the sale of common stock in October 2008 partially offset by repurchases of outstanding common stock throughout 2008 and the reduction of commercial paper outstanding. Net investment income at MetLife Bank increased by $18 million primarily due to increased interest income on consumer loans related to new loan production primarily from acquisitions in 2008. This increase in the net investment income of MetLife Bank was partially offset by MetLife Bank’s discontinued participation in the securities lending program.

Premiums decreased by $3 million as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $95 million, or 18%, to $630 million for the three months ended September 30, 2009 from $535 million for the comparable 2008 period.

Corporate expenses were higher by $121 million primarily due to higher MetLife Bank costs of $121 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to operations acquired in 2008. Corporate expenses also increased as a result of acquisition-related costs of $22 million, higher deferred compensation expenses of $12 million from improved equity market conditions and a charitable contribution to the MetLife Foundation of $9 million in the current period. These higher Corporate expenses were offset by lower post employment related costs of $40 million, which were offset by higher contract costs associated with the termination of an operating lease of $11 million, both of which are associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative, and by lower corporate support expenses of $14 million, primarily due to reduced incentive compensation and information technology costs. Interest expense was higher by $20 million due to the issuance of senior notes in March 2009, May 2009, and July 2009 and the issuance of junior subordinated debt securities in August 2008, partially offset by rate reductions on variable rate collateral financing arrangements due to declines in short term interest rates and the reduction of commercial paper outstanding. Legal costs were lower by $29 million primarily due to prior year asbestos insurance costs of $38 million, which included $35 million for the commutation of three asbestos-related excess insurance policies and $3 million for amortization and valuation of those policies prior to the commutation, and a decrease in other legal fees of $1 million, and partially offset by an increase of $10 million resulting from the resolution of certain matters in the prior period. Policyholder benefits and claims were lower by $12 million primarily as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008 — Corporate & Other

Loss from Continuing Operations

Loss from continuing operations increased by $311 million to a loss of $621 million for the nine months ended September 30, 2009 from $310 million for the comparable 2008 period.

Net investment losses increased by $297 million, net of income tax, to a loss of $358 million, net of income tax, for the nine months ended September 30, 2009 from a loss of $61 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on certain foreign currency transactions, freestanding derivatives, real estate joint ventures, equity securities and embedded derivatives, partially offset by decreased impairment losses on fixed maturity securities. The increase in losses attributable to certain foreign currency transactions was due to the weakening of the U.S. Dollar. The increase in losses on freestanding derivatives was primarily attributable to improving equity markets and narrowing credit spreads in the current period, partially offset by the impact of the U.S. Dollar weakening and mid- and long-term interest rates rising. Improving equity markets drove losses on equity options and gains on equity futures. Narrowing credit spreads drove losses on purchased protection credit default swaps. Rising interest rates drove gains on interest rate swaps. The increase in losses on real estate joint ventures was principally due to higher impairments on cost method real estate joint venture investments resulting from declines in value driven by capital market factors and from the weakening of real estate market fundamentals. The increase in equity securities losses was attributable to an increase in impairments across several industries due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The decrease in fixed maturity securities OTTI credit losses was attributable to a decrease, year over year, in impairments in the financial services industry sector. In the third quarter of 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter FDIC receivership or receive significant government capital infusions. The Company incurred significant impairments on its financial services industry fixed maturity securities holdings in the third quarter of 2008.

Excluding the impact of net investment losses, loss from continuing operations increased by $14 million, net of income tax, compared to the comparable 2008 period.

The increase in loss from continuing operations excluding net investment gains (losses) was primarily attributable to higher corporate expenses, lower net investment income, and lower premiums of $416 million, $226 million, and $10 million, respectively, each of which were net of income tax. This decrease was partially offset by higher other revenues, lower legal costs, lower policyholder benefits and claims, and lower interest on uncertain tax positions of $492 million, $34 million, $21 million, and $11 million, respectively, each of which were net of income tax. Tax benefits increased by $77 million over the comparable 2008 period due to the difference of finalizing the Company’s 2008 tax return in 2009 when compared to finalizing the Company’s 2007 tax return in 2008 and the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $395 million, or 52%, to $1,150 million for the nine months ended September 30, 2009 from $755 million for the comparable 2008 period.

This increase was primarily due to an increase in other revenues of $758 million, which was due to an increase in MetLife Bank loan origination and servicing fees related to operations acquired in 2008.

Net investment income decreased by $348 million, or 52%, to $317 million for the nine months ended September 30, 2009 from $665 million for the comparable 2008 period. Management attributes $516 million of this change to a decrease in yields, partially offset by an increase of $168 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. Net investment income, excluding MetLife Bank, decreased mainly due to reduced yields on fixed maturity securities, mortgage loans, cash, cash equivalents and short-term investments, other limited partnership interests and real estate joint ventures. This decrease was partially offset by a decrease in investment expenses. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The reduction in yields and the negative returns realized on other limited partnership interests were primarily due to lower valuations resulting from significant weakness in the credit and equity markets in the first two quarters of 2009. These returns were partially offset by higher valuations due to the improvement in those markets in the third quarter of 2009. The decrease in yields and the negative returns in the first nine months of 2009 realized on real estate joint ventures were primarily from continued declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. This decrease in yields was partially offset by a higher asset base, primarily within fixed maturity securities excluding securities lending, related to the investment of proceeds from the sale of common stock in October 2008 partially offset by repurchases of outstanding common stock throughout 2008 and the reduction of commercial paper outstanding. Net investment income of MetLife Bank increased by $100 million primarily due to increased interest income on consumer loans related to new loan production primarily from acquisitions in 2008. This increase in net investment income of MetLife Bank was partially offset by discontinued participation in the securities lending program.

Premiums decreased by $15 million as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $529 million, or 40%, to $1,844 million for the nine months ended September 30, 2009 from $1,315 million for the comparable 2008 period.

Corporate expenses were higher by $638 million primarily due to higher MetLife Bank costs of $522 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008. Corporate expenses also increased as a result of higher deferred compensation expenses of $43 million related to improved equity market conditions, acquisition-related costs of $33 million, and lease impairments of $12 million for Company use space that is currently vacant. Also contributing to the increase in corporate expenses were higher corporate support expenses of $11 million, which included consultant fees, banking fees, advertising, and information technology costs and a charitable contribution to the MetLife Foundation of $9 million. Costs associated with the implementation of an enterprise-wide cost reduction and revenue enhancement were higher by $11 million from contract costs associated with the termination of an operating lease offset by lower post employment related costs of $3 million. Legal costs were lower by $53 million primarily due to prior year asbestos insurance costs of $52 million, which included $35 million for the commutation of three asbestos-related excess insurance policies and $17 million for amortization and valuation of those policies prior to the commutation and a decrease of $1 million in other legal fees. Policyholder benefits and claims were lower by $33 million primarily as a result of an increase in indemnity reinsurance on certain run-off products. Interest expense was lower by $3 million due to rate reductions on variable rate collateral financing arrangements due to declines in short term interest rates and the reduction of commercial paper outstanding, partially offset by the issuance of senior notes in 2009 and the issuance of junior subordinated debt securities in August 2008 and February 2009. Interest on uncertain tax positions was lower by $17 million as a result of a settlement payment and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

Overview

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. Conditions in the financial markets have since materially improved, but financial institutions may have to pay higher spreads over benchmark U.S. Treasury securities than before the market disruption began. There is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption will reoccur, which could significantly affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management continues to believe that the Company has ample liquidity to meet business requirements under current market conditions. The Company’s short-term liquidity position (cash and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $15.9 billion and $26.7 billion at September 30, 2009 and December 31, 2008, respectively. This reduction in short-term liquidity reflects the continued improvement in market conditions during the nine months ended September 30, 2009. During 2009, the Company invested a portion of its short-term liquidity in higher quality, more liquid asset types, including government securities and agency residential mortgage-backed securities. Management continuously monitors and adjusts its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

Liquidity Needs of the Business.  The liquidity needs of the Company’s insurance businesses have not changed materially from the discussion included in the 2008 Annual Report. In the Individual segment, lapses and surrenders have not deviated materially from management expectations. For both fixed and variable annuities, net flows were positive and lapse rates declined for the nine months ended September 30, 2009. In the Institutional segment, the retirement & savings business consists of general account values of $91.9 billion at September 30, 2009, of which $88.6 billion is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options as well as global guaranteed interest contracts (“GICs”) that have stated maturities and cannot be put back to the Company prior to maturity. During the nine months ended September 30, 2009, policyholder account balances and future policy benefits declined by $7.9 billion, related to a decrease of $9.2 billion in the retirement & savings business.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, at September 30, 2009, there were $2.1 billion of funding agreements and global GICs that could be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 15 days and applies to only $0.3 billion of these liabilities. The next shortest notice period is 90 days, which applies to $1.3 billion of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, $500 million of the retirement & savings liabilities were subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

During the nine months ended September 30, 2009, the Company renewed maturing funding agreements with the Federal Home Loan Bank of New York (“FHLB of New York”), primarily replacing shorter term maturities with new agreements for maturities ranging from two to seven years.

At September 30, 2009, the Company held $2,442 million in residential loans held-for-sale, compared with $2,012 million at December 31, 2008, an increase of $430 million. From time to time, MetLife Bank has an increased liquidity need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as Fannie Mae or Freddie Mac. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of New York.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $21.1 billion and $23.3 billion at September 30, 2009 and December 31, 2008, respectively. For further detail on the securities lending program and the related liquidity needs, see “— Investments — Securities Lending.”

Internal Asset Transfers.  MetLife employs an internal asset transfer process that allows for the sale of securities among the business portfolio segments for the purpose of efficient asset/liability matching. The execution of the internally transferred assets is permitted when mutually beneficial to both business segments. The asset is transferred at estimated fair market value with corresponding net investment gains (losses) being eliminated in Corporate & Other.

During the nine months ended September 30, 2009, internal asset transfers were utilized to preserve economic value for MetLife by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $6.6 billion were transferred across business segments in the nine months ended September 30, 2009 generating $674 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses). Transfers of securities out of the securities lending portfolio to other investment portfolios in exchange for cash and short-term investments represented the majority of the internal asset transfers during this period.

Derivatives and Collateral Financing Arrangements.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would impact the Company’s derivative collateral requirements by $119 million at September 30, 2009. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Holding Company.  The Holding Company relies principally on dividends from its subsidiaries to meet its cash requirements. The ability of the Holding Company’s insurance subsidiaries to pay dividends is subject to regulatory restrictions. None of the Holding Company’s long-term debt is due before 2011, so there is no near-term refinancing risk. In addition to its fixed obligations, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or have additional collateral pledged to it. See “— The Holding Company — Liquidity and Capital Sources.”

Capital.  Although the Company raised new capital during the difficult market conditions prevailing since the second half of 2008 (see “— The Holding Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings”), the increase in credit spreads experienced since the second half of 2008 has resulted in an increase in the cost of new debt capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities has been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s letter of credit fees to increase.

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

Liquidity and Capital Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. See “— Liquidity and Capital Uses — Contractual Obligations.”

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At September 30, 2009 and December 31, 2008, the Company had $159.0 billion and $141.7 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

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

•	MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by our $2.85 billion general corporate credit facility. Access to the commercial paper markets has improved throughout the nine months ended September 30, 2009.

•	The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. The CPFF program has been extended to February 1, 2010. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by MLIC and MetLife Insurance Company of Connecticut (“MICC”), was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At September 30, 2009, MetLife Short Term Funding LLC had no drawdown under its CPFF capacity, compared to $1,650 million at December 31, 2008. MetLife Funding was accepted in November 2008 for the CPFF and may issue a maximum amount of $1 billion under the CPFF. No drawdown by MetLife Funding has taken place under this facility at September 30, 2009.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. To utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At September 30, 2009 and December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $1.2 billion and $950 million, respectively, which is included in short-term debt. The Company did not participate in these programs during the nine months ended September 30, 2008. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	As a member of the FHLB of New York, MetLife Bank has entered into repurchase agreements with FHLB of New York on both short- and long-term bases, with a total liability for repurchase agreements with the FHLB of New York of $2.4 billion and $1.8 billion at September 30, 2009 and December 31, 2008, respectively. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	MetLife, Inc. and MetLife Bank elected to continue to participate in the debt guarantee component of the FDIC Program. On March 26, 2009, MetLife, Inc. issued $397 million of floating-rate senior notes due June 2012 under the FDIC Program, representing all MetLife, Inc.’s capacity under the FDIC Program. MetLife Bank may issue up to $178 million of guaranteed debt under the FDIC Program. Unless extended, the FDIC Program will not apply to debt issued after October 31, 2009.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $14.3 billion and $15.2 billion at September 30, 2009 and December 31, 2008, respectively, for MLIC and with the FHLB of Boston of $326 million and $526 million at September 30, 2009 and December 31, 2008, respectively, for MICC. The FHLB of Boston had also advanced $300 million to MICC at December 31, 2008, which was included in short-term debt. There were no such advances at September 30, 2009. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

At September 30, 2009 and December 31, 2008, the Company had outstanding $2.1 billion and $2.7 billion in short-term debt, respectively, and $13.2 billion and $9.7 billion in long-term debt, respectively. At September 30, 2009 and December 31, 2008, the Company had outstanding $5.3 billion and $5.2 billion in collateral financing arrangements, respectively, and $3.2 billion and $3.8 billion in junior subordinated debt, respectively. Short-term and long-term debt include the above-mentioned MetLife Bank funding from the Federal Reserve Bank of New York and the FHLB of NY, as well as the above-mentioned advances from the FHLB of Boston.

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

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities aggregating $3.2 billion and $11.3 billion, respectively, at September 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes. At September 30, 2009, the Company had outstanding $537 million in letters of credit and no aggregate drawdowns against these facilities. Remaining unused commitments were $2.6 billion at September 30, 2009.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At September 30, 2009, the Company had outstanding $4.1 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $4.4 billion at September 30, 2009.

See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further discussion of these facilities.

Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations under these facilities, and as commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at September 30, 2009.

Liquidity and Capital Uses

Debt Repayments.  During the nine months ended September 30, 2009 and 2008, MetLife Bank made repayments of $220 million and $171 million, respectively, to the FHLB of NY related to long-term borrowings. During the nine months ended September 30, 2009, MetLife Bank made repayments of $23.0 billion to the FHLB of NY and $17.8 billion to the Federal Reserve Bank of New York related to short-term borrowings. During the nine months ended September 30, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings.

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

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. The Company was liable for cash collateral under its control of $21.1 billion and $23.3 billion at September 30, 2009 and December 31, 2008, respectively. The volume of securities lending has decreased in line with reduced demand from counterparties and reduced trading capacity of certain segments of the fixed income securities market. See “— Investments — Securities Lending” for further information.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at September 30, 2009:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
				(In millions)

Future policy benefits	(1)	$306,645	$7,055	$10,687	$11,452	$277,451
Policyholder account balances	(2)	205,581	30,713	30,504	26,333	118,031
Other policyholder liabilities	(3)	6,337	6,337	—	—	—
Short-term debt	(4)	2,131	2,131	—	—	—
Long-term debt	(4)	21,268	1,322	3,769	2,597	13,580
Collateral financing arrangements	(4)	6,797	71	141	141	6,444
Junior subordinated debt securities	(4)	10,514	258	517	517	9,222
Payables for collateral under securities loaned and other transactions	(5)	24,363	24,363	—	—	—
Commitments to lend funds	(6)	8,536	8,498	17	2	19
Operating leases	(7)	2,020	283	433	293	1,011
Other	(8)	12,433	12,027	6	6	394

Total		$606,625	$93,058	$46,074	$41,341	$426,152

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $625 million have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $1.4 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category displays estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $306.6 billion exceeds the liability amount of $134.5 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $597 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $205.6 billion exceeds the liability amount of $147.5 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances. See also “— Overview.”

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

Short-term debt consists of borrowings with original maturities of less than one year carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity plus the related interest for the period from October 1, 2009 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at September 30, 2009 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $3 million, $4 million, $0 and $29 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at September 30, 2009 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— The Holding Company — Global Funding Sources.”

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

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $623 million at September 30, 2009.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

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

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $16 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $4.1 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $53 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2009. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $768 million and $191 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the separate account assets and are set equal to the estimated fair value of separate account assets.

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position at September 30, 2009.

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

Fair Value.  The estimated fair value of the Company’s fixed maturity securities, equity securities, trading securities, short-term investments, derivatives, and embedded derivatives along with their fair value hierarchy, are described and disclosed in Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments.”

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

See also “Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Cash Flows.  Net cash provided by operating activities was $2.7 billion for the nine months ended September 30, 2009 as compared to $7.0 billion for the nine months ended September 30, 2008. Accordingly, net cash provided by operating activities decreased by $4.3 billion for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. Net income for the nine months ended September 30, 2009 was a loss of $2.6 billion as compared to a profit of $2.3 billion for the nine months ended September 30, 2008. Accordingly, the decrease in net income of $4.9 billion exceeded the $4.3 billion decrease in net cash provided by operating activities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Excluding the change in net income, the Company’s net cash provided by operating activities was $5.3 billion for the nine months ended September 30, 2009 compared with $4.7 billion for the nine months ended September 30, 2008. The net cash generated from operating activities is used to meet the Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations are affected by the timing of receipt of premiums and other revenues, as well as the payment of the Company’s insurance liabilities.

Net cash used in financing activities was $4.1 billion for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $9.2 billion for the nine months ended September 30, 2008. Accordingly, net cash provided by financing activities decreased by $13.3 billion for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Since the third quarter of 2008, the

Company has reduced securities lending activities in line with market conditions, which resulted in a decrease of $2.2 billion in the cash collateral received in connection with the securities lending program for the nine months ended September 30, 2009, compared to a $2.1 billion decrease for the nine months ended September 30, 2008. The Company also experienced a $4.4 billion decrease in cash collateral received under derivatives transactions for the nine months ended September 30, 2009 compared to an increase of $1.3 billion for the nine months ended September 30, 2008. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and other short-term investments. Primarily as a result of unfavorable market conditions for the issuance of funding agreements and funding agreement-backed notes during most of the period, net cash flows from policyholder account balances decreased by $0.8 billion for the nine months ended September 30, 2009 compared to a net increase of $8.3 billion during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, there was a net issuance of long-term debt and junior subordinated debt of $2.9 billion compared to $1.6 billion net issuance of long-term debt and junior subordinated debt in the nine months ended September 30, 2008. Finally, during the nine months ended September 30, 2009, the Company did not repurchase any of its common stock under its common stock repurchase programs as compared to $1.3 billion of repurchases of its common stock during the nine months ended September 30, 2008.

Net cash used in investing activities was $7.4 billion for the nine months ended September 30, 2009, as compared to $6.3 billion for the nine months ended September 30, 2008. The net cash used in investing activities in the nine months ended September 30, 2009 corresponded with a net decrease of $8.7 billion in cash and cash equivalents in the same period, reflecting the Company’s effort to redeploy the elevated level of cash and cash equivalents accumulated at year-end 2008 in response to extraordinary market conditions. The net cash used in investing activities in the nine months ended September 30, 2009 was primarily composed of net purchases of $14.6 billion of fixed maturity securities; partly offset by a net reduction of $7.0 billion in short-term investments. In the comparable 2008 period, cash and cash equivalents increased by $9.8 billion and short-term investments were unchanged. Of the net cash used in investing activities in the nine months ended September 30, 2008, a little over half was used for net purchases of mortgage and consumer loans.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards.

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2009
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$552
MetLife Insurance Company of Connecticut	$714
Metropolitan Tower Life Insurance Company	$88
Metropolitan Property and Casualty Insurance Company	$9

(1)	Reflects dividend amounts that may be paid during 2009 without prior regulatory approval. However, if paid before a specified date during 2009, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of September 30, 2009.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At September 30, 2009 and December 31, 2008, the Holding Company had 5.0 billion and $2.7 billion in liquid assets, respectively. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or have additional collateral pledged to it. At September 30, 2009, the Holding Company had pledged $366 million of liquid assets under collateral support agreements. At December 31, 2008, the Holding Company had pledged $820 million of liquid assets under collateral support agreements.

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

Management continuously monitors and adjusts its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

At December 31, 2008, the Holding Company had $300 million in short-term debt outstanding. There was no short-term debt outstanding at September 30, 2009. At September 30, 2009 and December 31, 2008, the Holding Company had $10.5 billion and $7.7 billion of unaffiliated long-term debt outstanding, respectively. At both September 30, 2009 and December 31, 2008, the Holding Company had $500 million of affiliated long-term debt outstanding. At September 30, 2009 and December 31, 2008, the Holding Company had $1.7 billion and $2.3 billion of junior subordinated debt securities outstanding, respectively. At September 30, 2009 and December 31, 2008, the Holding Company had $2.8 billion and $2.7 billion in collateral financing arrangements outstanding, respectively.

Debt Issuances and Other Borrowings.  On July 8, 2009, the Holding Company issued $500 million junior subordinated debt scheduled for redemption in August 2069. The securities bear interest at a fixed rate of 10.75%, payable semiannually. In connection with the offering, the Holding Company incurred $5 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of the terms of the junior subordinated debt securities.

In May 2009, the Holding Company issued $1,250 million senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In March 2009, the Holding Company issued $397 million of senior notes due June 2012 under the FDIC Program. The notes bear interest at a floating rate equal to 3-month LIBOR, reset quarterly, plus 0.32%. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In February 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debt securities constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debt securities and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debt securities were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts in February 2009.

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

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus note. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus note. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus note. At December 31, 2008, the Company had paid $800 million and had pledged collateral with an estimated fair value of $230 million to the unaffiliated financial institution. As a result of continued fluctuations in the estimated fair value of the surplus note, the Holding Company paid an additional $400 million to the unaffiliated financial institution in April 2009, and received $400 million from the unaffiliated financial institution in June 2009. Both of these payments reduced collateral pledged between the Holding Company and the unaffiliated financial institution. At September 30, 2009, the unaffiliated financial institution had pledged collateral with an estimated fair value of $257 million to the Holding Company related to an increase in estimated fair value of the surplus note. On October 22, 2009, the Holding Company received $244 million from the unaffiliated financial institution, which reduced the amount of collateral pledged by the unaffiliated financial institution to the Holding Company in connection with the collateral financing agreement. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by a trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement.

In January 2009, the Holding Company paid $360 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. Cumulatively, the Holding Company has contributed $680 million as a result of declines in the estimated fair value of the assets in the trust through September 30, 2009, all of which was deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At September 30, 2009 and December 31, 2008, the Holding Company had pledged $76 million and $86 million under the agreement, respectively.

Other.  On March 2, 2009, the Company completed the sale of Cova, the parent company of Texas Life, for a purchase price of $134 million, excluding $1 million of transaction costs. The proceeds of the transaction were paid to the Holding Company.

Credit and Committed Facilities.  In 2007, the Holding Company and MetLife Funding entered into a $2.9 billion credit agreement with various financial institutions. The proceeds of the unsecured credit facility are available to be used for general corporate purposes, as back-up for their commercial paper programs and for the issuance of letters of credit. At September 30, 2009, the Holding Company had outstanding $537 million in letters of credit and no aggregate drawdowns against this facility.

The Holding Company also maintains or guarantees committed facilities aggregating $11.3 billion at September 30, 2009. The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At September 30, 2009, the Holding Company had outstanding $300 million in letters of credit and no aggregate drawdowns against these facilities.

See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities.”

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it is in compliance with all covenants at September 30, 2009.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the nine months ended September 30, 2009:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	$6	$0.4062500	$24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$19		$72

Affiliated Capital Transactions.  During the nine months ended September 30, 2009 and 2008, the Holding Company invested an aggregate of $828 million and $1.5 billion, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	September 30, 2009	December 31, 2008
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$700
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,200	$1,200

Share Repurchases.  At September 30, 2009, the Company had $1,261 million remaining on the April 2008 and January 2008 common stock repurchase authorizations. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

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

Holding Company Cash Flows.  Net cash provided by operating activities was $61 million and $453 million for the nine months ending September 30, 2009 and 2008, respectively. Accordingly, net cash provided by operating activities decreased by $392 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The net cash generated from operating activities is used to meet the Holding Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. The 2008 and 2009 operating activities included net income and earnings from subsidiaries, and changes in current assets and liabilities.

Net cash provided by financing activities was $2.9 billion for the nine months ended September 30, 2009 compared to $788 million of net cash used for the nine months ended September 30, 2008. Accordingly, net cash provided by financing activities increased by $3.7 billion for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2009, there was a net issuance of $2.1 billion of long-term debt and junior subordinated debt compared to no net issuance in the comparable period of the prior year. Also, in order to strengthen its capital base, during the nine months ended September 30, 2009, the Holding Company did not repurchase any of its common stock under its common stock repurchase programs as compared to the Holding Company repurchasing $1.3 billion of its common stock in the comparable period of the prior year. An increase in securities lending activity during the nine months ended September 30, 2009 contributed an increase of $153 million to the Holding Company’s cash flows from financing activities compared to a decrease of $291 million in cash flows from financing activities from securities lending in the comparable period of the prior year. Partially offsetting these increases in cash flows in the current period, the Holding Company repaid $300 million of short-term debt during the nine months ended September 30, 2009, compared with no repayments during the nine months ended September 30, 2008. Financing activity results relate to the Holding Company’s debt and equity financing activities, as well as changes due to the needs and obligations arising from securities lending and collateral financing arrangements.

Net cash used in investing activities was $2.6 billion for the nine months ended September 30, 2009 compared to $527 million of net cash provided by investing activities for the nine months ended September 30, 2008. Accordingly, net cash provided by investing activities decreased by $3.2 billion for the nine months ended September 30, 2009 compared to the prior period. Net purchases of fixed maturity securities for the nine months ended September 30, 2009 were above the comparable 2008 period primarily due to the investment of the net proceeds from the issuance of $2.1 billion of long-term debt and junior subordinated debt described above. Investing activity results relate to the Holding Company’s management of its capital and the capital of its subsidiaries, and any business development opportunities. The Holding Company received $130 million for the sale of a subsidiary during the nine months ended September 30, 2009 as compared to the use of $202 million related to acquisitions during the nine months ended September 30, 2008. The Holding Company also made capital contributions of $730 million to subsidiaries (including $360 million paid pursuant to a collateral financing arrangement providing statutory reserve support for MRSC associated with its intercompany reinsurance obligations relating to the reinsurance of universal life secondary guarantees, as described above under “— Collateral Financing Arrangements”) during the nine months ended September 30, 2009, compared to $788 million (including $205 million paid pursuant to the collateral financing arrangement related to MRSC) during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Holding Company paid $91 million in dividends on its Series A and Series B preferred shares.

Subsequent Events

On November 3, 2009, the date the September 30, 2009 interim condensed consolidated financial statements of MetLife, Inc. were issued, the Company evaluated the recognition and disclosure of subsequent events.

On October 27, 2009, the Company’s Board of Directors approved an annual dividend for 2009 of $0.74 per common share payable on December 14, 2009 to stockholders of record as of November 9, 2009. The Company estimates the aggregate dividend payment to be $606 million.

On October 22, 2009, the Holding Company received $244 million from an unaffiliated financial institution related to the increase in the estimated fair value of the surplus note issued by MRC in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, as described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.1 billion and $4.5 billion at September 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $4.2 billion and $8.0 billion at September 30, 2009 and December 31, 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.5 billion and $2.7 billion at September 30, 2009 and December 31, 2008, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $932 million and $971 million at September 30, 2009 and December 31, 2008, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Guarantees

During the nine months ended September 30, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both September 30, 2009 and December 31, 2008.

Other Commitments

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank of Boston and holds $70 million of common stock of the FHLB of Boston at both September 30, 2009 and December 31, 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at September 30, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. MICC had no advances from the FHLB of Boston at September 30, 2009. At December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances were included in short-term debt. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $424 million and $1,284 million at September 30, 2009 and December 31, 2008, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $769 million and $830 million of common stock of the FHLB of NY at September 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities, to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $14.3 billion and $15.2 billion at September 30, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $15.8 billion and $17.8 billion at September 30, 2009 and December 31, 2008, respectively.

MetLife Bank is a member of the FHLB of NY and holds $122 million and $89 million of common stock of the FHLB of NY at September 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $2.4 billion and $1.8 billion at September 30, 2009 and December 31, 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the nine months ended September 30, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $950 million and $945 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $220 million and $171 million related to long-term borrowings for the nine months ended September 30, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $4.4 billion and $3.1 billion at September 30, 2009 and December 31, 2008, respectively.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $40 million and $279 million at September 30, 2009 and December 31, 2008, respectively.

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

September 30, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	25

Balance, end of period	$5,033

(1)	Consisting principally of foreign currency translation adjustments.

Information regarding goodwill by segment and reporting unit is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,172	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,955	2,957

International:
Latin America region	200	184
European region	40	37
Asia Pacific region	160	152

Subtotal	400	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,033	$5,008

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank which resides within Corporate & Other. For purposes of goodwill impairment testing, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities —

$176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both September 30, 2009 and December 31, 2008.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income. The Company performed its annual goodwill impairment tests during the third quarter of 2009 based upon data at June 30, 2009. The impairment tests indicated that goodwill was not impaired. Previously, due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management performed an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Any additional deterioration or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

DAC and VOBA

Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for the nine months ended September 30, 2009, as well as a breakdown of DAC and VOBA by segment and reporting unit at September 30, 2009 and December 31, 2008. At September 30, 2009, DAC and VOBA for the Company was $19.2 billion. A substantial portion, approximately 79%, of the Company’s DAC and VOBA is associated with the Individual segment, which had DAC and VOBA of $15.2 billion at

September 30, 2009. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits for the three months and nine months ended September 30, 2009 and 2008, respectively. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Investment return	$57	$1	$107	$(31)
Separate account balances	46	(171)	(60)	(287)
Net investment gain (loss) related	175	(1)	616	258
Expense	2	7	(6)	11
In-force/Persistency	22	(33)	30	(52)
Policyholder dividends and other	45	(14)	113	(40)

Total	$347	$(211)	$800	$(141)

Prior to late 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period. The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009.

For the Three Months Ended September 30, 2009:

•	Actual gross profits decreased as a result of increased losses from the portfolio associated with the hedging of guaranteed insurance obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $57 million.

•	The increase in equity markets during the quarter increased separate account balances resulting in an increase in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $46 million in DAC and VOBA amortization

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities resulting in an increase of DAC and VOBA amortization of $128 million, excluding the impact from the Company’s own credit and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations which resulted in a decrease in DAC and VOBA amortization of $79 million.

-	A change in valuation of guarantee liabilities, resulting from the adoption of fair value measurements guidance during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. The inclusion of these valuation changes increases the volatility of the related DAC and VOBA amortization, and the net income of the Company. Higher risk margins increased the guarantee liability valuations, decreased actual gross profits and decreased amortization by $21 million. In addition, the narrowing of own credit spreads increased the valuation of guarantee liabilities, decreased actual gross profits and decreased amortization by $197 million.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $6 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other is a decrease of amortization of $13 million due to lower actual gross margins from the closed block in the current period. The remainder of the decrease is due to various immaterial items. Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements provides additional information on the closed block business.

For the Nine Months Ended September 30, 2009:

•	Actual gross profits decreased as a result of increased losses from the portfolio associated with the hedging of guaranteed insurance obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $107 million.

•	The decrease in amortization due to the increase in equity markets during the second and third quarter did not fully offset the increase in amortization from the decrease in the equity markets during the first quarter of 2009. As a result, the impact of the separate account performance resulted in a decrease in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $60 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities resulting in an increase of DAC and VOBA amortization of $758 million, excluding the impact from the Company’s own credit and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations which resulted in a decrease in DAC and VOBA amortization of $477 million.

-	A change in valuation of guarantee liabilities, resulting from the adoption of fair value measurements guidance during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. The inclusion of these valuation changes increases the volatility of the related DAC and VOBA amortization, and the net income of the Company. Lower risk margins decreased the guarantee liability valuations, increased actual gross profits and increased amortization by $11 million. However, the narrowing of MetLife’s own credit spread increased the valuation of guarantee liabilities, decreased actual gross profits and decreased amortization by $499 million.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $409 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other is a decrease of amortization of $41 million due to lower actual gross margins from the closed block in the current period. The remainder of the decrease is due to various immaterial items. Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements provides additional information on the closed block business.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The decrease in unrealized investment losses for the three months and nine months ended September 30, 2009 resulted in a decrease in DAC and VOBA of $1.7 billion and $2.5 billion, respectively. Notes 3 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment gains (losses).

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the September 30, 2009 Interim Condensed Consolidated Financial Statements — Adoption of New Accounting Pronouncements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the September 30, 2009 Interim Condensed Consolidated Financial Statements — Future Adoption of New Accounting Pronouncements.

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

Current Environment.  Precipitated by housing sector weakness and severe market dislocations, the U.S. economy entered its worst post-war recession in late 2007. Most economists believe this recession ended in June 2009. However, the expected recovery is weaker than normal, and the unemployment rate is expected to remain high for some time. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and many remain reliant upon government intervention and liquidity.

As a result of this unprecedented disruption and market dislocation, we have experienced both volatility in the valuation of certain investments and decreased liquidity in certain asset classes. Securities that are less liquid are more difficult to value and have fewer opportunities for disposal. Even some of our very high quality assets have been more illiquid for periods of time as a result of the recent challenging market conditions. These market conditions had also led to an increase in unrealized losses on fixed maturity and equity securities in recent quarters, particularly for residential and commercial mortgage-backed, asset-backed and corporate fixed maturity securities and within the Company’s financial services industry fixed maturity and equity securities holdings. In the third quarter of 2009, unrealized losses on fixed maturity and equity securities decreased from improving market conditions, including narrowing of credit spreads.

Investment Outlook

Although management anticipates that the volatility in the equity, credit and real estate markets will moderate slightly for the remainder of 2009; it could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the current market conditions, liquidity will be reinvested in a prudent manner and invested according to our asset / liability management (“ALM”) discipline in appropriate assets over time. Considering the uncertain conditions of the equity, credit and real estate markets, management plans to continue to maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability.

Composition of Investment Portfolio and Investment Portfolio Results

The following table illustrates the investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as net investment income for the portfolio as a whole:

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Fixed Maturity Securities
Yield (1)	5.89%	6.38%	5.83%	6.46%
Investment income (2)	$3,090	$3,107	$8,926	$9,430
Investment gains (losses)	$(455)	$(918)	$(1,442)	$(1,427)
Ending carrying value (2)	$225,866	$212,912	$225,866	$212,912
Mortgage and Consumer Loans
Yield (1)	5.33%	5.99%	5.34%	6.09%
Investment income (3)	$675	$687	$2,049	$2,037
Investment gains (losses)	$(129)	$26	$(400)	$(36)
Ending carrying value	$50,681	$50,606	$50,681	$50,606
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	(6.09)%	2.84%	(8.05)%	4.86%
Investment income	$(109)	$53	$(443)	$261
Investment gains (losses)	$(70)	$2	$(163)	$4
Ending carrying value	$7,032	$7,555	$7,032	$7,555
Policy Loans
Yield (1)	6.56%	6.09%	6.49%	6.19%
Investment income	$163	$148	$481	$447
Ending carrying value	$10,001	$9,742	$10,001	$9,742
Equity Securities (7)
Yield (1)	4.50%	4.00%	4.83%	5.01%
Investment income	$37	$45	$128	$190
Investment gains (losses)	$(53)	$(181)	$(430)	$(191)
Ending carrying value	$3,117	$3,474	$3,117	$3,474
Other Limited Partnership Interests (7)
Yield (1)	9.75%	(3.91)%	(1.32)%	3.08%
Investment income	$127	$(62)	$(54)	$141
Investment gains (losses)	$(12)	$(16)	$(356)	$(31)
Ending carrying value	$5,255	$6,353	$5,255	$6,353
Cash and Short-Term Investments
Yield (1)	0.45%	1.89%	0.46%	2.49%
Investment income	$20	$78	$80	$259
Investment gains (losses)	$5	$—	$5	$1
Ending carrying value	$22,423	$22,751	$22,423	$22,751
Other Invested Assets (5),(6),(7),(8),(9)
Investment income	$54	$65	$244	$159
Investment gains (losses)	$(1,457)	$1,863	$(4,257)	$1,392
Ending carrying value	$13,916	$9,755	$13,916	$9,755
Total Investments
Gross investment income yield (1)	5.14%	5.63%	4.80%	5.97%
Investment fees and expenses yield	(0.13)	(0.15)	(0.14)	(0.16)

Net Investment Income Yield	5.01%	5.48%	4.66%	5.81%

Gross investment income	$4,057	$4,121	$11,411	$12,924
Investment fees and expenses	(101)	(108)	(322)	(345)

Net Investment Income (10)	$3,956	$4,013	$11,089	$12,579

Ending carrying value	$338,291	$323,148	$338,291	$323,148

Gross investment gains	$299	$1,109	$1,133	$1,797
Gross investment losses	(491)	(464)	(1,572)	(1,345)
Writedowns	(661)	(1,048)	(2,548)	(1,496)

Subtotal	$(853)	$(403)	$(2,987)	$(1,044)
Derivatives not qualifying for hedge accounting (9)	(1,318)	1,179	(4,056)	756

Investment Gains (Losses) (10)	$(2,171)	$776	$(7,043)	$(288)
Investment gains (losses) tax benefit (provision)	751	(293)	2,470	71

Investment Gains (Losses), Net of Income Tax	$(1,420)	$483	$(4,573)	$(217)

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average of quarterly ending assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $1,970 million and $787 million at estimated fair value related to trading securities at September 30, 2009 and 2008, respectively. Fixed maturity securities include $163 million and $310 million of investment income related to trading securities for the three months and nine months ended September 30, 2009, respectively, and ($95) million and ($137) million of investment loss for the three months and nine months ended September 30, 2008, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income (loss) from real estate and real estate joint ventures is $2 million, $6 million, $5 million and $6 million from discontinued operations for the three months and nine months ended September 30, 2009 and 2008, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under derivatives and hedging guidance of ($4) million and $59 million for the three months and nine months ended September 30, 2009, respectively, and ($3) million and ($47) million for the three months and nine months ended September 30, 2008, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $1 million and ($1) million for the three months and nine months ended September 30, 2009, respectively, and $10 million and $35 million for the three months and nine months ended September 30, 2008, respectively, related to settlement payments on derivative instruments used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Other invested assets are principally comprised of free-standing derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the table above.

(7)	Certain prior periods have been reclassified to conform to the current period presentation.

(8)	Derivatives not qualifying for hedge accounting is comprised of amounts for freestanding derivatives of ($732) million and $1,148 million; and embedded derivatives of ($586) million and $31 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, respectively, it is comprised of amounts for freestanding derivatives of ($5,480) million and $785 million; and embedded derivatives of $1,424 million and ($29) million.

(9)	Included in investment gains (losses) from other invested assets are the net results of the hedged embedded derivatives related to certain variable annuities with guarantees of consolidated entities and operating joint ventures reported under the equity method of accounting of ($35) million and $37 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, respectively, such results were ($111) million and $41 million. These amounts are excluded from investment income.

(10)	Net investment income and net investment gains (losses) as presented in this table, are presented consistent with the method of presentation in the Company’s Quarterly Financial Supplement. The net investment income and net investment gains (losses) presented in this table vary from the amounts presented in the Interim Condensed Consolidated Statements of Income due to certain reclassifications made between net investment income and net investment gains (losses) as described in notes 4, 5 and 9 to this table.

See “— Results of Operations — Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008 — Revenues and Expenses — Net Investment Income and Net Investment Gains (Losses)” and “— Results of Operations — Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008 — Revenues and Expenses — Net Investment Income and Net Investment Gains (Losses)” for an analysis of the period over period changes in net investment income and net investment gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly-traded and privately placed fixed maturity securities, and represented 66% and 58% of total cash and invested assets at September 30, 2009 and December 31, 2008, respectively. Based on estimated fair value, public fixed maturity securities represented $189.0 billion, or 84%, and $156.7 billion, or 83%, of total fixed maturity securities at September 30, 2009 and December 31, 2008, respectively. Based on estimated fair value, privately placed fixed maturity securities represented $34.9 billion, or 16%, and $31.6 billion, or 17%, of total fixed maturity securities at September 30, 2009 and December 31, 2008, respectively.

Valuation of Securities.  Management is responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading securities as well as short-term investments is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. Management reviews its valuation methodologies on an ongoing basis and ensures that any changes to valuation methodologies are justified. The Company gains assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity and ongoing confirmation that independent pricing services use, wherever possible, market-based parameters for valuation. Management determines the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company also follows a formal process to challenge any prices received from independent pricing services that are not considered representative of fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Such overrides are classified as Level 3. Despite the credit events prevalent in the current markets, including market dislocation, volatility in valuation of certain investments, and reduced levels of liquidity over the past few quarters, our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non- performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. Our estimates of liquidity and non-performance risks are generally based on available market evidence and on what other market participants would use. In absence of such evidence, management’s best estimate is used. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol and pricing overrides were not material. Even some of our very high quality invested assets have been more illiquid for periods of time as a result of the current market conditions. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, management will review the estimated fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the fair value hierarchy. Security prices which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3.

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

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2 or 3 based on the priority of the inputs to the respective valuation methodologies. While prices for certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities, exchange-traded common stock and certain short-term money market securities have been classified into Level 1 because of high volumes of trading activity and narrow bid/ask spreads, most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities have been classified within Level 2, while most below investment grade or distressed privately placed fixed maturity securities have been classified within Level 3. Where estimated fair values are determined by independent pricing services or by independent non-binding broker quotations that utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data, these instruments have been classified as Level 3. Use of independent non-binding broker quotations generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop these price estimates causing them to be considered Level 3.

Effective April 1, 2009, the Company adopted new accounting guidance that clarified existing guidance regarding (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. The Company’s valuation policies as described above and in “— Summary of Critical Accounting Estimates — Estimated Fair Valuation of Investments” already incorporated the key concepts from this additional guidance, accordingly, this guidance results in no material changes in our valuation policies. At April 1, 2009 and September 30, 2009, we evaluated the markets that our fixed maturity and equity securities trade in and in our judgment, despite the increased illiquidity discussed above, believe none of these fixed maturity and equity securities trading markets should be characterized as distressed and disorderly. We will continue to re-evaluate and monitor such fixed maturity and equity securities trading markets on an ongoing basis.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) for marketable fixed maturity securities. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or better by Moody’s or rated “BBB — ” or better by S&P and Fitch), by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by Nationally Recognized Statistical Rating Organization designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2009			December 31, 2008
		Cost or	Estimated		Cost or	Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation (1)	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$151,633	$153,893	68.7%	$146,796	$137,125	72.9%
2	Baa	48,165	48,612	21.7	45,253	38,761	20.6
3	Ba	10,791	9,860	4.4	10,258	7,796	4.1
4	B	6,858	5,927	2.7	5,915	3,779	2.0
5	Caa and lower	7,531	5,330	2.4	1,192	715	0.4
6	In or near default	296	274	0.1	94	75	—

	Total fixed maturity securities	$225,274	$223,896	100.0%	$209,508	$188,251	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent ratings of the NAIC, that each designation is comprised of at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at September 30, 2009
	1	2	3	4	5	6	Total
NAIC Rating:					Caa and	In or Near	Estimated
Rating Agency Designation (1) :	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$32,008	$29,734	$6,013	$2,879	$765	$243	$71,642
Residential mortgage-backed securities	36,666	929	927	759	4,111	5	43,397
Foreign corporate securities	17,852	15,111	1,583	1,761	259	26	36,592
U.S. Treasury, agency and government guaranteed securities	25,467	—	—	—	—	—	25,467
Commercial mortgage-backed securities	15,143	253	110	17	12	—	15,535
Asset-backed securities	11,657	1,076	243	129	146	—	13,251
Foreign government securities	9,416	699	958	374	—	—	11,447
State and political subdivisions securities	5,668	810	26	8	37	—	6,549
Other fixed maturity securities	16	—	—	—	—	—	16

Total fixed maturity securities	$153,893	$48,612	$9,860	$5,927	$5,330	$274	$223,896

Percentage of total	68.7%	21.7%	4.4%	2.7%	2.4%	0.1%	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2008
	1	2	3	4	5	6	Total
NAIC Rating:					Caa and	In or Near	Estimated
Rating Agency Designation (1) :	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
				(In millions)

U.S. corporate securities	$31,403	$24,438	$4,891	$2,112	$399	$60	$63,303
Residential mortgage-backed securities	34,512	638	695	103	80	—	36,028
Foreign corporate securities	15,936	11,039	1,357	1,184	148	15	29,679
U.S. Treasury, agency and government guaranteed securities	21,310	—	—	—	—	—	21,310
Commercial mortgage-backed securities	12,486	81	59	7	11	—	12,644
Asset-backed securities	9,393	1,037	35	16	42	—	10,523
Foreign government securities	8,030	1,049	713	357	4	—	10,153
State and political subdivisions securities	4,002	479	46	—	30	—	4,557
Other fixed maturity securities	53	—	—	—	1	—	54

Total fixed maturity securities	$137,125	$38,761	$7,796	$3,779	$715	$75	$188,251

Percentage of total	72.9%	20.6%	4.1%	2.0%	0.4%	—%	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2009	December 31, 2008
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$21,391	$12,365
Net unrealized loss	$4,085	$5,094
Non-income producing fixed maturity securities:
Estimated fair value	$274	$75
Net unrealized loss	$22	$19
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,177	$2,005
U.S. corporate securities	1,736	2,007
Asset-backed securities	788	833
Other	89	51

Total fixed maturity securities credit enhanced by financial guarantor insurers	$4,790	$4,896

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	19%	15%

Portion rated A	38%	—%

Portion rated Baa/BBB	—%	68%

Gross Unrealized Gains and Losses.  The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at September 30, 2009 include the noncredit loss component of OTTI loss.

	September 30, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

U.S. corporate securities	$71,375	$3,416	$3,144	$5	$71,642	32.1%
Residential mortgage-backed securities	45,267	1,389	2,849	410	43,397	19.4
Foreign corporate securities	35,991	2,021	1,411	9	36,592	16.3
U.S. Treasury, agency and government guaranteed securities (1)	24,281	1,468	282	—	25,467	11.4
Commercial mortgage-backed securities	16,615	181	1,247	14	15,535	6.9
Asset-backed securities	14,703	198	1,541	109	13,251	5.9
Foreign government securities	10,473	1,107	133	—	11,447	5.1
State and political subdivision securities	6,551	282	284	—	6,549	2.9
Other fixed maturity securities	18	—	2	—	16	—

Total fixed maturity securities (2), (3)	$225,274	$10,062	$10,893	$547	$223,896	100.0%

Common stock	$1,576	$91	$31	$—	$1,636	52.5%
Non-redeemable preferred stock (2)	1,773	75	367	—	1,481	47.5

Total equity securities (4)	$3,349	$166	$398	$—	$3,117	100.0%

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
			(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2), (3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities (4)	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the FDIC pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $560 million and $2 million at estimated fair value with unrealized gains (losses) of $4 million and less than ($1) million at September 30, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature, as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			September 30, 2009	December 31, 2008
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,136	$1,224
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$332	$288
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,719	$2,110
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$59	$46

(3)	At September 30, 2009 and December 31, 2008, the Company held $2,457 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities, commonly referred to as “capital securities”, are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in the U.S. corporate securities sector within fixed maturity securities.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities, and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $1.1 billion at both September 30, 2009 and December 31, 2008.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any significant concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities portfolio.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies, and certain securities guaranteed by the U.S. government. At September 30, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $25.5 billion and $21.3 billion, respectively. As shown in the sector tables above, at both September 30, 2009 and December 31, 2008, the three largest sectors in the Company’s fixed maturity security portfolio were U.S. corporate securities, residential mortgage-backed securities, and foreign corporate securities.

See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Corporate Fixed Maturity Securities” and “— Structured Securities” for a description of concentrations of credit risk related to these asset subsectors.

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are presented as follows:

	September 30, 2009
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$10,449	4.7%	$489	15.7%

Independent pricing source	168,967	75.5	350	11.2
Internal matrix pricing or discounted cash flow techniques	26,478	11.8	977	31.4

Significant other observable inputs (Level 2)	195,445	87.3	1,327	42.6

Independent pricing source	6,366	2.8	871	27.9
Internal matrix pricing or discounted cash flow techniques	9,890	4.4	256	8.2
Independent broker quotations	1,746	0.8	174	5.6

Significant unobservable inputs (Level 3)	18,002	8.0	1,301	41.7

Total estimated fair value	$223,896	100.0%	$3,117	100.0%

	September 30, 2009
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$64,712	$6,930	$71,642
Residential mortgage-backed securities	—	41,187	2,210	43,397
Foreign corporate securities	—	31,236	5,356	36,592
U.S. Treasury, agency and government guaranteed securities	10,134	15,295	38	25,467
Commercial mortgage-backed securities	—	15,228	307	15,535
Asset-backed securities	—	10,789	2,462	13,251
Foreign government securities	315	10,592	540	11,447
State and political subdivision securities	—	6,397	152	6,549
Other fixed maturity securities	—	9	7	16

Total fixed maturity securities	$10,449	$195,445	$18,002	$223,896

Equity securities:
Common stock	$489	$1,025	$122	$1,636
Non-redeemable preferred stock	—	302	1,179	1,481

Total equity securities	$489	$1,327	$1,301	$3,117

The composition of, fair value pricing sources for and significant changes in Level 3 securities are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (88%, as presented above) are concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities and residential mortgage-backed securities.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including newly issued agency-backed residential mortgage-backed securities yet to be priced by independent sources, below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid asset-backed securities including securities supported by sub-prime mortgage loans (included in asset-backed securities).

•	During the three months ended September 30, 2009, Level 3 fixed maturity securities increased by $2.2 billion or 14%, due primarily to favorable estimated fair value changes recognized in other comprehensive income (loss), and purchases in excess of sales and settlements which were partially offset by realized and unrealized losses included in earnings. The transfers out of Level 3 are described in the discussion after the rollforward table below. The favorable estimated fair value changes in fixed maturity securities were concentrated in U.S. and foreign corporate securities and asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) due to current market conditions including narrowing of credit spreads. Net purchases in excess of sales and settlements of fixed maturity securities were concentrated in residential mortgage-backed securities. The realized and unrealized losses included in earnings were primarily due to OTTI credit losses, primarily on perpetual hybrid securities included in foreign corporate securities.

•	During the nine months ended September 30, 2009, Level 3 fixed maturity securities increased by $594 million or 3%, due primarily to favorable estimated fair value changes recognized in other comprehensive income (loss) and to a lesser extent purchases in excess of sales and settlements, partially offset by transfers out and realized and unrealized losses included in earnings. The transfers out of Level 3 are described in the discussion after the rollforward table below. The favorable estimated fair value changes in fixed maturity securities were concentrated in U.S. and foreign corporate securities and asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) due to current market conditions including narrowing of credit spreads, offset slightly by the effect of rising interest rates on such securities. Net purchases in excess of sales and settlements of fixed maturity securities were concentrated in residential mortgage-backed securities. The realized and unrealized losses included in earnings were primarily due to OTTI credit losses, primarily on perpetual hybrid securities included in foreign corporate securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009 is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2009		September 30, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
		(In millions)

Balance, beginning of period	$15,792	$1,185	$17,408	$1,379
Total realized/unrealized gains (losses) included in:
Earnings	(192)	(71)	(889)	(329)
Other comprehensive loss	1,656	266	2,651	405
Purchases, sales, issuances and settlements	685	(79)	413	(154)
Transfer in and/or out of Level 3	61	—	(1,581)	—

Balance, end of period	$18,002	$1,301	$18,002	$1,301

An analysis of transfers in and/or out of Level 3 for the three months and nine months ended September 30, 2009 is as follows:

•	Total gains and losses (in earnings and other comprehensive loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of ($26) million and ($334) million, respectively, and other comprehensive income (loss) of $55 million and $19 million, respectively, were incurred for transfers subsequent to their transfer to Level 3, for the three months and nine months ended September 30, 2009, respectively.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were $61 million and ($1,581) million for the three months and nine months ended September 30, 2009, respectively, and were comprised of transfers in of $607 million and $3,341 million, respectively, and transfers out of ($546) million and ($4,922) million, respectively. There were no net transfers in or out of Level 3 for equity securities for the three months and nine months ended September 30, 2009.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. During the three months and nine months ended September 30, 2009, fixed maturity securities transfers into Level 3 of $607 million and $3,341 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, fixed maturity securities going into default and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine fair value principally for U.S. and foreign corporate securities and foreign government securities. During the three months and nine months ended September 30, 2009, fixed maturity securities transfers out of Level 3 of ($546) million and ($4,922) million, respectively, resulted primarily from increased transparency of both new issuances, that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, primarily for U.S. and foreign corporate securities.

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

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described below. If the Company’s estimate of the present value of the expected future cash flows to be received from the security is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected future cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive loss and is referred to as the noncredit loss. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

With respect to perpetual hybrid securities, some of which are classified as fixed maturity securities and some of which are classified as non-redeemable preferred stock, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with severe unrealized losses, regardless of credit rating, have deferred any dividend payments.

See “— Summary of Critical Accounting Estimates.”

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that were temporarily impaired	$(831)	$(21,246)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(547)	—

Total fixed maturity securities	(1,378)	(21,246)

Equity securities	(232)	(934)
Derivatives	(46)	(2)
Other	79	53

Subtotal	(1,577)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(239)	42
DAC and VOBA on which noncredit OTTI losses have been recognized	48	—
DAC and VOBA	475	3,025

Subtotal	284	3,067
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	172	—
Deferred income tax benefit (expense)	322	6,508

Net unrealized investment gains (losses)	(799)	(12,554)
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(799)	$(12,564)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $547 million includes $126 million related to the transition adjustment, $245 million and $479 million ($225 million and $441 million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2009, respectively, and $63 million and $58 million of subsequent increases in estimated fair market value during the three months and nine months ended September 30, 2009, respectively, on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

The $6.2 billion decrease in the deferred income tax benefit to $322 million at September 30, 2009, was primarily the result of the decrease in net unrealized investment gains (losses), which also is a major contributor to the overall decrease in total deferred income tax assets to $535 million.

The changes in net unrealized investment gains (losses) are as follows:

Nine Months
Ended
September 30, 2009
(In millions)

Balance, end of prior period	$(12,564)
Cumulative effect of change in accounting principle, net of income tax	(76)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(421)
Unrealized investment gains (losses) during the period	21,099
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(281)
DAC and VOBA on which noncredit OTTI losses have been recognized	38
DAC and VOBA	(2,550)
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	132
Deferred income tax benefit (expense)	(6,186)

Net unrealized investment gains (losses)	(809)
Net unrealized investment gains (losses) attributable to noncontrolling interests	10

Balance, end of period	$(799)

Change in net unrealized investment gains (losses)	$11,755
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	10

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$11,765

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$13,065	$1,879	$389	$540	1,030	144
Six months or greater but less than nine months	2,679	1,983	157	640	326	111
Nine months or greater but less than twelve months	3,539	6,288	228	2,116	359	372
Twelve months or greater	45,870	10,158	3,276	4,094	3,066	666

Total	$65,153	$20,308	$4,050	$7,390

Percentage of cost or amortized cost			6%	36%

Equity Securities:
Less than six months	$44	$46	$2	$13	127	31
Six months or greater but less than nine months	32	113	6	45	8	7
Nine months or greater but less than twelve months	229	132	29	43	23	16
Twelve months or greater	393	711	48	212	69	25

Total	$698	$1,002	$85	$313

Percentage of cost			12%	31%

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Percentage of cost or amortized cost			9%	38%

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

Percentage of cost			13%	43%

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At September 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, of $11.8 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	September 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	27%	33%
Residential mortgage-backed securities	27	16
Asset-backed securities	14	13
Foreign corporate securities	12	19
Commercial mortgage-backed securities	11	11
State and political subdivision securities	2	3
Foreign government securities	1	1
Other	6	4

Total	100%	100%

Industry:
Mortgage-backed	38%	27%
Finance	25	24
Asset-backed	14	13
Consumer	5	11
Utility	3	8
Communications	2	5
Industrial	2	4
Foreign government	1	1
Other	10	7

Total	100%	100%

Evaluating Temporarily Impaired Investments

The following table presents the gross unrealized loss of greater than $10 million for the Company’s fixed maturity and equity securities at:

	September 30, 2009		December 31, 2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	260	15	699	33
Total gross unrealized loss	$5,341	$248	$14,485	$699
Percentage of gross unrealized loss	47%	62%	50%	71%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $4.7 billion and $9.6 billion during the three months and nine months ended September 30, 2009, respectively. These securities were included in the regular evaluation of whether such investments are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of an unrealized loss position for equity securities, such as unrealized losses of 20% or more for equity securities, is given greater weight and consideration than an unrealized loss position of 20% or more for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about equity securities available-for-sale with a gross unrealized loss of 20% or more at:

	September 30, 2009
		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$13	$9	69%	$1	11%	$1	100%	100%
More than six months and less than twelve months	88	88	100%	57	65%	51	89%	88%
Twelve months or greater	212	212	100%	212	100%	212	100%	61%

All equity securities with gross unrealized loss of 20% or more	$313	$309	99%	$270	87%	$264	98%	66%

In connection with the equity securities impairment review process at September 30, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with unrealized losses of 20% or more, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale.”

Net Investment Gain (Loss) Including OTTI Losses Recognized in Earnings

Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI. With the adoption of this guidance, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e., has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change in the impairment methodology for equity securities which, when an OTTI loss has occurred, continue to be impaired for the entire difference between the equity security’s cost and its fair value with a corresponding charge to earnings. The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

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

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$11,041	$15,441	$30,392	$42,250	$334	$1,396	$587	$2,026

Gross investment gains	228	279	773	569	41	265	61	412

Gross investment losses	(278)	(449)	(925)	(1,035)	(58)	(167)	(125)	(207)

Total OTTI losses recognized in earnings:
Credit-related	(223)	(593)	(966)	(803)	—	—	—	—
Other(1)	(182)	(155)	(324)	(158)	(36)	(279)	(366)	(396)

Total OTTI losses recognized in earnings	(405)	(748)	(1,290)	(961)	(36)	(279)	(366)	(396)

Net investment gains (losses)	$(455)	$(918)	$(1,442)	$(1,427)	$(53)	$(181)	$(430)	$(191)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $441 million and $1,656 million for the three months and nine months ended

September 30, 2009, respectively, and $1,027 million and $1,357 million for the three months and nine months ended September 30, 2008, respectively. Impairments of fixed maturity securities were $405 million and $1,290 million for the three months and nine months ended September 30, 2009, respectively, and $748 million and $961 million for the three months and nine months ended September 30, 2008, respectively. Impairments of equity securities were $36 million and $366 million for the three months and nine months ended September 30, 2009, respectively, and $279 million and $396 million for the three months and nine months ended September 30, 2008, respectively.

The Company’s credit-related impairments of fixed maturity securities were $223 million and $966 million for the three months and nine months ended September 30, 2009, respectively, and $593 million and $803 million for the three months and nine months ended September 30, 2008, respectively.

The Company’s three largest impairments totaled $183 million and $455 million for the three months and nine months ended September 30, 2009 and $506 million and $521 million for the three months and nine months ended September 30, 2008, respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $2.2 billion and $7.5 billion during the three months and nine months ended September 30, 2009, respectively, and $6.9 billion and $20.0 billion for the three months and nine months ended September 30, 2008, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $336 million and $1,050 million for the three months and nine months ended September 30, 2009 and $616 million and $1,242 million for the three months and nine months ended September 30, 2008, respectively.

Three Months and Nine Months Ended September 30, 2009 — Financial Services Industry including Perpetual Hybrid Securities Impairments.  Of the fixed maturity and equity securities impairments of $441 million and $1,656 million for the three months and nine months ended September 30, 2009, respectively, $275 million and $753 million were concentrated in the Company’s financial services industry holdings including $215 million and $577 million of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock. The financial services industry impairments of $275 million and $753 million for the three months and nine months ended September 30, 2009, respectively, were comprised of $241 million and $429 million, respectively, in impairments on fixed maturity securities and $34 million and $324 million, respectively, in impairments on equity securities, of which $181 million and $283 million and $34 million and $294 million were perpetual hybrid securities included within fixed maturity securities and non-redeemable preferred stock, respectively. The circumstances that gave rise to these financial services industry impairments during the three months and nine months ended September 30, 2009 were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the issuers. In addition, impairments on perpetual hybrid securities during the three months and nine months ended September 30, 2009 were a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Three Months and Nine Months Ended September 30, 2009 — Summary of Fixed Maturity Security Impairments.  Overall OTTI losses recognized in earnings on fixed maturity securities were $405 million and $748 million, and $1,290 million and $961 million for the three months and nine months ended September 30, 2009 and 2008, respectively.

•	Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 — In the third quarter of 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter FDIC receivership or receive significant government capital infusions. The Company incurred fixed maturity securities impairments of $482 million related to security holdings on three such financial institutions in the third quarter of 2008. In addition, the Company incurred fixed maturity security impairments of $155 million in the third quarter of 2008 on securities the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these securities for a period of time sufficient to allow for recovery of the market value decline. Accordingly, fixed maturity security impairments on the Company’s financial services industry holdings, and total impairments across all sectors, were higher in the third quarter of 2008 than the third quarter of 2009, as presented in the table below.

•	Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008 — Conversely, fixed maturity security impairments for the nine months ended September 2009 were higher than for the nine months ended September 2008, due to increased impairments across several industry sectors as presented in the table below, and not as a result of a concentration in the financial services industry sector. Impairments across these several industry sectors increased due to financial restructurings, bankruptcy filings, ratings downgrades, or difficult operating environments of the issuers.

Overall, $223 million and $966 million of the fixed maturity security impairments were considered to be credit-related impairments on fixed maturity securities in the three and nine months ended September 30, 2009.

Fixed maturity security OTTI losses recognized in earnings of $405 million and $1,290 million for the three months and nine months ended September 30, 2009, respectively, and $748 million and $961 million for the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

U.S. and foreign corporate securities:
Finance	$241	$491	$429	$605
Communications	29	32	232	49
Consumer	42	12	206	60
Utility	8	1	84	2
Industrial	7	—	27	—
Other	—	177	26	182

Total U.S. and foreign corporate securities	327	713	1,004	898
Residential mortgage-backed securities	40	—	118	—
Asset-backed securities	17	35	111	63
Commercial mortgage-backed securities	20	—	56	—
Foreign government securities	1	—	1	—

Total	$405	$748	$1,290	$961

Three Months and Nine Months Ended September 30, 2009 — Summary of Equity Security Impairments.  The $36 million and $366 million of equity security impairments in the three months and nine months ended September 30, 2009, respectively, and $279 million and $396 million in the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Sector:
Non-redeemable preferred stock	$34	$270	$314	$308
Common stock (1)	2	9	52	88

Total	$36	$279	$366	$396

Industry:
Financial services industry:
Perpetual hybrid securities (2)	$34	$84	$294	$86
Common and remaining non-redeemable preferred stock	—	191	30	245

Total financial services industry	34	275	324	331
Other	2	4	42	65

Total	$36	$279	$366	$396

(1)	With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e.,12 months or greater) in determining the other-than-temporary impairment charge for such securities.

(2)	Impairment due to a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Future Impairments.  Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and other of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming periods. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2009, for which a portion of the OTTI loss was recognized in other comprehensive loss.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$380	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	—	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	53	205
Additional impairments — credit loss OTTI recognized on securities previously impaired	50	55
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(15)	(22)

Balance, end of period	$468	$468

Corporate Fixed Maturity Securities.  The Company maintains a diversified corporate fixed maturity security portfolio across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of the total investments. The tables below present the major industry types that comprise the corporate fixed maturity securities holdings, the amount of holdings in the single largest issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$36,592	33.8%	$29,679	32.0%
Consumer	16,588	15.3	13,122	14.1
Industrial	16,539	15.3	13,324	14.3
Utility	14,942	13.8	12,434	13.4
Finance	14,188	13.1	14,996	16.1
Communications	6,554	6.1	5,714	6.1
Other	2,831	2.6	3,713	4.0

Total	$108,234	100.0%	$92,982	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other fixed maturity securities foreign investments.

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest holdings in a single issuer	$1,250	0.4%	$1,469	0.5%
Holdings in top ten issuers	$8,009	2.5%	$8,446	2.8%

Structured Securities.  The following table presents the types and portion rated Aaa/AAA of structured securities the Company held at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Residential mortgage-backed securities	$43,397	60.1%	$36,028	60.8%
Commercial mortgage-backed securities	15,535	21.5	12,644	21.4
Asset-backed securities	13,251	18.4	10,523	17.8

Total structured securities	$72,183	100.0%	$59,195	100.0%

Portion rated Aaa /AAA
Residential mortgage-backed securities	$35,341	81.4%	$33,265	92.3%
Commercial mortgage-backed securities	$13,818	88.9%	$11,778	93.2%
Asset-backed securities	$9,638	72.7%	$7,934	75.4%

Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings and portion rated Aaa/AAA at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$24,594	56.7%	$26,025	72.2%
Pass-through securities	18,803	43.3	10,003	27.8

Total residential mortgage-backed securities	$43,397	100.0%	$36,028	100.0%

By risk profile:
Agency	$32,851	75.7%	$24,409	67.8%
Prime	6,711	15.5	8,254	22.9
Alternative residential mortgage loans	3,835	8.8	3,365	9.3

Total residential mortgage-backed securities	$43,397	100.0%	$36,028	100.0%

Portion rated Aaa/AAA	$35,341	81.4%	$33,265	92.3%

Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for fee, remits or passes these payments through to the holders of the pass-through securities.

The majority of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch at September 30, 2009 and December 31, 2008, as presented above. The majority of the agency residential mortgage-backed securities were guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. During 2009, the major rating agencies made significant revisions to their ratings methodologies and loss expectations for non-agency residential mortgage-backed securities, resulting in significant downgrades for both prime and Alt-A residential mortgage-backed securities, contributing to the decrease in the percentage of residential mortgage-backed securities with a Aaa/AAA rating of 81.4% at September 30, 2009 as compared to 92.3% at December 31, 2008 as presented above; and the substantial decrease in the Company’s Alt-A residential mortgage-backed securities holdings rated Aa/AA or better as of September 30, 2009 as compared to December 31, 2008, as presented below. Vintage year refers to the year of origination and not to the year of purchase. Our analysis suggests that Moody’s is applying essentially the same default methodology to all Alt-A securities regardless of the underlying collateral. The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At September 30, 2009 and December 31, 2008, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”). The portion of our Alt-A holdings that are backed by fixed rate collateral or are hybrid ARMs is presented below. Fixed rate mortgages have performed better than both option ARMs and hybrid ARMs. Additionally, 88% and 83% at September 30, 2009 and December 31, 2008, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated bond. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its exposure to residential mortgage-backed securities, the Company continues to expect to receive payments in accordance with the contractual terms of the securities. The estimated fair value of such Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, and portion of holdings that are backed by fixed rate collateral or hybrid ARMs at September 30, 2009 and December 31, 2008, are presented below.

The following table presents the Company’s holdings of Alt-A residential mortgage-backed securities by vintage year and certain other selected data:

	Alt-A Residential Mortgage-Backed Securities
								Estimated	Net	Rated		Hybrid
	2003 &							Fair	Unrealized	Aa/AA or	Fixed	ARM
	Prior	2004	2005	2006	2007	2008	2009	Value	Loss	Better	Rate%	%
							(In millions)

September 30, 2009:
Amount	$53	$49	$1,338	$812	$781	$—	$802	$3,835	$1,570
Percentage	1.4%	1.3%	34.9%	21.2%	20.3%	—%	20.9%	100.0%		26.9%	89.2%	10.8%
December 31, 2008:
Amount	$113	$137	$1,493	$857	$765	$—	$—	$3,365	$1,951
Percentage	3.3%	4.1%	44.4%	25.5%	22.7%	—%	—%	100.0%		63.4%	87.9%	12.1%

Asset-Backed Securities.  The Company’s asset-backed securities are diversified both by sector and by issuer. The estimated fair value by collateral type, amount and portion rated Aaa/AAA by Moody’s, S&P or Fitch of such securities held by the Company, and the portion of the asset-backed securities comprised of residential mortgage-backed securities backed by sub-prime mortgage loans credit enhanced by financial guarantor insurers and the related rating of the financial guarantor insurers at September 30, 2009 and December 31, 2008, are presented below. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.

The following table presents the asset-backed securities by collateral type, portion rated Aaa/AAA and portion credit enhanced held by the Company at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$7,455	56.3%	$5,190	49.3%
Student loans	1,758	13.3	1,085	10.3
Automobile loans	1,035	7.8	1,051	10.0
Residential mortgage-backed securities backed by sub-prime mortgage loans	1,027	7.7	1,142	10.9
Other loans	1,976	14.9	2,055	19.5

Total	$13,251	100.0%	$10,523	100.0%

Portion rated Aaa/AAA	$9,638	72.7%	$7,934	75.4%

Residential mortgage-backed securities backed by sub-prime mortgage loans — portion that is credit enhanced by financial guarantor insurers		37.6%		37.2%
Of the 37.6% and 37.2% credit enhanced, the financial guarantor insurers are rated as follows:
By financial guarantor insurers rated Aa		16.3%		18.8%
By financial guarantor insurers rated A		7.6%		—%
By financial guarantor insurers rated Baa		—%		37.3%

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans in recent quarters. Based upon the analysis of the Company’s sub-prime mortgage loans through its exposure to asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following tables present the Company’s holdings of asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	September 30, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$60	$45	$78	$60	$22	$11	$17	$10	$84	$50	$261	$176
2004	99	57	326	225	42	25	26	14	31	13	524	334
2005	69	47	225	127	39	27	29	22	230	145	592	368
2006	48	41	62	22	—	—	22	5	92	44	224	112
2007	—	—	79	22	—	—	—	—	39	15	118	37
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$276	$190	$770	$456	$103	$63	$94	$51	$476	$267	$1,719	$1,027

Ratings Distribution		18.6%		44.4%		6.1%		5.0%		25.9%		100.0%

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$96	$77	$92	$72	$26	$16	$83	$53	$8	$4	$305	$222
2004	129	70	372	204	5	3	37	28	2	1	545	306
2005	357	227	186	114	20	11	79	46	4	4	646	402
2006	146	106	69	30	15	10	26	7	2	2	258	155
2007	—	—	78	33	35	21	2	2	3	1	118	57
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$728	$480	$797	$453	$101	$61	$227	$136	$19	$12	$1,872	$1,142

Ratings Distribution		42.0%		39.7%		5.3%		11.9%		1.1%		100.0%

At September 30, 2009 and December 31, 2008, the Company had asset-backed securities supported by sub-prime mortgage loans with estimated fair values of $1,027 million and $1,142 million, respectively, and unrealized losses of $692 million and $730 million, respectively, as outlined in the tables above. At September 30, 2009, approximately 63% of this portfolio is rated Aa or better of which 87% was in vintage year 2005 and prior. At December 31, 2008, approximately 82% of this portfolio was rated Aa or better of which 82% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At September 30, 2009 and December 31, 2008, all of the $1,027 million and $1,142 million, respectively, of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $24 million with an estimated fair value of $8 million at September 30, 2009 and an aggregate cost of $20 million with an estimated fair value of $10 million at December 31, 2008, which are not included in the tables above.

Commercial Mortgage-Backed Securities.  There have been disruptions in the commercial mortgage-backed securities market due to market perceptions that default rates will increase in part due to weakness in commercial real estate market fundamentals and due in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors have caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses in recent quarters. Based upon the analysis of the Company’s exposure to commercial mortgage-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

At September 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $15.5 billion and $12.6 billion, respectively, at estimated fair value. The cost or amortized cost and estimated fair value, rating distribution by Moody’s, S&P or Fitch, and holdings by vintage year of such securities held by the Company at September 30, 2009 and December 31, 2008, as presented below. At September 30, 2009 and December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate debt obligations securities were $111 million and $121 million, respectively, at estimated fair value. The weighted average credit enhancement of the Company’s commercial mortgage-backed securities holdings at September 30, 2009 and December 31, 2008 was 27% and 26%, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

The following tables present the Company’s holdings of commercial mortgage-backed securities by credit quality and by vintage year at:

	September 30, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$6,814	$6,893	$409	$377	$187	$156	$55	$40	$36	$19	$7,501	$7,485
2004	2,184	2,192	216	168	124	67	112	63	89	48	2,725	2,538
2005	3,045	2,908	189	129	38	26	9	4	77	37	3,358	3,104
2006	1,423	1,297	77	64	267	209	97	59	78	20	1,942	1,649
2007	701	528	33	29	195	100	125	87	35	15	1,089	759
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$14,167	$13,818	$924	$767	$811	$558	$398	$253	$315	$139	$16,615	$15,535

Ratings Distribution		88.9%		4.9%		3.6%		1.6%		1.0%		100.0%

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$5,428	$4,975	$424	$272	$213	$124	$51	$24	$42	$17	$6,158	$5,412
2004	2,630	2,255	205	100	114	41	47	11	102	50	3,098	2,457
2005	3,403	2,664	187	49	40	13	5	1	18	10	3,653	2,737
2006	1,825	1,348	110	39	25	14	94	36	—	—	2,054	1,437
2007	999	535	43	28	63	28	10	9	—	—	1,115	600
2008	1	1	—	—	—	—	—	—	—	—	1	1
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$14,286	$11,778	$969	$488	$455	$220	$207	$81	$162	$77	$16,079	$12,644

Ratings Distribution		93.2%		3.9%		1.7%		0.6%		0.6%		100.0%

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring beginning in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. The liability for cash collateral that is due back to the counterparties by aging category is presented below.

Elements of the securities lending programs are presented below at:

	September 30, 2009	December 31, 2008
	(In millions)

Securities on loan:
Cost or amortized cost	$19,790	$20,791
Estimated fair value	$20,556	$22,885
Aging of cash collateral liability:
Open (1)	$2,473	$5,118
Less than thirty days	9,091	14,711
Greater than thirty days to sixty days	5,222	3,471
Greater than sixty days to ninety days	1,659	—
Greater than ninety days	2,606	—

Total cash collateral liability	$21,051	$23,300

Security collateral on deposit from counterparties	$40	$279

Reinvestment portfolio — estimated fair value	$20,150	$19,509

(1)	Open terms — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009 has been reduced to $2,389 million from $4,986 million at December 31, 2008. Of the $2,389 million of estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009, $2,222 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to greater than ninety days, are primarily U.S. Treasury, agency, and government guaranteed securities, and very liquid residential mortgage-backed securities. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents, fixed maturity and equity securities and at carrying value for mortgage loans.

	September 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,397	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,887	4,754
Reinsurance arrangements (3)	1,537	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	20,213	20,880
Debt and funding agreements — FHLB of Boston (4)	424	1,284
Funding agreements — Farmer MAC (5)	2,872	2,875
Federal Reserve Bank of New York (6)	2,456	1,577
Collateral financing arrangements — Holding Company (7)	76	316
Derivative transactions (8)	1,563	1,744
Short sale agreements (9)	473	346
Other	—	180

Total assets on deposit, held in trust and pledged as collateral	$36,898	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the FHLB of NY and has pledged fixed maturity securities to the FHLB of Boston. The nature of these Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”). The nature of the Farmer MAC arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

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

Certain information about the Company’s trading securities portfolios is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Trading securities — at estimated fair value	$1,970	$946
Short sale agreement liabilities (included in other liabilities)	$143	$57
Investments pledged to secure short sale agreement liabilities	$473	$346

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Net investment income (1)	$163	$(95)	$310	$(137)
Changes in estimated fair value included in net investment income	$101	$(105)	$242	$(149)

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and subsequent changes in estimated fair value, recognized on the trading securities and the related short sale agreement liabilities.

The trading securities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2009
	Trading Securities		Trading Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$1,551	79%	$129	90%
Significant other observable inputs (Level 2)	360	18	—	—
Significant unobservable inputs (Level 3)	59	3	14	10

Total estimated fair value	$1,970	100%	$143	100%

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$72	$175
Total realized/unrealized gains (losses) included in:
Earnings	7	14
Purchases, sales, issuances and settlements	(20)	(130)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$59	$59

See “— Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 15.0% and 15.9% of the Company’s total cash and invested assets at September 30, 2009 and December 31, 2008, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a non-recurring basis. The following table presents the carrying value of the Company’s mortgage and consumer loans held-for-investment by type and the components of the mortgage loans held-for-sale at:

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$34,810	$68.7%	$35,965	70.1%
Agricultural mortgage loans	12,059	23.8	12,234	23.8
Consumer loans	1,370	2.7	1,153	2.2

Loans held-for-investment	48,239	95.2	49,352	96.1

Mortgage loans held-for-sale:
Residential — fair value option — Level 2	2,384	4.7	1,798	3.5
Residential — fair value option — Level 3	20	—	177	0.3

Total residential — fair value option	2,404	4.7	1,975	3.8

Commercial and residential — lower of amortized cost or estimated fair value	38	0.1	37	0.1

Total mortgage loans held-for-sale	2,442	4.8	2,012	3.9

Total mortgage and consumer loans, net	$50,681	100.0%	$51,364	100.0%

Commercial Mortgage Loans by Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at:

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,806	25.3%	$8,837	24.6%
South Atlantic	7,454	21.4	8,101	22.5
Middle Atlantic	5,639	16.2	5,931	16.5
International	3,590	10.3	3,414	9.5
West South Central	2,906	8.3	3,070	8.5
East North Central	2,545	7.3	2,591	7.2
New England	1,451	4.2	1,529	4.3
Mountain	1,039	3.0	1,052	2.9
West North Central	667	2.0	716	2.0
East South Central	460	1.3	468	1.3
Other	253	0.7	256	0.7

Total	$34,810	100.0%	$35,965	100.0%

Property Type
Office	$14,988	43.1%	$15,307	42.6%
Retail	8,081	23.2	8,038	22.3
Apartments	3,725	10.7	4,113	11.4
Hotel	2,967	8.5	3,078	8.6
Industrial	2,804	8.1	2,901	8.1
Other	2,245	6.4	2,528	7.0

Total	$34,810	100.0%	$35,965	100.0%

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company defines potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. The Company defines delinquent mortgage loans, consistent with industry practice, as loans in which two or more interest or principal payments are past due. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

Commercial Mortgage Loans.  The following table presents the amortized cost and valuation allowance for commercial mortgage loans held-for-investment distributed by loan classification at:

	September 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$35,325	99.9%	$518	1.5%	$36,192	100.0%	$232	0.6%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	24	0.1	24	100.0%	2	—	—	—%
Delinquent or under foreclosure	3	—	—	—%	3	—	—	—%

Total	$35,352	100.0%	$542	1.5%	$36,197	100.0%	$232	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type.

Of the $12,172 million of agricultural mortgage loans outstanding at September 30, 2009, 55% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans held-for-investment distributed by loan classification at:

	September 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$11,907	97.8%	$33	0.3%	$12,054	98.0%	$16	0.1%
Restructured	27	0.2	5	18.5%	1	—	—	—%
Potentially delinquent	105	0.9	39	37.1%	133	1.1	18	13.5%
Delinquent or under foreclosure	133	1.1	36	27.1%	107	0.9	27	25.2%

Total	$12,172	100.0%	$113	0.9%	$12,295	100.0%	$61	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

Consumer Loans.  Consumer loans consist of residential mortgage loans, home equity lines of credit, and automobile loans held-for-investment.

The following table presents the amortized cost and valuation allowances for consumer loans held-for-investment distributed by loan classification at:

	September 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,319	95.2%	$15	1.1%	$1,116	95.8%	$11	1.0%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	29	2.1	—	—%	17	1.5	—	—%
Delinquent or under foreclosure	38	2.7	1	2.6%	31	2.7	—	—%

Total	$1,386	100.0%	$16	1.2%	$1,164	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Loans.  The Company reviews all commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews of the portfolio on a geographic and sector basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial loans, as of September 30, 2009, the average loan-to-value ratio was 67%, as compared to 58% at December 31, 2008, and the average debt service coverage ratio was 2.1x, as compared to 1.8x at December 31, 2008. The values utilized in calculating these ratios are developed in connection with our review of the commercial loan portfolio, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Consumer Loans.  The Company has a conservative consumer loan portfolio, including residential, and does not hold any option ARMs, sub-prime, low teaser rate, or loans with a loan-to-value ratio of 100% or more. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential loans with a loan-to-value ratio of 80% or more was $84 million at September 30, 2009, and the majority of the higher loan-to-value loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only loans was $373 million at September 30, 2009.

Mortgage Loans Valuation Allowances.  Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage and consumer loan markets. As a result, commercial real estate and consumer, including residential, loan market fundamentals, and fundamentals in certain sectors of the agricultural loan market, have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the commercial, agricultural and consumer mortgage loan portfolios, resulting in higher impairments and valuation allowances for the three months and nine months ended September 30, 2009 as compared to the prior periods.

The Company’s valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which the Company expects to incur a loss, accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. The Company records valuation allowances and gains and losses from the sale of loans in net investment gains (losses).

The Company records valuation allowances for loans considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent; or (iii) the loan’s observable market price.

The Company also establishes valuation allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as loans based on similar property types or loans with similar loan-to-value or similar debt service coverage ratio factors. A loss contingency exists when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated.

The determination of the amount of, and additions to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly which can cause the valuation allowances to increase or decrease over time as such evaluations are revised, and such changes in the valuation allowance are also recorded in net investment gains (losses).

The following table presents the changes in valuation allowances for commercial, agricultural and consumer loans held-for-investment for the:

	Nine Months
	Ended
	September 30, 2009
	Commercial	Agricultural	Consumer	Total
	(In millions)

Balance, beginning of period	$232	$61	$11	$304
Additions	330	77	9	416
Deductions	(20)	(25)	(4)	(49)

Balance, end of period	$542	$113	$16	$671

The Company’s valuation allowances for loan specific credit losses were $105 million and $68 million; and for probable incurred but not specifically identified credit losses were $566 million and $236 million, at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the Company held $161 million in impaired mortgage loans of which $123 million was related to mortgage loans held-for-investment and $38 million was related to certain mortgage loans held-for-sale. At December 31, 2008, the Company held $220 million in impaired mortgage loans, of which $188 million was related to mortgage loans held-for-investment and $32 million was related to certain mortgage loans held-for-sale. These impaired mortgage loans are carried at their estimated fair values at the time such impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral. Impairments to estimated fair value of $27 million and $15 million for the three months ended September 30, 2009 and 2008, respectively, and $56 million and $57 million for the nine months ended September 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest income ceases to be accrued for loans on which interest is generally ninety days past due and/or where the collection of interest is not considered probable.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At September 30, 2009 and December 31, 2008, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.0 billion and $7.6 billion, respectively, or 2.1% and 2.4%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of equity method real estate joint ventures is stated at the Company’s equity, while cost method real estate joint ventures are stated at cost net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$4,011	57.0%	$4,011	52.9%
Real estate joint ventures	2,846	40.5	3,522	46.4
Foreclosed real estate	125	1.8	2	—

Real estate held-for-investment	6,982	99.3	7,535	99.3
Real estate held-for-sale	50	0.7	51	0.7

Total real estate holdings	$7,032	100.0%	$7,586	100.0%

The Company’s carrying value of real estate held-for-sale as presented above has been reduced by impairments of $1 million at both September 30, 2009 and December 31, 2008.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Net investment income from wholly-owned real estate was more than offset by losses incurred on real estate joint ventures. Net investment income from real estate joint ventures and funds within the real estate and real estate joint venture caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. For the three months and nine months ended September 30, 2009, net investment income (loss) from real estate and real estate joint ventures was ($25) million and ($184) million, respectively. For the three months and nine months ended September 30, 2008, net investment income (loss) from real estate and real estate joint ventures was $141 million and $519 million, respectively. The negative returns from real estate and real estate joint ventures in both the three months and nine months ended September 30, 2009 and the year over year decrease of net investment income (loss) of $166 million and $703 million for the three month and nine month periods ended September 30, 2009 compared to the respective prior period was primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which has led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. For equity method real estate joint ventures and funds, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the joint ventures’ or funds’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. In addition, due to the lag in reporting of the joint ventures’ and funds’ results to the Company, the volatility in the real estate markets experienced in 2009, may unfavorably impact net investment income in the fourth quarter of 2009, as those results are reported to the Company.

At September 30, 2009, the Company held $96 million in cost basis real estate joint ventures which were impaired based on the underlying real estate joint venture financial statements. These real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such real estate joint ventures are impairments of $22 million and $90 for the three months and nine months ended September 30, 2009, respectively.

Other Limited Partnership Interests

Other limited partnership interests primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas. The carrying value of other limited partnership interests was $5.3 billion and $6.0 billion at September 30, 2009 and December 31, 2008, respectively. Included within other limited partnership interests at September 30, 2009 and December 31, 2008 are $1.0 billion and $1.3 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the partnerships’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. The Company’s investments in other limited partnership interests represented 1.6% and 1.9% of total cash and invested assets at September 30, 2009 and December 31, 2008, respectively.

For the three months and nine months ended September 30, 2009, net investment income (loss) from other limited partnership interests was $128 million and ($53) million, respectively. For the three months and nine months ended September 30, 2008, net investment income (loss) from other limited partnership interests was ($62) million and $141 million, respectively. The negative returns from other limited partnership interests, including hedge funds, in the nine months ended September 30, 2009 and the decrease of net investment income (loss) of $194 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, was primarily due to volatility in the equity and credit markets. Management anticipates that the significant volatility in the equity and credit markets may continue in the fourth quarter of 2009 which could continue to impact net investment income and the related yields on other limited partnership interests. In addition, due to the lag in reporting of the other limited partnership interests results to the Company, the volatility and lack of liquidity in the equity and credit markets incurred in 2009, may unfavorably impact net investment income in the fourth quarter of 2009, as those results are reported to the Company.

At September 30, 2009 and December 31, 2008, the Company held $527 million and $137 million, respectively, of impaired other limited partnership interests which are accounted for using the cost basis. Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $13 million and $17 million for the three months ended September 30, 2009 and 2008, respectively, and $354 million and $33 million for the nine months ended September 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

Other invested assets represent 4.1% and 5.3% of total cash and invested assets at September 30, 2009 and December 31, 2008, respectively. The following table presents the carrying value of the Company’s other invested assets at:

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$7,556	54.3%	$12,306	71.3%
Leveraged leases, net of non-recourse debt	2,308	16.6	2,146	12.4
Joint venture investments	925	6.6	751	4.4
Mortgage servicing rights	720	5.2	191	1.1
Tax credit partnerships	678	4.9	503	2.9
Funds withheld	495	3.6	62	0.4
Funding agreements	406	2.9	394	2.3
Other	828	5.9	895	5.2

Total	$13,916	100.0%	$17,248	100.0%

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

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights, which are included in other invested assets, at and for the nine months ended September 30, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	117
Origination of mortgage servicing rights	427
Reduction due to loan payments	(85)
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	70

Fair value, end of period	$720

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

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, was $6.9 billion and $13.9 billion at September 30, 2009 and December 31, 2008, respectively.

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

The following table presents the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives, held at:

		September 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$36,558	$2,306	$1,227	$34,060	$4,617	$1,468
	Interest rate floors	23,691	638	58	48,517	1,748	—
	Interest rate caps	28,409	249	—	24,643	11	—
	Interest rate futures	7,943	10	4	13,851	44	117
	Interest rate options	300	3	—	2,365	939	35
	Interest rate forwards	13,331	203	62	16,616	49	70
	Synthetic GICs	4,340	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	16,971	1,681	1,506	19,438	1,953	1,866
	Foreign currency forwards	6,566	137	74	5,167	153	129
	Currency options	649	19	—	932	73	—
	Non-derivative hedging instruments (2)	—	—	—	351	—	323
Credit	Swap spreadlocks	—	—	—	2,338	—	99
	Credit default swaps	6,994	119	161	5,219	152	69
	Other	90	4	—	—	—	—
Equity market	Equity futures	7,725	23	18	6,057	1	88
	Equity options	25,769	1,910	933	5,153	2,150	—
	Variance swaps	13,570	254	25	9,222	416	—
	Other	250	—	60	250	—	101

	Total	$193,156	$7,556	$4,128	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position are reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

Hedging.  The following table presents the notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at:

	September 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$5,007	$948	$137	$6,093	$467	$550
Interest rate swaps	4,791	767	97	4,141	1,338	153

Subtotal	9,798	1,715	234	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,953	163	344	3,782	463	381
Interest rate swaps	—	—	—	286	—	6
Interest rate forwards	2,753	138	—	—	—	—
Other	90	4	—	—	—	—

Subtotal	6,796	305	344	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,906	18	42	1,670	32	50
Foreign currency swaps	102	—	14	164	1	—
Non-derivative hedging instruments	—	—	—	351	—	323

Subtotal	2,008	18	56	2,185	33	373

Total Qualifying Hedges	$18,602	$2,038	$634	$16,487	$2,301	$1,463

Not Designated or Not Qualifying as Hedging Instruments.  The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2009			December 31, 2008
Derivatives Not Designated or Not Qualifying	Notional	Fair Value		Notional	Fair Value
as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,767	$1,539	$1,130	$29,633	$3,279	$1,309
Interest rate floors	23,691	638	58	48,517	1,748	—
Interest rate caps	28,409	249	—	24,643	11	—
Interest rate futures	7,943	10	4	13,851	44	117
Interest rate options	300	3	—	2,365	939	35
Interest rate forwards	10,578	65	62	16,616	49	70
Synthetic GICs	4,340	—	—	4,260	—	—
Foreign currency swaps	7,909	570	1,011	9,399	1,022	935
Foreign currency forwards	4,660	119	32	3,497	121	79
Currency options	649	19	—	932	73	—
Swap spreadlocks	—	—	—	2,338	—	99
Credit default swaps	6,994	119	161	5,219	152	69
Equity futures	7,725	23	18	6,057	1	88
Equity options	25,769	1,910	933	5,153	2,150	—
Variance swaps	13,570	254	25	9,222	416	—
Other	250	—	60	250	—	101

Total non-designated or non-qualifying derivatives	$174,554	$5,518	$3,494	$181,952	$10,005	$2,902

The following table presents the effects on the consolidated statement of income of derivatives in cash flow, fair value, or non-qualifying hedge relationships:

			Policyholder
	Net Investment	Net Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses
	(In millions)

For the Three Months Ended September 30, 2009:
Non-qualifying Hedges
Interest rate swaps	$250	$(1)	$—	$88	$—
Interest rate floors	87	—	—	—	—
Interest rate caps	(73)	—	—	—	—
Interest rate futures	108	(2)	—	—	—
Equity futures	(284)	(20)	(194)	—	—
Foreign currency swaps	(237)	—	—	—	—
Foreign currency forwards	16	18	—	—	—
Currency options	—	—	—	—	—
Equity options	(605)	7	—	—	—
Interest rate options	—	—	—	(1)	—
Interest rate forwards	12	—	—	(35)	—
Variance swaps	(46)	(1)	—	—	—
Swap spreadlocks	—	—	—	—	—
Credit default swaps	(100)	(3)	—	—	—
Other	41	—	—	—	—

Subtotal	(831)	(2)	(194)	52	—

Fair Value Hedges (4)
Interest rate swaps	1	—	—	—	—
Foreign currency swaps	8	—	—	—	—

Subtotal	9	—	—	—	—

Cash Flow Hedges
Interest rate swaps	—	(2)	—	—	—
Foreign currency swaps	(107)	(2)	—	—	—
Interest rate forwards	37	—	—	—	—

Subtotal	(70)	(4)	—	—	—

Total	$(892)	$(6)	$(194)	$52	$—

For the Three Months Ended September 30, 2008:
Non-qualifying Hedges	$1,453	$42	$62	$—	$—
Fair Value Hedges	10	—	—	—	—
Cash Flow Hedges	(126)	(2)	—	—	—

Total	$1,337	$40	$62	$—	$—

			Policyholder
	Net Investment	Net Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses
	(In millions)

For the Nine Months Ended September 30, 2009:
Non-qualifying Hedges
Interest rate swaps	$(1,222)	$(4)	$—	$(58)	$—
Interest rate floors	(766)	—	—	—	—
Interest rate caps	—	—	—	—	—
Interest rate futures	(376)	(2)	—	—	—
Equity futures	(633)	(31)	(291)	—	—
Foreign currency swaps	(399)	—	—	—	—
Foreign currency forwards	(68)	(13)	—	—	—
Currency options	(32)	—	—	—	—
Equity options	(1,337)	(55)	—	—	—
Interest rate options	(353)	—	—	1	—
Interest rate forwards	6	—	—	7	—
Variance swaps	(175)	(10)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(219)	(10)	—	—	—
Other	49	—	—	—	—

Subtotal	(5,563)	(125)	(291)	(50)	—

Fair Value Hedges (4)
Interest rate swaps	(4)	—	—	—	—
Foreign currency swaps	18	—	—	—	—

Subtotal	14	—	—	—	—

Cash Flow Hedges
Interest rate swaps	—	(4)	—	—	—
Foreign currency swaps	(140)	(4)	—	—	1
Interest rate forwards	37	—	—	—	—

Subtotal	(103)	(8)	—	—	1

Total	$(5,652)	$(133)	$(291)	$(50)	$1

For the Nine Months Ended September 30, 2008:
Non-qualifying Hedges	$1,170	$81	$121	$—	$—
Fair Value Hedges	5	—	—	—	—
Cash Flow Hedges	(119)	(8)	—	—	1

Total	$1,056	$73	$121	$—	$1

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Net of the gains or losses recognized on the hedged item.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2009
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$49	1%	$81	2%
Significant other observable inputs (Level 2)	5,122	68	3,052	74
Significant unobservable inputs (Level 3)	2,385	31	995	24

Total estimated fair value	$7,556	100%	$4,128	100%

The valuation of Level 3 derivatives involves the use of significant unobservable inputs and generally requires a higher degree of management judgment or estimation than the valuations of Level 1 and Level 2 derivatives. Although Level 3 inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments, the use of different inputs or methodologies could have a material effect on the estimated fair value of Level 3 derivatives and could materially affect net income.

Derivatives categorized as Level 3 at September 30, 2009 include: interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments.

At September 30, 2009 and December 31, 2008, 3.1% and 2.7% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$1,766	$2,547
Total realized/unrealized gains (losses) included in:
Earnings	(539)	(1,498)
Other comprehensive income (loss)	51	(12)
Purchases, sales, issuances and settlements	121	341
Transfer in and/or out of Level 3	(9)	12

Balance, end of period	$1,390	$1,390

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $3,312 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions. At September 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with an estimated fair value of $583 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2009 and December 31, 2008, none of the collateral had been sold or repledged.

At September 30, 2009 and December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $872 million and $776 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At September 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $70 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $621 million and $686 million, respectively, which is included in premiums and other receivables.

Credit Derivatives.  In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2,639 million and $1,875 million at September 30, 2009 and December 31, 2008, respectively. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2009, the Company would have received $38 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2009
	Net Embedded Derivatives Within
	Asset Host		Liability Host
	Contracts		Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(37)	(2)
Significant unobservable inputs (Level 3)	114	100	1,873	102

Total estimated fair value	$114	100%	$1,836	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$(1,108)	$(2,929)
Total realized/unrealized gains (losses) included in:
Earnings	(550)	1,294
Other comprehensive loss	(60)	(35)
Purchases, sales, issuances and settlements	(41)	(89)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$(1,759)	$(1,759)

The valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. For the three months and nine months ended September 30, 2009, the Company recognized net investment losses of $895 million and $1,605 million, respectively, in connection with this adjustment.

Variable Interest Entities

The following table presents the total assets and total liabilities relating to variable interest entities (“VIEs”) for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at September 30, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	September 30, 2009		December 31, 2008
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$3,159	$—	$2,361	$—
Real estate joint ventures (2)	21	15	26	15
Other limited partnership interests (3)	359	87	20	3
Other invested assets (4)	29	2	10	3

Total	$3,568	$104	$2,417	$21

(1)	See “— Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements” for a description of the MRSC collateral financing arrangement. At September 30, 2009 and December 31, 2008, these assets are presented at estimated fair value and consist of the following:

	September 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$1,069	$948
Asset-backed securities	857	409
Residential mortgage-backed securities	658	561
Commercial mortgage-backed securities	345	98
U.S. Treasury, agency and government guaranteed securities	100	—
Foreign corporate securities	100	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of less than $1 million and $60 million, respectively)	4	224

Total	$3,159	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009 and December 31, 2008, the assets consisted of $16 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $4 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At both September 30, 2009 and December 31, 2008, liabilities consisted of $15 million of other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009, the assets consisted of $228 million of other limited partnership interests, $104 million of other invested assets, $12 million of cash and cash equivalents, and $15 million of other assets. At December 31, 2008, the assets of $20 million were included within other limited partnership interests. At September 30, 2009, liabilities of $75 million and $12 million were included in long-term debt and other liabilities, respectively, and at December 31, 2008, liabilities of $3 million were included within other liabilities.

(4)	Other invested assets include tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At September 30, 2009 and December 31, 2008, the assets of $29 million and $10 million, respectively, were included within other invested assets. At September 30, 2009 and December 31, 2008, the liabilities consisted of $1 million and $2 million, respectively, of long-term debt and $1 million and $1 million, respectively, of other liabilities.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$1,212	$1,212	$1,080	$1,080
U.S. corporate securities	1,090	1,090	992	992
Real estate joint ventures	31	31	32	32
Other limited partnership interests	2,350	2,667	3,496	4,004
Other invested assets	388	225	318	108

Total	$5,071	$5,225	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $237 million and $278 million at September 30, 2009 and December 31, 2008, respectively.

As described in Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2009.

Separate Accounts

The Company had $144.4 billion and $120.8 billion held in its separate accounts, for which the Company does not bear investment risk, at September 30, 2009 and December 31, 2008, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. The Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The separate accounts measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2009
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$110,064	76.2%
Significant other observable inputs (Level 2)	32,449	22.5
Significant unobservable inputs (Level 3)	1,921	1.3

Total estimated fair value	$144,434	100.0%

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For a description of the nature of the Company’s future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends payable and policyholder dividend obligations, see the 2008 Annual Report under the caption “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities,” as well as Notes 1 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements also included therein. An analysis of certain policyholder liabilities at September 30, 2009 and December 31, 2008 are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$3,379	$3,346	$14,565	$14,044	$2,816	$2,532
Retirement & savings	40,814	40,320	51,054	60,787	42	58
Non-medical health & other	12,367	11,619	501	501	600	609
Individual:
Traditional life	53,604	52,968	1	1	1,546	1,423
Variable & universal life	1,327	1,129	15,472	15,062	1,472	1,452
Annuities	3,938	3,655	47,450	44,282	98	88
Other	—	2	2,898	2,524	1	1
International	10,682	9,241	7,177	5,654	1,559	1,227
Auto & Home	3,015	3,083	—	—	43	43
Corporate & Other	5,366	5,192	8,425	6,950	372	329

Total	$134,492	$130,555	$147,543	$149,805	$8,549	$7,762

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

Variable Annuity Guarantees

The Company issues certain variable annuity products with guaranteed minimum benefit that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or market value resets. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for under this guidance if a guarantee is paid without requiring (i) the occurrence of specific insurable event or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event or (ii) upon annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is accounted for under a split of the two models.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at September 30, 2009 and December 31, 2008, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future. None of the guaranteed minimum income benefit (“GMIB”) guarantees are eligible for a guaranteed annuitization prior to 2011.

Guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefit, the non life-contingent portion of guaranteed minimum withdrawal benefit (“GMWB”) and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 24 of the Notes to the Consolidated Financial Statements in the 2008 Annual Report.

The table below contains the carrying value for guarantees included in policyholder account balances:

	September 30, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum accumulation benefit	$83	$169
Guaranteed minimum withdrawal benefit	301	750
Guaranteed minimum income benefit	327	1,043
International:
Guaranteed minimum accumulation benefit	200	271
Guaranteed minimum withdrawal benefit	917	901

Total	$1,828	$3,134

Included in net investment gains (losses) for the three months ended September 30, 2009 and 2008 were losses of $505 million and losses of $11 million, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. Included in net investment gains (losses) for the nine months ended September 30, 2009 and 2008 were gains of $1,436 million and losses of $114 million, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit. In connection with this adjustment, gains (losses) of ($895) million and ($1,605) million are included in the gains (losses) of ($505) million and ($1,436) million in net investment gains (losses) for the three months and nine months ended September 30, 2009, respectively, and gains (losses) of $677 million and $952 million are included in the gains (losses) of ($11) million and ($114) million in net investment gains (losses) for the three months and nine months ended September 30, 2008, respectively.

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

The table below contains the carrying value of the derivatives hedging guarantees accounted for as embedded derivatives:

		September 30, 2009			December 31, 2008
Primary Underlying		Notional	Fair Value		Notional	Fair Value
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$8,453	$311	$171	$5,572	$632	$7
	Interest rate futures	5,504	10	4	9,264	36	56
Foreign currency	Foreign currency forwards	2,002	83	—	1,017	49	4
	Currency options	349	19	—	582	68	—
Equity market	Equity futures	6,408	19	17	4,660	1	65
	Equity options	25,389	1,789	933	4,842	1,997	—
	Variance Swaps	13,184	244	25	8,835	396	—

	Total	$61,289	$2,475	$1,150	$34,772	$3,179	$132

Included in net investment gains (losses) for the three months ended September 30, 2009 and 2008 were gains/(losses) of ($630)million and $635 million, respectively, related to the change in estimated fair value of the above derivatives. Included in net investment gains (losses) for the nine months ended September 30, 2009 and 2008 were gains (losses) of ($2,852)million and $819 million, respectively, related to the change in estimated fair value of the above derivatives.

Guarantees, including portions thereof, have liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits, the life-contingent portion of certain GMWB, and the portion of GMIB that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize deferred acquisition costs. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, reserves will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the Company updates the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

The table below contains the carrying value for guarantees included in future policy benefits:

	September 30, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum death benefit	$127	$204
Guaranteed minimum income benefit	500	403
International:
Guaranteed minimum death benefit	24	39

Total	$651	$646

Included in policyholder benefits and claims for the three months ended September 30, 2009 is a charge of $1 million related to the change in liabilities for the above guarantees. Included in policyholder benefits and claims for the nine months ended September 30, 2009 is a charge of $5 million related to the change in liabilities for the above guarantees.

The carrying amount of guarantees accounted for as insurance liabilities can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The Company uses reinsurance in combination with derivative instruments to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. Derivative instruments used are primarily equity and treasury futures.

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the three months and nine months ended September 30, 2009 were gains (losses) of ($7) million and ($75) million, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and losses of ($194) million and ($291) million, respectively, related to freestanding derivatives. Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the three months and nine months ended September 30, 2008 were gains/losses of $0 and $0, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and gains/(losses) of $62 million and $121 million respectively related to freestanding derivatives.

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

MetLife does not expect to make any material changes to its risk management practices in the fourth quarter of 2009.

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

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups. MetLife does not expect to make any material changes to its asset/liability management practices in the fourth quarter of 2009.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at September 30, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at September 30, 2009:

September 30, 2009
(In millions)

Non-trading:
Interest rate risk	$2,833
Foreign currency exchange rate risk	$783
Equity price risk	$245
Trading:
Interest rate risk	$3
Foreign currency exchange rate risk	$72

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$223,896	$(4,139)
Equity securities		3,117	—
Trading securities		1,970	(8)
Mortgage and consumer loans:
Held-for-investment		46,175	(184)
Held-for-sale		2,442	(15)

Mortgage and consumer loans, net		48,617	(199)
Policy loans		11,516	(182)
Real estate joint ventures (1)		123	—
Other limited partnership interests (1)		1,598	—
Short-term investments		6,861	(1)
Other invested assets:
Mortgage servicing rights		720	73
Other		1,274	(8)
Cash and cash equivalents		15,562	—
Accrued investment income		3,236	—
Premiums and other receivables		2,967	(179)
Other assets		791	(11)
Net embedded derivatives within asset host contracts (2)		114	(20)
Mortgage loan commitments	$3,468	(162)	(13)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$932	(54)	—

Total Assets			$(4,687)

Liabilities:
Policyholder account balances		$105,919	$1,465
Short-term debt		2,131	—
Long-term debt		13,785	308
Collateral financing arrangements		2,688	(9)
Junior subordinated debt securities		3,081	127
Payables for collateral under securities loaned and other transactions		24,363	—
Other liabilities:
Trading liabilities		143	5
Other		2,918	—
Net embedded derivatives within liability host contracts (2)		1,836	874

Total Liabilities			$2,770

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Derivative Instruments:
Interest rate swaps	$36,558	$1,079	$(692)
Interest rate floors	$23,691	580	(74)
Interest rate caps	$28,409	249	72
Interest rate futures	$7,943	6	(36)
Interest rate options	$300	3	2
Interest rate forwards	$13,331	141	(75)
Synthetic GICs	$4,340	—	—
Foreign currency swaps	$16,971	175	(35)
Foreign currency forwards	$6,566	63	1
Currency options	$649	19	—
Credit default swaps	$6,994	(42)	1
Equity futures	$7,725	5	—
Equity options	$25,769	977	(54)
Variance swaps	$13,570	229	(12)
Other Credit	$90	4	—
Other Equity	$250	(60)	(17)

Total Derivative Instruments			$(919)

Net Change			$(2,836)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $1,864 million, or 40%, to $2,836 million at September 30, 2009 from $4,699 million at December 31, 2008. The decrease in interest rate risk associated with the use of derivatives decreased by $1,614 million. Additionally, a change in the volume of liabilities with guarantees, a decrease in the net embedded derivatives, a change in long-term and junior subordinated debt due to an improvement in spreads and new issuance of debt, and an increase in the duration of the investment portfolio, decreased risk by $587 million, $658 million, $263 million and $174 million, respectively. This was partially offset by an increase in interest rates across the long end of the swaps and U.S. Treasury curves resulting in an increase in the interest rate risk of $1,071 million. The increase in the asset base of $397 million also increased interest rate risk which contributed to the offset. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
		(In millions)

Assets:
Fixed maturity securities		$223,896	$(1,956)
Trading securities		1,970	(72)
Equity securities		3,117	(6)
Mortgage and consumer loans:
Held-for-investment		46,175	(340)
Held-for-sale		2,442	—

Mortgage and consumer loans, net		48,617	(340)
Policy loans		11,516	(38)
Short-term investments		6,861	(73)
Other invested assets:
Mortgage servicing rights		720	—
Other		1,274	(40)
Accrued investment income		3,236	(9)
Cash and cash equivalents		15,562	(82)

Total Assets			$(2,616)

Liabilities:
Policyholder account balances		$105,919	$1,222
Long-term debt		13,785	96
Net embedded derivatives within liability host contracts (2)		1,836	111

Total Liabilities			$1,429

Derivative Instruments:
Interest rate swaps	$36,558	$1,079	$2
Interest rate floors	$23,691	580	—
Interest rate caps	$28,409	249	—
Interest rate futures	$7,943	6	(2)
Interest rate options	$300	3	—
Interest rate forwards	$13,331	141	—
Synthetic GICs	$4,340	—	—
Foreign currency swaps	$16,971	175	179
Foreign currency forwards	$6,566	63	218
Currency options	$649	19	—
Credit default swaps	$6,994	(42)	—
Equity futures	$7,725	5	(2)
Equity options	$25,769	977	(61)
Variance swaps	$13,570	229	(2)
Other Credit	$90	4	—
Other Equity	$250	(60)	—

Total Derivative Instruments			$332

Net Change			$(855)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $329 million, or 62%, to $855 million at September 30, 2009 from $526 million at December 31, 2008. This increase was due to an increase in fixed maturities of $370 million due to higher net exposures primarily to the Canadian dollar, the British pound and the Euro. In addition, a decrease of the foreign exchange exposure of $93 million associated with liabilities with guarantees and net embedded derivatives also contributed to this increase. Partially offsetting these changes was a decrease in the foreign exposure related to the use of derivatives employed by the Company of $231 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,117	$323
Other invested assets:
Net embedded derivatives within asset host contracts (2)		114	(12)

Total Assets			$311

Liabilities:
Policyholder account balances		$105,919	$—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		1,836	378

Total Liabilities			$378

Derivative Instruments:
Interest rate swaps	$36,558	$1,079	$—
Interest rate floors	$23,691	580	—
Interest rate caps	$28,409	249	—
Interest rate futures	$7,943	6	—
Interest rate options	$300	3	—
Interest rate forwards	$13,331	141	—
Synthetic GICs	$4,340	—	—
Foreign currency swaps	$16,971	175	—
Foreign currency forwards	$6,566	63	—
Currency options	$649	19	—
Credit default swaps	$6,994	(42)	—
Equity futures	$7,725	5	(286)
Equity options	$25,769	977	(682)
Variance swaps	$13,570	229	10
Other Credit	$90	4	—
Other Equity	$250	(60)	24

Total Derivative Instruments			$(934)

Net Change			$(245)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $69 million to $245 million at September 30, 2009 from $176 million at December 31, 2008. This increase is due to an increase of risk of $194 million attributed to the use of derivatives employed by the Company to hedge its equity exposures, partially offset by an increase in equity securities of $105 million. The remainder is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2008 Annual Report; (ii) Part II, Item 1 of MetLife’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009; and (iii) Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of MLIC, the Holding Company, and individual directors. MLIC, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and have contested vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. Defendants’ motion for summary judgment is pending. On November 2, 2009, the court was informed that the parties had reached a proposed settlement in principle. The settlement cannot be finalized until notice of the proposed settlement is provided to class members and the court approves the settlement.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. On March 30, 2009, the court denied MLIC’s and the Holding Company’s motion for summary judgment and plaintiffs’ motion for partial summary judgment. On July 17, 2009, the court entered an order setting the trial to begin on September 8, 2009. On October 2, 2009, after an interlocutory appeal of conflict of interest issues, the court entered an order resetting the trial to begin on November 2, 2009. On November 2, 2009, the parties informed the court that they had reached a proposed settlement in principle. The settlement cannot be finalized until reasonable notice of the proposed settlement is provided to class members and the court determines, after a hearing, that the settlement proposal is fair, reasonable, and adequate.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the nine months ended September 30, 2009 and 2008, MLIC received approximately 2,800 and 3,700 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2009.

Other Litigation

Metropolitan Life Ins. Co. v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MLIC commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit the Company’s customers and recruit the Company’s financial services representatives. On February 12, 2009, a FINRA arbitration panel awarded MLIC $21 million in damages, including punitive damages and attorneys’ fees. In March 2009, Park Avenue Securities filed a motion to vacate the decision. In September 2009, the parties reached a settlement of this action together with related and similar matters brought by MLIC against Park Avenue Securities and The Guardian Life Insurance Company of America.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. This group of tenants claim that the Company and the current owner, Tishman Speyer, improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. Tishman Speyer and the Company appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The lawsuit will now return to the trial court for further proceedings. The Company will continue to vigorously defend against the claims in the lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs asserted legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs sought rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. In August 2009, the Court granted defendants’ motion for summary judgment, dismissing the claims under the Investment Advisers Act.

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At September 30, 2009, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report, and the “Risk Factors” in Part II, Item 1A of the Company’s Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected to the extent that credit availability and prices for financial assets remain at low levels. Furthermore, Congress has considered, and likely will continue to consider, legislative proposals that could impact the value of mortgage loans, such as legislation that would permit bankruptcy courts to reduce the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “Risk Factors— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. In addition, the U.S. federal government (including the FDIC) and private lenders have begun programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgages. As a result, we may need to maintain or increase our engagement in similar activities in order to comply with program requirements and to remain competitive. The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any of the proposed new asset purchase programs could have the effect of supporting some aspects of the financial services industry more than others. See “Risk Factors— Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to further stabilize and revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established by the U.S. federal government and its agencies, and some of their assets may be among those that are eligible for sale under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Furthermore, as a bank holding company, MetLife, Inc. has formally been eligible to participate in the capital infusion program established by the U.S. Treasury under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. Participation in these programs may subject us to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively and deducting certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in other programs established in whole or in part under EESA. In April 2009, MetLife announced that it has elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. In May 2009, MetLife also announced that it had been informed by the Federal Reserve Board that it had completed the U.S. Treasury’s Supervisory Capital Assessment Program (sometimes referred to as the “stress test”) and that, based on the assessment’s economic scenarios and methodology, MetLife has adequate capital to sustain a further deterioration in the economy. Some of our competitors have received funding under one of the federal government’s capital infusion programs, which could adversely affect our competitive position.

As part of its efforts to stabilize and revitalize the financial system and the economy, the Obama Administration has also proposed making changes in capital and liquidity requirements for bank holding companies and banks. The Administration has also proposed establishing special regulatory and insolvency regimes, including even higher capital and liquidity standards, for financial institutions that are deemed to be systemically significant. It has also proposed imposing new conditions on the writing and trading of certain standardized and non-standardized derivatives and has submitted a bill to Congress that would establish a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply might exclude certain insurance business, the new agency would have authority to regulate the services provided by MetLife Bank. Federal pre-emption of state consumer protection laws applicable to banking services may be eliminated, which would increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations. In addition, the creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes listed in this paragraph could require changes to MetLife’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were determined to be systemically significant and were subjected to higher capital and liquidity requirements as a result. It is unclear at present whether systemically significant institutions will be helped or hurt competitively if such additional requirements are imposed.

Proposals by the Administration, Congress, the Federal Reserve Board and the SEC to ensure the integrity of the financial markets and to protect investors by imposing a consistent “fiduciary” standard on both broker-dealers and investment advisers, and to more closely regulate various types of compensation arrangements for employees of financial companies, could, if enacted and implemented, or imposed as part of the bank holding company supervisory process, have a material adverse effect on our ability to distribute our variable insurance products, as well as other securities products.

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Our Profitability and Our Financial Condition

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in several principal ways.

Equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets, and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

In addition, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products.

We also provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting our net income.

A decline in equity markets also may reduce the market value of the assets supporting our pension and postretirement benefit plan obligations, changing the funded status of such plans and adversely affect our results of operations.

Lastly, we invest a portion of our invested assets in leveraged buy-out funds, hedge funds and other private equity funds and the value of such investments may be impacted by downturns or volatility in equity markets.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting an asset-backed security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our risk-based capital levels. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended September 30, 2009 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

July 1 — July 31, 2009	—	$—	—	$1,260,735,127
August 1 — August 31, 2009	—	$—	—	$1,260,735,127
September 1 — September 30, 2009	15,000	$37.35	—	$1,260,735,127

Total	15,000	$37.35	—	$1,260,735,127

(1)	During the period September 1 through September 30, 2009, separate account affiliates of the Company purchased 15,000 shares of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At September 30, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at September 30, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Item 6.	Exhibits

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

Exhibit
No.		Description

4.1		Eighth Supplemental Indenture, dated July 8, 2009, to the Subordinated Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009).
4.2		Form of security certificate representing 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009).
10.1		Separation Agreement, Waiver and General Release between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 3, 2009

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

Exhibit
No.		Description

4.1		Eighth Supplemental Indenture, dated July 8, 2009, to the Subordinated Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009).
4.2		Form of security certificate representing 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009).
10.1		Separation Agreement, Waiver and General Release between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1