Form 10-K
period 2009-12-31
METLIFE INC
filed 2010-02-26
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2009 was approximately $25 billion. At February 22, 2010, 819,117,546 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to part of Item 10 and Item 11 through Item 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2009.

		Page
		Number

Part I
Item 1.	Business	4
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	57
Item 2.	Properties	57
Item 3.	Legal Proceedings	58
Item 4.	Submission of Matters to a Vote of Security Holders	58

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	59
Item 6.	Selected Financial Data	61
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	162
Item 8.	Financial Statements and Supplementary Data	173
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	174
Item 9A.	Controls and Procedures	174
Item 9B.	Other Information	176

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	178
Item 11.	Executive Compensation	178
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	178
Item 13.	Certain Relationships and Related Transactions, and Director Independence	181
Item 14.	Principal Accountant Fees and Services	181

Part IV
Item 15.	Exhibits and Financial Statement Schedules	182

Signatures		183

Exhibit Index		E-1
EX-2.3
EX-4.7
EX-4.8
EX-4.9
EX-4.10
EX-4.11
EX-10.12
EX-10.13
EX-10.14
EX-10.41
EX-10.46
EX-10.54
EX-10.55
EX-10.70
EX-10.83
EX-10.84
EX-12.1
EX-21.1
EX-23.1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) exposure to financial and capital market risk; (v) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (vi) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vii) investment losses and defaults, and changes to investment valuations; (viii) impairments of goodwill and realized losses or market value impairments to illiquid assets; (ix) defaults on the Company’s mortgage loans; (x) the impairment of other financial institutions; (xi) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xii) economic, political, currency and other risks relating to the Company’s international operations; (xiii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xiv) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefits (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xvi) availability and effectiveness of reinsurance or indemnification arrangements; (xvii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xviii) catastrophe losses; (xix) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xx) unanticipated changes in industry trends; (xxi) changes in accounting standards, practices and/or policies; (xxii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xxiii) increased expenses relating to pension and postretirement benefit plans; (xxiv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xxv) adverse results or other consequences from litigation, arbitration or regulatory investigations;

(xxvi) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xxvii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxviii) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxix) the effectiveness of the Company’s programs and practices in avoiding giving its associates incentives to take excessive risks; and (xxx) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC website at www.sec.gov.

Part I

Item 1.	Business

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”).

With a more than 140-year history, we have grown to become a leading, global provider of insurance, employee benefits and financial services with more than 70 million customers and operations throughout the United States and the regions of Latin America, Asia Pacific and Europe, Middle East and India (“EMEI”). Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and in some cases divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.

In December 2009, we began reporting results under our new U.S. Business organization. U.S. Business consists of Insurance Products, Retirement Products, Corporate Benefit Funding (“CBF”) and Auto & Home. The former Institutional Business & Individual Business segments have been reclassified into the following three segments:

•	Insurance Products (group life, individual life and non-medical health insurance products);

•	Retirement Products (individual and institutional annuity products); and

•	Corporate Benefit Funding (pension closeouts, structured settlements and other benefit funding solutions).

The financial reporting format for the Auto & Home segment, which is also part of U.S. Business and consists of our property & casualty insurance products, remains unchanged from prior periods.

Through our U.S. Business organization, we provide a variety of insurance and financial services products — including life, dental, disability and long-term care insurance, guaranteed interest and stable value products, various annuity products, and auto & home insurance — through both proprietary and independent retail distribution channels, as well as at the workplace. This business serves over 60,000 group customers, including over 90 of the top one hundred FORTUNE 500® companies, and provides protection and retirement solutions to millions of individuals.

Our International segment operates in 16 countries within the Latin America, Asia Pacific and EMEI regions. MetLife is the largest life insurer in Mexico and also holds leading market positions in Chile and Japan. We are also investing in organic growth efforts in a number of countries, including India, China and South Korea. International is the fastest-growing of MetLife’s businesses, and we have clearly identified it to be one of the biggest future growth areas.

Within the U.S., we also provide a wide array of savings and mortgage banking products. Through its own organic growth efforts and the completion of two mortgage company acquisitions in 2008, MetLife Bank, National Association (“MetLife Bank”), ranked among the top four reverse mortgage originators and the top 11 mortgage originators for the year ended December 31, 2009, according to Reverse Mortgage Insight and Inside Mortgage Finance, an industry trade group publication. Results of our banking operation are reported in Banking, Corporate & Other.

Revenues derived from any customer did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 22 of the Notes to the Consolidated Financial Statements.

With a $328 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial & agricultural mortgage loans, U.S. Treasury, agency and government guaranteed securities, as well as real estate and corporate equity, we are one of the largest institutional investors in the United States. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.

Our well-recognized brand names, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity.

Over the course of the next several years, we will pursue the following specific objectives to achieve our goals:

•	Build on our widely recognized brand name

•	Capitalize on our large customer base of institutions and individual consumers

•	Expand and leverage our broad, diverse distribution channels

•	Continue to introduce innovative and competitive products

•	Focus on growing our businesses around the globe

•	Capitalize on opportunities to provide retirement income solutions

•	Maintain balanced focus on income and protection products

•	Maintain and enhance capital efficiency

•	Continue to achieve organizational efficiencies through our Operational Excellence initiative

•	Focus on margin improvement and return on equity expansion

•	Further our commitment to a diverse workplace

U.S. Business

Overview

Insurance Products

Our Insurance Products segment offers a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States, and are one of the largest issuers of individual life insurance products in the United States. We are organized into three businesses: Group Life, Individual Life and Non-Medical Health.

Our Group Life insurance products and services include variable life, universal life, and term life products. We offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. These group products and services also include employee paid supplemental life and are offered as standard products or may be tailored to meet specific customer needs.

Our Individual Life insurance products and services include variable life, universal life, term life and whole life products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products. The elimination of transactions from activity between the segments within U.S. Business occurs within Individual Life. The major products in this area are:

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

Universal Life.  Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. We credit premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses. Interest is credited to the policyholder’s account at interest rates we determine, subject to specified minimums. Specific charges are made against the policyholder’s account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Term Life.  Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 30 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.

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

Our Non-Medical Health insurance products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care (“LTC”), critical illness and accidental death & dismemberment coverages. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. The major products in this area are:

Dental.  Dental products provide insurance and ASO plans that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses and providing superior customer service. Dental plans include the Preferred Dentist Program and the Dental Health Maintenance Organization.

Disability.  Disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65. In addition to income replacement, the product may be used to provide for the payment of business overhead expenses for disabled business owners or mortgage payment protection. This is offered on both a group and individual basis.

Long-term Care.  LTC products provide a fixed benefit amount on a daily or monthly basis for individuals who need assistance with activities of daily living or have a cognitive impairment. These products are offered on both a group and individual basis.

Retirement Products

Our Retirement products segment includes a variety of variable and fixed annuities that are primarily sold to individuals and employees of corporations and other institutions. The major products in this area are:

Variable Annuities.  Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

Fixed Annuities.  Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Corporate Benefit Funding

Our Corporate Benefit Funding segment includes an array of annuity and investment products, including, guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company, bank or trust owned life insurance used to finance non-qualified benefit programs for executives. The major products in this area are:

Stable Value Products.  We offer general account guaranteed interest contracts, separate account guaranteed interest contracts, and similar products used to support the stable value option of defined contribution plans. We also offer private floating rate funding agreements that are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pensions Closeouts.  We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans, both domestically and in the United Kingdom. We also offer partial risk transfer solutions that allow for partial transfers of pension liabilities. Annuity products include single premium buyouts and terminal funding contracts.

Torts and Settlements.  We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.

Capital Markets Investment Products.  Products offered include funding agreements (including our Global GIC Programs), Federal Home Loan Bank advances and funding agreement backed commercial paper.

Other Corporate Benefit Funding Products and Services.  We offer specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

Auto & Home

Our Auto & Home segment includes personal lines property and casualty insurance offered directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including independent agents, property and casualty specialists, direct response marketing and the agency distribution group. Auto & Home primarily sells auto insurance, which represented 68% of Auto & Home’s total net earned premiums in 2009. Homeowners and other insurance represented 32% of Auto & Home’s total net earned premiums in 2009. The major products in this area are:

Auto Coverages.  Auto insurance policies provide coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverage such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive.

Homeowners and Other Coverages.  Homeowners’ insurance policies provide protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Other insurance includes personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), and coverage for recreational vehicles and boat owners.

Traditional insurance policies for dwellings represent the majority of Auto & Home’s homeowners’ policies providing protection for loss on a “replacement cost” basis. These policies provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

Sales Distribution

Our U.S. Business markets our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our group life and non-medical health insurance and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property and casualty insurance products are directly marketed to employees at their employer’s worksite. Auto & Home products are also marketed and sold to individuals by independent agents and property and casualty specialists through a direct response channel and the agency distribution group. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Sales Distribution

Our individual distribution targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Insurance Products are sold through our individual sales distribution organization and also through various third-party organizations utilizing two models. In the coverage model, wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Retirement Products are sold through our individual sales distribution organization and also through various third-party organizations such as regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

Individual sales distribution representatives market Auto & Home products to individuals through a variety of means.

The individual sales distribution organization is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

The MetLife distribution channel had 5,762 MetLife agents under contract in 82 agencies at December 31, 2009. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

The New England financial distribution channel included 36 general agencies providing support to 2,232 general agents and a network of independent brokers throughout the United States at December 31, 2009. The New England financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.

MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 621 MetLife agents and independent brokers at December 31, 2009. MetLife Resources targets the nonprofit, educational and healthcare markets.

We market and sell Auto & Home products through independent agents, property and casualty specialists, a direct response channel and the agency distribution group. In recent years, we have increased the number of independent agents appointed to sell these products.

In 2009, Auto & Home’s business was concentrated in the following states, as measured by amount and percentage of total direct earned premiums:

	For the Year Ended December 31, 2009
	(In millions)	Percent

New York	$392	13%
Massachusetts	$281	9%
Illinois	$201	7%
Florida	$169	6%
Connecticut	$150	5%
Texas	$129	4%

Group Sales Distribution

Insurance Products distributes its group life and non-medical health insurance products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. At December 31, 2009, the group life and non-medical health insurance sales channels had 385 marketing representatives.

Retirement Products markets its retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in 12 offices around the country. In addition, the retirement & benefits funding organization works with individual distribution and group life and non-medical health insurance distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Auto & Home is a leading provider of personal lines property and casualty insurance products offered to employees at their employer’s worksite. At December 31, 2009, 2,223 employers offered MetLife Auto & Home products to their employees.

Group marketing representatives market personal lines property and casualty insurance products to employers through a variety of means, including broker referrals and cross-selling to group customers. Once permitted by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the auto and homeowners products can call a toll-free number to request a quote to purchase coverage and to request payroll deduction over the telephone. Auto & Home has also developed a proprietary software that permits an employee in most states to obtain a quote for auto insurance through Auto & Home’s Internet website.

We have entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of group products and services. We also seek to sell our group products and services through sponsoring organizations and affinity groups. For example, we are the provider of LTC products for the National Long-Term Care Coalition, a group of some of the nation’s largest employers. In addition, we also provide life and dental coverage to federal employees.

International

Overview

International provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We focus on emerging markets primarily within the Latin America, Asia Pacific and EMEI regions. We operate in international markets through subsidiaries and joint ventures. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability,” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Latin America Region

We operate in the Latin America region in Mexico, Chile, Brazil, Argentina, and Uruguay. The operations in Mexico and Chile represented 83% of the total premiums and fees in this region for the year ended December 31, 2009. The Mexican operation is the largest life insurance company in both the individual and group businesses in Mexico according to Asociación Mexicana de Instituciones de Seguro, a Mexican industry trade group which provides ranking for insurance companies. The Chilean operation is the second largest annuity company in Chile, based on market share according to Superintendencia Valores y Seguros, the Chilean insurance regulator. The Chilean operation also offers individual life insurance and group insurance products. We also actively market individual life insurance, group insurance products and credit life coverage in Argentina, but the nationalization of the pension system substantially reduced our presence in Argentina. The business environment in Argentina has been, and may continue to be, affected by governmental and legal actions which impact our results of operations.

Asia Pacific Region

We operate in the Asia Pacific region in South Korea, Hong Kong, Taiwan, Australia, Japan, and China. The activities in the region are primarily focused on individual business. The operations in South Korea and Hong Kong represented 63% of the total premiums and fees in this region for the year ended December 31, 2009. The South Korean operation has significant sales of variable universal life and annuity products. The Hong Kong operation has significant sales of variable universal life and endowment products. The Japanese joint venture operation offers fixed and guaranteed variable annuities and variable life products. We have a quota share reinsurance agreement with the joint venture in Japan, whereby we assume 100% of the living and death guarantee benefits associated with the variable annuity business written after April 2005 by the joint venture. The operating results of the joint venture operations in Japan and China are reflected in net investment income and are not consolidated in the financial results.

Europe, Middle East and India Region

We operate in Europe in the United Kingdom, Belgium, Poland and Ireland. The results of our operations in the Middle East and our consolidated joint venture in India are also included in our EMEI region. The operations in the United Kingdom and India represented 72% of the total premiums and fees in this region for the year ended December 31, 2009. The United Kingdom operation underwrites risk in its home market and fourteen other countries across Europe and the Middle East offering credit insurance coverage. The Indian operation has significant sales of unit-linked and traditional life insurance products.

Banking, Corporate & Other

Banking, Corporate & Other contains the excess capital not allocated to the business segments, which is invested to optimize investment spread and to fund company initiatives, various start-up entities, and run-off entities. Banking, Corporate & Other also includes interest expense related to the majority of our outstanding debt and expenses associated with certain legal proceedings. The elimination of transactions from activity between U.S. Business, International, and Banking, Corporate & Other occurs within Banking, Corporate & Other.

Banking, Corporate & Other also includes the financial results of MetLife Bank, which offers a variety of residential mortgage and deposit products. The residential mortgage banking activities include the origination and servicing of mortgage loans. Mortgage loans are held-for-investment or sold primarily into Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”) securities. MetLife Bank also leverages MetLife’s investment platform to source commercial and agriculture loans as investments on its balance sheet. MetLife Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York (“FHLB”) and is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve.

Products offered by MetLife Bank include forward and reverse residential mortgage loans and consumer deposits. Residential mortgage loans are originated through MetLife Bank’s national sales force, mortgage brokers and mortgage correspondents. In addition, MetLife Bank principally seeks deposits from direct customers via the Internet and mail, as well as customers of its affiliates having access to affiliates’ distribution channels and field force, including through voluntary benefits platforms.

The origination of forward and reverse mortgage single family loans include both variable and fixed rate products. MetLife Bank does not originate sub-prime or alternative residential mortgage loans (“Alt-A”) mortgage loans and the funding for the mortgage banking activities is provided by deposits and borrowings.

Deposit products include traditional savings accounts, money market savings accounts, certificates of deposit (“CDs”) and individual retirement accounts. MetLife Bank participates in the Certificate of Deposit Account Registry Service program through which certain customer CDs are exchanged for CDs of similar amounts from participating banks. The deposit products provide a relatively stable source of funding and liquidity and are used to fund securities and loans.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For more details on Policyholder Liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

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

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications for Insurance Products, Retirement Products, Corporate Benefit Funding, and Auto & Home by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. In addition to the products described above, the International segment, also offers credit insurance and in a limited number of countries, major medical products. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

Our remote underwriting offices, intermediaries, as well as our corporate underwriting office are periodically reviewed via continuous on-going internal underwriting audits to maintain high-standards of underwriting and consistency across the Company. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Auto & Home’s underwriting function has six principal aspects: evaluating potential worksite marketing employer accounts and independent agencies; establishing guidelines for the binding of risks; reviewing coverage bound by agents; underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority; pursuing information necessary in certain cases to enable Auto & Home to issue a policy within our guidelines; and ensuring that renewal policies continue to be written at rates commensurate with risk.

Subject to very few exceptions, agents in each of the U.S. Business distribution channels have binding authority for risks which fall within its published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, the Company generally has the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing has traditionally reflected our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by the Company. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer, however, the contract includes certain features that allow the Company to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Rates for group life and non-medical health products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by CBF are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits.

Rates for individual life insurance products are highly regulated and must be approved by the state regulators where the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the individual state regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. The Company periodically reevaluates the costs associated with such options and will periodically adjust pricing levels on its guarantees. Further, the Company from time to time may also reevaluate the type and level of guarantee features currently being offered.

Rates for Auto & Home’s major lines of insurance are based on its proprietary database, rather than relying on rating bureaus. Auto & Home determines prices in part from a number of variables specific to each risk. The pricing of personal lines insurance products takes into account, among other things, the expected frequency and severity of losses, the costs of providing coverage (including the costs of acquiring policyholders and administering policy benefits and other administrative and overhead costs), competitive factors and profit considerations. The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, as well as characteristics of the insureds, such as driving record and loss experience, and the insured’s personal financial management. Auto & Home’s ability to set and change rates is subject to regulatory oversight.

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

Reinsurance Activity

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. However, we remain liable to our policyholders with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. Since we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances are evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.

We reinsure our business through a diversified group of reinsurers. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. Cessions under reinsurance arrangements do not discharge our obligations as the primary insurer.

U.S. Business

Our Insurance Products segment participates in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. For our individual life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. Until 2005, we reinsured up to 90% of the mortality risk for all new individual life insurance policies that we wrote through our various subsidiaries. During 2005, we changed our retention practices for certain individual life insurance policies. Under the new retention guidelines, we reinsure up to 90% of the mortality risk in excess of $1 million. Retention limits remain unchanged for other new individual life insurance policies. Policies reinsured in years prior to 2005 remain reinsured under the original reinsurance agreements. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

For other policies within the Insurance Products segment, we generally retain most of the risk and only cede particular risks on certain client arrangements.

Our Retirement Products segment reinsures a portion of the living and death benefit guarantees issued in connection with our variable annuities. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We enter into similar agreements for new or in-force business depending on market conditions.

Our Corporate Benefit Funding segment has periodically engaged in reinsurance activities, as considered appropriate.

Our Auto & Home segment purchases reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. We cede to reinsurers a portion of losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property and casualty losses, we utilize property catastrophe, casualty and property per risk excess of loss agreements.

International

Our International segment has periodically engaged in reinsurance activities, as considered appropriate.

Banking, Corporate & Other

We also reinsure through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), a subsidiary of the Company.

Catastrophe Coverage

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums and other receivables in the consolidated balance sheets, see Note 9 of the Notes to the Consolidated Financial Statements.

Regulation

Insurance Regulation

Metropolitan Life Insurance Company is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, Canada, the U.S. Virgin Islands and

Northern Mariana Islands. Each of MetLife’s insurance subsidiaries is licensed and regulated in each U.S. and international jurisdiction where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. New York Insurance Law limits the amount of compensation that insurers doing business in New York may pay to their agents, as well as the amount of total expenses, including sales commissions and marketing expenses, that such insurers may incur in connection with the sale of life insurance policies and annuity contracts throughout the United States.

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

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation contemplates that accredited states will conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. In 2009, the New York State Department of Insurance (the “Department”), MLIC’s principal insurance regulator, received accreditation from the NAIC. Previously, the Department was not accredited by the NAIC, but the absence of this accreditation did not have a significant impact upon our ability to conduct our insurance businesses.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Holding Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries.” The New York Insurance Law and the regulations thereunder also restrict the aggregate amount of investments MLIC may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

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

In the past five years, the aggregate assessments levied against MetLife have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2009, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states and Financial Industry Regulatory Authority (“FINRA”) have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Securities, Inc., New England Mutual Life Insurance Company, New England Life Insurance Company, New England Securities Corporation, General American Life Insurance Company, Walnut Street Securities, Inc., MICC and Tower Square Securities, Inc. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. We may continue to resolve investigations in a similar manner. See Note 16 of the Notes to the Consolidated Financial Statements.

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

Risk-Based Capital (“RBC”).  Each of the Company’s U.S. insurance subsidiaries is subject to RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. The Department has adopted the Manual with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of the Company’s insurance subsidiaries.

Regulation of Investments.  Each of the Company’s U.S. insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of the Company’s insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2009.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a proposed comprehensive reform of financial services regulation, Congress is considering the creation of an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators. See “Risk Factors — Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Legislative Developments.  As part of their proposed financial services regulatory reform legislation, the Obama Administration and Congress have made various proposals that would change the capital and liquidity requirements, credit exposure concentrations and similar prudential matters for bank holding companies, banks and other financial firms. For example:

•	Bank regulatory agencies have issued proposed interagency guidance for funding and liquidity risk management that would apply to MetLife as a bank holding company.

•	The proposals under consideration in Congress also include special regulatory and insolvency regimes, including even higher capital and liquidity standards, for financial institutions that are deemed to be systemically significant. These insolvency regimes could vary from the resolution regimes currently applicable to some subsidiaries of such companies and could include assessments on financial companies to provide for a systemic resolution fund.

•	The Obama Administration, members of Congress and Federal banking regulators have suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises.

•	The proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives.

Congress is also considering establishing a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply might exclude certain insurance business, the new agency would have authority to regulate consumer services provided by MetLife Bank. The proposed legislation may also eliminate or significantly restrict federal pre-emption of state consumer protection laws applicable to banking services, which would increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions. See “Risk Factors — Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses.  Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures included:

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

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury injected capital into selected financial institutions and their holding companies. EESA also authorizes the U.S. Treasury to purchase mortgage-backed and other securities from financial institutions as part of the overall $700 billion available for the purpose of stabilizing the financial markets. The Federal government, the Federal Reserve Bank of New York, FDIC and other governmental and regulatory bodies also took other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility (the “CPFF”), and the FDIC established the Temporary Liquidity Guarantee Program (the “FDIC Program”). In March 2009, MetLife, Inc. issued $397 million of senior notes guaranteed by the FDIC under the FDIC Program. The FDIC Program and the CPFF expired in late 2009 and early 2010, respectively. During the period of its existence, the Company made limited use of the CPFF, and no amounts were outstanding under the CPFF at December 31, 2009. In October 2009, the FDIC established a limited six-month emergency guarantee facility upon expiration of the FDIC Program. Participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period beginning October 31, 2009 through April 30, 2010.

In February 2009, the Treasury Department outlined a financial stability plan with additional measures to provide capital relief to institutions holding troubled assets, including a capital assistance program for banks that have undergone a “stress test” (the “Capital Assistance Program”) and a public-private investment fund to purchase troubled assets from financial institutions. MetLife was eligible to participate in the U.S. Treasury’s Capital Purchase Program, a voluntary capital infusion program established under EESA, but elected not to participate in that program. MetLife took part in the “stress test” and was advised by the Federal Reserve in May 2009 that, based on the stress test’s economic scenarios and methodology, MetLife had adequate capital to sustain a further deterioration in the economy. The choices made by the U.S. Treasury in its distribution of amounts available under the EESA, the Capital Assistance Program and other programs could have the effect of supporting some aspects of the financial services industry more than others or providing advantages to some of our competitors. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

In addition to the various measures to foster liquidity and recapitalize the banking sector, the Federal government also passed the American Recovery and Reinvestment Act in February 2009 that provided for nearly $790 billion in additional federal spending, tax cuts and federal aid intended to spur economic activity.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury or the public-private investment partnership proposed by the U.S. Treasury offers to purchase, either directly or through auction. MetLife, Inc. and its affiliates may also be able to purchase assets under some of these programs, including the public-private investment program and the Term Asset-Backed Securities Loan Facility, which provides funding for the purchase of specified types of asset-backed securities.

MetLife Bank has the capacity to borrow from the Federal Reserve Bank of New York’s Discount Window and from the Federal Reserve Bank of New York under the Term Auction Facility. At December 31, 2009, there were no outstanding borrowings under the Term Auction Facility.

State Insurance Regulatory Responses.  In January 2009, the NAIC considered, but declined, a number of reserve and capital relief proposals made by the American Council of Life Insurers (the “ACLI”), acting on behalf of its member companies. However, notwithstanding that NAIC action, insurance companies had the right to approach the insurance regulator in their respective state of domicile and request relief. Several MetLife insurance entities requested and were granted relief, resulting in a beneficial impact on reserves and capital. During the latter part of 2009, the NAIC adopted a number of reserve and capital relief proposals made by the ACLI, acting on behalf of its member companies. These changes superseded the actions described above and have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2009, for life insurance companies. We cannot quantify or project the impact on the competitive landscape of the reserve and capital relief granted or any subsequent regulatory relief that may be granted.

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged PIMCO, a well-known investment management firm, to analyze approximately 20,000 residential mortgage-backed securities held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by our insurance companies was significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the risk-based capital charges assigned to the evaluated securities, with a beneficial impact on the risk-based capital to our insurance subsidiaries.

In late 2009, the NAIC approved an adjustment, for year-end 2009 only, to the mortgage experience adjustment factor (the “MEAF”), which is utilized in calculating the RBC charges that are assigned to commercial and agricultural mortgages held by our domestic insurers. The MEAF calculation includes the ratio of an insurer’s commercial and agricultural mortgage default experience to the industry average commercial and agricultural mortgage default experience and, prior to the adjustment, had a cap of 350% and a floor of 50% of an industry-wide base factor. As a result of the adjustment, the minimum adjustment factor was raised from 50% to 75% and the maximum adjustment factor was lowered from 350% to 125%, based on an insurer’s actual experience. As a result of our experience and the increase in the floor, the corresponding RBC charges of certain of our domestic insurers, including MLIC, increased. It is our understanding that the Capital Adequacy Task Force of the NAIC will monitor market conditions and progress on proposals that may result in modifying or extending the proposal beyond 2009. There can be no assurance that the short-term adjustment will continue beyond 2009.

In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of our insurance subsidiaries, thereby positively impacting RBC at December 31, 2009. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.

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

Broker-Dealer and Securities Regulation

Some of the Company’s subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of, and subject to, regulation by the FINRA. Further, some of the Company’s subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by the Company’s subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

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

Environmental Considerations

As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

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

Banking Regulation

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC, the Federal Reserve and the FDIC. Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things, chartering to carry on business as a bank; maintaining minimum capital ratios; capital management in relation to the bank’s assets; safety and soundness standards; loan loss and other statutory reserves; liquidity; financial reporting and disclosure standards; counterparty credit concentration; restrictions on related party and affiliate transactions; lending limits; payment of interest; unfair or deceptive acts or practices; privacy; and bank holding company and bank change of control. The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank.

Financial Holding Company Regulation

Regulatory Agencies.  In connection with its acquisition of a federally-chartered commercial bank, MetLife, Inc. became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve Bank of New York. In addition, MetLife Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Bank of New York and the FDIC.

Financial Holding Company Activities.  As a financial holding company, MetLife, Inc.’s activities and investments are restricted by the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), to those that are “financial” in nature or “incidental” or “complementary” to such financial activities. Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the Federal Reserve Board has determined to be closely related to banking. In addition, under the insurance company investment portfolio provision of the GLB Act, financial holding companies are authorized to make investments in other financial and non-financial companies, through their insurance subsidiaries, that are in the ordinary course of business and in accordance with state insurance law, provided the financial holding company does not routinely manage or operate such companies except as may be necessary to obtain a reasonable return on investment.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  MetLife, Inc. and MetLife Bank are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2009, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Consumer Protection Laws.  Numerous other federal and state laws also affect the Holding Company’s and MetLife Bank’s earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution’s privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation. As part of its consideration of comprehensive reform of financial services regulation, Congress is considering establishing a Consumer Financial Protection Agency, a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply might exclude certain insurance business, the new agency would have authority to regulate consumer services provided by MetLife Bank. The proposed legislation may also eliminate or significantly restrict federal pre-emption of state consumer protection laws applicable to banking services, which would increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Change of Control.  Because MetLife, Inc. is a financial holding company and bank holding company under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the Federal Reserve Board. A change of control is conclusively presumed upon acquisition of 25% or more of any class of voting securities and rebuttably presumed upon acquisition of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

Competition

We believe that competition faced by our business segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Many of our insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

We believe that the turbulence in financial markets that began in the latter half of 2008, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment. In particular, the Company distributes many of its individual products through other financial institutions such as banks and broker-dealers. These distribution partners are currently placing greater emphasis on the financial strength of the company whose products they sell. In addition, the financial market turbulence has highlighted the extent of the risk associated with certain variable annuity products and has led many companies in our industry to re-examine the pricing and features of the products they offer. The effects of current market conditions may also lead to consolidation in the life insurance industry. Although we cannot predict the ultimate impact of these conditions, we believe that the strongest companies will enjoy a competitive advantage as a result of the current circumstances.

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurance companies for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— U.S. Business — Sales Distribution.” We continue to undertake several initiatives to grow our career agency force, while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— Regulation,” “Risk Factors — Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability.”

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders. Credit ratings represent the opinions of rating agencies regarding an issuer’s ability to repay its indebtedness.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform its analysis to fully determine the rating implications of the event. See “Risk Factors — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”

Rating Actions

Throughout 2009, A.M. Best, Fitch, Moody’s, and S&P maintained its outlook for the U.S. life insurance sector as negative. We believe the rating agencies have heightened the level of scrutiny that they apply to such institutions, increased the frequency and scope of their credit reviews, and have requested additional information from the companies that they rate. In December 2009 and February 2010, Moody’s and Fitch, respectively, downgraded by one notch the insurer financial strength and credit ratings assigned to MetLife, Inc. and its subsidiaries and each raised the rating outlook from “negative” to “stable.” In February 2010, S&P and A.M. Best each placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and

“Under Review with negative implications,” respectively, based on our disclosure of a potential acquisition. Our insurer financial strength ratings and credit ratings at the date of this filing are listed in the tables below:

Insurer Financial Strength Ratings

	A.M. Best (1)*	Fitch (2)	Moody’s (3)	S&P (4)**

First MetLife Investors Insurance Company	A+	N/R	N/R	AA−
General American Life Insurance Company	A+	AA−	Aa3	AA−
MetLife Insurance Company of Connecticut	A+	AA−	Aa3	AA−
MetLife Investors Insurance Company	A+	AA−	Aa3	AA−
MetLife Investors USA Insurance Company	A+	AA−	Aa3	AA−
Metropolitan Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Direct Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan General Insurance Company	A	N/R	N/R	N/R
Metropolitan Group Property & Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Life Insurance Company	A+	AA−	Aa3	AA−
Metropolitan Lloyds Insurance Company of Texas	A	N/R	N/R	N/R
Metropolitan Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Tower Life Insurance Company	A+	N/R	Aa3	N/R
New England Life Insurance Company	A+	AA−	Aa3	AA−

Credit Ratings

	A.M. Best (1)*	Fitch (2)	Moody’s (3)	S&P (4)**

General American Life Insurance Company (Surplus Notes)	a	N/R	A2	A
MetLife Capital Trust IV & X (Trust Securities)	bbb	BBB	Baa2	BBB
MetLife Funding, Inc. (Commercial Paper)	AMB-1+	F1+	P-1	A-1+
MetLife Short Term Funding LLC (Commercial Paper)	N/R	N/R	P-1	A-1+
MetLife, Inc. (Commercial Paper)	AMB-1	F1	P-2	A-2
MetLife, Inc. (Senior Unsecured Debt)	a−	A−	A3	A−
MetLife, Inc. (Subordinated Debt)	bbb+	N/R	Baa1	NR
MetLife, Inc. (Junior Subordinated Debt)	bbb	BBB	Baa2	BBB
MetLife, Inc. (Preferred Stock)	bbb	NR	Baa2	BBB
MetLife, Inc. (Non−Cumulative Preferred Stock)	bbb	BBB	Baa2	BBB−
Metropolitan Life Insurance Company (Surplus Notes)	a	A	A2	A
Metropolitan Life Global Funding I (Senior Secured Debt)	aa−	NR	Aa3	AA−
MetLife Institutional Funding I, LLC (Senior Secured Debt)	aa−	NR	Aa3	AA−

*	Under Review with negative implications

**	CreditWatch negative outlook

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” Ratings of “A+” and “A” are in the “superior” and “excellent” categories, respectively.

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

(3)	Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category. Moody’s long-term credit ratings range from “Aaa (highest quality)” to “C (typically in default).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of “A” and “Baa” are in the “upper-medium grade” and “medium-grade” categories, respectively.

Moody’s short-term credit ratings range from “P-1 (superior)” to “NP (not prime).”

(4)	S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

S&P long-term credit ratings range from “AAA (extremely strong)” to “D (payment default).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “A” is in the “strong” category. A rating of “BBB” has adequate protection parameters and is considered investment grade.

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

A ratings downgrade (or the potential for such a downgrade) of MLIC or any of the Holding Company’s other insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more complete description of the impact of a ratings downgrade.

Employees

At December 31, 2009, we had approximately 54,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc. and MLIC:

C. Robert Henrikson, age 62, has been Chairman, President and Chief Executive Officer of MetLife, Inc. and MLIC since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife, Inc. and MLIC from March 1, 2006, President and Chief Operating Officer of MetLife, Inc. from June 2004, and President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and MLIC from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of MLIC from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of MLIC from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife, Inc. and MLIC.

Gwenn L. Carr, age 64, has been Executive Vice President and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc. and MLIC since August 2009. Previously, she was Senior Vice President and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc. and MLIC from June 2009, Senior Vice President, Secretary and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc, and MLIC from 2007, Senior Vice President and Secretary of MetLife, Inc. and MLIC from October 2004, and Vice President and Secretary of MetLife, Inc. and MLIC from August 1999. Ms. Carr was Vice President and Secretary of ITT Corporation from 1990 to 1999.

Steven A. Kandarian, age 57, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and MLIC since April 2005. Previously, he was the executive director of the Pension Benefit Guaranty Corporation from 2001 to 2004. Before joining the Pension Benefit Guaranty Corporation, Mr. Kandarian was founder and managing partner of Orion Capital Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years. He is a director of MetLife Bank.

James L. Lipscomb, age 63, has been Executive Vice President and General Counsel of MetLife, Inc. and MLIC since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of MLIC, from March 2000 to July 2001, prior to which he served in various senior management positions with MLIC for more than five years.

Maria R. Morris, age 47, has been Executive Vice President, Technology and Operations, of MetLife, Inc. and MLIC since January 2008. Previously, she was Executive Vice President of MLIC from December 2005 to January 2008, Senior Vice President of MLIC from July 2003 to December 2005, and Vice President of MLIC from March 1997 to July 2003. Ms. Morris is a director of MetLife Insurance Company of Connecticut.

William J. Mullaney, age 50, has been President, U.S. Business of MetLife, Inc. and MLIC since August 2009. Previously, he was President, Institutional Business, of MetLife, Inc. and MLIC from January 2007 to July 2009, President of Metropolitan Property and Casualty Insurance Company from January 2005 to January 2007, Senior Vice President of Metropolitan Property and Casualty Insurance Company from July 2002 to December 2004, Senior Vice President, Institutional Business, of MLIC from August 2001 to July 2002, and a Vice President of MLIC for more than five years. He is a director of MetLife Bank.

William J. Toppeta, age 61, has been President, International, of MetLife, Inc. and MLIC since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of MLIC from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of MLIC from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995.

William J. Wheeler, age 48, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and MLIC since December 2003, prior to which he was a Senior Vice President of MLIC from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years. Mr. Wheeler is a director of MetLife Bank.

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive license to use the Peanuts® characters in the area of financial services and healthcare benefit services in the United States and internationally under an advertising and premium agreement with United Feature Syndicate until December 31, 2014. Furthermore, we also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008 and into 2009. Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States contributed to increased volatility and diminished expectations for the economy and the markets in the near term. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a recession. Most economists believe this recession ended in the third quarter of 2009, when positive growth returned, and now expect positive growth will continue in 2010. However, the expected recovery is weaker than normal, and the unemployment rate is expected to remain high for some time. In addition, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunity for disposal. Domestic and international equity markets have also experienced heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and continued market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred acquisition costs to accelerate and could increase the level of liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has also raised the possibility of legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “— Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability”.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Such volatility and disruption could cause liquidity and credit capacity for certain issuers to be limited.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as repurchase agreements and commercial paper. Sources of capital in normal markets include long-term instruments, medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities.

In the event market or other conditions have an adverse impact on our capital and liquidity beyond expectations and our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of securities than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Bank of New York, the FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, which expired in early 2010. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Some of the programs established by governmental and regulatory bodies have recently been discontinued or will be in the near term. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

Although such actions appear to have provided some stability to the financial markets, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late 2008 and early 2009 or do not continue to improve. Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime RMBS holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “ — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period.” In addition, the U.S. federal government (including the FDIC) and private lenders have begun programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgage loans. As a result, we may need to maintain or increase our engagement in similar activities in order to comply with program requirements and to remain competitive. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

President Obama has proposed a “Financial Crisis Responsibility Fee” which would be imposed on financial firms with more than $50 billion in consolidated assets. The fee is intended to recover the cost of the Troubled Assets Relief Program established under EESA, which the Obama Administration currently estimates will be $117 billion. The fee would be imposed annually on covered financial firms for at least ten years and possibly longer. As a bank holding company with more than $50 billion of consolidated assets, MetLife appears to be subject to the proposed fee. Full details of the proposed fee, the companies subject to it, and the manner in which it would be assessed have not yet been released, so we cannot estimate its financial impact on us. However, it is possible that the proposed fee could have a material adverse impact on our results of operations.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any of the proposed new asset purchase programs could have the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, funding under one or more of the federal government’s capital infusion programs. This could adversely affect our competitive position. See “ — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

See also “— Proposals to Regulate Compensation, if Implemented, Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “— Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

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

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. Others have enacted laws or proposed disclosure regulations which, under differing circumstances, require disclosure of specific compensation earned by a producer on the sale of an insurance or annuity product. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a proposed comprehensive reform of financial services regulation, Congress is considering the creation of an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators.

Other aspects of financial services regulatory reform proposals that have been considered could affect our business. For example:

•	The Obama Administration and Congress have made various proposals that would change the capital and liquidity requirements, credit exposure concentrations and similar prudential matters for bank holding companies, banks and other financial firms.

•	Bank regulatory agencies have issued proposed interagency guidance for funding and liquidity risk management that would apply to MetLife as a bank holding company.

•	The proposals under consideration in Congress also include special regulatory and insolvency regimes, including even higher capital, prudential and liquidity standards for financial institutions that are deemed to be systemically significant. These insolvency regimes could vary from the resolution regimes currently applicable to some subsidiaries of such companies and could include assessments on financial companies to provide for a systemic resolution fund.

•	The Obama Administration, members of Congress and Federal banking regulators have suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position.”

•	The proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives.

The creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to MetLife’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased taxes, or if it were determined to be systemically significant and were subjected to higher capital and liquidity requirements and generally stricter prudential supervisory standards as a result. It is unclear at present whether systemically significant institutions will be helped or hurt competitively if such additional requirements are imposed. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC, the Federal Reserve and the FDIC.

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits;

•	payment of interest;

•	unfair or deceptive acts or practices;

•	privacy; and

•	bank holding company and bank change of control.

Furthermore, Congress is considering establishing a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply might exclude certain insurance business, the new agency would have authority to regulate consumer services provided by MetLife Bank. Federal pre-emption of state consumer protection laws applicable to banking services may be eliminated or significantly restricted in any financial services regulatory reform legislation that Congress may pass, which would increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate.

Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank and, thus, could have a material adverse effect on the financial condition and results of operations of MetLife Bank.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our fixed income investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our fixed income investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our fixed income investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the fixed-income investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions. See also “— Guarantees Within Certain of Our Variable Annuity Guarantee Benefits that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Guaranteed Benefits.”

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets, and may cause some of our existing customers to withdraw cash values or reduce investments in those products. In addition, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investments we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. The Company uses derivatives to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

We also provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting our net income. The Company uses derivatives to mitigate the impact of volatile or declining equity market conditions. A decline in equity markets also may reduce the estimated fair value of the investments supporting our pension and post retirement benefit plan obligations, changing the funded status of such plans, and adversely affect our results of operations. Lastly, we invest a portion of our investments in equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. Recently, a significantly weakened economic environment has led to declining commercial real estate tenant demand, increasing vacancy rates and declining property incomes. In addition, capital market conditions and accessibility to financing has prompted an increase in the risk premiums assessed in the sector. These trends have resulted in decreases in the value of our equity commercial real estate holdings, and deterioration in the value of the collateral securing our commercial mortgages. In addition, our real estate joint venture development program is subject to risks including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and impairments.

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

A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds reported within other limited partnership interests, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in 2010.

In 2009, the disruption in the global financial markets moderated, although not all markets are functioning normally and many remain reliant upon government investments and liquidity. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage loan delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. Dollar which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA, and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing from current levels of 1.8% to 3.0% over the next ten years, a modest increase in lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. Dollar-denominated investments making up 35% of total assets backing life insurance statutory reserves. Current statutory reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in MetLife’s general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities; mortgage loans; policy loans and leveraged leases; equity real estate, including real estate joint ventures and funds; and other limited partnership interests. These asset classes represented 33.2% of the carrying value of our total cash and investments at December 31, 2009. Even some of our very high quality investments have been more illiquid as a result of the current market conditions.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We generally obtain collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. In limited instances, during the extraordinary market events beginning in the fourth quarter of 2008 and through part of 2009, we accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. At December 31, 2009, we had no loans outstanding where we had accepted at the inception of the loan collateral less than 102%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which we considered to have limited variation in their estimated fair value during the term of the loan. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”

Returns of loaned securities by the third parties would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we experienced during 2008 and 2009, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

If we decrease the amount of our securities lending activities over time, the amount of investment income generated by these activities will also likely decline.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” and Note 12 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale, except trading securities, are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2009 were $10.8 billion. The portion of the $10.8 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $5.1 billion at December 31, 2009. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. There can be no assurance that we have accurately assessed the level of impairments taken and allowances provided as reflected in our consolidated financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary that are charged to earnings in the period in which the determination is made. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis, and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price if the loan is held-for-sale. We also establish valuation allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loans having similar loan-to-value or similar debt service coverage factors. At December 31, 2009, loans that were either delinquent or in the process of foreclosure totaled less than 0.5% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

We Face Unforeseen Liabilities or Asset Impairments or Rating Actions Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries. See “Business — Company Ratings — Rating Actions.”

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. Dollar resulting from our holdings of non-U.S. Dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. Dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. Dollar. In general, the weakening of foreign currencies versus the U.S. Dollar will adversely affect the estimated fair value of our non-U.S. Dollar denominated investments and our investments in foreign subsidiaries. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in certain emerging markets.

We have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. Dollar basis consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

We are currently planning to expand our international operations in certain markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

In recent years, the operating environment in Argentina has been very challenging. In Argentina, we were formerly principally engaged in the pension business. In December 2008, the Argentine government nationalized private pensions and seized the pension funds’ investments, eliminating the private pensions business in Argentina. As a result, we have experienced and will continue to experience reductions in the operation’s revenues and cash flows. The Argentine government now controls all assets which previously were managed by our Argentine pension operations. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses.

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

The payment of dividends and other distributions to MetLife, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. See “Business — Regulation — Insurance Regulation” and Note 18 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries.”

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

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (each, an “NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. See “Business — Company Ratings — Credit Ratings.” Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. For example, with respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have impacted our derivative collateral requirements by $146 million at December 31, 2009. Also, $480 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

In view of the difficulties experienced during 2008 and 2009 by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform its analysis to fully determine the rating implications of the event. Certain rating agencies have recently implemented rating actions, including downgrades, outlook changes and modifiers, for MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings. See “Business — Company Ratings — Rating Actions.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

We have a $2.85 billion five-year revolving credit facility that matures in June 2012, as well as other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. We must comply with covenants under our credit facilities (including the $2.85 billion five-year revolving credit facility), including a requirement to maintain a specified minimum consolidated net worth.

Our right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Defaults, Downgrades or Other Events Impairing the Carrying Value of Our Fixed Maturity or Equity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn (such as the downturn in the economy during late 2008 and 2009), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting asset-backed securities (“ABS”) we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our risk-based capital levels. Any event reducing the estimated fair value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other-than-temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past two years. Such failure could have a material adverse effect on our financial condition and results of operations.

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for property and casualty claims and benefits based on assumptions and estimates of damages and liabilities incurred. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

While in the past five years, the aggregate assessments levied against MetLife have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See Note 16 of the Notes to the Consolidated Financial Statements.

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

Our Statutory Reserve Financings May be Subject to Cost Increases and New Financings May be Subject to Limited Market Capacity

To support statutory reserves for several products including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2010 or later, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. If capacity becomes unavailable for a prolonged period of time, hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our business segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or more attractive features in their products or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”

Finally, the choices made by the U.S. Treasury in the administration of EESA and in its distribution of amounts available thereunder could have the effect of supporting some parts of the financial system more than others. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position.”

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Furthermore, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities and group products. The market environment may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Business — Competition.”

Consolidation of Distributors of Insurance Products May Adversely Affect the Insurance Industry and the Profitability of Our Business

The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. An increase in bank and broker-dealer consolidation activity may negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Bases and Accordingly We May Have Recognized Differences, Which May Be Significant, Between Cost and Estimated Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage loans, policy loans, real estate, real estate joint ventures and other limited partnership interests and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition. Short-term investments that meet the definition of a security are stated at estimated fair value, and short-term investments that do not meet the definition of a security are stated at amortized cost, which approximates estimated fair value.

•	The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis, and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis.

•	Policy loans are stated at unpaid principal balances.

•	Real estate held-for-investment, including related improvements, is stated at cost, less accumulated depreciation.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist principally of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives are carried at estimated fair value with changes in estimated fair value reflected in income for both non-qualifying derivatives and derivatives in fair value hedging relationships. Changes in estimated fair value of derivatives in cash flow or in net investments in foreign operations hedging relationships are reflected as a separate component of other comprehensive income (loss). Leveraged leases are recorded net of non-recourse debt.

Investments not carried at estimated fair value in our consolidated financial statements — principally, mortgage loans held-for-investment, policy loans, real estate, real estate joint ventures, other limited partnerships and leveraged leases — may have estimated fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of these asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity, Equity and Trading Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, and trading securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

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

At December 31, 2009, 8.0%, 84.3% and 7.7% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury, agency and government guaranteed fixed maturity securities; certain foreign government fixed maturity securities; exchange-traded common stock; certain trading securities; and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, commercial mortgage-backed securities (“CMBS”), state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. See Note 5 of the Notes to the Consolidated Financial Statements for the estimated fair values of these assets by hierarchy level.

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

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example sub-prime mortgage-backed securities, mortgage-backed securities where the underlying loans are Alt-A and CMBS, if trading becomes less frequent and/or market data becomes less observable. In times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in estimated fair values which may be greater or less than the amount at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the estimated fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have a material adverse effect on our results of operations or financial position. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that MetLife will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the estimated fair value of those assets. Such writedowns could have a material adverse effect on our results of operations or financial position.

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

See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA .

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in Our Discount Rate, Expected Rate of Return and Expected Compensation Increase Assumptions for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability

We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets and expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 17 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.

Guarantees Within Certain of Our Variable Annuity Guarantee Benefits that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Guaranteed Benefits

In determining the valuation of certain variable annuity guarantee benefit liabilities that are carried at estimated fair value, we must consider our own credit standing, which is not hedged. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. An increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income. Because this credit adjustment is determined, at least in part, by taking into consideration publicly available information relating to our publicly-traded debt, the overall condition of fixed income markets may impact this adjustment. The credit premium implied in our publicly-traded debt, instruments may not always necessarily reflect our actual credit rating or our claims paying ability. Recently, the fixed income markets have experienced a period of extreme volatility which has impacted market liquidity and credit spreads. An increase in credit default swap spreads has at times been even more pronounced than in the fixed income cash markets. In a broad based market downturn, an increase in our own credit spread could result in net income being relatively flat when a deterioration in other market inputs required for the estimate of fair value would otherwise result in a significant reduction in net income. The inclusion of our own credit standing in this case has the effect of muting the actual net income losses recognized. In subsequent periods, if our credit spreads improve relative to the overall market, we could have a reduction of net income in an overall improving market.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income.

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

MLIC’s plan of reorganization, as amended (the “Plan”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 10 of the Notes to the Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 16 of the Notes to the Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 16 of the Notes to the Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2009.

MLIC and its affiliates are currently defendants in numerous lawsuits including class actions and individual suits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

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

Proposals to Regulate Compensation, if Implemented, Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

Congress is considering the possibility of regulating the compensation that financial institutions may provide to their executive officers and other employees. In addition, the Federal Reserve Board and the FDIC have proposed guidelines on incentive compensation that, if adopted, may apply to or impact MetLife as a bank holding company. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively. They could also limit our tax deductions for certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in some of the programs established in whole or in part under EESA.

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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, or changes in the standard of care which sales representatives owe to their customers with respect to the sale of variable insurance products, could have such a material adverse effect.

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

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. At February 22, 2010, 231,759,896 shares, or 28.3%, of the outstanding shares of MetLife, Inc. common stock, are held in the Trust. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. The Obama Administration and Congress have made various proposals that could restrict or impede consolidation, mergers and acquisitions by systemically significant firms and/or bank holding companies. In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

The stockholder rights plan, which was adopted by MetLife, Inc.’s Board of Directors in September 1999, might also have anti-takeover effects. The provisions of the rights plan might render an unsolicited takeover more difficult or less likely to occur or might prevent such a takeover, even though such takeover may offer MetLife, Inc.’s stockholders the opportunity to sell their stock at a price above the prevailing market price and may be favored by a majority of MetLife, Inc.’s stockholders. The rights plan is scheduled to expire at the close of business on April 4, 2010, and the Board of Directors does not currently intend to renew it.

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

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

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business

As an insurance enterprise, we are in the business of being paid to accept certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Although we endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, there can be no assurance that these controls and procedures are or may be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition or business operations.

Item 1B.	Unresolved Staff Comments

MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

In 2006, we signed a lease for 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness, and we currently have approximately 68,000 rentable square feet of the 410,000 rentable square feet available for sublease. We moved certain operations from our Long Island City, New York facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet, under a long-term lease arrangement. In connection with the move of certain operations to Manhattan, in late 2008, we subleased 80,000 rentable square feet to two subtenants, each of which has met our standards of review with respect to creditworthiness. Additionally, we currently have 180,000 rentable square feet available for sublease in our Long Island City location. As a result of this movement of operations, and current market conditions, the Company incurred a lease impairment charge of $52 million and $38 million, for the years ended December 31, 2009 and 2008, respectively.

In connection with the 2005 sale of the 200 Park Avenue property, we have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205.

We continue to own 15 other buildings in the United States that we use in the operation of our business. These buildings contain 4.2 million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in

Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in 755 other locations throughout the United States, and these leased facilities consist of 8.8 million rentable square feet. Approximately 53% of these leases are occupied as sales offices for the U.S. Business Operations segment. The balance of space is utilized for MetLife Bank and other corporate functions supporting business activities. We also own 7 properties outside the United States, comprising 247,000 rentable square feet including a 192,000 square foot condominium unit in Mexico that we use in the operation of our business. We lease 3.3 million rentable square feet in various locations outside the United States. We believe that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 15, 2010, its renewal date.

Item 3.	Legal Proceedings

See Note 16 of the Notes to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$35.97	$35.50	$40.83	$38.35
Low	$12.10	$23.43	$26.90	$33.22

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$61.52	$62.88	$63.00	$48.15
Low	$54.62	$52.77	$43.75	$16.48

At February 22, 2010, there were 89,069 stockholders of record of common stock.

The table below presents dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610
October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592

Future common stock dividend decisions will be determined by the Company’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 18 of the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended December 31, 2009 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

October 1- October 31, 2009	15,000	$38.41	—	$1,260,735,127
November 1- November 30, 2009	—	—	—	$1,260,735,127
December 1- December 31, 2009	—	—	—	$1,260,735,127

Total	15,000	$38.41	—	$1,260,735,127

(1)	On October 31, 2009, separate account affiliates of the Company purchased 15,000 shares of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At December 31, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Uses — Share Repurchases” for further information relating to common stock repurchases.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data at December 31, 2009 and 2008 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data at December 31, 2007, 2006 and 2005 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Statement of Operations Data (1)
Revenues:
Premiums	$26,460	$25,914	$22,970	$22,052	$20,979
Universal life and investment-type product policy fees	5,203	5,381	5,238	4,711	3,775
Net investment income	14,838	16,291	18,057	16,241	14,058
Other revenues	2,329	1,586	1,465	1,301	1,221
Net investment gains (losses)	(7,772)	1,812	(578)	(1,382)	(112)

Total revenues	41,058	50,984	47,152	42,923	39,921

Expenses:
Policyholder benefits and claims	28,336	27,437	23,783	22,869	22,236
Interest credited to policyholder account balances	4,849	4,788	5,461	4,899	3,650
Policyholder dividends	1,650	1,751	1,723	1,698	1,678
Other expenses	10,556	11,947	10,405	9,514	8,269

Total expenses	45,391	45,923	41,372	38,980	35,833

Income (loss) from continuing operations before provision for income tax	(4,333)	5,061	5,780	3,943	4,088
Provision for income tax expense (benefit)	(2,015)	1,580	1,675	1,027	1,156

Income (loss) from continuing operations, net of income tax	(2,318)	3,481	4,105	2,916	2,932
Income (loss) from discontinued operations, net of income tax	40	(203)	360	3,524	1,879

Net income (loss)	(2,278)	3,278	4,465	6,440	4,811
Less: Net income (loss) attributable to noncontrolling interests	(32)	69	148	147	97

Net income (loss) attributable to MetLife, Inc.	(2,246)	3,209	4,317	6,293	4,714
Less: Preferred stock dividends	122	125	137	134	63

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$4,180	$6,159	$4,651

	December 31,
	2009	2008	2007	2006	2005
	(In millions)

Balance Sheet Data (1)
Assets:
General account assets	$390,273	$380,839	$399,007	$383,758	$354,857
Separate account assets	149,041	120,839	160,142	144,349	127,855

Total assets	$539,314	$501,678	$559,149	$528,107	$482,712

Liabilities:
Policyholder liabilities (2)	$283,759	$282,261	$261,442	$252,099	$243,834
Payables for collateral under securities loaned and other transactions	24,196	31,059	44,136	45,846	34,515
Bank deposits	10,211	6,884	4,534	4,638	4,339
Short-term debt	912	2,659	667	1,449	1,414
Long-term debt	13,220	9,667	9,100	8,822	9,088
Collateral financing arrangements	5,297	5,192	4,882	—	—
Junior subordinated debt securities	3,191	3,758	4,075	3,381	2,134
Other	15,989	15,374	33,186	32,277	29,141
Separate account liabilities	149,041	120,839	160,142	144,349	127,855

Total liabilities	505,816	477,693	522,164	492,861	452,320

Stockholders’ Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, at par value	1	1	1	1	1
Common stock, at par value	8	8	8	8	8
Additional paid-in capital	16,859	15,811	17,098	17,454	17,274
Retained earnings	19,501	22,403	19,884	16,574	10,865
Treasury stock, at cost	(190)	(236)	(2,890)	(1,357)	(959)
Accumulated other comprehensive income (loss)	(3,058)	(14,253)	1,078	1,118	1,912

Total MetLife, Inc.’s stockholders’ equity	33,121	23,734	35,179	33,798	29,101
Noncontrolling interests	377	251	1,806	1,448	1,291

Total equity	33,498	23,985	36,985	35,246	30,392

Total liabilities and stockholders’ equity	$539,314	$501,678	$559,149	$528,107	$482,712

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Other Data (1), (3)
Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$4,180	$6,159	$4,651
Return on MetLife, Inc.’s common equity	(9.0)%	11.2%	12.9%	20.9%	18.6%
Return on MetLife, Inc.’s common equity, excluding accumulated other comprehensive income (loss)	(6.8)%	9.1%	13.3%	22.1%	20.7%
EPS Data (1), (4)
Income (Loss) from Continuing Operations Available to MetLife, Inc.’s Common Shareholders Per Common Share:
Basic	$(2.94)	$4.60	$5.32	$3.64	$3.85
Diluted	$(2.94)	$4.54	$5.20	$3.60	$3.81
Income (Loss) from Discontinued Operations Per Common Share:
Basic	$0.05	$(0.41)	$0.30	$4.45	$2.36
Diluted	$0.05	$(0.40)	$0.28	$4.39	$2.35
Net Income (Loss) Available to MetLife, Inc.’s Common Shareholders Per Common Share:
Basic	$(2.89)	$4.19	$5.62	$8.09	$6.21
Diluted	$(2.89)	$4.14	$5.48	$7.99	$6.16
Dividends Declared Per Common Share	$0.74	$0.74	$0.74	$0.59	$0.52

(1)	On July 1, 2005, the Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses. The 2005 selected financial data includes total revenues and total expenses of $966 million and $577 million, respectively, from the date of the acquisition.

(2)	Policyholder liabilities include future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends payable and the policyholder dividend obligation.

(3)	Return on common equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by average common stockholders’ equity.

(4)	For the year ended December 31, 2009, shares related to the exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these shares are anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data” and the Company’s consolidated financial statements included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”

The following discussion includes references to our performance measures operating earnings and operating earnings available to common shareholders, that are not based on generally accepted accounting principles in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings is defined as operating revenues less operating expenses, net of income tax. Operating earnings available to common shareholders, which is used to evaluate the performance of Banking, Corporate & Other, as well as MetLife is defined as operating earnings less preferred stock dividends.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses), (ii) less amortization of unearned revenue related to net investment gains (losses), (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment, (iv) plus income from discontinued real estate operations, and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses (i) less changes in experience-rated contractholder liabilities due to asset value fluctuations, (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests, (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net investment gains (losses), and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our businesses. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax. Reconciliations of operating earnings and operating earnings available to common shareholders to GAAP income (loss) from continuing operations, net of income tax, the most directly comparable GAAP measure, are included in “— Consolidated Results of Operations.”

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Asia Pacific and Europe, Middle East and India (“EMEI”) regions. Through its subsidiaries, MetLife offers life insurance, annuities, auto and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which is comprised of MetLife Bank and other business activities.

The U.S. and global financial markets experienced extraordinary dislocations during late 2008 through early 2009, with the U.S. economy entering a recession in January 2008. The economic crisis and the resulting recession have had an adverse effect on our financial results, as well as the financial services industry. Most economists believe the recession ended in the third quarter of 2009 when positive growth returned and now expect positive growth to continue through 2010. We have experienced an increase in market share and sales in some of our businesses from a flight to quality in the industry. In addition, the recovering global financial markets contributed to the improvement in net investment income and sales in most of our international regions. These positive impacts were outweighed by the adverse effects on our net investment income and the demand for certain of our products.

For a discussion of how the financial and economic environment has impacted our 2009 results, capital and liquidity, and expected 2010 performance, see “— Results of Operations,” “— Liquidity and Capital Resources” and “— Consolidated Company Outlook.”

	Years Ended December 31,
	2009	2008	2007
		(In millions)

Income (loss) from continuing operations, net of income tax	$(2,318)	$3,481	$4,105
Less: Net investment gains (losses)	(7,772)	1,812	(578)
Less: Other adjustments to continuing operations	284	(662)	(317)
Less: Provision for income tax (expense) benefit	2,683	(488)	293

Operating earnings	2,487	2,819	4,707
Less: Preferred stock dividends	122	125	137

Operating earnings available to common shareholders	$2,365	$2,694	$4,570

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2009, MetLife’s income (loss) from continuing operations, net of income tax, decreased $5.8 billion to a loss of $2.3 billion from income of $3.5 billion in the comparable 2008 period. The year over year change is predominantly due to a $5.2 billion unfavorable change in net investment gains (losses) to losses of $4.6 billion, net of related adjustments, in 2009 from gains of $644 million, net of related adjustments, in 2008. In addition, operating earnings available to common shareholders decreased by $329 million to $2.4 billion in 2009 from $2.7 billion in 2008.

The unfavorable change in net investment gains (losses) of $5.2 billion, net of related adjustments, was primarily driven by losses on freestanding derivatives, partially offset by gains on embedded derivatives, primarily associated with variable annuity minimum benefit guarantees, and lower losses on fixed maturity securities.

The positive impacts of business growth and favorable mortality in several of our businesses were more than offset by a decline in net investment income, resulting in a decrease in operating earnings of $329 million. The decrease in net investment income caused significant declines in the operating earnings of many of our businesses, especially the interest spread businesses. Also contributing to the decline in operating earnings was an increase in net guaranteed annuity benefit costs and a charge related to our closed block of business, a specific group of participating life policies that were segregated in connection with the demutualization of MLIC. The favorable impact of Operational Excellence, our enterprise-wide cost reduction and revenue enhancement initiative, was more than offset by higher pension and postretirement benefit costs, driving the increase in other expenses. The declines in operating earnings were partially offset by a change in amortization related to DAC, deferred sales inducement (“DSI”), and unearned revenue.

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2008, MetLife’s income (loss) from continuing operations, net of income tax, decreased $624 million to $3.5 billion from $4.1 billion in the comparable 2007 period. The year over year change was predominantly due to a $1.9 billion decrease in operating earnings available to common shareholders. Partially offsetting this decline was a $1.1 billion favorable change in net investment gains (losses) to gains of $644 million, net of related adjustments, in 2008 from losses of $438 million, net of related adjustments, in 2007.

Beginning in the third quarter of 2008, there was unprecedented disruption and dislocation in the global financial markets that caused extreme volatility in the equity, credit and real estate markets. This adversely impacted both net investment income as yields decreased and net investment gains (losses) as there was an increase in impairments and credit-related losses.

We responded to the extraordinary market conditions by increasing levels of cash, cash equivalents, short-term investments and high quality, lower yielding fixed maturity securities particularly in two operating segments: Corporate Benefit Funding and Retirement Products, as well as in Banking, Corporate & Other. We decreased fixed maturity security holdings to increase our liquidity position.

The favorable change of $1.1 billion in net investment gains (losses), net of related adjustments, was driven by increased gains on freestanding derivatives, partially offset by increased losses on embedded derivatives primarily associated with variable annuity minimum benefit guarantees, and increased impairment losses on fixed maturity securities and equity securities.

The unprecedented disruption and dislocation in the global financial markets resulted in decreased yields on our investment portfolio and, in response to the market conditions, we increased our asset allocation to lower yielding, more liquid investments, both of which contributed to a decline in net investment income and, consequently, operating earnings available to common shareholders. The market environment’s negative impact on investment results was partially offset by growth in average invested assets calculated excluding unrealized gains and losses. In addition, the volatile market environment also resulted in declines in our separate account balances. Such declines required us to increase DAC amortization, negatively affecting operating earnings available to common shareholders. The declines in the separate account balances also resulted in lower policy fees and other revenues. Operating earnings available to common shareholders for the year ended December 31, 2008 were also lower as a result of higher catastrophe losses and unfavorable mortality in various products. Higher earnings from our dental business and from our businesses in the Latin America and Asia Pacific regions partially offset the aforementioned items.

Consolidated Company Outlook

In 2009, the general economic conditions of the marketplace, particularly in the early part of the year, continued to be volatile and negatively impacted the results of the Company. In 2010, we expect meaningful earnings recovery for the Company, driven primarily by the following:

•	Continued growth in premiums, fees & other revenues

•	We expect top-line growth in 2010 of approximately 6% over 2009. We expect this growth will be driven by:

•	Higher fees earned on separate accounts, as the full impact of the recovery in the equity market is felt, thereby increasing the value of those separate accounts;

•	Increased sales in the pension closeout business, both in the United States and the United Kingdom, as the demand for these products rebounds from the lower levels seen in 2009;

•	Increases in our International segment, as a result of ongoing investments and improvements in the various distribution and service operations throughout the regions; and

•	Modest growth in Insurance products. Our growth continues to be impacted by the current higher levels of unemployment and it is possible that certain customers may further reduce or eliminate coverages in response to the financial pressures they are experiencing.

•	Offsetting these growth areas, MetLife Bank’s premiums, fees & other revenues are expected to decline from the 2009 level, which benefited from the large number of mortgage refinancings in that year.

•	Higher returns on the investment portfolio

Despite expectations that the real estate market will remain challenging in 2010, higher returns on the investment portfolio are expected across all segments. We believe returns on alternative investment classes will improve and expect to reinvest cash and U.S. Treasuries into higher yielding asset classes.

•	Improvement in net investment gains (losses)

Although difficult to predict, net investment gains (losses) on our invested asset portfolio are expected to show significant improvement as the financial markets stabilize across asset classes, returning to a more normalized level from the large losses encountered in 2009. More difficult to predict is the impact of potential changes in fair value of derivatives instruments as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on derivatives fair values. Additionally, changes in MetLife’s credit spread, may have a material impact on net investment gains (losses) as it is required to be included in the valuation of certain embedded derivatives.

•	Reduced volatility in guarantee-related liabilities

Certain annuity and life benefit guarantees are tied to market performance, which when markets are depressed, may require us to establish additional liabilities, even though these guarantees are significantly hedged. In line with the assumptions discussed above, we expect a significant reduction in the volatility of these items in 2010 compared to 2009.

•	Focus on disciplined underwriting

We do not expect any significant changes to the underlying trends that drive underwriting results and we anticipate solid results in 2010. While we did begin to see the negative impact of the economy on non-medical health experience in 2009, we expect to see improvement in our results in 2010 as the economy continues to improve. Pricing actions taken in 2009 in our dental business will help mitigate the impact of elevated claim utilization, experienced as a result of the challenging economic conditions and higher unemployment.

•	Focus on expense management

Our continued focus on expense control throughout the Company, as well the continuing impact of specific initiatives such as Operational Excellence (our enterprise-wide cost reduction and revenue enhancement initiative), should contribute to increased profitability. With continued improvement in the financial markets, we also expect that the Company’s pension-related expenses will return to a more normal level in 2010.

Industry Trends

The Company’s segments continue to be influenced by a continuing unstable financial and economic environment that affects the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the United States and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in January 2008 and most economists believe this recession ended in the third quarter of 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010.

Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. How and to whom these governmental institutions distribute amounts available under the governmental programs could have the effect of supporting some aspects of the financial services industry more than others or provide advantages to some of our competitors. Governments in many of the foreign markets in which MetLife operates have also responded to address market imbalances and have taken meaningful steps intended to restore market confidence. As market conditions have stabilized, some of these programs have been terminated or allowed to expire. We cannot predict whether or when the U.S. or foreign governments will establish additional governmental programs or terminate or permit other programs to expire or the impact any additional measures, existing programs or termination or expiration of programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. See “Business — Regulation — Governmental Responses to Extraordinary Market Conditions.”

The economic crisis and the resulting recession have had and will continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. The declining financial markets and economic conditions have negatively impacted our investment income, our net investment gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See ‘‘— Results of Operations” and “— Liquidity and Capital Resources.”

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

Life insurers are well positioned to address the Baby Boomers’ rapidly increasing need for savings tools and for income protection. We believe that, among life insurers, those with strong brands, high financial strength ratings and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

Moreover, the life insurance industry’s products and the needs they are designed to address are complex. We believe that individuals approaching retirement age will need to seek information to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need information about their possible individual needs. One of the challenges for the life insurance industry will be the delivery of this information in a cost effective manner.

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

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets in 2008 and 2009. Significant regulatory reforms have been proposed and these or other reforms could be implemented. We cannot predict whether any such reforms will be adopted, the form they will take or their effect upon us. We also cannot predict how the various government responses to the recent financial and economic difficulties will affect the financial services and insurance industries or the standing of particular companies, including our Company, within those industries. See “Risk Factors — Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability.”

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. While the impact of the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on our business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect. In response to the current financial and economic environment, President Bush signed into the law the Worker, Retiree and Employer Recovery Act (the “Employer Recovery Act”) in December 2008. This Act is intended to, among other things, ease the transition of certain funding requirements of the PPA for defined benefit plans. In addition, legislation that would provide further relief for defined benefit plans is under consideration. The financial and economic environment and the enactment of the Employer Recovery Act, as well as additional funding relief provisions that may be enacted into law, may delay the timing or change the nature of qualified plan sponsor actions and, in turn, affect our business.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities and the application of the consolidation rules to certain investments;

(iv)	the estimated fair value of and accounting for freestanding derivatives and the existence and estimated fair value of embedded derivatives requiring bifurcation;

(v)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vi)	the measurement of goodwill and related impairment, if any;

(vii)	the liability for future policyholder benefits and the accounting for reinsurance contracts;

(viii)	accounting for income taxes and the valuation of deferred tax assets;

(ix)	accounting for employee benefit plans; and

(x)	the liability for litigation and regulatory matters.

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

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

Estimated Fair Value of Investments

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The estimated fair value of residential mortgage loans held-for-sale are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

MSRs, which are recorded in other invested assets, are measured at estimated fair value and are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions as to discount rates, loan-prepayments, and servicing costs. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows may have a material effect on the estimated fair values of MSRs.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. As described more fully in Note 1 of the Notes to the Consolidated Financial Statements, effective April 1, 2009, the Company adopted new other-than-temporary impairments guidance that amends the methodology for determining for fixed maturity securities whether an other-than-temporary impairment exists, and for certain fixed maturity securities, changes how the amount of the other-than-temporary loss that is charged to earnings is determined. There was no change in the other-than-temporary impairment (“OTTI”) methodology for equity securities. The discussion presented below incorporates the new OTTI guidance adopted April 1, 2009.

The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost;

(vii)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost;

(viii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for the credit loss component of OTTI in the period in which the determination is made. When an OTTI of a fixed maturity security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the fixed maturity security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its estimated fair value at the impairment measurement date. For other-than-temporary impairments of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows to be collected from this security. Any difference between the estimated fair value and the present value of the expected future cash flows of the security at the impairment measurement date is recorded in other comprehensive income (loss). For equity securities, the carrying value of the equity security is impaired to its estimated fair value, with a corresponding charge to earnings. The Company does not change the revised cost basis for subsequent recoveries in value.

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

Application of the Consolidation Rules to Certain Investments

The Company has invested in certain structured transactions that are variable interest entities (“VIEs”). These structured transactions include reinsurance trusts, asset-backed securitizations, hybrid securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The primary beneficiary is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When assessing the expected losses to determine the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as hybrid securities, joint ventures, limited partnerships and limited liability companies, the Company takes into consideration the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual and implied rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market.

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and financial forwards to sell certain to be announced securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 5 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.

The accounting for derivatives is complex and interpretations of the primary accounting guidance continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under such accounting guidance. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Embedded Derivatives

The Company issues certain variable annuity products with guaranteed minimum benefits. These include guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), and certain guaranteed minimum income benefits (“GMIB”). GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net investment gains (losses).

The estimated fair values for these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in estimated the fair value of these embedded derivatives that could materially affect net income.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the present value of future profits embedded in acquired insurance annuity and investment — type contracts. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

Note 1 of the Notes to the Consolidated Financial Statements describes the Company’s accounting policy relating to DAC and VOBA amortization for various types of contracts.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/

(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $140 million with an offset to the Company’s unearned revenue liability of approximately $20 million for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. We annually update assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Insurance Products and Retirement Products segments. During 2009, the amount of net investment gains (losses), as well as the level of separate account balances also resulted in significant changes to expected future gross margins and profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 6 of the Notes to the Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for each of the years ended December 31, 2009, 2008 and 2007, as well as a breakdown of DAC and VOBA by segment and reporting unit at December 31, 2009 and 2008.

At December 31, 2009 and 2008, DAC and VOBA for the Company was $19.3 billion and $20.1 billion, respectively. A substantial portion, approximately 84%, of the Company’s DAC and VOBA was associated with the Insurance Products and Retirement Products segments at December 31, 2009. At December 31, 2009 and 2008, DAC and VOBA for these segments was $16.1 billion and $17.4 billion, respectively. Amortization of DAC and VOBA associated with the variable & universal life and the annuities contracts within the Insurance Products and Retirement Products segments are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s U.S. Business of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2009, 2008 and 2007. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Investment return	$141	$70	$(34)
Separate account balances	(32)	(708)	8
Net investment gain (loss) related	712	(521)	126
Expense	60	61	(53)
In-force/Persistency	(87)	(159)	1
Policyholder dividends and other	174	(30)	(39)

Total	$968	$(1,287)	$9

Prior to 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009:

•	Actual gross profits decreased as a result of increased investment losses from the portfolios associated with the hedging of guaranteed insurance obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $141 million.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $995 million, excluding the impact from the Company’s own credit and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $636 million.

–	The narrowing of the Company’s own credit spreads increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $607 million. This was partially offset by lower risk margins which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $20 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $484 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other was a decrease in amortization of $90 million as a result of changes to long term assumptions. The remainder of the decrease was due to various immaterial items.

The following represent significant items contributing to the changes to DAC and VOBA amortization in 2008:

•	The decrease in equity markets during the year significantly lowered separate account balances which lead to a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $708 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities resulting in a reduction of DAC and VOBA amortization of $1,047 million. This decrease in actual gross profits was mitigated by freestanding derivative gains associated with the hedging of such guarantee obligations which resulted in an increase in actual gross profits and an increase in DAC and VOBA amortization of $625 million.

–	The widening of the Company’s own credit spreads decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $739 million. This was partially offset by higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $100 million.

–	Reductions in both actual and expected cumulative earnings of the closed block resulting from recent experience in the closed block combined with changes in expected dividend scales resulted in an increase in closed block DAC amortization of $195 million, $175 million of which was related to net investment gains (losses).

–	The remainder of the impact of net investment gains (losses), which increased DAC amortization by $129 million, was attributable to numerous immaterial items.

•	Increases in amortization in 2008 resulting from changes in assumptions related to in-force/persistency of $159 million were driven by higher than anticipated mortality and lower than anticipated premium persistency during 2008.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The significant decrease in unrealized investment losses decreased the DAC and VOBA balance by $2.8 billion in 2009 whereas increases in unrealized investment losses increased the DAC and VOBA balance by $3.4 billion in 2008. Notes 3 and 6 of the Notes to the Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Banking, Corporate & Other is allocated to reporting units within our business segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing our goodwill impairment tests, when we believe meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, we use a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, we may corroborate our estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate we believe appropriate to the risk associated with the respective reporting unit. The estimated fair value of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, we also consider our market capitalization in relation to our book value. We believe that our current market capitalization supports the value of the underlying reporting units.

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the estimated fair value of our reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

During our 2009 impairment tests of goodwill, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. However, we continue to evaluate current market conditions that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. See Note 7 of the Notes to the Consolidated Financial Statements for further consideration of goodwill impairment testing during 2009.

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

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing of these policies and guarantees and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer pension and other postretirement benefit plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. In consultation with our external consulting actuarial firm, we determine these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Acquisitions and Dispositions

See Note 2 of the Notes to the Consolidated Financial Statements.

Recent Developments

On February 2, 2010, MetLife announced that it is in discussions with American International Group, Inc. about acquiring its subsidiary, American Life Insurance Company, an international life insurance company. These discussions are ongoing. No agreement has been reached and there are no assurances that an agreement will be reached.

Consolidated Results of Operations

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Unfavorable market conditions continued through 2009, providing a challenging business environment. The largest and most significant impact continued to be on our investment portfolio as declining yields resulted in lower net investment income. Market sensitive expenses were also negatively impacted by the market conditions as evidenced by an increase in pension and postretirement benefit costs. Higher levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls reduced growth. Our auto and homeowners business was impacted by a declining housing market, the deterioration of the new auto sales market and the continuation of credit availability issues, all of which contributed to a decrease in insured exposures. Despite the challenging business environment, revenue growth remained solid in the majority of our businesses. A flight to quality during the year contributed to an improvement in sales in both our domestic fixed and variable annuity products. We also saw an increase in market share, especially in the structured settlement business, where we experienced an increase of 53% in premiums. An improvement in the global financial markets contributed to a recovery of sales in most of our international regions and resulted in improved investment performance in some regions during the second half of 2009. We also benefited domestically from a strong residential mortgage refinance market and healthy growth in the reverse mortgage arena.

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Revenues
Premiums	$26,460	$25,914	$546	2.1%
Universal life and investment-type product policy fees	5,203	5,381	(178)	(3.3)%
Net investment income	14,838	16,291	(1,453)	(8.9)%
Other revenues	2,329	1,586	743	46.8%
Net investment gains (losses)	(7,772)	1,812	(9,584)	(528.9)%

Total revenues	41,058	50,984	(9,926)	(19.5)%

Expenses
Policyholder benefits and claims and policyholder dividends	29,986	29,188	798	2.7%
Interest credited to policyholder account balances	4,849	4,788	61	1.3%
Interest credited to bank deposits	163	166	(3)	(1.8)%
Capitalization of DAC	(3,019)	(3,092)	73	2.4%
Amortization of DAC and VOBA	1,307	3,489	(2,182)	(62.5)%
Interest expense	1,044	1,051	(7)	(0.7)%
Other expenses	11,061	10,333	728	7.0%

Total expenses	45,391	45,923	(532)	(1.2)%

Income (loss) from continuing operations before provision for income tax	(4,333)	5,061	(9,394)	(185.6)%
Provision for income tax expense (benefit)	(2,015)	1,580	(3,595)	(227.5)%

Income (loss) from continuing operations, net of income tax	(2,318)	3,481	(5,799)	(166.6)%
Income (loss) from discontinued operations, net of income tax	40	(203)	243	119.7%

Net income (loss)	(2,278)	3,278	(5,556)	(169.5)%
Less: Net income (loss) attributable to noncontrolling interests	(32)	69	(101)	(146.4)%

Net income (loss) attributable to MetLife, Inc.	(2,246)	3,209	(5,455)	(170.0)%
Less: Preferred stock dividends	122	125	(3)	(2.4)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$(5,452)	(176.8)%

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2009, MetLife’s income (loss) from continuing operations, net of income tax decreased $5.8 billion to a loss of $2.3 billion from income of $3.5 billion in the comparable 2008 period. The year over year change is predominantly due to a $5.2 billion unfavorable change in net investment gains (losses) to losses of $4.6 billion, net of related adjustments, in 2009 from gains of $644 million, net of related adjustments, in 2008.

We manage our investment portfolio using disciplined Asset/Liability Management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our unique mix of products and business segments.

The composition of the investment portfolio of each business segment is tailored to the unique characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences including movements in interest rates, foreign currencies and credit spreads, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing that can generate gains and losses. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The unfavorable variance in net investment gains (losses) of $5.2 billion, net of related adjustments, was primarily driven by losses on freestanding derivatives, partially offset by gains on embedded derivatives associated with variable annuity minimum benefit guarantees, and decreased losses on fixed maturity securities. The negative change in freestanding derivatives, from gains in the prior year to losses in the current year, was primarily attributable to the effect of rising interest rates on certain interest rate sensitive derivatives that are economic hedges of certain invested assets and insurance liabilities; weakening U.S. Dollar on certain foreign currency sensitive derivatives, and equity market and interest rate derivatives that are economic hedges of embedded derivatives. Losses on embedded derivatives decreased from losses to gains and were driven primarily by rising interest rates and improving equity market performance. The gains were net of losses attributable to a narrowing of the Company’s own credit spread. Losses on the freestanding derivatives hedging these embedded derivatives risks substantially offset the change in the liabilities attributable to market factors, excluding the adjustment for the change in the Company’s own credit spread, which is not hedged. The decrease in losses on fixed maturity securities is primarily attributable to lower net losses on sales of fixed maturity securities, partially offset by increased impairments due to the current financial market conditions, although this trend lessened in the latter part of 2009.

As more fully described in the discussion of performance measures above, operating earnings is the measure of segment profit or loss we use to evaluate performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is our measure of performance, as reported below. Operating earnings is not determined in accordance with GAAP and should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. We believe that the presentation of operating earnings enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings available to common shareholders decreased by $329 million to $2.4 billion in 2009 from $2.7 billion in 2008.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Income (loss) from continuing operations, net of income tax	$(418)	$(367)	$(841)	$321	$(280)	$(733)	$(2,318)
Less: Net investment gains (losses)	(2,258)	(1,606)	(2,260)	(2)	(903)	(743)	(7,772)
Less: Other adjustments to continuing operations	(139)	522	123	—	(206)	(16)	284
Less: Provision for income tax (expense) benefit	837	380	745	1	366	354	2,683

Operating earnings	$1,142	$337	$551	$322	$463	(328)	2,487

Less: Preferred stock dividends						122	122

Operating earnings available to common shareholders						$(450)	$2,365

Year Ended December 31, 2008

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Income (loss) from continuing operations, net of income tax	$2,195	$382	$(97)	$275	$553	$173	$3,481
Less: Net investment gains (losses)	1,558	901	(1,629)	(134)	169	947	1,812
Less: Other adjustments to continuing operations	(193)	(612)	74	—	52	17	(662)
Less: Provision for income tax (expense) benefit	(480)	(100)	545	46	(147)	(352)	(488)

Operating earnings	$1,310	$193	$913	$363	$479	(439)	2,819

Less: Preferred stock dividends						125	125

Operating earnings available to common shareholders						$(564)	$2,694

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Total revenues	$23,483	$3,543	$5,669	$3,113	$4,383	$867	$41,058
Less: Net investment gains (losses)	(2,258)	(1,606)	(2,260)	(2)	(903)	(743)	(7,772)
Less: Adjustments related to net investment gains (losses)	(27)	—	—	—	—	—	(27)
Less: Other adjustments to revenues	(74)	(217)	187	—	(169)	22	(251)

Total operating revenues	$25,842	$5,366	$7,742	$3,115	$5,455	$1,588	$49,108

Total expenses	$24,165	$4,108	$6,982	$2,697	$4,868	$2,571	$45,391
Less: Adjustments related to net investment gains (losses)	39	(739)	—	—	—	—	(700)
Less: Other adjustments to expenses	(1)	—	64	—	37	38	138

Total operating expenses	$24,127	$4,847	$6,918	$2,697	$4,831	$2,533	$45,953

Year Ended December 31, 2008

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Total revenues	$26,754	$5,630	$7,559	$3,061	$6,001	$1,979	$50,984
Less: Net investment gains (losses)	1,558	901	(1,629)	(134)	169	947	1,812
Less: Adjustments related to net investment gains (losses)	18	—	—	—	—	—	18
Less: Other adjustments to revenues	(1)	(35)	45	—	69	13	91

Total operating revenues	$25,179	$4,764	$9,143	$3,195	$5,763	$1,019	$49,063

Total expenses	$23,418	$5,049	$7,735	$2,728	$5,044	$1,949	$45,923
Less: Adjustments related to net investment gains (losses)	262	577	—	—	—	—	839
Less: Other adjustments to expenses	(52)	—	(29)	—	17	(4)	(68)

Total operating expenses	$23,208	$4,472	$7,764	$2,728	$5,027	$1,953	$45,152

The volatile market conditions that began in 2008 and continued into 2009 impacted several key components of our operating earnings available to common shareholders including net investment income, hedging costs, and certain market sensitive expenses. The markets also positively impacted our operating earnings available to common shareholders as conditions began to improve during 2009, resulting in lower DAC and DSI amortization.

A $722 million decline in net investment income was the result of decreasing yields, including the effects of our higher quality, more liquid, but lower yielding investment position in response to the extraordinary market conditions. The impact of declining yields caused a $1.6 billion decrease in net investment income, which was partially offset by an increase of $846 million due to growth in average invested assets calculated excluding unrealized gains and losses. The decrease in yields resulted from the disruption and dislocation in the global financial markets experienced in 2008, which continued, but moderated, in 2009. The adverse yield impact was concentrated in the following four invested asset classes:

•	Fixed maturity securities — primarily due to lower yields on floating rate securities from declines in short-term interest rates and an increased allocation to lower yielding, higher quality, U.S. Treasury, agency and government guaranteed securities, to increase liquidity in response to the extraordinary market conditions, as well as decreased income on our securities lending program, primarily due to the smaller size of the program in the current year. These adverse impacts were offset slightly as conditions improved late in 2009 and we began to reallocate our portfolio to higher-yielding assets;

•	Real estate joint ventures — primarily due to declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures;
•	Cash, cash equivalents and short-term investments — primarily due to declines in short-term interest rates; and
•	Mortgage loans — primarily due to lower prepayments on commercial mortgage loans and lower yields on variable rate loans reflecting declines in short-term interest rates.

Equity markets experienced some recovery in 2009, which led to improved yields on other limited partnership interests. As many of our products are interest spread-based, the lower net investment income was significantly offset by lower interest credited expense on our investment and insurance products.

The financial market conditions also resulted in a $348 million increase in net guaranteed annuity benefit costs in our Retirement Products segment, as increased hedging losses were only partially offset by lower guaranteed benefit costs.

The key driver of the increase in other expenses stemmed from the impact of market conditions on certain expenses, primarily pension and postretirement benefit costs, reinsurance expenses and letter of credit fees. These increases coupled with higher variable costs, such as commissions and premium taxes, some of which have been capitalized, more than offset the favorable impact of lower information technology, travel, professional services and advertising expenses, which include the impact of our Operational Excellence initiative.

The market improvement which began in the second quarter of 2009 was a key factor in the determination of our expected future gross profits, the increase of which triggered a decrease in DAC and DSI amortization, most significantly in the Retirement Products segment. The increase in our expected future gross profits stemmed primarily from an increase in the market value of our separate account balances, which is attributable, in part, to the improving financial markets. Our Insurance Products segment benefited, in the current year, from an increase in amortization of unearned revenue, primarily as a result of our annual review of assumptions that are used in the determination of the amount of amortization recognized. These collective changes in amortization resulted in a $720 million benefit, partially offsetting the declines in operating earnings available to common shareholders discussed above.

A portion of the decline in operating earnings available to common shareholders was caused by a $200 million reduction in the results of our closed block of business, a specific group of participating life policies that were segregated in connection with the demutualization of MLIC. Until early 2009, the operating earnings of the closed block did not have a full impact on operating earnings as the operating earnings or loss was partially offset by a change in the policyholder dividend obligation, a liability established at the time of demutualization. However, in early 2009 the policyholder dividend obligation was depleted and, as a result, the total operating earnings or loss related to the closed block for the year ended December 31, 2009 was, and in the future may be a component of operating earnings.

Business growth, from the majority of our businesses, along with net favorable mortality experience, had a positive impact on operating earnings available to common shareholders. These impacts were somewhat dampened by higher benefit utilization in our dental business and mixed claim activity in our Auto & Home segment. In addition, our forward and reverse residential mortgage platform acquisitions in late 2008 benefited Banking, Corporate & Other’s 2009 results.

Insurance Products

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$17,168	$16,402	$766	4.7%
Universal life and investment-type product policy fees	2,281	2,171	110	5.1%
Net investment income	5,614	5,787	(173)	(3.0)%
Other revenues	779	819	(40)	(4.9)%

Total operating revenues	25,842	25,179	663	2.6%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	19,111	18,183	928	5.1%
Interest credited to policyholder account balances	952	930	22	2.4%
Capitalization of DAC	(873)	(849)	(24)	(2.8)%
Amortization of DAC and VOBA	725	743	(18)	(2.4)%
Interest expense	6	5	1	20.0%
Other expenses	4,206	4,196	10	0.2%

Total operating expenses	24,127	23,208	919	4.0%

Provision for income tax expense (benefit)	573	661	(88)	(13.3)%

Operating earnings	$1,142	$1,310	$(168)	(12.8)%

Unfavorable market conditions, which continued through 2009, provided a challenging business environment for our Insurance Products segment. This resulted in lower net investment income and an increase in market sensitive expenses, primarily pension and postretirement benefit costs. We also experienced higher utilization of dental benefits along with a lower number of recoveries in our disability business. Higher levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls reduced growth. However, revenue growth remained solid in all of our businesses. Revenue growth in our dental and individual life businesses reflected strong sales and renewals.

The significant components of the $168 million decline in operating earnings were the aforementioned decline in net investment income, especially in the closed block business, partially offset by an increase in the amortization of unearned revenue, the impact of a reduction in dividends to certain policyholders and favorable mortality in the individual life business.

Until early 2009, the earnings of the closed block did not have a full impact on operating earnings as the earnings or loss was partially offset by a change in the policyholder dividend obligation. However, in early 2009 the policyholder dividend obligation was depleted and, as a result, the total operating earnings or loss related to the closed block for the year ended December 31, 2009 was, and in the future may be, a component of operating earnings. This resulted in a $200 million decline in operating earnings in 2009.

The decrease in net investment income of $112 million was primarily due to a $317 million decrease from lower yields, partially offset by a $205 million increase from growth in average invested assets. Yields were adversely impacted by the severe downturn in the global financial markets, which primarily impacted other invested assets, real estate joint ventures and fixed maturity securities. In addition, income from our securities lending program decreased primarily due to the smaller size of the program in 2009. The growth in the average invested asset base was primarily from an increase in net flows from our individual life, non-medical health, and group life businesses. The moderate recovery in equity markets in 2009 led to improved yields on other limited partnership interests, which partially offset the overall reduction in yields. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities (comprised of mortgage and asset-backed securities), mortgage loans, and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes including real estate joint ventures and other invested assets to provide additional diversification and opportunity for long-term yield enhancement.

Other expenses were essentially flat despite an increase of $137 million from the impact of market conditions on certain expenses, primarily pension and postretirement benefit costs. This increase was partially offset by a decrease of $85 million, predominantly from declines in information technology, travel, and professional services, including the positive impact of our Operational Excellence initiative. A further reduction of expenses was achieved through a decrease in variable expenses, such as commissions and premium taxes of $46 million, a portion of which is offset by DAC capitalization.

The aforementioned declines in operating earnings were partially offset by the favorable impact of a $63 million decrease in policyholder dividends in the traditional life business, the result of a dividend scale reduction in the fourth quarter of 2009. In addition, favorable mortality in the individual life business was partially offset by higher benefit utilization in the dental business during 2009, reflecting the negative employment trends in the marketplace. The net impact of these two items benefited operating earnings by $36 million. The 2009 results were also favorably impacted by our review of assumptions used to determine estimated gross profits and margins, which in turn are factors in determining the amortization for DAC and unearned revenue. This review resulted in an unlocking event related to unearned revenue and, coupled with the impact from the prior year’s review, generated an increase in operating earnings of $82 million. This increase was recorded in universal life and investment-type product policy fees. Partially offsetting these increases was the impact of lower separate account balances, which resulted in lower fee income of $25 million.

DAC amortization reflects lower current year amortization of $108 million, stemming from the impact of the improvement in the financial markets in 2009, which increased our expected future gross profits, as well as lower current year gross margins in the closed block. This decrease was partially offset by the net impact of refinements in both the prior and current years of $98 million, the majority of which was recorded in the prior year as a result of the 2008 review of certain DAC related assumptions.

Retirement Products

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$623	$361	$262	72.6%
Universal life and investment-type product policy fees	1,712	1,870	(158)	(8.4)%
Net investment income	2,859	2,365	494	20.9%
Other revenues	172	168	4	2.4%

Total operating revenues	5,366	4,764	602	12.6%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	1,398	692	706	102.0%
Interest credited to policyholder account balances	1,687	1,337	350	26.2%
Capitalization of DAC	(1,067)	(980)	(87)	(8.9)%
Amortization of DAC and VOBA	424	1,356	(932)	(68.7)%
Interest expense	—	2	(2)	(100.0)%
Other expenses	2,405	2,065	340	16.5%

Total operating expenses	4,847	4,472	375	8.4%

Provision for income tax expense (benefit)	182	99	83	83.8%

Operating earnings	$337	$193	$144	74.6%

In 2009, Retirement Products benefited from a flight to quality, which contributed to a 10% improvement in combined sales of our fixed and variable products and a 28% reduction in surrenders and withdrawals. Our variable annuity sales have out paced the industry, increasing our market share. Fixed annuity sales benefited from enhanced marketing on our income annuity with life contingency products, which increased our premium revenues by $262 million, or 73%, before income taxes. In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses. Our average policyholder account balances grew by $7.2 billion in 2009, primarily due to an increase in sales of fixed annuity products and more customers electing the fixed option on variable annuity sales. This has a favorable impact on earnings by increasing net investment income, which is somewhat offset by higher interest credited expense. Unfavorable market conditions resulted in poor investment performance, which outweighed the impact of higher variable annuity sales on our separate account balances causing the average separate account balance to remain lower than the previous year. This resulted in lower policy fees and other revenues which are based on daily asset balances in the policyholder separate accounts.

The improvement in the financial markets was the primary driver of the $144 million increase in operating earnings, with the largest impact resulting in a decrease in DAC, VOBA and DSI amortization of $655 million. The 2008 results reflected increased, or accelerated, amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined significantly in 2008, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization in 2008. Beginning in the second quarter of 2009, the market conditions began to improve and the market value of our separate account balances began to increase, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization in 2009.

Also contributing to the increase in operating earnings was an increase in net investment income of $321 million, which was primarily due to a $343 million increase from growth in average invested assets, partially offset by a $22 million decrease in yields. The increase in average invested assets was due to increased cash flows from the sales of fixed annuity products and more customers electing the fixed option on variable annuity sales, which were reinvested primarily in fixed maturity securities, other invested assets and mortgage loans. Yields were adversely impacted by the severe downturn in the global financial markets which primarily impacted real estate joint ventures, fixed maturity securities and cash, cash equivalents and short-term investments. The moderate improvement in the equity markets in 2009 led to an increase in yields on other limited partnership interests and certain other invested assets, which partially offset the overall reduction in yields. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. As is typically the case with fixed annuity products, higher net investment income was somewhat offset by higher interest credited expense. Growth in our fixed annuity policyholder account balances increased interest credited expense by $177 million in 2009 and higher average crediting rates on fixed annuities increased interest credited expense by $37 million.

Operating earnings were negatively impacted by $348 million of operating losses related to the hedging programs for variable annuity minimum death and income benefit guarantees, which are not embedded derivatives, partially offset by a decrease in the liability established for these variable annuity guarantees. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, improvements in the equity markets, and higher interest rates produced operating losses on these hedging strategies in the current year. Our hedging strategies, which are a key part of our risk management, performed as anticipated. The decrease in annuity guarantee benefit liabilities was due to the improvement in the equity markets, higher interest rates and the annual unlocking of future market expectations.

Other expenses increased by $221 million primarily due to an increase of $122 million from the impact of market conditions on certain expenses. These expenses are largely comprised of reinsurance costs, pension and postretirement benefit expenses, and letter of credit fees. In addition, variable expenses, such as commissions and premium taxes, increased $76 million, the majority of which have been offset by DAC capitalization. The positive impact of our Operational Excellence initiative was reflected in lower information technology, travel, professional services and advertising expenses, but was more than offset by increases largely due to business growth.

Finally, policy fees and other revenues decreased by $100 million, mainly due to lower average separate account balances in the current year versus prior year.

Corporate Benefit Funding

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$2,561	$2,683	$(122)	(4.5)%
Universal life and investment-type product policy fees	176	227	(51)	(22.5)%
Net investment income	4,766	5,874	(1,108)	(18.9)%
Other revenues	239	359	(120)	(33.4)%

Total operating revenues	7,742	9,143	(1,401)	(15.3)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	4,797	4,977	(180)	(3.6)%
Interest credited to policyholder account balances	1,633	2,298	(665)	(28.9)%
Capitalization of DAC	(14)	(18)	4	22.2%
Amortization of DAC and VOBA	15	29	(14)	(48.3)%
Interest expense	3	2	1	50.0%
Other expenses	484	476	8	1.7%

Total operating expenses	6,918	7,764	(846)	(10.9)%

Provision for income tax expense (benefit)	273	466	(193)	(41.4)%

Operating earnings	$551	$913	$(362)	(39.6)%

Corporate Benefit Funding benefited in certain markets in 2009 as a flight to quality helped drive our increase in market share, especially in the structured settlement business, where we experienced a 53% increase in premiums. Our pension closeout business in the United Kingdom continues to expand and experienced premium growth during 2009 of almost $400 million, or 105% before income taxes. However, this growth was more than offset by a decline in our domestic pension closeout business driven by unfavorable market conditions and regulatory changes. A combination of poor equity returns and lower interest rates have contributed to pension plans being under funded, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. Our customers’ plans funded status may be affected by a variety of factors, including the ongoing phased implementation of the Pensions Protection Act of 2006. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium earned.

Market conditions also contributed to a lower demand for several of our investment-type products. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”) based contracts, experienced the most significant impact from the volatile market conditions. As companies seek greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. In addition, unfavorable market conditions continued to impact the demand for global guaranteed interest contracts, a type of funding agreement.

Policyholder account balances for our investment-type products were down by approximately $10 billion during 2009, as issuances were more than offset by scheduled maturities. However, due to the timing of issuances and maturities, the average policyholder account balances and liabilities increased from 2008 to 2009. The impact of the decrease in policyholder account balances resulted in lower net investment income, which was somewhat offset by lower interest credited expense.

The primary driver of the $362 million decrease in operating earnings was lower net investment income of $720 million reflecting a $732 million decrease from lower yields and a $12 million increase due to growth in average invested assets. Yields were adversely impacted by the severe downturn in the global financial markets which impacted real estate joint ventures, fixed maturity securities, other invested assets and mortgage loans. In addition, income from our securities lending program decreased, primarily due to the smaller size of the program during the year. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury, agency and government guaranteed securities and, to a lesser extent, certain other invested asset classes including real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. For our shorter-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these investments have moved consistent with the underlying market indices, primarily LIBOR and Treasury, on which they are based. The growth in the average invested asset base is consistent with the increase in the average policyholder account balances and liabilities.

As many of our products are interest spread-based, the lower net investment income was somewhat offset by lower net interest credited expense of $382 million. The decrease in interest credited expense is attributed to $438 million from lower crediting rates. Crediting rates have moved consistent with the underlying market indices, primarily LIBOR, on which they are based. The increase in the average policyholder account balances resulted in a $56 million increase in interest credited expense.

The year over year decline in operating earnings was also due in part to lower other revenues as the prior year benefited by $44 million in fees for the cancellation of a bank owned life insurance stable value wrap policy combined with the surrender of a global guaranteed interest contract. In addition, a refinement to a reinsurance recoverable in the small business record keeping line of business in the latter part of 2009 also contributed $20 million to the decrease in operating earnings.

Current year results benefited from favorable liability refinements as compared to unfavorable liability refinements in 2008, as well as improved mortality experience in the current year, all in the pension closeouts business. These items improved 2009 operating earnings by approximately $90 million. Other products generated mortality gains or losses; however, the net change did not have a material impact on our year over year results.

Although our other expenses only increased marginally and are not a significant driver of the decrease in operating earnings, the general themes associated with the increase are consistent with those factors discussed above in the discussion of our consolidated results of operations. Market conditions triggered an increase in our pension and postretirement benefit expenses of $27 million. In addition, variable expenses, such as commissions and premium taxes, have increased $8 million. These increases were partially offset by a decrease of $30 million, primarily in information technology, travel and professional services expenses, all of which were largely due to our Operational Excellence initiative.

Auto & Home

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$2,902	$2,971	$(69)	(2.3)%
Net investment income	180	186	(6)	(3.2)%
Other revenues	33	38	(5)	(13.2)%

Total operating revenues	3,115	3,195	(80)	(2.5)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	1,932	1,924	8	0.4%
Capitalization of DAC	(435)	(444)	9	2.0%
Amortization of DAC and VOBA	436	454	(18)	(4.0)%
Other expenses	764	794	(30)	(3.8)%

Total operating expenses	2,697	2,728	(31)	(1.1)%

Provision for income tax expense (benefit)	96	104	(8)	(7.7)%

Operating earnings	$322	$363	$(41)	(11.3)%

Auto & Home was negatively impacted in 2009 by a declining housing market, the deterioration of the new auto sales market and the continuation of credit availability issues, all of which contributed to a decrease in insured exposures in 2009. Average premiums per policy increased slightly for our homeowners’ policies but decreased for auto policies, primarily as a result of a business shift in insured exposures by state. In particular, we experienced a large decrease in earned exposures in Massachusetts, whose market was impacted by a regulatory change, which resulted in a marked increase in competition.

A return to more normal weather conditions in 2009 resulted in fewer, and less severe, catastrophe events than in 2008. This was more than offset by an increase in both non-catastrophe claim frequencies and non-catastrophe claim severities in 2009.

Mixed claim experience and the impact of lower exposures were the primary drivers of the $41 million decrease in operating earnings. While we had a $90 million decrease in catastrophe related losses compared to the prior year, we also recorded $68 million less of a benefit in 2009 from favorable development of prior year non-catastrophe losses. Current year claim costs rose primarily as a result of a $29 million increase in claim frequency from both our auto and homeowners products. In addition, we had a $15 million net increase in claim severity, stemming from higher severity in our auto line of business that was partially offset by lower severity in our homeowners line of business. In 2009, we experienced a decline in insured exposures, which contributed approximately $16 million to the decrease in operating earnings. While this decrease in exposures had a positive impact on the amount of claims, it was more than offset by the negative impact on premiums. The decrease in exposures is largely attributable to slightly higher non-renewal rates, partially offset by greater sales of new policies. Also contributing to the decline in earnings was a decrease of $9 million in the average premium per policy, which is primarily due to a shift in earned exposures to lower average premium states and an increase of $10 million in loss adjustment expenses, primarily related to a decrease in unallocated loss adjusting expense liabilities at the end of 2008.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 88.9% in 2009 from 83.1% in 2008 and the unfavorable change in the combined ratio, including catastrophes, to 92.3% in 2009 from 91.2% in 2008.

A $25 million decrease in other expenses, including the net change in DAC, partially offset the declines in operating earnings discussed above. This improvement resulted from decreases in sales related expenses and from minor fluctuations in a number of expense categories, a portion of which is due to our Operational Excellence initiative.

Also contributing to the decrease in operating earnings was a decline in net investment income of $4 million which was primarily due to a $9 million decrease from a decline in average invested assets, partially offset by an increase of $5 million due to improved yields.

International

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$3,187	$3,470	$(283)	(8.2)%
Universal life and investment-type product policy fees	1,061	1,095	(34)	(3.1)%
Net investment income	1,193	1,180	13	1.1%
Other revenues	14	18	(4)	(22.2)%

Total operating revenues	5,455	5,763	(308)	(5.3)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	2,660	3,185	(525)	(16.5)%
Interest credited to policyholder account balances	581	171	410	239.8%
Capitalization of DAC	(630)	(798)	168	21.1%
Amortization of DAC and VOBA	415	381	34	8.9%
Interest expense	8	9	(1)	(11.1)%
Other expenses	1,797	2,079	(282)	(13.6)%

Total operating expenses	4,831	5,027	(196)	(3.9)%

Provision for income tax expense (benefit)	161	257	(96)	(37.4)%

Operating earnings	$463	$479	$(16)	(3.3)%

An improvement in the global financial markets has contributed to a recovery of sales in the majority of our International regions and has resulted in improved investment performance in some regions during the second half of 2009. Sales in our Asia Pacific region are down primarily from a decrease in variable annuity sales in Japan, primarily as a result of pricing actions we took during the latter half of 2009. This decline was somewhat offset by growth in South Korea’s fixed annuities product and an increase of variable universal life sales, which are indications that markets are beginning to recover. We experienced growth in the pension, group life, and medical businesses of our Latin America region, specifically in Mexico. Our EMEI region continues to have strong growth in the European variable annuity business. As we continue to focus on our business in India, we have made significant investments in our distribution capabilities.

The reduction in operating earnings includes the adverse impact of changes in foreign currency exchange rates in 2009 as the U.S. Dollar strengthened against the various foreign currencies. This decreased operating earnings by $99 million in 2009 relative to 2008. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $83 million, or 22%, from the prior year. This increase was primarily driven by higher operating earnings of $184 million in our Asia Pacific region, while operating earnings from our Latin America and EMEI regions decreased by $83 million and $18 million, respectively.

Asia Pacific Region.  Improving financial market conditions was the primary driver of the increase in operating earnings. Net investment income in the region increased by $422 million due to an increase of $278 million from improved yields on our investment portfolio, $111 million from the change in results of operating joint ventures, and $33 million from an increase in average invested assets. The increase in yields was primarily due to higher income of $277 million on the trading securities portfolio, stemming from equity markets experiencing some recovery in 2009. As our trading securities portfolio backs unit-linked policyholder liabilities, this increase in income was entirely offset by a corresponding increase in interest credited expense. The income of the Japan joint venture improved by $103 million due to favorable investment results and lower amortization of

DAC and VOBA. The decrease in DAC and VOBA amortization was primarily due to an increase in the market value of the joint venture’s separate account balances, which is directly tied to the improving financial markets. A factor that determines the amount of DAC and VOBA amortization is expected future fees earned on separate account balances. Since the market value of separate account balances have increased, it is expected that future earnings on this block of business will be higher than previously anticipated. As a result, the amortization of DAC and VOBA was less in the current year.

Operating earnings in this region also benefited from higher surrender charges of $16 million. Difficult economic conditions in Korea during the first half of the year resulted in a higher level of surrenders. Growth in our Japan reinsurance business and an increase in reinsurance rates contributed $21 million to the increase in operating earnings. In addition, the favorable impact of a reduction in the liability for our variable annuity guarantees contributed $22 million to operating earnings. The change in the liability was primarily due to an increase in separate account balances in the Japan joint venture. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize DAC. Because separate account balances have had positive returns relative to the prior year, current estimates of future benefits are lower than that previously projected which resulted in a decrease in this liability in the current period. Partially offsetting these increases, higher DAC amortization of $49 million resulted from business growth and favorable investment results.

Latin America Region.  The decrease in operating earnings was primarily driven by lower net investment income. Net investment income decreased by $297 million due to a decrease of $383 million from lower yields, partially offset by an increase of $86 million due to an increase in average invested assets. The decrease in yields was due, in part, to the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed fixed maturity securities. This decrease was partially offset by a reduction of $221 million in the related insurance liability primarily due to lower inflation. The increase in net investment income attributable to an increase in average invested assets was primarily due to business growth and, as such, was largely offset by increases in policyholder benefits and interest credited expense.

Higher claim experience in Mexico resulted in a $45 million decline in operating earnings. The nationalization and reform of the pension business in Argentina impacted both the current year and prior year earnings, resulting in a net $36 million decline in operating earnings. In addition, operating earnings decreased due to a net income tax increase of $8 million in Mexico, resulting from a change in assumption regarding the repatriation of earnings, partially offset by the favorable impact of a lower effective tax rate in 2009.

Partially offsetting these decreases in operating earnings was the combination of growth in Mexico’s individual and institutional businesses and higher premium rates in its institutional business, which increased operating earnings by $51 million. Pesification in Argentina impacted both the current year and prior year earnings, resulting in a net $73 million increase in operating earnings. This benefit was largely due to a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina resulting in a liability release. Lower expenses of $8 million resulted primarily from the impact of operational efficiencies achieved through our Operational Excellence initiative.

EMEI Region.  The impact of foreign currency transaction gains and a tax benefit, both of which occurred in the prior year, contributed $12 million to the decline in operating earnings. Our investment of $9 million in our distribution capability and growth initiatives in 2009 also reduced operating earnings. There was an increase in net investment income of $76 million, which was due to an increase of $65 million from an improvement in yields and $11 million from an increase in average invested assets. The increase in yields was primarily due to favorable results on the trading securities portfolio, stemming from the equity markets experiencing some recovery in 2009. As our trading portfolio backs unit-linked policyholder liabilities, the trading portfolio results were entirely offset by a corresponding increase in interest credited expense. The increase in net investment income attributable to an increase in average invested assets was primarily due to business growth and was largely offset by increases in policyholder benefits and interest credited expense, also due to business growth.

Banking, Corporate & Other

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Operating Revenues
Premiums	$19	$27	$(8)	(29.6)%
Net investment income	477	808	(331)	(41.0)%
Other revenues	1,092	184	908	493.5%

Total operating revenues	1,588	1,019	569	55.8%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	4	46	(42)	(91.3)%
Interest credited to policyholder account balances	—	7	(7)	(100.0)%
Interest credited to bank deposits	163	166	(3)	(1.8)%
Capitalization of DAC	—	(3)	3	(100.0)%
Amortization of DAC and VOBA	3	5	(2)	(40.0)%
Interest expense	1,027	1,033	(6)	(0.6)%
Other expenses	1,336	699	637	91.1%

Total operating expenses	2,533	1,953	580	29.7%

Provision for income tax expense (benefit)	(617)	(495)	(122)	(24.6)%

Operating earnings	(328)	(439)	111	25.3%
Preferred stock dividends	122	125	(3)	(2.4)%

Operating earnings available to common shareholders	$(450)	$(564)	$114	20.2%

Banking, Corporate & Other recognized the full year impact of our forward and reverse residential mortgage platform acquisitions, a strong residential mortgage refinance market, healthy growth in the reverse mortgage arena, and a favorable interest spread environment. Our forward and reverse residential mortgage production of $37.4 billion in 2009 is up 484% compared to 2008 production. The increase in mortgage production drove higher investments in residential mortgage loans held-for-sale and mortgage servicing rights. At December 31, 2009, our residential mortgage loans servicing portfolio was $64.1 billion comprised of agency (FNMA, FHLMC, and GNMA) portfolios. Transaction and time deposits, which provide a relatively stable source of funding and liquidity and are used to fund loans and fixed income securities purchases, grew 48% in 2009 to $10.2 billion. Borrowings decreased 10% in 2009 to $2.4 billion. During 2009, we participated in the Federal Reserve Bank of New York Term Auction Facility, which provided short term liquidity with low funding costs.

In response to the economic crisis and unusual financial market events that occurred in 2008 and continued into 2009, we decided to utilize excess debt capacity. The Holding Company completed three debt issuances in 2009. The Holding Company issued $397 million of floating rate senior notes in March 2009, $1.3 billion of senior notes in May 2009, and $500 million of junior subordinated debt securities in July 2009. In February 2009, in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005, the Holding Company issued common stock for $1.0 billion. The proceeds from these equity and debt issuances were used for general corporate purposes and have resulted in increased investments and cash and cash equivalents held within Banking, Corporate & Other.

Operating earnings available to common shareholders improved by $114 million, of which $254 million was due to MetLife Bank and its acquisitions of a residential mortgage origination and servicing business and a reverse mortgage business, both during 2008. Excluding the impact of MetLife Bank, our operating earnings available to common shareholders decreased $140 million, primarily due to lower net investment income, partially offset by the impact of a lower effective tax rate. The lower effective tax rate provided an increased benefit of $139 million from the prior year. This benefit was the result of a partial settlement of certain prior year tax audit issues and increased utilization of tax preferenced investments, which provide tax credits and deductions.

Excluding a $68 million increase from MetLife Bank, net investment income decreased $283 million, which was primarily due a decrease of $287 million due to lower yields, partially offset by an increase of $4 million due to an increase in average invested assets. Consistent with the consolidated results of operations discussion above, yields were adversely impacted by the severe downturn in the global financial markets, which primarily impacted fixed maturity securities and real estate joint ventures. The increased average invested asset base was due to cash flows from debt issuances during 2009. Our investments primarily include structured finance securities, investment grade corporate fixed maturity securities, U.S. Treasury, agency and government guaranteed fixed maturity securities and mortgage loans. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures and equity securities.

After excluding the impact of a $394 million increase from MetLife Bank, other expenses increased by $20 million. Deferred compensation costs, which are tied to equity market performance, were higher due to a significant market rebound. We also had an increase in costs associated with the implementation of our Operational Excellence initiative. These increases were partially offset by lower postemployment related costs and corporate-related expenses, specifically legal costs. Legal costs were lower largely due to the prior year commutation of asbestos policies. In addition, interest expense declined slightly as a result of rate reductions on variable rate collateral financing arrangements offset by debt issuances in 2009 and 2008.

Consolidated Results of Operations

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Revenues
Premiums	$25,914	$22,970	$2,944	12.8%
Universal life and investment-type product policy fees	5,381	5,238	143	2.7%
Net investment income	16,291	18,057	(1,766)	(9.8)%
Other revenues	1,586	1,465	121	8.3%
Net investment gains (losses)	1,812	(578)	2,390	413.5%

Total revenues	50,984	47,152	3,832	8.1%

Expenses
Policyholder benefits and claims and policyholder dividends	29,188	25,506	3,682	14.4%
Interest credited to policyholder account balances	4,788	5,461	(673)	(12.3)%
Interest credited to bank deposits	166	200	(34)	(17.0)%
Capitalization of DAC	(3,092)	(3,064)	(28)	(0.9)%
Amortization of DAC and VOBA	3,489	2,250	1,239	55.1%
Interest expense	1,051	897	154	17.2%
Other expenses	10,333	10,122	211	2.1%

Total expenses	45,923	41,372	4,551	11.0%

Income before provision for income tax	5,061	5,780	(719)	(12.4)%
Provision for income tax expense (benefit)	1,580	1,675	(95)	(5.7)%

Income (loss) from continuing operations, net of income tax	3,481	4,105	(624)	(15.2)%
Income (loss) from discontinued operations, net of income tax	(203)	360	(563)	(156.4)%

Net income (loss)	3,278	4,465	(1,187)	(26.6)%
Less: Net income (loss) attributable to noncontrolling interests	69	148	(79)	(53.4)%

Net income (loss) attributable to MetLife, Inc.	3,209	4,317	(1,108)	(25.7)%
Less: Preferred stock dividends	125	137	(12)	(8.8)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$3,084	$4,180	$(1,096)	(26.2)%

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2008, MetLife’s income (loss) from continuing operations, net of income tax, decreased $624 million to $3.5 billion from $4.1 billion in the comparable 2007 period. The year over year change was predominantly due to a $1.9 billion decrease in operating earnings available to common shareholders. Partially offsetting this decline was a $1.1 billion favorable change in net investment gains (losses) to gains of $644 million, net of related adjustments, in 2008 from losses of $438 million, net of related adjustments, in 2007.

Beginning in the third quarter of 2008, there was unprecedented disruption and dislocation in the global financial markets that caused extreme volatility in the equity, credit and real estate markets. This adversely impacted net investment income as market yields decreased and portfolio yields decreased from an increased allocation to lower yielding, more liquid investments. The adverse impact on net investment gains (losses) from increased impairments and credit-related realized losses was more than offset by favorable market value changes in derivative instruments.

The increase in net investment gains of $1.1 billion, net of related adjustments, was primarily driven by increased gains on freestanding derivatives, partially offset by increased losses on embedded derivatives primarily associated with variable annuity minimum benefit guarantees, and increased impairment losses on fixed maturity securities and equity securities. The increased gains on freestanding derivatives were from certain interest sensitive derivatives that are economic hedges of certain invested assets and liabilities; gains from foreign currency derivatives primarily due to the U.S. Dollar strengthening; and gains from equity and interest rate derivatives that are economic hedges of embedded derivatives. Losses on embedded derivatives increased and were driven by declining interest rates and poor equity market performance, and were net of gains attributable to a widening in the Company’s own credit spread. The gains on freestanding derivatives hedging these embedded derivative risks substantially offset the change in the liabilities attributable to market factors, excluding the adjustment for the change in the Company’s own credit spread, which is not hedged. The increased impairment losses on fixed maturity and equity securities were primarily associated with financial services industry holdings due to the stress in the global financial markets, as well as other credit-related impairments due to the lack of intent to hold or uncertainty on intent to hold certain securities until recovery of market value declines.

Operating earnings available to common shareholders decreased by $1.9 billion to $2.7 billion in 2008 from $4.6 billion in 2007.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2008

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$2,195	$382	$(97)	$275	$553	$173	$3,481
Less: Net investment gains (losses)	1,558	901	(1,629)	(134)	169	947	1,812
Less: Other adjustments to continuing operations	(193)	(612)	74	—	52	17	(662)
Less: Provision for income tax (expense) benefit	(480)	(100)	545	46	(147)	(352)	(488)

Operating earnings	$1,310	$193	$913	$363	$479	(439)	2,819

Less: Preferred stock dividends						125	125

Operating earnings available to common shareholders						$(564)	$2,694

Year Ended December 31, 2007

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,177	$935	$675	$436	$621	$261	$4,105
Less: Net investment gains (losses)	(121)	104	(677)	15	56	45	(578)
Less: Other adjustments to continuing operations	(176)	(32)	(156)	—	32	15	(317)
Less: Provision for income tax (expense) benefit	100	(26)	298	(5)	(35)	(39)	293

Operating earnings	$1,374	$889	$1,210	$426	$568	240	4,707

Less: Preferred stock dividends						137	137

Operating earnings available to common shareholders						$103	$4,570

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2008

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$26,754	$5,630	$7,559	$3,061	$6,001	$1,979	$50,984
Less: Net investment gains (losses)	1,558	901	(1,629)	(134)	169	947	1,812
Less: Adjustments related to net investment gains (losses)	18	—	—	—	—	—	18
Less: Other adjustments to revenues	(1)	(35)	45	—	69	13	91

Total operating revenues	$25,179	$4,764	$9,143	$3,195	$5,763	$1,019	$49,063

Total expenses	$23,418	$5,049	$7,735	$2,728	$5,044	$1,949	$45,923
Less: Adjustments related to net investment gains (losses)	262	577	—	—	—	—	839
Less: Other adjustments to expenses	(52)	—	(29)	—	17	(4)	(68)

Total operating expenses	$23,208	$4,472	$7,764	$2,728	$5,027	$1,953	$45,152

Year Ended December 31, 2007

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Total revenues	$24,005	$5,338	$7,600	$3,220	$5,418	$1,571	$47,152
Less: Net investment gains (losses)	(121)	104	(677)	15	56	45	(578)
Less: Adjustments related to net investment gains (losses)	(12)	—	—	—	—	—	(12)
Less: Other adjustments to revenues	(81)	(31)	(148)	—	(2)	(9)	(271)

Total operating revenues	$24,219	$5,265	$8,425	$3,205	$5,364	$1,535	$48,013

Total expenses	$22,214	$3,908	$6,592	$2,640	$4,590	$1,428	$41,372
Less: Adjustments related to net investment gains (losses)	62	22	—	—	—	—	84
Less: Other adjustments to expenses	21	(21)	8	—	(34)	(24)	(50)

Total operating expenses	$22,131	$3,907	$6,584	$2,640	$4,624	$1,452	$41,338

Unprecedented disruption and dislocation in the global financial markets caused extreme volatility in the equity, credit and real estate markets during 2008. Consequently, we experienced decreasing yields on our investment portfolio and, in response to the extraordinary market conditions, we increased our allocation to lower yielding, more liquid investments, causing a $1.4 billion decline in net investment income. This decline was partially offset by growth in average invested assets calculated excluding unrealized gains and losses. The adverse yield impact was concentrated in the following four invested asset classes:

•	Other limited partnership interests — primarily due to the lack of liquidity and credit in the financial markets, as well as unprecedented investor redemptions in an environment with steep declines in the public equity and debt markets;
•	Cash, cash equivalents and short-term investments — primarily due to declines in short-term interest rates;
•	Fixed maturity securities — primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding, higher quality, U.S. government and agency securities, to increase liquidity in response to the extraordinary market conditions; and
•	Real estate joint ventures — primarily due to declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by real estate development joint ventures.

As many of our products are interest spread-based, the lower net investment income was significantly offset by lower interest credited expense on our investment and insurance products. In addition to its impact on net investment income, the volatile market environment also negatively impacted operating earnings through an increase in DAC amortization, most significantly in the Retirement Products segment. The acceleration of amortization stemmed primarily as a result of the decline in the market value of our separate account balances, which is directly tied to the financial markets. Lower separate account balances also resulted in a decrease in policy fees and other revenues.

Unfavorable mortality experience in the group and individual life businesses and unfavorable claims experience in the non-medical health and other business reduced operating earnings in our Insurance Products segment. Also contributing to the decrease in operating earnings available to common shareholders was the impact of significant weather-related catastrophe losses, which were somewhat offset by lower non-catastrophe losses in our Auto & Home segment. Lastly, the implementation of our Operational Excellence initiative resulted in higher postemployment costs in Banking, Corporate & Other.

Higher earnings from our dental business as well as from our businesses in the Latin America and Asia Pacific regions partially offset the unfavorable impacts discussed above. In addition, our banking acquisitions in 2008, discussed under “Acquisitions and Dispositions,” improved operating earnings available to common shareholders in Banking, Corporate & Other.

Insurance Products

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$16,402	$15,269	$1,133	7.4%
Universal life and investment-type product policy fees	2,171	2,061	110	5.3%
Net investment income	5,787	6,079	(292)	(4.8)%
Other revenues	819	810	9	1.1%

Total operating revenues	25,179	24,219	960	4.0%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	18,183	17,001	1,182	7.0%
Interest credited to policyholder account balances	930	1,037	(107)	(10.3)%
Capitalization of DAC	(849)	(885)	36	4.1%
Amortization of DAC and VOBA	743	727	16	2.2%
Interest expense	5	10	(5)	(50.0)%
Other expenses	4,196	4,241	(45)	(1.1)%

Total operating expenses	23,208	22,131	1,077	4.9%

Provision for income tax expense (benefit)	661	714	(53)	(7.4)%

Operating earnings	$1,310	$1,374	$(64)	(4.7)%

Extreme volatility in the equity, credit and real estate markets resulted in decreasing yields on our investment portfolio causing net investment income to decline by $190 million despite growth in average invested assets. The market environment had its most significant impact on other limited partnership interests, real estate joint ventures and fixed maturity securities. Net investment income from the general account portion of investment-type products, including variable universal life, group life and certain non-medical health products decreased by $135 million, while other businesses, including traditional life, decreased by $55 million.

As many of our products are interest spread-based, the lower net investment income was significantly offset by lower interest credited expense on our investment and insurance products, reducing its impact on operating earnings which declined $64 million compared to 2007. Also contributing to the decline in operating earnings was unfavorable mortality experience in the group and individual life businesses, unfavorable claims experience in the non-medical health business and the resulting impact of the decline in the financial markets on separate account balances. Such decreases were partially offset by higher earnings in the dental and group term life businesses, including the favorable impact on the year over year variance of the adoption of new accounting guidance for DAC on internal replacements of insurance contracts in the prior year.

Retirement Products

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$361	$339	$22	6.5%
Universal life and investment-type product policy fees	1,870	2,005	(135)	(6.7)%
Net investment income	2,365	2,740	(375)	(13.7)%
Other revenues	168	181	(13)	(7.2)%

Total operating revenues	4,764	5,265	(501)	(9.5)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	692	605	87	14.4%
Interest credited to policyholder account balances	1,337	1,321	16	1.2%
Capitalization of DAC	(980)	(932)	(48)	(5.2)%
Amortization of DAC and VOBA	1,356	822	534	65.0%
Interest expense	2	3	(1)	(33.3)%
Other expenses	2,065	2,088	(23)	(1.1)%

Total operating expenses	4,472	3,907	565	14.5%

Provision for income tax expense (benefit)	99	469	(370)	(78.9)%

Operating earnings	$193	$889	$(696)	(78.3)%

The unprecedented disruption and dislocation in the global financial markets that began in the third quarter of 2008 negatively impacted many aspects of our business resulting in a $696 million decrease in operating earnings, despite new sales and deposits which continue to grow consistent with expectations.

The largest impact resulting from the challenging market conditions was an increase in DAC and DSI amortization of $385 million. The acceleration of amortization resulted primarily from the decline in the market value of our separate account balances, which is directly tied to the financial markets. A factor that determines the amount of amortization is expected future earnings, which in this annuity business are derived, in part, from fees earned on separate account balances. In 2008, projection of separate account fees were reduced and as a result, we recognized more amortization in the current period. The lower market value of our separate account balances also resulted in a $96 million decrease in policy fees and other revenues. Policy fees from variable investment-type products are typically calculated as a percentage of the daily asset balance in the policyholder accounts. The value of these assets can fluctuate depending on performance of the equity markets.

Also contributing to the decrease in operating earnings was a decline in net investment income of $244 million, which was primarily due to decreasing yields on our investment portfolio and an increased allocation to lower yielding more liquid investments in response to the extraordinary market conditions. Yields were adversely impacted by the severe downturn in the global financial markets which impacted other limited partnership interests, and cash, cash equivalents and short-term investments.

Partially offsetting the market-related declines was $15 million of lower expenses. A decrease in non-deferrable volume related expenses was partially offset by the impact of revisions to certain pension and postretirement liabilities in 2008. The increase in the pension and postretirement liabilities was the result of a decline in the value of the assets supporting the liabilities. The decline in the asset value is also a direct impact of the volatile market conditions.

Corporate Benefit Funding

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$2,683	$1,265	$1,418	112.1%
Universal life and investment-type product policy fees	227	189	38	20.1%
Net investment income	5,874	6,636	(762)	(11.5)%
Other revenues	359	335	24	7.2%

Total operating revenues	9,143	8,425	718	8.5%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	4,977	3,365	1,612	47.9%
Interest credited to policyholder account balances	2,298	2,723	(425)	(15.6)%
Capitalization of DAC	(18)	(25)	7	28.0%
Amortization of DAC and VOBA	29	38	(9)	(23.7)%
Interest expense	2	6	(4)	(66.7)%
Other expenses	476	477	(1)	(0.2)%

Total operating expenses	7,764	6,584	1,180	17.9%

Provision for income tax expense (benefit)	466	631	(165)	(26.1)%

Operating earnings	$913	$1,210	$(297)	(24.5)%

Decreasing yields on our other limited partnership interests, real estate joint ventures and fixed maturity securities caused by the severe downturn in the global financial markets resulted in a $495 million decrease in net investment income, and was the primary reason for the $297 million decline in operating earnings.

As many of our products are interest spread-based, the lower net investment income was somewhat offset by lower interest credited expense on our investment-type contracts of $276 million. In addition, a charge of $75 million related to a liability refinement in the pension closeout business and an increase in interest credited on future policyholder benefits, which is consistent with an aging block of business, contributed to the decline in operating earnings. Such declines were partially offset by fees earned of $28 million on the surrender of a global funding agreement contract in 2008.

Auto & Home

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$2,971	$2,966	$5	0.2%
Net investment income	186	196	(10)	(5.1)%
Other revenues	38	43	(5)	(11.6)%

Total operating revenues	3,195	3,205	(10)	(0.3)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	1,924	1,811	113	6.2%
Capitalization of DAC	(444)	(471)	27	5.7%
Amortization of DAC and VOBA	454	468	(14)	(3.0)%
Other expenses	794	832	(38)	(4.6)%

Total operating expenses	2,728	2,640	88	3.3%

Provision for income tax expense (benefit)	104	139	(35)	(25.2)%

Operating earnings	$363	$426	$(63)	(14.8)%

Significant weather-related catastrophe losses in the second and third quarters of 2008 were the primary cause for the $63 million decline in operating earnings and resulted in an unfavorable change in the combined ratio, including catastrophes, to 91.2% in 2008 from 88.4% in 2007. Such losses were partially offset by a decrease in non-catastrophe losses due to lower severities in the auto line of business, offset somewhat by higher frequencies in the homeowners line of business, which is reflected in the favorable change in the combined ratio, excluding catastrophes, to 83.1% in 2008 from 86.3% in 2007.

In addition, net investment income decreased by $7 million primarily due to decreasing yields, partially offset by growth in average invested assets. Yields were adversely impacted by the severe downturn in the global financial markets which impacted other limited partnership interests and fixed maturity securities.

Finally, earned premiums were impacted by a modest increase in exposures, a decrease in the cost of reinsurance, and a decline in average earned premium per policy.

International

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$3,470	$3,096	$374	12.1%
Universal life and investment-type product policy fees	1,095	995	100	10.1%
Net investment income	1,180	1,249	(69)	(5.5)%
Other revenues	18	24	(6)	(25.0)%

Total operating revenues	5,763	5,364	399	7.4%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	3,185	2,521	664	26.3%
Interest credited to policyholder account balances	171	354	(183)	(51.7)%
Capitalization of DAC	(798)	(743)	(55)	(7.4)%
Amortization of DAC and VOBA	381	309	72	23.3%
Interest expense	9	3	6	200.0%
Other expenses	2,079	2,180	(101)	(4.6)%

Total operating expenses	5,027	4,624	403	8.7%

Provision for income tax expense (benefit)	257	172	85	49.4%

Operating earnings	$479	$568	$(89)	(15.7)%

The reduction in operating earnings includes the adverse impact of changes in foreign currency exchange rates, which decreased operating earnings by $11 million relative to 2007. Excluding the impact of changes in foreign currency exchange rates, operating earnings decreased by $78 million, or 14%, from the comparable 2007 period. This decrease was primarily driven by difficult financial market conditions in Japan, which adversely impacted investment results and increased DAC amortization relative to the prior year, as well as the impact of pension reform in Argentina in 2007 and the nationalization of this business in 2008, which favorably impacted the prior year results relative to the current year. Partially offsetting these decreases, the International segment benefited from the favorable impact of higher inflation rates on inflation-indexed investments in Chile, as well as business growth in the Latin America and Asia Pacific regions.

Banking, Corporate & Other

	Years Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Operating Revenues
Premiums	$27	$35	$(8)	(22.9)%
Net investment income	808	1,428	(620)	(43.4)%
Other revenues	184	72	112	155.6%

Total operating revenues	1,019	1,535	(516)	(33.6)%

Operating Expenses
Policyholder benefits and claims and policyholder dividends	46	46	—	—%
Interest credited to policyholder account balances	7	—	7	—%
Interest credited to bank deposits	166	200	(34)	(17.0)%
Capitalization of DAC	(3)	(8)	5	62.5%
Amortization of DAC and VOBA	5	11	(6)	(54.5)%
Interest expense	1,033	875	158	18.1%
Other expenses	699	328	371	113.1%

Total operating expenses	1,953	1,452	501	34.5%

Provision for income tax expense (benefit)	(495)	(157)	(338)	(215.3)%

Operating earnings	(439)	240	(679)	(282.9)%
Preferred stock dividends	125	137	(12)	(8.8)%

Operating earnings available to common shareholders	$(564)	$103	$(667)	(647.6)%

As a result of the extraordinary market conditions that began in late 2008, we experienced decreasing yields on our other limited partnership interests and cash, cash equivalents and short-term investments. The decreased yields resulted in a $403 million decrease in investment results, despite the positive impact of a higher asset base resulting from the investment of a portion of the proceeds from debt issuances in 2008 and late 2007. These lower investment results were the primary driver of the $667 million decline in operating earnings available to common shareholders as compared to 2007.

Increases in interest expense, corporate expenses and legal costs also contributed to the decline in operating earnings (loss). Higher interest expense was the result of the various debt issuances in 2008 and late 2007. The implementation of our Operational Excellence initiative resulted in higher postemployment related costs. In addition, corporate support expenses, including incentive compensation, rent, advertising, and information technology costs, were higher than in 2007. Lastly, legal costs were higher due primarily to the commutation of three asbestos-related excess insurance policies. The increases in these corporate expenses were partially offset by a reduction in deferred compensation costs.

Banking results improved operating earnings by $21 million primarily due to the acquisitions made by MetLife Bank in 2008. See Note 2 of the Notes to the Consolidated Financial Statements.

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

Investments

Investment Risks.  The Company’s primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to four primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates;

•	liquidity risk, relating to the diminished ability to sell certain investments in times of strained market conditions; and

•	market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads.

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

Current Environment.  Precipitated by housing sector weakness and severe market dislocations, the U.S. economy entered its worst post-war recession in January 2008. Most economists believe this recession ended in third quarter 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010. However, the expected recovery is weaker than normal, and the unemployment rate is expected to remain high for some time. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and many remain reliant upon government intervention and liquidity.

As a result of this unprecedented disruption and market dislocation, we have experienced both volatility in the valuation of certain investments and decreased liquidity in certain asset classes. Securities that are less liquid are more difficult to value and have fewer opportunities for disposal. Even some of our very high quality assets have been more illiquid for periods of time as a result of the recent challenging market conditions. These market conditions had also led to an increase in unrealized losses on fixed maturity and equity securities in recent quarters, particularly for residential and commercial mortgage-backed, asset-backed and corporate fixed maturity securities and within the Company’s financial services industry fixed maturity and equity securities holdings. During 2009, unrealized losses on fixed maturity and equity securities decreased from improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity.

Investment Outlook

Although we anticipate that the volatility in the equity, credit and real estate markets will moderate slightly in 2010, it could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the current market conditions, liquidity will be reinvested in a prudent manner and invested according to our ALM discipline in appropriate assets over time. Until the additional liquidity is reinvested, the Company will have a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability.

Composition of Investment Portfolio and Investment Portfolio Results

The following table illustrates the investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as net investment income for the portfolio as a whole:

	At and for the Years Ended December 31,
	2009	2008	2007
	(In millions)

Fixed Maturity Securities
Yield (1)	5.77%	6.40%	6.42%
Investment income (2)	$11,899	$12,403	$12,425
Investment (losses)	$(1,663)	$(1,953)	$(615)
Ending carrying value (2)	$230,026	$189,197	$233,115
Mortgage Loans
Yield (1)	5.38%	6.08%	6.56%
Investment income (3)	$2,735	$2,774	$2,648
Investment gains (losses)	$(442)	$(136)	$3
Ending carrying value	$50,909	$51,364	$46,154
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	(7.47)%	2.98%	10.29%
Investment income (losses)	$(541)	$217	$607
Investment gains (losses)	$(156)	$(9)	$59
Ending carrying value	$6,896	$7,586	$6,767
Policy Loans
Yield (1)	6.54%	6.22%	6.21%
Investment income	$648	$601	$572
Ending carrying value	$10,061	$9,802	$9,326
Equity Securities
Yield (1)	5.12%	5.25%	5.14%
Investment income	$175	$249	$244
Investment gains (losses)	$(399)	$(253)	$164
Ending carrying value	$3,084	$3,197	$5,911
Other Limited Partnership Interests
Yield (1)	3.22%	(2.77)%	27.09%
Investment income (losses)	$173	$(170)	$1,309
Investment gains (losses)	$(356)	$(140)	$16
Ending carrying value	$5,508	$6,039	$6,155
Cash and Short-Term Investments
Yield (1)	0.44%	1.62%	4.91%
Investment income	$94	$307	$424
Investment gains	$6	$3	$3
Ending carrying value	$18,486	$38,085	$12,505
Other Invested Assets (4), (5), (6), (7)
Investment income	$339	$279	$526
Investment gains (losses)	$(4,994)	$4,363	$(474)
Ending carrying value	$12,709	$17,248	$8,076
Total Investments
Gross investment income yield (1)	4.90%	5.68%	6.88%
Investment fees and expenses yield	(0.14)	(0.16)	(0.16)

Net Investment Income Yield	4.76%	5.52%	6.72%

Gross investment income	$15,522	$16,660	$18,755
Investment fees and expenses	(433)	(460)	(427)

Net Investment Income (4)	$15,089	$16,200	$18,328

Ending Carrying Value	$337,679	$322,518	$328,009

Gross investment gains	$1,549	$2,579	$1,386
Gross investment losses (6)	(1,842)	(2,084)	(1,710)
Writedowns (6)	(2,845)	(2,042)	(140)

Subtotal	$(3,138)	$(1,547)	$(464)
Derivatives not qualifying for hedge accounting (4), (6), (7)	(4,866)	3,422	(380)

Investment Gains (Losses) (4)	$(8,004)	$1,875	$(844)
Investment gains (losses) income tax benefit (provision)	2,876	(733)	280

Investment Gains (Losses), Net of Income Tax	$(5,128)	$1,142	$(564)

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average of quarterly ending assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $2,384 million, $946 million and $779 million at estimated fair value related to trading securities at December 31, 2009, 2008 and 2007, respectively. Fixed maturity securities include $400 million, ($193) million and $50 million of investment income related to trading securities for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Investment income from mortgage loans includes prepayment fees.

(4)	Net investment income and net investment gains (losses) presented in this yield table vary from the amounts presented in the GAAP consolidated statement of operations due to certain reclassifications made between net investment income and net investment gains (losses) as presented below.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Net investment income — per yield table above	$15,089	$16,200	$18,328
Real estate discontinued operations	(7)	(9)	(18)
Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting	(88)	(5)	(253)
Hedged embedded derivatives related to certain variable annuities with guarantees of consolidated entities and operating joint ventures	(156)	105	—

Net investment income — per consolidated statement of operations	$14,838	$16,291	$18,057

Investment gains (losses) — per yield table above	$(8,004)	$1,875	$(844)
Real estate discontinued operations	(8)	(8)	(13)
Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting	88	5	253
Interest credited to policyholder account balances — scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting	(4)	45	26
Hedged embedded derivatives related to certain variable annuities with guarantees of consolidated entities and operating joint ventures	156	(105)	—

Net investment gains (losses) — per consolidated statement of operations	$(7,772)	$1,812	$(578)

(5)	Other invested assets were principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values were included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the yield table.

(6)	The components of investment gains (losses) for the year-to-date ended December 31, 2008, are shown net of a realized gain under purchased credit default swaps that offsets losses incurred on certain fixed maturity securities.

(7)	Derivatives not qualifying for hedge accounting is comprised of amounts for freestanding derivatives of ($6,624) million, $6,072 million and ($59) million; and embedded derivatives of $1,758 million, ($2,650) million and ($321) million for the years ended December 31, 2009, 2008 and 2007, respectively.

See “— Consolidated Results of Operations — Year Ended December 31, 2009 compared with the Year Ended December 31, 2008 and Year Ended December 31, 2008 compared with the Year Ended December 31, 2007,” for an analysis of the period over period changes in net investment income and net investment gains (losses).

  Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $227.6 billion and $188.3 billion, or 67% and 58% of total cash and invested assets at estimated fair value, at December 31, 2009 and 2008, respectively. Publicly-traded fixed maturity securities represented $191.4 billion and $156.7 billion, or 84% and 83% of total fixed maturity securities at estimated fair value, at December 31, 2009 and 2008, respectively. Privately placed fixed maturity securities represented $36.2 billion and $31.6 billion, or 16% and 17% of total fixed maturity securities at estimated fair value, at December 31, 2009 and 2008, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.1 billion and $3.2 billion, or 0.9% and 1.0% of total cash and invested assets at estimated fair value, at December 31, 2009 and 2008, respectively. Publicly-traded equity securities represented $2.1 billion and $2.1 billion, or 68% and 66% of total equity securities at estimated fair value, at December 31, 2009 and 2008, respectively. Privately-held equity securities represented $1.0 billion and $1.1 billion, or 32% and 34% of total equity securities at estimated fair value, at December 31, 2009 and 2008, respectively.

Valuation of Securities.  We are responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading securities, as well as short-term securities is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. We review our valuation methodologies on an ongoing basis and ensure that any changes to valuation methodologies are justified. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity and ongoing confirmation that independent pricing services use, wherever possible, market-based parameters for valuation. We determine the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company also follows a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Such overrides are classified as Level 3. Despite the credit events prevalent in the current markets, including market dislocation, volatility in valuation of certain investments, and reduced levels of liquidity over the past few quarters, our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non- performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. Our estimates of liquidity and non-performance risks are generally based on available market evidence and on what other market participants would use. In the absence of such evidence, management’s best estimate is used. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol and pricing overrides were not material. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, we will review the estimated fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the fair value hierarchy. Security prices which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3. Even some of our very high quality invested assets have been more illiquid for periods of time as a result of the current market conditions.

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

Effective April 1, 2009, the Company adopted new accounting guidance that clarified existing guidance regarding (1) estimating the estimated fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. The Company’s valuation policies as described above and in “— Summary of Critical Accounting Estimates — Estimated Fair Values of Investments” already incorporated the key concepts from this additional guidance, accordingly, this guidance results in no material changes in our valuation policies. At April 1, 2009 and at each subsequent quarterly period in 2009, we evaluated the markets that our fixed maturity and equity securities trade in and in our judgment, despite the increased illiquidity discussed above, believe none of these fixed maturity and equity securities trading markets should be characterized as distressed and disorderly. We will continue to re-evaluate and monitor such fixed maturity and equity securities trading markets on an ongoing basis.

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	December 31, 2009
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$11,257	5.0%	$490	15.9%

Independent pricing source	171,217	75.2	394	12.8
Internal matrix pricing or discounted cash flow techniques	27,978	12.3	960	31.1

Significant other observable inputs (Level 2)	199,195	87.5	1,354	43.9

Independent pricing source	7,336	3.2	909	29.5
Internal matrix pricing or discounted cash flow techniques	7,089	3.1	254	8.2
Independent broker quotations	2,765	1.2	77	2.5

Significant unobservable inputs (Level 3)	17,190	7.5	1,240	40.2

Total estimated fair value	$227,642	100.0%	$3,084	100.0%

	December 31, 2009
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
Residential mortgage-backed securities (“RMBS”)	—	42,180	1,840	44,020
Foreign corporate securities	—	32,738	5,292	38,030
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
Commercial mortgage-backed securities (“CMBS”)	—	15,483	139	15,622
Asset-backed securities (“ABS”)	—	10,450	2,712	13,162
Foreign government securities	306	11,240	401	11,947
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	$11,257	$199,195	$17,190	$227,642

Equity Securities:
Common stock	$490	$995	$136	$1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	$490	$1,354	$1,240	$3,084

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2009 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (89.7%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and RMBS.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including newly issued agency-backed RMBS yet to be priced by independent sources, below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the year ended December 31, 2009, Level 3 fixed maturity securities decreased by $218 million, or 1.3%. Favorable estimated fair value changes recognized in other comprehensive income (loss) were partially offset by transfers out primarily concentrated in foreign corporate securities and to a lesser extent net sales and settlements in excess of purchases and realized and unrealized losses included in earnings. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving market conditions including the narrowing of credit spreads reflecting an improvement in liquidity, offset slightly by the effect of rising interest rates on such securities. The transfers out of Level 3 are described in the discussion following the rollforward table below. Net sales and settlements in excess of purchases of fixed maturity securities were concentrated in U.S. and foreign corporate securities. The realized and unrealized losses included in earnings were primarily due to OTTI credit losses, including OTTI credit losses on perpetual hybrid securities included in U.S. and foreign corporate securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2009 is as follows:

	Year Ended
	December 31, 2009
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, beginning of year	$17,408	$1,379
Total realized/unrealized gains (losses) included in:
Earnings	(924)	(359)
Other comprehensive income (loss)	3,252	492
Purchases, sales, issuances and settlements	(1,003)	(231)
Transfers in and/or out of Level 3	(1,543)	(41)

Balance, end of year	$17,190	$1,240

An analysis of transfers in and/or out of Level 3 for the year ended December 31, 2009 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of ($241) million and other comprehensive income (loss) of $169 million respectively, were incurred for transfers subsequent to their transfer to Level 3, for the year ended December 31, 2009.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were ($1,543) million for the year ended December 31, 2009, and was comprised of transfers in of $3,490 million and transfers out of ($5,033) million, respectively.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. During the year ended December 31, 2009, fixed maturity securities transfers out of Level 3 of $5,033 million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, primarily for U.S. and foreign corporate securities. During the year ended December 31, 2009, fixed maturity securities transfers into Level 3 of $3,490 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, fixed maturity securities going into default and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for U.S. and foreign corporate securities.

See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” The NAIC ratings are generally similar to the rating agency designations of the NRSRO for marketable fixed maturity securities. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e. rated “Baa3” or better by Moody’s or rated “BBB” or better by S&P and Fitch), by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e. rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch), by such rating organizations.

The NAIC adopted a revised rating methodology for non-agency RMBS that became effective December 31, 2009. The NAIC’s objective with the revised rating methodology for non-agency RMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS.

The following three tables present information about the Company’s fixed maturity securities holdings by credit quality ratings. Amounts presented for non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries at December 31, 2009 are based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations were based on availability of applicable ratings from those rating agencies on the NAIC acceptable rating organizations list. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at December 31, 2009 and 2008, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries at December 31, 2009, which are presented as described above:

		December 31,
		2009			2008
		Cost or	Estimated		Cost or	Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$151,391	$151,136	66.4%	$146,796	$137,125	72.9%
2	Baa	55,508	56,305	24.7	45,253	38,761	20.6
3	Ba	13,184	12,003	5.3	10,258	7,796	4.1
4	B	7,474	6,461	2.9	5,915	3,779	2.0
5	Caa and lower	1,809	1,425	0.6	1,192	715	0.4
6	In or near default	343	312	0.1	94	75	—

	Total fixed maturity securities	$229,709	$227,642	100.0%	$209,508	$188,251	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent ratings of the NAIC, that each designation is comprised of at December 31, 2009 and 2008, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries at December 31, 2009, which are presented as described above.

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2009
	1	2	3	4	5	6	Total
NAIC Rating					Caa and	In or Near	Estimated
Rating Agency Designation	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,848	$30,266	$6,319	$2,965	$616	$173	$72,187
RMBS	38,464	1,563	2,260	1,391	339	3	44,020
Foreign corporate securities	16,678	17,393	2,067	1,530	281	81	38,030
U.S. Treasury, agency and government guaranteed securities	25,447	—	—	—	—	—	25,447
CMBS	15,000	434	152	22	14	—	15,622
ABS	11,573	1,033	275	124	117	40	13,162
Foreign government securities	5,786	4,841	890	415	—	15	11,947
State and political subdivision securities	6,337	765	40	8	58	—	7,208
Other fixed maturity securities	3	10	—	6	—	—	19

Total fixed maturity securities	$151,136	$56,305	$12,003	$6,461	$1,425	$312	$227,642

Percentage of total	66.4%	24.7%	5.3%	2.9%	0.6%	0.1%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2008
NAIC Rating	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,403	$24,438	$4,891	$2,112	$399	$60	$63,303
RMBS	34,512	638	695	103	80	—	36,028
Foreign corporate securities	15,936	11,039	1,357	1,184	148	15	29,679
U.S. Treasury, agency and government guaranteed securities	21,310	—	—	—	—	—	21,310
MBS	12,486	81	59	7	11	—	12,644
ABS	9,393	1,037	35	16	42	—	10,523
Foreign government securities	8,030	1,049	713	357	4	—	10,153
State and political subdivision securities	4,002	479	46	—	30	—	4,557
Other fixed maturity securities	53	—	—	—	1	—	54

Total fixed maturity securities	$137,125	$38,761	$7,796	$3,779	$715	$75	$188,251

Percentage of total	72.9%	20.6%	4.1%	2.0%	0.4%	—%	100.0%

Fixed Maturity and Equity Securities Available-for-Sale. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity and Equity Securities Available-for-Sale” for tables summarizing the cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of fixed maturity and equity securities on a sector basis, and selected information about certain fixed maturity securities held by the Company that were below investment grade or non-rated, non-income producing, credit enhanced by financial guarantor insurers — by sector, and the ratings of the financial guarantor insurers providing the credit enhancement at December 31, 2009 and 2008.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio of any single issuer greater than 10% of the Company’s stockholders’ equity at December 31, 2009 and 2008.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary. See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Fixed Maturity Securities Available-for-Sale Concentrations” for a summary of the concentrations of credit risk related to fixed maturity securities holdings.

Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of the total investments. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity Securities Available-for-Sale Concentrations of Credit Risk (Fixed Maturity Securities) U.S. and Foreign Corporate Securities” for the tables that present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at December 31, 2009 and 2008.

Structured Securities.  The following table presents the types and portion rated Aaa/AAA, and portion rated NAIC 1 for RMBS and ABS backed by sub-prime mortgage loans, of structured securities the Company held at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

RMBS	$44,020	60.5%	$36,028	60.8%
CMBS	15,622	21.4	12,644	21.4
ABS	13,162	18.1	10,523	17.8

Total structured securities	$72,804	100.0%	$59,195	100.0%

Ratings profile:
RMBS rated Aaa/AAA (1)	$35,626	80.9%	$33,265	92.3%
RMBS rated NAIC 1 (2)	$38,464	87.4%	$34,512	95.8%
CMBS rated Aaa/AAA	$13,355	85.5%	$11,778	93.2%
ABS rated Aaa/AAA (1)	$9,354	71.1%	$7,934	75.4%
ABS rated NAIC 1 (2)	$11,573	87.9%	$9,393	89.3%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS (and for ABS — including RMBS backed by sub-prime mortgage loans) held by the Company’s domestic insurance subsidiaries. Non-agency RMBS (and for ABS — including RMBS backed by sub-prime mortgage loans) held by the Company’s domestic insurance subsidiaries at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009, which may not correspond to rating agency designations.

RMBS.  See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” for the tables that present the Company’s RMBS holdings by security type and risk profile at December 31, 2009 and 2008.

The majority of the Company’s RMBS were rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority were rated NAIC 1 by the NAIC at December 31, 2009 and 2008, as presented above. Effective December 31, 2009, the NAIC adopted a revised rating methodology for non-agency RMBS based on the NAIC’s estimate of expected losses from non-agency RMBS. The majority of the Company’s agency RMBS were guaranteed or otherwise supported by the FNMA, the FHLMC or the GNMA. Non-agency RMBS includes prime and Alt-A RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy borrowers with high quality credit profiles. Alt-A are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. During 2009, the major rating agencies made significant revisions to their methodologies and loss expectations for non-agency RMBS, resulting in significant downgrades for both prime and Alt-A RMBS, contributing to the decrease in the percentage of RMBS with Aaa/AAA ratings at December 31, 2009 as compared to December 31, 2008. Our analysis suggests that rating agencies are applying essentially the same default methodology to all Alt-A securities regardless of the underlying collateral. The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At December 31, 2009 and 2008, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 90% and 83% at December 31, 2009 and 2008, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its exposure to RMBS, the Company continues to expect to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity Securities Available-for-Sale — RMBS” for a table that presents the estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, portion rated NAIC 1 by the NAIC, and portion of holdings that are backed by fixed rate collateral or hybrid ARMs at December 31, 2009 and 2008. Vintage year refers to the year of origination and not to the year of purchase.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part due to weakness in commercial real estate market fundamentals and due in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors have caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels. However, in 2009 market conditions improved, credit spreads narrowed and unrealized losses decreased from 21% to 6% of cost or amortized cost from December 31, 2008 to December 31, 2009. Based upon the analysis of the Company’s exposure to CMBS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

The Company’s holdings in CMBS were $15.6 billion and $12.6 billion, at estimated fair value at December 31, 2009 and 2008, respectively. The cost or amortized cost and estimated fair value, rating distribution by Moody’s, S&P or Fitch, and holdings by vintage year of such securities held by the Company at December 31, 2009 and 2008. The Company had no exposure to CMBS index securities and its holdings of commercial real estate collateralized debt obligations securities were $111 million and $121 million of estimated fair value at December 31, 2009 and 2008, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 28% and 26%, at December 31, 2009 and 2008, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity Securities Available-for-Sale — CMBS” for tables that present the Company’s holdings of CMBS by rating agency designations and by vintage year at December 31, 2009 and 2008.

ABS.  The Company’s ABS are diversified both by sector and by issuer. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Fixed Maturity Securities Available-for-Sale Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” for a table that presents the Company’s ABS by collateral type, portion rated Aaa/AAA and portion credit enhanced held by the Company at December 31, 2009 and 2008.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in 2009, market conditions improved, credit spreads narrowed and unrealized losses decreased from 39% to 36% of cost or amortized cost from December 31, 2008 to December 31, 2009. Based upon the analysis of the Company’s sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Fixed Maturity Securities Available-for-Sale — ABS” for tables that present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designations and by vintage year at December 31, 2009 and 2008.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,044 million and $1,142 million, respectively, and unrealized losses of $593 million and $730 million, respectively, at December 31, 2009 and 2008, respectively. Approximately 63% of this portfolio was rated Aa or better, of which 61% was in vintage year 2005 and prior at December 31, 2009. Approximately 82% of this portfolio was rated Aa or better, of which 82% was in vintage year 2005 and prior at December 31, 2008. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,044 million and $1,142 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities at December 31, 2009 and 2008, respectively. The NAIC rating distribution of the Company’s ABS supported by sub-prime mortgage loans at December 31, 2009 was as follows: 69% NAIC 1, 4% NAIC 2 and 27% NAIC 3 through 6. The NAIC rating distribution of the Company’s ABS supported by sub-prime mortgage loans at December 31, 2008 was as follows: 87% NAIC 1, 12% NAIC 2 and 1% NAIC 3 through 6.

ABS also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $22 million with an estimated fair value of $8 million at December 31, 2009 and an aggregate cost of $20 million with an estimated fair value of $10 million at December 31, 2008.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment” for a discussion of the regular evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired, new OTTI guidance adopted in 2009 and factors considered by security classification in the regular OTTI evaluation.

See “— Summary of Critical Accounting Estimates.”

Net Unrealized Investment Gains (Losses)

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Net Unrealized Investment Gains (Losses)” for the components of net unrealized investment gains (losses), included in accumulated other comprehensive loss and the changes in net unrealized investment gains (losses) at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, respectively.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss of $859 million, includes $126 million related to the transition adjustment, $939 million ($857 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 and $206 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” for the tables that present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at December 31, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at December 31, 2009 and 2008.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” for the tables that present the concentration by sector and industry of the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss of $10.8 billion and $29.8 billion at December 31, 2009 and 2008, respectively.

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	December 31,
	2009		2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	223	9	699	33
Total gross unrealized loss	$4,465	$132	$14,485	$699
Percentage of total gross unrealized loss	43%	48%	50%	71%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $10.6 billion during the year ended December 31, 2009. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2009 being primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities is given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2009:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$14	$13	93%	$9	69%	$9	100%	3%
Six months or greater but less than twelve months	40	39	98%	39	100%	37	95%	99%
Twelve months or greater	138	138	100%	138	100%	136	99%	62%

All equity securities with a gross unrealized loss of 20% or more	$192	$190	99%	$186	98%	$182	98%	67%

In connection with the equity securities impairment review process at December 31, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements, effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)

Proceeds	$38,972	$62,495	$78,001	$950	$2,107	$1,112	$39,922	$64,602	$79,113

Gross investment gains	947	858	554	134	440	226	1,081	1,298	780

Gross investment losses	(1,110)	(1,515)	(1,091)	(133)	(263)	(43)	(1,243)	(1,778)	(1,134)

Total OTTI losses recognized in earnings:
Credit-related	(1,137)	(1,138)	(58)	—	—	—	(1,137)	(1,138)	(58)
Other (1)	(363)	(158)	(20)	(400)	(430)	(19)	(763)	(588)	(39)

Total OTTI losses recognized in earnings	(1,500)	(1,296)	(78)	(400)	(430)	(19)	(1,900)	(1,726)	(97)

Net investment gains (losses)	$(1,663)	$(1,953)	$(615)	$(399)	$(253)	$164	$(2,062)	$(2,206)	$(451)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $1.9 billion, $1.7 billion and $97 million for the years ended December 31, 2009, 2008 and 2007, respectively. Impairments of fixed maturity securities were $1.5 billion, $1.3 billion and $78 million for the years ended December 31, 2009, 2008 and 2007, respectively. Impairments of equity securities were $400 million, $430 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s credit-related impairments of fixed maturity securities were $1.1 billion, $1.1 billion and $58 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s three largest impairments totaled $508 million, $528 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $10.2 billion, $29.9 billion and $47.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $1.2 million, $1.8 billion and $1.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

•	Year Ended December 31, 2009 compared to the Year Ended December 31, 2008 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1.9 billion for the year ended December 31, 2009 as compared to $1.7 billion in the prior year. The stress in the global financial markets that caused a significant increase in impairments in 2008 as compared to 2007, continued into 2009. Significant impairments were incurred in several industry sectors in 2009, including the financial services industry, but to a lesser degree in the financial services industry sector than in 2008. In 2008 certain financial institutions entered bankruptcy, entered FDIC receivership or received significant government capital infusions causing 2008 financial services industry impairments to be higher than in 2009. Of the fixed maturity and equity securities impairments of $1,900 million in 2009, $799 million were concentrated in the Company’s financial services industry holdings and were comprised of $459 million in impairments on fixed maturity securities and $340 million in impairments on equity securities, and the $799 million included $623 million of perpetual hybrid securities, which were comprised of $313 million on securities classified as fixed maturity securities and $310 million on securities classified as non-redeemable preferred stock. Overall impairments in 2009 were higher due to increased fixed maturity security impairments across several industry sectors as presented in the tables below, which more than offset a reduction in impairments in the financial services industry sector. Impairments across these several industry sectors increased in 2009 due to increased financial restructurings, bankruptcy filings, ratings downgrades, collateral deterioration or difficult operating environments of the issuers as a result of the challenging economic environment. Impairments on perpetual hybrid securities in 2009 were a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

•	Year Ended December 31, 2008 compared to the Year Ended December 31, 2007 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1.7 billion for the year ended December 31, 2008 as compared to $97 million in the prior year. The significant increase in impairments of fixed maturity and equity securities in 2008 compared to 2007 was a result of the stress in the global financial markets, particularly in the financial services industry causing an increase in financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the issuers, as well as an increase in the securities that the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold certain fixed maturity securities for a period of time sufficient to allow for recovery of the market value decline. Of the fixed maturity and equity securities impairments of $1.7 billion in 2008, $1,014 million were concentrated in the Company’s financial services industry securities holdings and were comprised of $673 million in impairments on fixed maturity securities and $341 million in impairments on equity securities, and the $1,014 million included impairments of $154 million of perpetual hybrid securities, which were comprised of $64 million on securities classified as fixed maturity securities and $90 million on securities classified as non-redeemable preferred stock. A substantial portion of the financial services industry impairments were concentrated in the Company’s holdings in three financial institutions that in 2008 entered bankruptcy, entered FDIC receivership or received federal government capital infusions - Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“Washington Mutual”) and American International Group, Inc. (“AIG”). Overall, impairments related to Lehman, Washington Mutual and AIG in 2008 were $606 million comprised of $489 million for fixed maturity securities and $117 million for equity securities. These three counterparties account for a substantial portion, $489 million, of the financial services industry fixed maturity security impairments of $673 million; however, at $117 million, they do not account for the majority of the financial services industry equity security impairments of $341 million. As a result of the Company’s equity securities impairment review process, which included a review of the duration and severity of the unrealized loss position of its equity securities holdings, additional OTTI charges totaling $313 million were recorded in 2008. These additional impairments were principally related to impairments on financial services industry preferred securities that had either been in an unrealized loss position for an extended duration (i.e., 12 months or more), or were in a severe unrealized loss position. In the fourth quarter of 2008, the Company not only considered the severity and duration of unrealized losses on its preferred securities, but placed greater weight and emphasis on whether there had been any credit deterioration in the issuer of these holdings in accordance with new guidance. As result of the economic environment as described above, fixed maturity and equity securities impairments on the Company’s financial services industry holdings and total impairments across all industries sectors were higher in 2008 than 2007, as presented in the tables below.

Fixed maturity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

U.S. and foreign corporate securities:
Finance	$459	$673	$18
Communications	235	134	—
Consumer	211	107	—
Utility	89	5	1
Industrial	30	26	18
Other	26	185	28

Total U.S. and foreign corporate securities	1,050	1,130	65
RMBS	193	—	—
ABS	168	99	13
CMBS	88	65	—
Foreign government securities	1	2	—

Total	$1,500	$1,296	$78

Equity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Sector:
Non-redeemable preferred stock	$333	$319	$1
Common stock	67	111	18

Total	$400	$430	$19

Industry:
Financial services industry:
Perpetual hybrid securities	$310	$90	$—
Common and remaining non-redeemable preferred stock	30	251	1

Total financial services industry	340	341	1
Other	60	89	18

Total	$400	$430	$19

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

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss” for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive loss for the year ended December 31, 2009.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. In limited instances, during the extraordinary market events beginning in the fourth quarter of 2008 and through part of 2009, we accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control.

Elements of the securities lending program is presented in Note 3 of the Notes to the Consolidated Financial Statements under “— Investments — Securities Lending.”

The estimated fair value of the securities related to the cash collateral on open at December 31, 2009 has been reduced to $3,193 million from $4,986 million at December 31, 2008. Of the $3,193 million of estimated fair value of the securities related to the cash collateral on open at December 31, 2009, $3,012 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to ninety days or greater, was primarily U.S. Treasury, agency, and government guaranteed securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, ABS, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

The invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at December 31, 2009 and 2008 are presented in a table in Note 3 of the Notes to the Consolidated Financial Statements “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

Trading Securities

The Company has trading securities to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities which consisted principally of publicly-traded fixed maturity and equity securities, were $2.4 billion and $0.9 billion, or 0.7% and 0.3% of total cash and invested assets at estimated fair value, at December 31, 2009 and 2008, respectively. See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Trading Securities” for tables which present information about the trading securities, related short sale agreement liabilities, investments pledged to secure short sale agreement liabilities, net investment income and changes in estimated fair value included in net investment income at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

The trading securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2009
	Trading Securities		Trading Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$1,886	79%	$106	100%
Significant other observable inputs (Level 2)	415	17	—	—
Significant unobservable inputs (Level 3)	83	4	—	—

Total estimated fair value	$2,384	100%	$106	100%

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2009, is as follows:

Year Ended
December 31, 2009
(In millions)

Balance, beginning of year	$175
Total realized/unrealized gains (losses) included in:
Earnings	16
Purchases, sales, issuances and settlements	(108)
Transfer in and/or out of Level 3	—

Balance, end of year	$83

See “— Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans was $50.9 billion and $51.4 billion, or 15.1% and 15.9% of total cash and invested assets at December 31, 2009 and 2008, respectively. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Mortgage Loans” for a table that presents the carrying value by type of the Company’s mortgage loans held-for-investment of $48.2 billion and $49.4 billion at December 31, 2009 and 2008, respectively, as well as the components of the mortgage loans held-for-sale of $2.7 billion and $2.0 billion at December 31, 2009 and 2008, respectively.

Commercial Mortgage Loans by Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Mortgage Loans — Mortgage Loans by Geographic Region and Property Type” for tables that present the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at December 31, 2009 and 2008.

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

The following table presents the amortized cost and valuation allowance (amortized cost is carrying value before valuation allowances) for commercial mortgage loans, agricultural mortgage loans, and residential and consumer loans held-for-investment distributed by loan classification at:

	December 31,
	2009				2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost	Total	Allowance	Cost	Cost	Total	Allowance	Cost
	(In millions)

Commercial:
Performing	$35,066	99.7%	$548	1.6%	$36,192	100.0%	$232	0.6%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	102	0.3	41	40.2%	2	—	—	—%
Delinquent or under foreclosure	8	—	—	—%	3	—	—	—%

Total	$35,176	100.0%	$589	1.7%	$36,197	100.0%	$232	0.6%

Agricultural (1):
Performing	$11,950	97.5%	$33	0.3%	$12,054	98.0%	$16	0.1%
Restructured	36	0.3	10	27.8%	1	—	—	—%
Potentially delinquent	128	1.0	34	26.6%	133	1.1	18	13.5%
Delinquent or under foreclosure	141	1.2	38	27.0%	107	0.9	27	25.2%

Total	$12,255	100.0%	$115	0.9%	$12,295	100.0%	$61	0.5%

Residential and Consumer (2):
Performing	$1,389	94.4%	$16	1.2%	$1,116	95.8%	$11	1.0%
Restructured	1	0.1	—	—%	—	—	—	—%
Potentially delinquent	10	0.7	—	—%	17	1.5	—	—%
Delinquent or under foreclosure	71	4.8	1	1.4%	31	2.7	—	—%

Total	$1,471	100.0%	$17	1.2%	$1,164	100.0%	$11	0.9%

(1)	The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type. Of the $12,255 million of agricultural mortgage loans outstanding at December 31, 2009, 54% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity.

(2)	Residential and consumer loans consist of primarily residential mortgage loans, home equity lines of credit, and automobile loans held-for-investment.

Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Loans.  The Company reviews all commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews of the portfolio on a geographic and sector basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial loans, at December 31, 2009, the average loan-to-value ratio was 68%, as compared to 58% at December 31, 2008, and the average debt service coverage ratio was 2.2x, as compared to 1.8x at December 31, 2008. The values utilized in calculating these ratios are developed in connection with our review of the commercial loan portfolio, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential and Consumer Loans.  The Company has a conservative residential and consumer loan portfolio and does not hold any option ARMs, sub-prime, low teaser rate, or loans with a loan-to-value ratio of 100% or more. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential loans with a loan-to-value ratio of 80% or more was $76 million at December 31, 2009, and the majority of the higher loan-to-value loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only loans was $323 million at December 31, 2009.

Mortgage Loans Valuation Allowances.  Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage loan markets. As a result, commercial real estate and residential and consumer loan market fundamentals, and fundamentals in certain sectors of the agricultural loan market, have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the commercial, agricultural and residential and consumer mortgage loan portfolios, resulting in higher impairments and valuation allowances for the year ended December 31, 2009 as compared to the prior periods.

The Company’s valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which the Company expects to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. The Company records valuation allowances and gains and losses from the sale of loans in net investment gains (losses).

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

The Company also establishes valuation allowances for loan losses for pools of loans with similar characteristics, such as loans based on similar property types or loans with similar loan-to-value or similar debt service coverage ratio factors when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated.

The determination of the amount of, and additions to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised, and such changes in the valuation allowance are also recorded in net investment gains (losses).

The following tables present the changes in valuation allowances for commercial, agricultural and residential and consumer loans held-for-investment for the years ended December 31, 2009, 2008 and 2007:

			Residential
			and
	Commercial	Agricultural	Consumer	Total
	(In millions)

Balance, January 1, 2007	$153	$18	$11	$182
Additions	68	8	—	76
Deductions	(54)	(2)	(5)	(61)

Balance, December 31, 2007	167	24	6	197

Additions	145	49	6	200
Deductions	(80)	(12)	(1)	(93)

Balance, December 31, 2008	232	61	11	304

Additions	384	79	12	475
Deductions	(27)	(25)	(6)	(58)

Balance, December 31, 2009	$589	$115	$17	$721

The following table presents the Company’s valuation allowances for loans by type of credit loss at:

	December 31,
	2009	2008
	(In millions)

Specific credit losses	$123	$69
Non-specifically identified credit losses	598	235

Total valuation allowances	$721	$304

The Company held $210 million and $220 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $202 million and $188 million relate to impaired mortgage loans held-for-investment and $8 million and $32 million to certain mortgage loans held-for-sale, at December 31, 2009 and 2008, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairments of $93 million and $79 million for the years ended December 31, 2009 and 2008, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Mortgage Loans” for certain information about impaired loans, restructured loans, loans 90 days past or more past due, and loans in foreclosure at and for the years ended December 31, 2009, 2008 and 2007.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. The carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $6.9 billion and $7.6 billion, or 2.0% and 2.4%, respectively, of total cash and invested assets at December 31, 2009 and 2008, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Real Estate Holdings” for a table that presents the carrying value of the Company’s real estate holdings by type at December 31, 2009 and 2008.

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States. The Company’s real estate holdings located in California, Florida, New York and Texas were 23%, 13%, 11% and 10% at December 31, 2009. See Note 3 of the Notes to the Consolidated Financial Statements “Investments— Real Estate Holdings” for a table that presents the property type diversification at December 31, 2009 and 2008.

There were no impairments on real estate held-for-sale for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s carrying value of real estate held-for-sale at both December 31, 2009 and 2008 has been reduced by impairments recorded prior to 2007 of $1 million. Impairments of real estate and real estate joint ventures held-for-investment were $160 million and $20 million for the years ended December 31, 2009 and 2008, respectively. There were no impairments of real estate and real estate joint ventures held-for-investment for the year ended December 31, 2007. The Company held $93 million in cost basis real estate joint ventures which were impaired based on the underlying real estate joint venture financial statements at December 31, 2009. These real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Impairments to estimated fair value for such real estate joint ventures of $83 million for the year ended December 31, 2009, were recognized within net investment gains (losses) and are included in the $160 million of impairments on real estate and real estate joint ventures for the year ended December 31, 2009.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.5 billion and $6.0 billion, or 1.6% and 1.9% of total cash and invested assets at December 31, 2009 and 2008, respectively. Included within other limited partnership interests were $1.0 billion and $1.3 billion, at December 31, 2009 and 2008 respectively, of investments in hedge funds.

The Company held $561 million and $137 million of impaired other limited partnership interests which are accounted for using the cost basis at December 31, 2009 and 2008, respectively. Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $354 million, $105 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

The carrying value of other invested assets was $12.7 billion and $17.2 billion, or 3.8% and 5.3% of total cash and invested assets at December 31, 2009 and 2008, respectively. See Note 3 of the Notes to the Consolidated Financial Statements “Investments — Other Invested Assets” for a table that presents the carrying value of the Company’s other invested assets by type at December 31, 2009 and 2008, and related supporting tables for leveraged leases and MSRs included within other invested assets.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $8.4 billion and $13.9 billion, or 2.5% and 4.3% of total cash and invested assets at December 31, 2009 and 2008, respectively.

Variable Interest Entities

See Note 3 of the Notes to the Consolidated Financial Statements for the information concerning variable interest entities.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Consolidated Financial Statements for a comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

See Note 4 of the Notes to Consolidated Financial Statements for information about the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives held at December 31, 2009 and 2008.

Hedging.  See Note 4 of the Notes to Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at December 31, 2009 and 2008.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at December 31, 2009 and 2008.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2009, 2008, and 2007.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program. See “— Policyholder Liabilities — Variable Annuity Guarantees” for information about the Company’s use of derivatives to hedge variable annuity guarantees.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2009
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$103	2%	$51	1%
Significant other observable inputs (Level 2)	5,600	91	3,990	97
Significant unobservable inputs (Level 3)	430	7	74	2

Total estimated fair value	$6,133	100%	$4,115	100%

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

Derivatives categorized as Level 3 at December 31, 2009 include: interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; currency options based upon baskets of currencies having unobservable currency correlations; and credit forwards having unobservable repurchase rates.

At December 31, 2009 and 2008, 5.5% and 2.7% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2009 is as follows:

Year Ended
December 31, 2009
(In millions)

Balance, beginning of period	$2,547
Total realized/unrealized gains (losses) included in:
Earnings	(273)
Other comprehensive income (loss)	(11)
Purchases, sales, issuances and settlements	97
Transfer in and/or out of Level 3	(2,004)

Balance, end of period	$356

During the fourth quarter of 2009, the Company’s volatility inputs for certain of its equity options changed from being unobservable to observable, which resulted in the transfer of these positions from level 3 to level 2. The volatility inputs became observable because the Company began utilizing a market data provider that constructs an implied volatility surface sourced from transactions executed in the marketplace. The value at the beginning of the year of the options transferred was $2.0 billion, and the amount recorded in earnings in connection with these options for the year ended December 31, 2009 was a loss of $762 million.

See “— Summary of Critical Accounting Estimates — Derivative Financial Instruments” for further information on the estimates and assumptions that affect the amounts reported above.

Credit Risk.  See Note 4 of the Notes to Consolidated Financial Statements for information about how the Company manages credit risk related to its freestanding derivatives, including the use of master netting agreements and collateral arrangements.

Credit Derivatives.  See Note 4 of the Notes to Consolidated Financial Statements for information about the estimated fair value and maximum amount at risk related to the Company’s written credit default swaps.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2009
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(26)	(2)
Significant unobservable inputs (Level 3)	76	100	1,531	102

Total estimated fair value	$76	100%	$1,505	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Year Ended December 31, 2009
(In millions)

Balance, beginning of period	$(2,929)
Total realized/unrealized gains (losses) included in:
Earnings	1,602
Other comprehensive income (loss)	15
Purchases, sales, issuances and settlements	(143)
Transfer in and/or out of Level 3	—

Balance, end of period	$(1,455)

The valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. For the years ended December 31, 2009 and 2008, the Company recognized net investment gains (losses) of ($1,932) million and $2,994 million, respectively, in connection with this adjustment.

See “ — Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.1 billion and $4.5 billion at December 31, 2009 and 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.7 billion and $8.0 billion at December 31, 2009 and 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.2 billion and $2.7 billion at December 31, 2009 and 2008, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion and $1.0 billion at December 31, 2009 and 2008, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations.”

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities,” for further descriptions of such arrangements.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, we do not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. We believe that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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

During the year ended December 31, 2009, the Company reduced $1 million of previously recorded liabilities related to certain investment transactions. The Company’s recorded liabilities were $5 million and $6 million at December 31, 2009 and 2008, respectively, for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $3.1 billion at December 31, 2009. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2009, the Company would have paid $37 million to terminate all of these contracts.

Other Commitments

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2009 and 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of

Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. There were no such advances at December 31, 2009. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $419 million and $1,284 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $6 million, $15 million and $34 million, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $742 million and $830 million of common stock of the FHLB of NY at December 31, 2009 and 2008, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $13.7 billion and $15.2 billion at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $15.1 billion and $17.8 billion at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $333 million, $229 million and $94 million, respectively.

MetLife Bank is a member of the FHLB of NY and holds $124 million and $89 million of common stock of the FHLB of NY at December 31, 2009 and 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $2.4 billion and $1.8 billion at December 31, 2009 and 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the years ended December 31, 2009, 2008 and 2007, MetLife Bank received advances related to long-term borrowings totaling $1.3 billion, $220 million and $390 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $497 million, $371 million and $175 million related to long-term borrowings for the years ended December 31, 2009, 2008 and 2007, respectively. The advances on the repurchase agreements related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.5 billion and $3.1 billion at December 31, 2009 and 2008, respectively.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $6 million and $279 million at December 31, 2009 and 2008, respectively.

Insolvency Assessments

See Note 16 of the Notes to the Consolidated Financial Statements.

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.” Also see Notes 1 and 8 of the Notes to the Consolidated Financial Statements for an analysis of certain policyholder liabilities at December 31, 2009 and 2008.

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

Insurance Products.  Future policy benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, long term care policies, active life policies and premium stabilization and other contingency liabilities held under participating life insurance contracts. In order to manage risk, the Company has often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. The Company entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.

Retirement Products.  Future policy benefits are comprised mainly of liabilities for life-contingent income annuities, supplemental contracts with and without life contingencies, liabilities for Guaranteed Minimum Death Benefits (“GMDBs”) included in certain annuity contracts, and a certain portion of guaranteed living benefits. See “— Variable Annuity Guarantees.”

Corporate Benefit Funding.  Liabilities are primarily related to structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. A sustained low interest rate environment could negatively impact earnings as a result. The Company has various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.

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

International.  Future policy benefits are held primarily for immediate annuities in the Latin America region, as well as for total return pass-thru provisions included in certain universal life and savings products in Latin America, and traditional life, endowment and annuity contracts sold in various countries in the Asia Pacific region. They also include certain liabilities for variable annuity guarantees of minimum death benefits, and longevity guarantees sold in the Asia Pacific region. Finally, in the EMEI region, they also include unearned premium liabilities established for credit insurance contracts covering death, disability and involuntary loss of employment, as well as a small amount of traditional life and endowment contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, asset default and more rapid improvement of mortality levels than anticipated for life contingent immediate annuities. The Company mitigates its risks by implementing an asset/liability matching policy and through the development of periodic experience studies. See “— Variable Annuity Guarantees.”

Estimates for the liabilities for unpaid claims and claim expenses are reset as actuarial indications change and these changes in the liability are reflected in the current results of operation as either favorable or unfavorable development of prior year losses.

Banking, Corporate & Other.  Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain long-term care and workers’ compensation business written by MICC, a subsidiary of the Company, prior to the acquisition of MICC. These are run-off businesses that have been included within Banking, Corporate & Other since the acquisition of MICC.

Policyholder Account Balances

Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but exclude the impact of any applicable surrender charge that may be incurred upon surrender.

Insurance Products.  Policyholder account balances are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies, specialized life insurance products for benefit programs, general account universal life policies, and the fixed account of variable life insurance policies. Policyholder account balances are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the policyholder account balances have a guaranteed minimum credited rate between 1.5% and 5.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

Retirement Products.  Policyholder account balances are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits. Policyholder account balances are credited interest at a rate set by the Company, which are influenced by current market rates, and generally have a guaranteed minimum credited rate between 1.5% and 4.0%. See “— Variable Annuity Guarantees.”

Corporate Benefit Funding.  Policyholder account balances are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly 1-month or 3-month LIBOR. MetLife is exposed to interest rate risks, and foreign exchange risk when guaranteeing payment of interest and return of principal at the contractual maturity date. The Company may invest in floating rate assets, or enter into floating rate swaps, also tied to external indices, as well as caps to mitigate the impact of changes in market interest rates. The Company also mitigates its risks by implementing an asset/liability matching policy and seeks to hedge all foreign currency risk through the use of foreign currency hedges, including cross currency swaps.

International.  Policyholder account balances are held largely for fixed income retirement and savings plans in the Latin America region and to a lesser degree, amounts for separate account type funds in certain countries in the Latin America, Asia Pacific and EMEI regions that do not meet the U.S. GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in the Asia Pacific region that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in the Asia Pacific region are established in accordance with derivatives and hedging guidance and are also included within policyholder account balances. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees. See “— Variable Annuity Guarantees.”

Variable Annuity Guarantees

The Company issues certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or market value resets. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event or (ii) upon annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is accounted for under a split of the two models.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 8 of the Notes to the Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at December 31, 2009 and 2008, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future. None of the GMIB guarantees are eligible for a guaranteed annuitization prior to 2011.

Guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include GMAB, the non life-contingent portion of GMWB and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 5 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees included in policyholder account balances at:

	December 31,
	2009	2008
	(In millions)

U.S. Business:
Guaranteed minimum accumulation benefit	$60	$169
Guaranteed minimum withdrawal benefit	154	750
Guaranteed minimum income benefit	66	1,043
International:
Guaranteed minimum accumulation benefit	195	271
Guaranteed minimum withdrawal benefit	1,025	901

Total	$1,500	$3,134

Included in net investment gains (losses) for the year ended December 31, 2009 and 2008 were gains (losses) of $1.8 billion and ($2.7) billion, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit. In connection with this adjustment, gains (losses) of ($1.9) billion and $3.0 billion are included in the gains (losses) of $1.8 billion and ($2.7) billion in net investment gains (losses) for the year ended December 31, 2009 and 2008, respectively.

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

The table below presents the estimated fair value of the derivatives hedging guarantees accounted for as embedded derivatives:

		December 31,
		2009			2008
Primary Underlying		Notional	Estimated Fair Value		Notional	Estimated Fair Value
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$8,847	$194	$275	$5,572	$632	$7
	Interest rate futures	4,997	5	4	9,264	36	56
Foreign currency	Foreign currency forwards	2,016	4	30	1,017	49	4
	Currency options	327	14	—	582	68	—
Equity market	Equity futures	6,033	31	20	4,660	1	65
	Equity options	26,661	1,596	1,018	4,842	1,997	—
	Variance swaps	13,267	174	58	8,835	396	—
	Total rate of return swaps	126	—	—	—	—	—

	Total	$62,274	$2,018	$1,405	$34,772	$3,179	$132

Included in net investment gains (losses) for the year ended December 31, 2009 and 2008 were gains (losses) of ($3.7) billion and $3.4 billion related to the change in estimated fair value of the above derivatives.

Guarantees, including portions thereof, have liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain GMWB, and the portion of GMIB that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize deferred acquisition costs. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the Company updates the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

The table below contains the carrying value for guarantees included in future policy benefits at:

	December 31,
	2009	2008
	(In millions)

U.S. Business:
Guaranteed minimum death benefit	$137	$204
Guaranteed minimum income benefit	394	403
International:
Guaranteed minimum death benefit	23	39

Total	$554	$646

Included in policyholder benefits and claims for the year ended December 31, 2009 is a credit of $92 million and for the year ended December 31, 2008 is a charge of $498 million, related to the respective change in liabilities for the above guarantees.

The carrying amount of guarantees accounted for as insurance liabilities can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The Company uses reinsurance in combination with derivative instruments to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. Derivative instruments used are primarily equity futures, treasury futures and interest rate swaps.

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the year ended December 31, 2009 and 2008 were gains (losses) of ($114) million and $182 million, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and gains (losses) of ($376) million and $331 million, respectively, related to freestanding derivatives.

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

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care and dental claims, as well as claims that have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

Liquidity and Capital Resources

Overview

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. economy entered a recession in January 2008 and most economists believe this recession ended in the third quarter of 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010. Conditions in the financial markets have materially improved, but financial institutions may have to pay higher spreads over benchmark U.S. Treasury securities than before the market disruption began. There is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $11.7 billion and $26.7 billion at December 31, 2009 and 2008, respectively. This reduction in short-term liquidity reflects the continued improvement in market conditions during the year ended December 31, 2009. During 2009, the Company invested a portion of its short-term liquidity position in longer term, high quality, liquid asset types such as U.S. government securities and agency residential mortgage-backed securities. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

The Company

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. Liquidity needs are determined from a rolling 6-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on the forecast. Cash flow testing and stress testing provide additional perspectives on liquidity, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We believe that the Company has ample liquidity and capital resources to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios under current market conditions. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including funding agreements, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant cash requirements beyond anticipated liquidity needs, the Company has various alternatives available depending on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

Under certain stressful market and economic conditions, liquidity may deteriorate broadly which could negatively impact the Company. If the Company requires significant amounts of cash on short notice in excess of anticipated cash requirements, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting rules require the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities based upon the Company’s ability to hold such securities, which may negatively impact the Company’s financial condition. A disruption in the financial markets could limit the Company’s access to, or cost of, liquidity.

In extreme circumstances, all general account assets — other than those which may have been pledged to a specific purpose — within a statutory legal entity are available to fund obligations of the general account within that legal entity.

Capital

Capital reflects the financial strength of the Company and its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet operating and growth needs.

While the Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008 (see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings”), the increase in credit spreads experienced since then has resulted in an increase in the cost of such new capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities have been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s credit facility fees to increase.

The Company manages its capital structure to maintain a level of capital needed for “AA” financial strength ratings. However, we believe that the rating agencies have recently heightened the level of scrutiny that they apply to life insurance companies and are considering several other factors, in addition to the level of capital, in assigning financial strength ratings. The rating agencies may also adjust upward the capital and other requirements employed in their models for maintenance of certain ratings levels.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

The amount of dividends that our insurance subsidiaries can pay to the Holding Company or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provide an additional margin for risk protection and invest in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval.

Rating Agencies.  Rating agencies assign insurer financial strength ratings to the Company’s domestic life insurance subsidiaries and credit ratings to the Holding Company and certain of its subsidiaries. The level and composition of our regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. We believe that the rating agencies have recently heightened the level of scrutiny that they apply to insurance companies, and that they may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

The Company’s financial strength ratings for its domestic life insurance companies are “AA-/Aa3/AA-/A+” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s long-term senior debt credit ratings are “A-/A3/A-/a-” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s ratings outlooks are “CreditWatch negative/stable/stable/Under Review with negative implications” for S&P, Moody’s, Fitch, and A.M. Best, respectively. For further discussion, see “Business — Company Ratings.”

A downgrade in the credit or financial strength (i.e., claims-paying) ratings of the Company or its subsidiaries would likely impact the cost and availability of financing for the Company and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Liquidity and Capital Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. See “— The Company — Liquidity and Capital Uses — Contractual Obligations.”

Cash Flows from Investments.  The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities, sales of invested assets and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatility. The Company closely monitors and manages these risks through its credit risk management process.

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At December 31, 2009 and 2008, the Company had $139.2 billion and $141.7 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including repurchase agreements and commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities. The diversity of the Company’s funding sources, including funding that may be available through certain economic stabilization programs established by various government institutions, enhances flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by our $2.85 billion general corporate credit facility. MetLife Funding, a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both December 31, 2009 and 2008, MetLife Funding had a tangible net worth of $12 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MLIC and other affiliated companies. At December 31, 2009 and 2008, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $319 million and $414 million, respectively.

•	The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) was initiated in 2008 to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by MLIC and MICC, was accepted in October 2008 for the CPFF and could issue a maximum amount of $3.8 billion under the CPFF. At December 31, 2009, MetLife Short Term Funding LLC had no drawdown under its CPFF capacity, compared to $1.65 billion at December 31, 2008. MetLife Funding was accepted in November 2008 for the CPFF and could issue a maximum amount of $1.0 billion under the CPFF. No drawdown by MetLife Funding had taken place under this facility at both December 31, 2009 and 2008. The CPFF program expired on February 1, 2010.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. To utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At December 31, 2009, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under these facilities. At December 31, 2008 MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $950 million, which is included in short-term debt. See Note 11 of the Notes to the Consolidated Financial Statements.

•	As a member of the FHLB of NY, MetLife Bank has entered into repurchase agreements with FHLB of NY on both short- and long-term bases, with a total liability for repurchase agreements with the FHLB of NY of $2.4 billion and $1.8 billion at December 31, 2009 and 2008, respectively. See Note 11 of the Notes to the Consolidated Financial Statements.

•	The Holding Company and MetLife Bank elected to continue to participate in the debt guarantee component of the FDIC’s Temporary Liquidity Guarantee Program (the “FDIC Program”). On March 26, 2009, the Holding Company issued $397 million of floating-rate senior notes due June 2012 under the FDIC Program, representing all of MetLife, Inc.’s capacity under the FDIC Program. MetLife Bank let its capacity to issue up to $178 million of guaranteed debt under the FDIC Program expire unused when the program ended on October 31, 2009.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $13.7 billion and $15.2 billion at December 31, 2009 and 2008, respectively, for MLIC and with the FHLB of Boston of $326 million and $526 million at December 31, 2009 and 2008, respectively, for MICC. The FHLB of

Boston had also advanced $300 million to MICC at December 31, 2008, which was included in short-term debt. There were no such advances at December 31, 2009. See Note 8 of the Notes to the Consolidated Financial Statements.

At December 31, 2009 and 2008, the Company had outstanding $912 million and $2.7 billion in short-term debt, respectively, and $13.2 billion and $9.7 billion in long-term debt, respectively. At December 31, 2009 and 2008, the Company had outstanding $5.3 billion and $5.2 billion in collateral financing arrangements, respectively, and $3.2 billion and $3.8 billion in junior subordinated debt, respectively. Short-term and long-term debt includes the above-mentioned MetLife Bank funding from the Federal Reserve Bank of New York and the FHLB of NY, as well as the above-mentioned advances from the FHLB of Boston.

Debt Issuances and Other Borrowings.  In July 2009, the Holding Company issued $500 million of junior subordinated debt securities with a final maturity of August 2069. Interest is payable semi-annually at a fixed rate of 10.75% up to, but not including, August 1, 2039, the scheduled redemption date. In the event the debt securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 7.548%, payable quarterly in arrears. In connection with the offering, the Holding Company incurred $5 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the securities. See Note 13 of the Notes to the Consolidated Financial Statements for a description of the terms of the junior subordinated debt securities.

In May 2009, the Holding Company issued $1,250 million of senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semi-annually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

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

In February 2009, the Holding Company remarketed its existing $1,035 million 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019 payable semi-annually. In August 2008, the Holding Company remarketed its existing $1,035 million 4.82% Series A junior subordinated debt securities as 6.817% senior debt securities, Series A, due 2018 payable semi-annually. The Series A and Series B junior subordinated debt securities were originally issued in 2005 in connection with the common equity units. See “— The Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.”

In April 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2008 Trust Securities”) with a face amount of $750 million. Interest on the 2008 Trust Securities or debt securities is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the 2008 Trust Securities or debt securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. See Note 13 of the Notes to the Consolidated Financial Statements for a description of the terms of the junior subordinated debt securities.

In December 2007, MetLife Capital Trust IV, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2007 Trust Securities”) with a face amount of $700 million and a discount of $6 million. Interest on the 2007 Trust Securities or debt securities is payable semi-annually at a fixed rate of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. In the event the 2007 Trust Securities or debt securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 3.96%, payable quarterly in arrears. See Note 13 of the Notes to the Consolidated Financial Statements for a description of the terms of the junior subordinated debt securities.

Collateral Financing Arrangements.  As described more fully in Note 12 of the Notes to the Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution that referenced the $2.5 billion aggregate principal amount of 35-year surplus notes issued by MRC. Under the agreement, the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus notes. During 2008, the Holding Company paid an aggregate of $800 million to the unaffiliated financial institution relating to declines in the estimated fair value of the surplus notes. The Holding Company did not receive any payments from the unaffiliated financial institution during 2008. During 2009, on a net basis, the Holding Company received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. No payments were made or received by the Holding Company during 2007. Since the closing of the collateral financing arrangement in December 2007, on a net basis, the Holding Company has paid $425 million to the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. In addition, at December 31, 2008, the Company had pledged collateral with an estimated fair value of $230 million to the unaffiliated financial institution. At December 31, 2009, the Company had no collateral pledged to the unaffiliated third-party in connection with this agreement. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2009 and 2008, the Holding Company contributed $360 million and $320 million, respectively, as a result of declines in the estimated fair value of the assets in the trusts, and cumulatively, since May 2007, the Holding Company has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2009 and 2008, the Holding Company had pledged $80 million and $86 million under the agreement, respectively.

Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.  On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debt securities underlying the common equity units. The Series B junior subordinated debt securities were modified as permitted by their terms to be 7.717% senior debt securities, Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts.

On August 15, 2008, the Holding Company closed the successful remarketing of the Series A portion of the junior subordinated debt securities underlying the common equity units. The Series A junior subordinated debt securities were modified as permitted by their terms to be 6.817% senior debt securities, Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock held in treasury at a value of $1,064 million to settle the stock purchase contracts.

Other.  On March 2, 2009, the Company sold Cova, the parent company of Texas Life, for $130 million in cash consideration, excluding $1 million of transaction costs. The proceeds of the transaction were paid to the Holding Company.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $3.2 billion and $12.8 billion, respectively, at December 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes. At December 31, 2009, the Company had outstanding $548 million in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.6 billion at December 31, 2009.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At December 31, 2009, the Company had outstanding $4.7 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $5.4 billion at December 31, 2009.

See Note 11 of the Notes to the Consolidated Financial Statements for further discussion of these facilities.

We have no reason to believe that our lending counterparties are unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at December 31, 2009 and 2008.

Common Stock.  During the years ended December 31, 2009, 2008 and 2007, 861,586 shares, 97,515,737 shares and 3,864,894 shares of common stock were issued from treasury stock for $46 million, $5,221 million and $172 million, respectively. During the year ended December 31, 2008, 11,250,000 shares were newly issued. There were no newly issued shares during 2007 and 2009.

On October 8, 2008, the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of these shares issued, 75,000,000 shares were issued from treasury stock, and 11,250,000 were newly issued shares.

Preferred Stock.  During the year ended December 31, 2009, the Holding Company did not issue any preferred stock. In December 2008, the Holding Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) whereby the Company agreed for the benefit of holders of one or more series of the Company’s unsecured long-term indebtedness designated from time to time by the Company in accordance with the terms of the Replacement Capital Covenant (“Covered Debt”), that the Company will not repay, redeem or purchase and will cause its subsidiaries not to repay, redeem or purchase, on or before the termination of the Replacement Capital Covenant on December 31, 2018 (or earlier termination by agreement of the holders of Covered Debt or when there is no longer any outstanding series of unsecured long-term indebtedness which qualifies for designation as “Covered Debt”), the Floating Rate Non-Cumulative Preferred Stock, Series A, of the Company or the 6.500% Non-Cumulative Preferred Stock, Series B, of the Company, unless such repayment, redemption or purchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

Liquidity and Capital Uses

Debt Repayments.  During the years ended December 31, 2009, 2008 and 2007, MetLife Bank made repayments of $497 million, $371 million and $175 million, respectively, to the FHLB of NY related to long-term borrowings. During the years ended December 31, 2009 and 2008, MetLife Bank made repayments related to short-term borrowings of $26.4 billion and $4.6 billion, respectively, to the FHLB of NY and $21.2 billion and $650 million, respectively, to the Federal Reserve Bank of New York. During the year ended December 31, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. In the year ended December 31, 2009, both fixed and variable annuities in the Retirement Products segment experienced positive net flows and a decline in lapse rates. In the CBF segment, which includes pension closeouts, bank owned life insurance, other fixed annuity contracts, as well as funding agreements and other capital market products (including funding agreements with the FHLB of NY and the FHLB of Boston), most of the business has fixed maturities or fairly predictable surrenders or withdrawals. With regard to CBF liabilities that provide customers with limited liquidity rights, at December 31, 2009 there were $1.7 billion of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1.6 billion were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to notice periods between 6 and 13 months. An additional $480 million of CBF liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days. See “— The Company — Liquidity and Capital Uses — Contractual Obligations.”

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)

October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610
October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592
October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the years ended December 31, 2009, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$7	$0.4062500	$24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$26		$96

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	6	$0.4062500	24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$29		$96

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	10	$0.4062500	24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	10	$0.4062500	24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$41		$96

Share Repurchases.  The table below presents the common stock repurchase programs authorized by the Company’s Board of Directors and the aggregate amount and number of shares of MetLife, Inc.’s common stock purchased pursuant to these authorizations:

		Shares
	Amount	Repurchased
	(In millions)

Remaining authorization at December 31, 2006	$216
February 2007 and September 2007 additional authorizations	2,000
Accelerated share repurchases	(1,505)	23,455,124
Open market repurchases	(200)	3,171,700

Remaining authorization at December 31, 2007	511
January 2008 and April 2008 additional authorizations	2,000
Accelerated share repurchases	(1,162)	19,716,418
Open market repurchases	(88)	1,550,000

Remaining authorization at December 31, 2008	1,261
Additional authorizations	—
Accelerated share repurchases	—
Open market repurchases	—

Remaining authorization at December 31, 2009	$1,261

Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock. The Company does not intend to make any purchases under the common stock repurchase program in 2010.

MetLife Bank.  At December 31, 2009, the Company held $2,728 million in residential mortgage loans held-for-sale, compared with $2,012 million at December 31, 2008, an increase of $716 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have impacted the Company’s derivative collateral requirements by $146 million at December 31, 2009. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $21.5 billion and $23.3 billion at December 31, 2009 and 2008, respectively. Of these amounts, $3.3 billion and $5.1 billion at December 31, 2009 and 2008, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $3.2 billion of estimated fair value of the securities related to the cash collateral on open terms at December 31, 2009, $3.0 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Other.  In September 2008, in connection with the split-off of RGA as described in Note 2 of the Notes to the Consolidated Financial Statements, the Company received from MetLife stockholders 23,093,689 shares of MetLife Inc.’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at December 31, 2009:

				More Than
			More Than	Three Years
			One Year and	and Less
		Less Than	Less Than	Than Five	More Than
Contractual Obligations	Total	One Year	Three Years	Years	Five Years
	(In millions)

Future policy benefits	$310,592	$7,220	$10,681	$11,424	$281,267
Policyholder account balances	198,087	22,764	30,586	24,536	120,201
Other policyholder liabilities	6,142	6,142	—	—	—
Payables for collateral under securities loaned and other transactions	24,196	24,196	—	—	—
Bank deposits	10,354	8,998	1,293	63	—
Short-term debt	912	912	—	—	—
Long-term debt	21,138	1,155	4,214	2,312	13,457
Collateral financing arrangements	6,694	61	122	122	6,389
Junior subordinated debt securities	10,450	258	517	517	9,158
Commitments to lend funds	7,549	7,349	177	4	19
Operating leases	1,996	287	427	288	994
Other	11,788	11,374	6	6	402

Total	$609,898	$90,716	$48,023	$39,272	$431,887

Future policyholder benefits — Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, pension closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $498 million have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $1.5 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category includes estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $310.6 billion exceeds the liability amount of $135.9 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

For the majority of the Company’s insurance operations, estimated contractual obligations for future policy benefits and policyholder account balance liabilities as presented in the table above are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under generally accepted accounting principles. (See “— Policyholder account balances” below.)

Actual cash payments to policyholders may differ significantly from the liabilities as presented in the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.

Policyholder account balances — Policyholder account balances include liabilities related to conventional guaranteed interest contracts, guaranteed interest contracts associated with formal offering programs, funding agreements, individual and group annuities, total control accounts, individual and group universal life, variable universal life and company-owned life insurance.

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

Excess interest reserves representing purchase accounting adjustments of $565 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $198.1 billion exceeds the liability amount of $138.7 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under “— Future policyholder benefits” above regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

Other policyholder liabilities — Other policyholder liabilities are comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

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

b. Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheets.

c. The nature of the policyholder dividend obligation is described in Note 10 of the Notes to the Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. This was presented to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

Bank deposits — Bank deposits of $10.4 billion exceed the amount on the balance sheet of $10.2 billion due to the inclusion of estimated interest payments. Liquid deposits, including demand deposit accounts, money market accounts and savings accounts, are assumed to mature at carrying value within one year. Certificates of deposit are assumed to pay all interest and principal at maturity.

Short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities — Amounts presented in the table above for short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists of borrowings with original maturities of less than one year carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity plus the related interest for the period from January 1, 2010 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt was computed using prevailing rates at December 31, 2009 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $4 million, $3 million, $0 and $28 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt was computed using prevailing rates at December 31, 2009 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

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

Payables for collateral under securities loaned and other transactions — The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $227 million at December 31, 2009.

Commitments to lend funds — The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

Operating leases — As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

Other — Includes other miscellaneous contractual obligations of $15 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $4.2 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $150 million to be made by the Company to our pension plan in 2010 and the discretionary contributions of $119 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2010. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $773 million and $198 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations were not material to its consolidated results of operations or financial position at December 31, 2009.

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

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. See “— The Holding Company — Liquidity and Capital Uses — Support Agreements.”

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

Consolidated Cash Flows.  Net cash provided by operating activities was $3.8 billion for the year ended December 31, 2009 as compared to $10.7 billion for the year ended December 31, 2008. Accordingly, net cash provided by operating activities decreased by $6.9 billion for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Cash flows from operations represent the net income (loss) adjusted for non-cash earnings items and changes in operating assets and liabilities. Net loss for the year ended December 31, 2009 was $2.3 billion as compared to net income of $3.3 billion for the year ended December 31, 2008. Accordingly, the decrease in earnings of $5.6 billion accounted for most of the $6.9 billion decrease in net cash provided by operating activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Excluding the change in earnings, the Company’s net cash provided by operating activities was $6.1 billion for the year ended December 31, 2009 compared with $7.4 billion for the year ended December 31, 2008. The net cash generated from operating activities is used to meet the Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations are affected by the timing of receipt of premiums and other revenues, as well as the payment of the Company’s insurance liabilities.

Net cash provided by operating activities increased by $0.8 billion to $10.7 billion for the year ended December 31, 2008 as compared to $9.9 billion for the year ended December 31, 2007.

Net cash used in financing activities was $4.1 billion for the year ended December 31, 2009 as compared to net cash provided by financing activities of $6.2 billion for the year ended December 31, 2008. Accordingly, net cash provided by (used in) financing activities decreased by $10.3 billion for the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2009 and 2008, the Company reduced securities lending activities in line with market conditions, which resulted in decreases in the cash collateral received in connection with the securities lending program of $1.6 billion and $20.0 billion for the years ended December 31, 2009 and 2008, respectively. The Company also experienced a $5.1 billion decrease in cash collateral received under derivatives transactions for the year ended December 31, 2009 compared to an increase of $6.9 billion for the year ended December 31, 2008. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and short-term investments. Additionally, net cash flows from policyholder account balances decreased by $2.3 billion for the year ended December 31, 2009 compared to a net increase of $13.6 billion during the year ended December 31, 2008, primarily as a result of unfavorable market conditions for the issuance of funding agreements and funding agreement-backed notes during most of the period. During the year ended December 31, 2009, there was a net issuance of long-term and junior subordinated debt of $2.9 billion compared to a net issuance of $667 million in the year ended December 31, 2008. Finally, during the year ended December 31, 2009, the Company had a net increase in cash from the issuance of common stock of $1.0 billion as compared to a $2.0 billion net increase during the year ended December 31, 2008.

Net cash provided by financing activities was $6.2 billion and $3.9 billion for the years ended December 31, 2008 and 2007, respectively. Accordingly, net cash provided by financing activities increased by $2.3 billion for the year ended December 31, 2008 as compared to the prior year. In 2008 the Company reduced securities lending activities in line with market conditions, which resulted in a decrease of $20.0 billion in the cash collateral received in connection with the securities lending program. Partially offsetting this decrease was a net increase of $15.8 billion in policyholder account balances, which primarily reflected the Company’s increased level of funding agreements with the FHLB of NY and with MetLife Short Term Funding LLC, an issuer of commercial paper. The Company also experienced a $6.9 billion increase in cash collateral received under derivatives transactions, primarily as a result of the improvement in estimated fair value of the derivatives. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and short-term investments, which partly explains the major increase in this category of liquid assets. The Company increased short-term debt by $2.0 billion in 2008 compared with a decrease of $0.8 billion in 2007, which primarily reflected new activity at MetLife Bank, which borrowed $1.0 billion from the Federal Reserve Bank of New York under the Term Auction Facility and entered into $0.7 billion of short-term borrowing from the FHLB of NY in order to fund residential mortgage origination operations acquired by the Company in 2008 and provide a cost effective substitute for cash collateral received in connection with securities lending. In 2008 the net cash paid related to collateral financing arrangements was $0.5 billion resulting from payments made by the Holding Company to an unaffiliated financial institution in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, which compares to $4.9 billion of cash provided by collateral financing arrangement transactions completed in 2007, as market conditions in 2008 reduced the availability and attractiveness of such financing. In 2008, there was a net issuance of $0.7 billion of long-term debt and junior subordinated debt securities, compared to a net issuance in 2007 of $1.1 billion. Finally, in order to strengthen its capital base, in 2008 the Company reduced its level of common stock repurchase activity by $0.5 billion compared with 2007 repurchasing only $1.3 billion of common stock in 2008 as compared to $1.8 billion in 2007, and issued $3.3 billion of stock compared with no issuance in 2007. The Company also paid dividends on the preferred stock and common stock of $0.7 billion, which was comparable to the dividends paid in 2007.

Net cash used in investing activities was $13.9 billion for the year ended December 31, 2009, as compared to $2.7 billion for the year ended December 31, 2008. The net cash used in investing activities in the year ended December 31, 2009 corresponded with a net decrease of $14.1 billion in cash and cash equivalents in the same period, reflecting the Company’s effort to redeploy the elevated level of cash and cash equivalents accumulated at year end 2008 in response to extraordinary market conditions. The net cash used in investing activities in the year ended December 31, 2009 was primarily composed of net purchases of $19.5 billion of fixed maturity securities, partially offset by a net reduction of $5.5 billion in short-term investments. In the comparable 2008 period, there were net sales of $15.4 billion of fixed maturity securities, offset by net purchases of $4.0 billion in mortgage loans and net purchases of short-term investments of $11.3 billion, while cash and cash equivalents increased by $13.9 billion.

Net cash used in investing activities was $2.7 billion and $10.6 billion for the years ended December 31, 2008 and 2007, respectively. Accordingly, net cash used in investing activities decreased by $7.9 billion for the year ended December 31, 2008 as compared to the prior year. The Company reduced the level of cash available for investing activities in 2008 in order to significantly increase cash and cash equivalents as a liquidity cushion in response to the deterioration in the financial markets in 2008. Cash and cash equivalents increased $13.9 billion at December 31, 2008 compared to the prior year. The net decrease in the amount of cash used in investing activities was primarily reflected in a decrease in net purchases of fixed maturity and equity securities of $15.8 billion and $2.4 billion, respectively, as well as a decrease in the net purchases of real estate and real estate joint ventures of $0.5 billion, a decrease in other invested assets of $0.5 billion and a decrease of $0.5 billion in the net origination of mortgage loans. In addition, the 2007 period included the sale of MetLife Australia’s annuities and pension businesses of $0.7 billion. These decreases in net cash used in investing activities were partially offset by an increase in cash invested in short-term investments of $11.3 billion due to a repositioning from other investment classes due to volatile market conditions, an increase in net purchases of other limited partnership interests of $0.1 billion and an increase in policy loans of $0.3 billion. In addition, the 2008 period includes an increase of $0.4 billion of cash used to purchase businesses and the decrease of $0.3 billion of cash held by a subsidiary, which was split-off from the Company.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At their most recently filed reports with the federal banking regulatory agencies, the Holding Company and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards.

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.
RBC Ratios — Bank Holding Company

			Regulatory	Regulatory
	December 31,		Requirements	Requirements
	2009	2008	Minimum	“Well Capitalized”

Total RBC Ratio	9.36%	9.52%	8.00%	10.00%
Tier 1 RBC Ratio	8.92%	9.21%	4.00%	6.00%
Tier 1 Leverage Ratio	5.40%	5.77%	4.00%	n/a

MetLife Bank
RBC Ratios — Bank

			Regulatory	Regulatory
	December 31,		Requirements	Requirements
	2009	2008	Minimum	“Well Capitalized”

Total RBC Ratio	13.41%	12.32%	8.00%	10.00%
Tier 1 RBC Ratio	12.16%	11.72%	4.00%	6.00%
Tier 1 Leverage Ratio	6.64%	6.51%	4.00%	5.00%

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

The Holding Company’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current high credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining high credit ratings. See “— The Company — Capital — Rating Agencies.”

Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company’s liquidity.

Liquidity and Capital Sources

Dividends from Subsidiaries.  The Holding Company relies in part on dividends from its subsidiaries to meet its cash requirements. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval. See Note 18 of the Notes to the Consolidated Financial Statements.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2010	2009		2008			2007
	Permitted		Permitted			Permitted			Permitted
	w/o		w/o			w/o			w/o
Company	Approval (1)	Paid (2)	Approval (3)	Paid (2)		Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$1,262	$—	$552	$1,318	(4)	$1,299	$500		$919
MetLife Insurance Company of Connecticut	$659	$—	$714	$500		$1,026	$690	(6)	$690
Metropolitan Tower Life Insurance Company	$93	$—	$88	$277	(5)	$113	$—		$104
Metropolitan Property and Casualty Insurance Company	$—	$300	$9	$300		$—	$400		$16

(1)	Reflects dividend amounts that may be paid during 2010 without prior regulatory approval. However, if paid before a specified date during 2010, some or all of such dividends may require regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Consists of shares of RGA stock distributed by Metropolitan Life Insurance Company to the Holding Company as an in-kind dividend of $1,318 million.

(5)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend of $164 million.

(6)	Includes a return of capital of $404 million as approved by the applicable insurance department, of which $350 million was paid to the Holding Company.

In the fourth quarter of 2008, MICC declared and paid an ordinary dividend of $500 million to the Holding Company. In the third quarter of 2008, MLIC used its otherwise ordinary dividend capacity through an in-kind dividend in conjunction with the RGA split-off as approved by the New York Insurance Commissioner.

In addition to the amounts presented in the table above, for the years ended December 31, 2009 and 2008, cash dividends in the amount of $215 million and $235 million, respectively, were paid to the Holding Company. For the year ended December 31, 2007, $190 million in dividends were paid to the Holding Company, of which $176 million were returns of capital.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At December 31, 2009 and 2008, the Holding Company had $3.8 billion and $2.7 billion in liquid assets, respectively. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At December 31, 2009 and 2008, the Holding Company had pledged $289 million and $820 million, respectively, of liquid assets under collateral support agreements.

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

We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing requirements and market conditions.

The following table summarizes the amounts outstanding under various types of global funding sources available to the Holding Company at:

	December 31,
	2009	2008
	(In millions)

Short-term debt	$—	$300
Long-term debt — unaffiliated	$10,458	$7,660
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,692
Junior subordinated debt securities	$1,748	$2,315

In November 2007, the Holding Company filed a shelf registration statement (the “2007 Registration Statement”) with the SEC, which was automatically effective upon filing, in accordance with SEC rules. SEC rules also allow for pay-as-you-go fees and the ability to add securities by filing automatically effective amendment for companies, such as the Holding Company, which qualify as “Well-Known Seasoned Issuers.” The 2007 Registration Statement registered an unlimited amount of debt and equity securities and supersedes the shelf registration statement that the Holding Company filed in April 2005. The terms of any offering will be established at the time of the offering.

Debt Issuances and Other Borrowings.  For information on debt issuances and other borrowings entered into by the Holding Company, see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Collateral Financing Arrangements.  For information on collateral financing arrangements entered into by the Holding Company, see “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

The following table summarizes the Holding Company’s outstanding senior notes series by maturity date, excluding any premium or discount, at December 31, 2009:

Maturity Date	Principal	Interest Rate
	(In millions)

2011	$750	6.13%
2012	$400	5.38%
2012	$397	3-month LIBOR + .032%
2013	$500	5.00%
2014	$350	5.50%
2015	$1,000	5.00%
2016	$1,250	6.75%
2018	$1,035	6.82%
2019	$1,035	7.72%
2020	$646	5.25%
2024	$565	5.38%
2032	$600	6.50%
2033	$200	5.88%
2034	$750	6.38%
2035	$1,000	5.70%

Credit and Committed Facilities.  In 2007, the Holding Company and MetLife Funding entered into a credit agreement with various financial institutions. The proceeds of this $2.85 billion unsecured credit facility, as amended in 2008, are available to be used for general corporate purposes, as back-up for their commercial paper programs and for the issuance of letters of credit. At December 31, 2009, the Holding Company had outstanding $548 million in letters of credit and no drawdowns against this facility. Remaining unused commitments were $2.3 billion at December 31, 2009.

The Holding Company maintains committed facilities with a capacity of $1.8 billion. At December 31, 2009, the Holding Company had outstanding $712 million in letters of credit and no aggregate drawdowns against these facilities. Remaining unused commitments were $1.1 billion at December 31, 2009. In addition, the Holding Company is a party to committed facilities of certain of its subsidiaries, which aggregated $11.0 billion at December 31, 2009. The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities.

For more information on Credit and Committed Facilities see Note 11 of the Notes to the Consolidated Financial Statements.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at December 31, 2009 and 2008.

Common and Preferred Stock.  For information on Common Stock and Preferred Stock issued by the Holding Company, see “— The Company — Liquidity and Capital Sources — Common Stock” and “— The Company — Liquidity and Capital Sources — Preferred Stock.”

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Affiliated Capital Transactions.  During the years ended December 31, 2009 and 2008, the Holding Company invested an aggregate of $986 million and $2.6 billion, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

			December 31,
Subsidiaries	Interest Rate	Maturity Date	2009	2008
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$—	$700
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	775	—
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	300	—
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,575	$1,200

Debt Repayments.  None of the Holding Company’s debt is due before December 2011, so there is no near-term debt refinancing risk.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In December 2009, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

In October 2007, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See ‘‘— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings” and Note 12 of the Notes to the Consolidated Financial Statements.

In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings” and Note 12 of the Notes to the Consolidated Financial Statements.

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

Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses and meet its cash needs.

Holding Company Cash Flows.  Net cash used in operating activities was $384 million for the year ended December 31, 2009 compared to $1.2 billion of net cash provided for the year ending December 31, 2008. Accordingly, net cash provided by operating activities decreased by $1.6 billion for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The net cash generated from operating activities is used to meet the Holding Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations represent net earnings adjusted for non-cash charges and changes in operating assets and liabilities. The 2009 and 2008 operating activities included net income (loss), earnings from subsidiaries and changes in current assets and liabilities.

Net cash provided by operating activities, primarily the result of subsidiary dividends, was $1.2 billion for the years ending December 31, 2008 and 2007.

Net cash provided by financing activities was $2.6 billion and $50 million for the years ended December 31, 2009 and 2008, respectively. Accordingly, net cash provided by financing activities increased by $2.5 billion for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, there were net issuances of $2.1 billion of long-term and junior subordinated debt compared to no net issuances in the comparable period of the prior year. Also, in order to strengthen its capital base, during the year ended December 31, 2009, the Holding Company did not repurchase any of its common stock under its common stock repurchase programs as compared to the Holding Company repurchasing $1.3 billion of its common stock in the comparable period of the prior year. In addition, the Holding Company issued $1.0 billion of common stock during the year ended December 31, 2009 compared with $3.3 billion of both treasury and common stock issued during the year ended December 31, 2008. Securities lending activity during the year ended December 31, 2009 increased the Holding Company’s cash flows by $84 million compared to a decrease of $471 million in the comparable period of the prior year. Net cash received from collateral financing arrangements was $375 million during the year ended December 31, 2009 compared to $800 million of net cash paid under these agreements during the year ended December 31, 2008. The Holding Company repaid $300 million of short-term debt during the year ended December 31, 2009, compared with net repayments of $10 million during the year ended December 31, 2008. Financing activity results relate to the Holding Company’s debt and equity financing activities, as well as changes due to the needs and obligations arising from securities lending and collateral financing arrangements.

Net cash provided by financing activities was $50 million for the year ended December 31, 2008 compared to $2.9 billion of net cash used for the year ended December 31, 2007. Accordingly, net cash provided by financing activities increased by $2.9 billion for the year ended December 31, 2008 compared to the prior year. In 2008, net cash paid relating to collateral financing arrangements was $800 million resulting from payments made by the

Holding Company to an unaffiliated financial institution, as described in Note 12 of the Notes to the Consolidated Financial Statements, compared to zero outflows for this purpose in 2007. Finally, in order to strengthen its capital base, in 2008 the Holding Company reduced its level of common stock repurchase activity by $500 million compared to the prior year and issued $3.3 billion of common stock compared with zero issuance in 2007.

Net cash used in investing activities was $2.2 billion and $1.2 billion for the years ended December 31, 2009 and 2008, respectively. Accordingly, net cash used in investing activities increased by $1.0 billion for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net purchases of fixed maturity securities were $2.0 billion for the year ended December 31, 2009, partially funded by net sales of short-term investments of $772 million. By contrast, in the year ended December 31, 2008, net sales of fixed maturity securities were $1.0 billion, and net purchases of short-term investments were $1.1 billion as the Holding Company shifted to more liquid investments. The Holding Company received $130 million for the sale of a subsidiary during the year ended December 31, 2009 as compared to the use of $202 million related to acquisitions during the year ended December 31, 2008. The Holding Company also made capital contributions of $876 million to subsidiaries (including $360 million paid pursuant to a collateral financing arrangement providing statutory reserve support for MRSC associated with its intercompany reinsurance obligations, as described in Note 12 of the Notes to the Consolidated Financial Statements) during the year ended December 31, 2009, compared to $1.3 billion (including $320 million paid pursuant to the collateral financing arrangement related to MRSC) during the year ended December 31, 2008. There were no repayments of loans made to subsidiaries in the year ended December 31, 2009 compared to a repayment of $400 million received in the year ended December 31, 2008. Investing activity results relate to the Holding Company’s management of its capital and the capital of its subsidiaries, as well as any business development opportunities.

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

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for discussion on the adoption of new accounting pronouncements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for discussion on the future adoption of new accounting pronouncements.

Subsequent Events

Dividends

On February 18, 2010, the Company’s Board of Directors announced dividends of $0.2500000 per share, for a total of $6 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2010, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2010 to shareholders of record as of February 28, 2010.

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

MetLife does not expect to make any material changes to its risk management practices in 2010.

Asset/Liability Management (“ALM”).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups. MetLife does not expect to make any material changes to its asset/liability management practices in 2010.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. Dollar results from its holdings in non-U.S. Dollar denominated fixed maturity and equity securities, mortgage and consumer loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, and the Canadian dollar. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the British pound, the Euro and the Swiss franc. Selectively, the Company uses U.S. Dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company was primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries, is held entirely or in part in U.S. Dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under generally accepted accounting principles.

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

Equity Price Risk Management.  Equity price risk incurred through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity price risk is also incurred through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company’s derivative hedges performed effectively through the extreme movements in the equity markets during the latter part of 2008. The Company also employs reinsurance to manage these exposures.

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity exposures to US dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2009:

December 31, 2009
(In millions)

Non-trading:
Interest rate risk	$4,050
Foreign currency exchange rate risk	$798
Equity price risk	$218
Trading:
Interest rate risk	$7
Foreign currency exchange rate risk	$93

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$227,642	$(4,761)
Equity securities		3,084	—
Trading securities		2,384	(10)
Mortgage loans:
Held-for-investment		46,315	(201)
Held-for-sale		2,728	(32)

Mortgage loans, net		49,043	(233)
Policy loans		11,294	(201)
Real estate joint ventures (1)		127	—
Other limited partnership interests (1)		1,581	—
Short-term investments		8,374	(1)
Other invested assets:
Mortgage servicing rights		878	85
Other		1,284	(7)
Cash and cash equivalents		10,112	—
Accrued investment income		3,173	—
Premiums and other receivables		3,532	(211)
Other assets		440	(6)
Net embedded derivatives within asset host contracts (2)		76	(17)
Mortgage loan commitments	$2,220	(48)	1
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,263	(52)	—

Total Assets			$(5,361)

Liabilities:
Policyholder account balances		$96,735	$786
Payables for collateral under securities loaned and other transactions		24,196	—
Short-term debt		912	—
Long-term debt		13,831	339
Collateral financing arrangements		2,877	(8)
Junior subordinated debt securities		3,167	152
Other liabilities:
Trading liabilities		106	3
Other		1,788	—
Net embedded derivatives within liability host contracts (2)		1,505	994

Total Liabilities			$2,266

Derivative Instruments:
Interest rate swaps	$38,152	$315	$(866)
Interest rate floors	$23,691	424	(48)
Interest rate caps	$28,409	283	86
Interest rate futures	$7,563	(2)	(29)
Interest rate options	$4,050	60	(33)
Interest rate forwards	$9,921	39	65
Synthetic GICs	$4,352	—	—
Foreign currency swaps	$16,879	122	(36)
Foreign currency forwards	$6,485	26	—
Currency options	$822	18	—
Credit default swaps	$6,723	(56)	—
Credit forwards	$220	(4)	—
Equity futures	$7,405	23	—
Equity options	$27,175	694	(64)
Variance swaps	$13,654	123	(11)
Total rate of return swaps	$376	(47)	(26)

Total Derivative Instruments			$(962)

Net Change			$(4,057)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $642 million, or 14%, to $4,057 million at December 31, 2009 from $4,699 million at December 31, 2008. The decrease in interest rate risk associated with the use of derivatives decreased by $1,571 million. Also, a decrease in the net embedded derivatives within liability host contracts primarily due to first time inclusion of international net embedded derivatives of $626 million decreased risk by $778 million. Additionally, a change in long-term and junior subordinated debt due to an improvement in credit spreads and new issuance of debt, and an increase in the duration of the investment portfolio, decreased risk by $318 million and $193 million, respectively. This was partially offset by an increase in interest rates across the long end of the swaps and U.S. Treasury curves resulting in an increase in the interest rate risk of $1,668 million. The increase in the net base of liabilities and assets of $522 million also increased interest rate risk which contributed to the offset. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$227,642	$(2,060)
Equity securities		3,084	(5)
Trading securities		2,384	(93)
Mortgage loans:
Held-for-investment		46,315	(338)
Held-for-sale		2,728	—

Mortgage loans, net		49,043	(338)
Policy loans		11,294	(45)
Short-term investments		8,374	(65)
Other invested assets:
Mortgage servicing rights		878	—
Other		1,284	(49)
Cash and cash equivalents		10,112	(100)
Accrued investment income		3,173	(10)

Total Assets			$(2,765)

Liabilities:
Policyholder account balances		$96,735	$1,275
Long-term debt		13,831	103
Net embedded derivatives within liability host contracts (2)		1,505	122

Total Liabilities			$1,500

Derivative Instruments:
Interest rate swaps	$38,152	$315	$5
Interest rate floors	$23,691	424	—
Interest rate caps	$28,409	283	—
Interest rate futures	$7,563	(2)	(2)
Interest rate options	$4,050	60	—
Interest rate forwards	$9,921	39	—
Synthetic GICs	$4,352	—	—
Foreign currency swaps	$16,879	122	215
Foreign currency forwards	$6,485	26	220
Currency options	$822	18	—
Credit default swaps	$6,723	(56)	—
Credit forwards	$220	(4)	—
Equity futures	$7,405	23	(1)
Equity options	$27,175	694	(61)
Variance swaps	$13,654	123	(2)
Total rate of return swaps	$376	(47)	—

Total Derivative Instruments			$374

Net Change			$(891)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $365 million, or 69%, to $891 million at December 31, 2009 from $526 million at December 31, 2008. This increase was due to an increase in fixed maturities of $567 million due to higher net exposures primarily to the Canadian dollar, the British pound and the Euro. Partially offsetting this change was a decrease in the foreign exposure related to the use of derivatives employed by the Company of $273 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,084	$337
Other invested assets:
Net embedded derivatives within asset host contracts (2)		76	(10)

Total Assets			$327

Liabilities:
Policyholder account balances		$96,735	$—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		1,505	414

Total Liabilities			$414

Derivative Instruments:
Interest rate swaps	$38,152	$315	$—
Interest rate floors	$23,691	424	—
Interest rate caps	$28,409	283	—
Interest rate futures	$7,563	(2)	—
Interest rate options	$4,050	60	—
Interest rate forwards	$9,921	39	—
Synthetic GICs	$4,352	—	—
Foreign currency swaps	$16,879	122	—
Foreign currency forwards	$6,485	26	—
Currency options	$822	18	—
Credit default swaps	$6,723	(56)	—
Credit forwards	$220	(4)	—
Equity futures	$7,405	23	(228)
Equity options	$27,175	694	(754)
Variance swaps	$13,654	123	10
Total rate of return swaps	$376	(47)	13

Total Derivative Instruments			$(959)

Net Change			$(218)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $42 million to $218 million at December 31, 2009 from $176 million at December 31, 2008. This increase is due to an increase of risk of $219 million attributed to the use of derivatives employed by the Company to hedge its equity exposures, partially offset by an increase in equity securities of $119 million and an increase in net embedded derivatives within liability host contracts of $53 million. The remainder is attributable to numerous immaterial items.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009, changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008, and changed its method of accounting for deferred acquisition costs and for income taxes as required by accounting guidance adopted on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 26, 2010

MetLife, Inc.

Consolidated Balance Sheets
December 31, 2009 and 2008

(In millions, except share and per share data)

	2009	2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $229,709 and $209,508, respectively)	$227,642	$188,251
Equity securities available-for-sale, at estimated fair value (cost: $3,187 and $4,131, respectively)	3,084	3,197
Trading securities, at estimated fair value (cost: $2,249 and $1,107, respectively)	2,384	946
Mortgage loans:
Held-for-investment, at amortized cost (net of valuation allowances of $721 and $304, respectively)	48,181	49,352
Held-for-sale, principally at estimated fair value	2,728	2,012

Mortgage loans, net	50,909	51,364
Policy loans	10,061	9,802
Real estate and real estate joint ventures held-for-investment	6,852	7,535
Real estate held-for-sale	44	51
Other limited partnership interests	5,508	6,039
Short-term investments	8,374	13,878
Other invested assets	12,709	17,248

Total investments	327,567	298,311
Cash and cash equivalents	10,112	24,207
Accrued investment income	3,173	3,061
Premiums and other receivables	16,752	16,973
Deferred policy acquisition costs and value of business acquired	19,256	20,144
Current income tax recoverable	316	—
Deferred income tax assets	1,228	4,927
Goodwill	5,047	5,008
Other assets	6,822	7,262
Assets of subsidiaries held-for-sale	—	946
Separate account assets	149,041	120,839

Total assets	$539,314	$501,678

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$135,879	$130,555
Policyholder account balances	138,673	142,921
Other policyholder funds	8,446	7,762
Policyholder dividends payable	761	1,023
Payables for collateral under securities loaned and other transactions	24,196	31,059
Bank deposits	10,211	6,884
Short-term debt	912	2,659
Long-term debt	13,220	9,667
Collateral financing arrangements	5,297	5,192
Junior subordinated debt securities	3,191	3,758
Current income tax payable	—	342
Other liabilities	15,989	14,284
Liabilities of subsidiaries held-for-sale	—	748
Separate account liabilities	149,041	120,839

Total liabilities	505,816	477,693

Contingencies, Commitments and Guarantees (Note 16)

Stockholders’ Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,359,818 and 798,016,664 shares issued at December 31, 2009 and 2008, respectively; 818,833,810 and 793,629,070 shares outstanding at December 31, 2009 and 2008, respectively	8	8
Additional paid-in capital	16,859	15,811
Retained earnings	19,501	22,403
Treasury stock, at cost; 3,526,008 and 4,387,594 shares at December 31, 2009 and 2008, respectively	(190)	(236)
Accumulated other comprehensive loss	(3,058)	(14,253)

Total MetLife, Inc.’s stockholders’ equity	33,121	23,734
Noncontrolling interests	377	251

Total equity	33,498	23,985

Total liabilities and stockholders’ equity	$539,314	$501,678

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

(In millions, except per share data)

	2009	2008	2007

Revenues
Premiums	$26,460	$25,914	$22,970
Universal life and investment-type product policy fees	5,203	5,381	5,238
Net investment income	14,838	16,291	18,057
Other revenues	2,329	1,586	1,465
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,439)	(1,296)	(78)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	939	—	—
Other net investment gains (losses), net	(6,272)	3,108	(500)

Total net investment gains (losses)	(7,772)	1,812	(578)

Total revenues	41,058	50,984	47,152

Expenses
Policyholder benefits and claims	28,336	27,437	23,783
Interest credited to policyholder account balances	4,849	4,788	5,461
Policyholder dividends	1,650	1,751	1,723
Other expenses	10,556	11,947	10,405

Total expenses	45,391	45,923	41,372

Income (loss) from continuing operations before provision for income tax	(4,333)	5,061	5,780
Provision for income tax expense (benefit)	(2,015)	1,580	1,675

Income (loss) from continuing operations, net of income tax	(2,318)	3,481	4,105
Income (loss) from discontinued operations, net of income tax	40	(203)	360

Net income (loss)	(2,278)	3,278	4,465
Less: Net income (loss) attributable to noncontrolling interests	(32)	69	148

Net income (loss) attributable to MetLife, Inc.	(2,246)	3,209	4,317
Less: Preferred stock dividends	122	125	137

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$4,180

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$(2.94)	$4.60	$5.32

Diluted	$(2.94)	$4.54	$5.20

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(2.89)	$4.19	$5.62

Diluted	$(2.89)	$4.14	$5.48

Cash dividends per common share	$0.74	$0.74	$0.74

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2009

(In millions)

						Accumulated Other Comprehensive Loss
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of change in accounting principle, net of income tax (Note 1)				76			(76)			—		—
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			(7)		14					7		7
Stock-based compensation			20		32					52		52
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(610)						(610)		(610)
Change in equity of noncontrolling interests											169	169
Comprehensive income (loss):
Net loss				(2,246)						(2,246)	(32)	(2,278)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(116)				(116)		(116)
Unrealized investment gains (losses), net of related offsets and income tax						11,863	(437)			11,426	(11)	11,415
Foreign currency translation adjustments, net of income tax								63		63		63
Defined benefit plans adjustment, net of income tax									(102)	(102)		(102)

Other comprehensive income (loss)										11,271	(11)	11,260

Comprehensive income (loss)										9,025	(43)	8,982

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
For the Year Ended December 31, 2008

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s	Noncontrolling Interests
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Discontinued	Continuing	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Operations	Operations	Equity

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179	$1,534	$272	$36,985
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				27		(10)			17			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196	1,534	272	37,002
Common stock issuance — newly issued shares			290						290			290
Treasury stock transactions:
Acquired in connection with share repurchase agreements			450		(1,250)				(800)			(800)
Issued in connection with common stock issuance			(2,104)		4,040				1,936			1,936
Issued to settle stock forward contracts			(29)		1,064				1,035			1,035
Acquired in connection with split-off of subsidiary					(1,318)				(1,318)			(1,318)
Other, net			(35)		118				83			83
Deferral of stock-based compensation			141						141			141
Dividends on preferred stock				(125)					(125)			(125)
Dividends on common stock				(592)					(592)			(592)
Dividends on subsidiary common stock										34		34
Change in equity of noncontrolling interests										(1,409)	(6)	(1,415)
Comprehensive income (loss):
Net income (loss)				3,209					3,209	94	(25)	3,278
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						241			241			241
Unrealized investment gains (losses), net of related offsets and income tax						(13,766)			(13,766)	(150)	10	(13,906)
Foreign currency translation adjustments, net of income tax							(593)		(593)	(107)		(700)
Defined benefit plans adjustment, net of income tax								(1,203)	(1,203)	4		(1,199)

Other comprehensive income (loss)									(15,321)	(253)	10	(15,564)

Comprehensive income (loss)									(12,112)	(159)	(15)	(12,286)

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$(246)	$(1,443)	$23,734	$—	$251	$23,985

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
For the Year Ended December 31, 2007

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined	Total
			Additional		Treasury	Unrealized	Currency	Benefit	MetLife, Inc.’s	Noncontrolling Interests
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans	Stockholders’	Discontinued	Continuing	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Equity	Operations	Operations	Equity

Balance at December 31, 2006	$1	$8	$17,454	$16,574	$(1,357)	$1,864	$57	$(803)	$33,798	$1,347	$101	$35,246
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)	(11)		(340)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469	1,336	101	34,906
Treasury stock transactions, net			94		(1,533)				(1,439)			(1,439)
Obligation under accelerated common stock repurchase agreement			(450)						(450)			(450)
Dividends on preferred stock				(137)					(137)			(137)
Dividends on common stock				(541)					(541)			(541)
Dividends on subsidiary common stock										(34)		(34)
Change in equity of noncontrolling interests										42	165	207
Comprehensive income:
Net income				4,317					4,317	141	7	4,465
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(40)			(40)			(40)
Unrealized investment gains (losses), net of related offsets and income tax						(853)			(853)	(8)	(1)	(862)
Foreign currency translation adjustments, net of income tax							290		290	56		346
Defined benefit plans adjustment, net of income tax								563	563	1		564

Other comprehensive income (loss)									(40)	49	(1)	8

Comprehensive income									4,277	190	6	4,473

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179	$1,534	$272	$36,985

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(2,278)	$3,278	$4,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	520	375	457
Amortization of premiums and accretion of discounts associated with investments, net	(967)	(939)	(955)
(Gains) losses from sales of investments and businesses, net	7,715	(1,127)	619
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	1,118	679	(606)
Interest credited to policyholder account balances	4,852	4,911	5,790
Interest credited to bank deposits	163	166	200
Universal life and investment-type product policy fees	(5,218)	(5,462)	(5,310)
Change in accrued investment income	(110)	428	(275)
Change in premiums and other receivables	(1,653)	(1,929)	(283)
Change in deferred policy acquisition costs, net	(1,837)	545	(1,178)
Change in insurance-related liabilities	6,401	5,307	5,463
Change in trading securities	(1,152)	(418)	200
Change in residential mortgage loans held-for-sale, net	(800)	(1,946)	—
Change in mortgage servicing rights	(687)	(185)	—
Change in income tax payable	(2,614)	920	101
Change in other assets	(660)	5,737	582
Change in other liabilities	865	163	581
Other, net	145	199	51

Net cash provided by operating activities	3,803	10,702	9,902

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	64,428	102,250	112,062
Equity securities	2,545	2,707	1,738
Mortgage loans	5,769	6,077	9,854
Real estate and real estate joint ventures	43	140	664
Other limited partnership interests	947	593	1,121
Purchases of:
Fixed maturity securities	(83,940)	(86,874)	(112,534)
Equity securities	(1,986)	(1,494)	(2,883)
Mortgage loans	(4,692)	(10,096)	(14,365)
Real estate and real estate joint ventures	(579)	(1,170)	(2,228)
Other limited partnership interests	(803)	(1,643)	(2,041)
Net change in short-term investments	5,534	(11,269)	55
Net change in policy loans	(259)	(467)	(190)
Net change in other invested assets	(713)	(492)	(1,020)
Purchases of businesses, net of cash received of $0, $314 and $13, respectively	—	(469)	(43)
Sales of businesses, net of cash disposed of $180, $0 and $763, respectively	(50)	(4)	(694)
Disposal of subsidiary	(19)	(313)	—
Other, net	(160)	(147)	(140)

Net cash used in investing activities	$(13,935)	$(2,671)	$(10,644)

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007
Cash flows from financing activities
Policyholder account balances:
Deposits	$77,517	$70,051	$54,977
Withdrawals	(79,799)	(56,406)	(51,903)
Net change in payables for collateral under securities loaned and other transactions	(6,863)	(13,077)	(1,710)
Net change in bank deposits	3,164	2,185	(305)
Net change in short-term debt	(1,747)	1,992	(782)
Long-term debt issued	2,961	339	726
Long-term debt repaid	(555)	(422)	(286)
Collateral financing arrangements issued	105	310	4,882
Cash received in connection with collateral financing arrangements	775	—	—
Cash paid in connection with collateral financing arrangements	(400)	(800)	—
Junior subordinated debt securities issued	500	750	694
Shares subject to mandatory redemption	—	—	(131)
Debt issuance costs	(30)	(34)	(14)
Common stock issued, net of issuance costs	—	290	—
Common stock issued to settle stock forward contracts	1,035	—	—
Stock options exercised	8	45	110
Treasury stock acquired in connection with share repurchase agreements	—	(1,250)	(1,705)
Treasury stock issued in connection with common stock issuance, net of issuance costs	—	1,936	—
Treasury stock issued to settle stock forward contracts	—	1,035	—
Dividends on preferred stock	(122)	(125)	(137)
Dividends on common stock	(610)	(592)	(541)
Other, net	(42)	(38)	67

Net cash (used in) provided by financing activities	(4,103)	6,189	3,942

Effect of change in foreign currency exchange rates on cash balances	108	(349)	61

Change in cash and cash equivalents	(14,127)	13,871	3,261
Cash and cash equivalents, beginning of year	24,239	10,368	7,107

Cash and cash equivalents, end of year	$10,112	$24,239	$10,368

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$32	$407	$170

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$32	$407

Cash and cash equivalents, from continuing operations, beginning of year	$24,207	$9,961	$6,937

Cash and cash equivalents, from continuing operations, end of year	$10,112	$24,207	$9,961

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$989	$1,107	$1,011

Income tax	$397	$27	$2,128

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$—	$2,083	$—
Cash paid	—	(783)	—

Liabilities assumed	$—	$1,300	$—

Disposal of subsidiary:
Assets disposed	$—	$22,135	$—
Liabilities disposed	—	(20,689)	—

Net assets disposed	—	1,446	—
Cash disposed	—	270	—
Transaction costs, including cash paid of $19, $43 and $0, respectively	2	60	—
Treasury stock received in common stock exchange	—	(1,318)	—

Loss on disposal of subsidiary	$2	$458	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$32	$—

Long-term debt issued	$1,035	$1,035	$—

Junior subordinated debt securities redeemed	$1,067	$1,067	$—

Contribution of equity securities to MetLife Foundation	$—	$—	$12

Purchase money mortgages on real estate sale	$93	$—	$—

Fixed maturity securities received in connection with insurance contract commutation	$—	$115	$—

Real estate and real estate joint ventures acquired in satisfaction of debt	$211	$1	$1

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Asia Pacific and Europe, Middle East and India regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

During 2009, MetLife combined its former institutional and individual businesses, as well as its auto & home unit, into a single U.S. Business organization. U.S. Business consists of Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home segments. The Company also has an International segment. The segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which is comprised of MetLife Bank, National Association (“MetLife Bank”) and other business activities. See Note 22 for further business segment information.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries, partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 10. Intercompany accounts and transactions have been eliminated.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $6.9 billion reclassified from policyholder account balances to bank deposits in the consolidated balance sheet at December 31, 2008 and $2,185 million and ($305) million reclassified from policyholder account balances to net change in bank deposits within cash flows from financing activities in the consolidated statements of cash flows for the years ended December 31, 2008 and 2007, respectively. See also Note 23 for reclassifications related to discontinued operations.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

A description of critical estimates is incorporated within the discussion of the related accounting policies which follows. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all non-governmental entities. Codification changed the referencing and organization of accounting guidance without modification of existing GAAP. Since it did not modify existing GAAP, Codification did not have any impact on the Company’s financial condition or results of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards were superseded and, therefore, are no longer referenced by title in the accompanying consolidated financial statements.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Investments

The accounting policies for the Company’s principal investments are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value.

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

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover. See also Note 3.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below cost or amortized cost recovers; (vii) with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective April 1, 2009, the Company prospectively adopted new guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses as described in “Adoption of New Accounting Pronouncements — Financial Instruments.” The new guidance requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings.

Prior to the adoption of the new OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost basis. Also, prior to the adoption of this guidance, the entire difference between the fixed maturity security’s amortized cost basis and its estimated fair value was recognized in earnings if it was determined to have an OTTI.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and it is not expected to recover to an amount at least equal to cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. When an OTTI loss has occurred, the OTTI loss is the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings.

With respect to perpetual hybrid securities that have attributes of both debt and equity, some of which are classified as fixed maturity securities and some of which are classified as non-redeemable preferred stock within equity securities, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Upon adoption of the new OTTI guidance, the Company’s methodology and significant inputs used to determine the amount of the credit loss are as follows:

(i)	The Company calculates the recovery value of fixed maturity securities by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

(ii)	When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

(iii)	Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

(iv)	When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process which incorporates available information and management’s best estimated of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. These impairments are included within net investment gains (losses). The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

The Company purchases and receives beneficial interests in special purpose entities (“SPEs”), which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on fixed maturity securities. These investments are generally made through structured notes and similar instruments (collectively, “Structured Investment Transactions”). The Company has not guaranteed the performance, liquidity or obligations of the SPEs and its exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company does not consolidate such SPEs as it has determined it is not the primary beneficiary. These Structured Investment Transactions are included in fixed maturity

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

securities and their investment income is generally recognized using the retrospective interest method. Impairments of these investments are included in net investment gains (losses). In addition, the Company has invested in certain structured transactions that are VIEs. These structured transactions include reinsurance trusts, asset-backed securitizations, hybrid securities, joint ventures, limited partnerships and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements, and supports asset and liability matching strategies for certain insurance products. Trading securities which are presented separately and short sale agreement liabilities, which are included in other liabilities, are recorded at estimated fair value, with subsequent changes in estimated fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with brokerage firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans.  Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. The Company also establishes allowances for loan losses for pools of loans with similar characteristics, such as mortgage loans based on similar property types, similar loan-to-value, or similar debt service coverage ratio factors when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to accrue for loans on which interest is generally more than 60 days past due and/or when the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded in accordance with the loan agreement as a reduction of principal and/or as interest income. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned in investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has significant influence or more than a 20% interest. For certain real estate joint ventures the Company records its share of earnings using a three-month lag methodology for all instances where the timely financial information is available and the contractual right exists to receive such financial information. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, leveraged leases, investments in insurance enterprise joint ventures, tax credit partnerships, funding agreements, mortgage servicing rights (“MSRs”) and funds withheld at interest. Freestanding derivatives with positive estimated fair values are described in the derivatives accounting policy which follows.

Leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by industry, asset type and geographic area. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for on the equity method.

Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits and are also accounted for under the equity method or under the effective yield method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

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

The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

When available, the estimated fair value of the Company’s fixed maturity and equity securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The estimated fair value of residential mortgage loans held-for-sale are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans, or securities that are backed by similar loans, are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions as to discount rates, loan-prepayments and servicing costs. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows may have a material effect on the estimated fair values of MSRs.

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

The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The primary beneficiary is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When assessing the expected losses to determine the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as hybrid securities, joint ventures, limited partnerships and limited liability companies, the Company takes into consideration the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual and implied rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to-be-announced securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits, (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios, (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the estimated fair value of a recognized asset or liability (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

The accounting for derivatives is complex and interpretations of the primary accounting guidance continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under such accounting guidance. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact in the consolidated financial statements of the Company from that previously reported.

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

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

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net investment gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net investment gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net investment gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of guaranteed minimum income benefits. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or in policyholder benefits and claims. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or in policyholder benefits and claims if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.9 billion and $1.8 billion at December 31, 2009 and 2008, respectively. Accumulated

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

depreciation and amortization of property, equipment and leasehold improvements was $1,046 million and $926 million at December 31, 2009 and 2008, respectively. Related depreciation and amortization expense was $152 million, $150 million and $132 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.7 billion and $1.5 billion at December 31, 2009 and 2008, respectively. Accumulated amortization of capitalized software was $1.2 billion and $1.0 billion at December 31, 2009 and 2008, respectively. Related amortization expense was $171 million, $153 million and $121 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the present value of future profits embedded in acquired insurance annuity and investment — type contracts. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

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

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, non-medical health insurance and traditional group life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re- estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

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

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year the Company reviews the deferred sales inducements to determine the recoverability of these balances.

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

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Banking, Corporate & Other is allocated to reporting units within the Company’s business segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when we believe meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate we believe appropriate to the risk associated with the respective reporting unit. The estimated fair value of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, we also consider the Company’s market capitalization in relation to its book value.

We apply significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of market capitalization to the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

During our 2009 impairment tests of goodwill, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. However, we continue to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 7 for further consideration of goodwill impairment testing during 2009.

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

Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 8% for domestic business and 2% to 12% for international business.

Participating business represented approximately 6% and 8% of the Company’s life insurance in-force, and 13% and 14% of the number of life insurance policies in-force, at December 31, 2009 and 2008, respectively. Participating policies represented approximately 28% and 28%, 27% and 27%, and 31% and 30% of gross and net life insurance premiums for the years ended December 31, 2009, 2008 and 2007, respectively.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 11% for domestic business and 4% to 18% for international business.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7% for domestic business and 2% to 9% for international business.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 8% for domestic business and 2% to 9% for international business.

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

The Company establishes policyholder account balances for guaranteed minimum benefits relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefits (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

•	Guaranteed minimum accumulation benefits (“GMAB”) and settlement features in certain GMIB described above provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

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

At inception of the GMWB, GMAB and certain GMIB contracts, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The fair values for these embedded derivatives are then estimated based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Policyholder account balances relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefits. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and, non-variable group annuity contracts. Policyholder account balances for these contracts are equal to (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from 1% to 17% for domestic business and 1% to 26% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Other Policyholder Funds

Other policyholder funds include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid and policyholder dividends left on deposit.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The portion of fees allocated to embedded derivatives described previously is recognized within net investment gains (losses) as part of the estimated fair value of embedded derivatives.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed. Other revenues also include changes in account value relating to corporate-owned life insurance (“COLI”). Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The expected postretirement plan benefit obligations (“EPBO”) represents the actuarial present value of all other postretirement benefits expected to be paid after retirement to employees and their dependents. Unlike for pensions, the EPBO is not recorded in the financial statements but is used in measuring the periodic expense. The accumulated postretirement plan benefit obligations (“APBO”) represents the actuarial present value of future other postretirement benefits attributed to employee services rendered through a particular date and is the valuation basis upon which liabilities are established. The APBO is determined using a variety of actuarial assumptions, from which actual results may vary, as described below.

The Company recognizes the funded status of the PBO for pension plans and the APBO for other postretirement plans for each of its plans in the consolidated balance sheets. The actuarial gains or losses, prior service costs and credits and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs are charged, net of income tax, to accumulated other comprehensive income.

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

The Subsidiaries also sponsor defined contribution savings and investment plans (“SIP”) for substantially all employees under which a portion of employee contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the SIP trust, no liability for matching contributions is recognized in the consolidated balance sheets.

Stock-Based Compensation

As more fully described in Note 18, the Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. The cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

to provide goods or services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contracts. Under the treasury stock method, exercise or issuance of stock-based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 14, 18 and 20.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Adoption of New Accounting Pronouncements

Financial Instruments

As more fully described in “Summary of Significant Accounting Policies and Critical Accounting Estimates,” effective April 1, 2009, the Company adopted new OTTI guidance. This guidance amends the previously used methodology for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements.

The Company’s net cumulative effect adjustment of adopting the OTTI guidance was an increase of $76 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $126 million, net of policyholder related amounts of $10 million and net of deferred income taxes of $40 million, resulting in the net cumulative effect adjustment of $76 million. The increase in the amortized cost basis of fixed maturity securities of $126 million by sector was as follows: $53 million — ABS, $43 million — RMBS, $17 million — U.S. corporate securities and $13 million — CMBS.

As a result of the adoption of the OTTI guidance, the Company’s pre-tax earnings for the year ended December 31, 2009 increased by $857 million, offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized during the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted guidance on disclosures about derivative instruments and hedging. This guidance requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The Company has provided all of the material disclosures in its consolidated financial statements.

The following new pronouncements relating to financial instruments had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2009, the Company adopted prospectively an update on accounting for transfers of financial assets and repurchase financing transactions. This update provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	Effective December 31, 2008, the Company adopted new guidance on the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. This new guidance more closely aligns the determination of whether an OTTI has occurred for a beneficial interest in a securitized financial asset with the original guidance for fixed maturity securities classified as available-for-sale or held-to-maturity.

•	Effective January 1, 2008, the Company adopted new guidance relating to application of the shortcut method of accounting for derivative instruments and hedging activities. This guidance permits interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by current accounting guidance on fair value measurements, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace.

•	Effective January 1, 2008, the Company adopted new guidance that permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. This new guidance also includes certain terminology modifications. Upon adoption of this guidance, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition-date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income (loss) includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The adoption of this guidance on a prospective basis did not have an impact on the Company’s consolidated financial statements. Financial statements and disclosures for periods prior to 2009 reflect the retrospective application of the accounting for noncontrolling interests as required under this guidance.

Effective January 1, 2009, the Company adopted prospectively new guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected future cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance.

Fair Value

Effective January 1, 2008, the Company adopted new fair value measurements guidance which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied this guidance prospectively to assets and liabilities measured at fair value. The adoption of this guidance changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs, as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of this guidance also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain guarantees on variable annuity contracts. The change in valuation of embedded derivatives associated with guarantees on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting the guidance on assets and liabilities measured at estimated fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of operations where it was presented in the respective statement of operations caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The Company provided all of the material disclosures in Note 5.

In February 2007, the FASB issued guidance related to the fair value option for financial assets and financial liabilities. This guidance permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected the fair value option on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities are presented as trading securities in the consolidated balance sheets with subsequent changes in estimated fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected the fair value option for certain of its existing single premium deferred annuities and the assets supporting such

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

liabilities. The fair value option was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of this guidance by the Company and its Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of the fair value option resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

Effective April 1, 2009, the Company adopted new guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. The Company has provided all of the material disclosures in its consolidated financial statements. This adoption did not have any other material impact on the Company’s consolidated financial statements.

The following new pronouncements relating to fair value had no material impact on the Company’s consolidated financial statements:

•	Effective September 30, 2008, the Company adopted new guidance relating to the fair value measurements of financial assets when the market for those assets is not active. It provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

•	Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

•	Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance states that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value.

•	Effective December 31, 2009, the Company adopted new guidance on: (i) measuring the fair value of investments in certain entities that calculate NAV per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis.

•	Effective December 31, 2009, the Company adopted new guidance on measuring liabilities at fair value. This guidance provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Defined Benefit and Other Postretirement Plans

Effective December 31, 2009, the Company adopted new guidance to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plans. This guidance requires an employer to disclose information about the valuation of plan assets similar to that required under other fair value disclosure guidance. The Company provided all of the material disclosures in its consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively new guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The Company has provided all of the required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted new guidance relating to disclosures by public entities about transfers of financial assets and interests in VIEs. This guidance requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIEs. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and if not the primary beneficiary, only if the Company holds a significant variable interest in the VIE or is its sponsor. The Company provided all of the material disclosures in its consolidated financial statements.

Effective January 1, 2007, the Company adopted new guidance on income taxes. This guidance clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. It requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. As a result of the implementation, the Company recognized a $35 million increase in the liability for unrecognized tax benefits and a $9 million decrease in the interest liability for unrecognized tax benefits, as well as a $17 million increase in the liability for unrecognized tax benefits and a $5 million increase in the interest liability for unrecognized tax benefits which are included in liabilities of subsidiaries held-for-sale. The corresponding reduction to the January 1, 2007 balance of retained earnings was $37 million, net of $11 million of noncontrolling interests.

Effective January 1, 2007, the Company adopted new guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in guidance relating to accounting and reporting by insurance enterprises for long-duration contracts and for realized gains and losses from the sale of investments. As a result of the adoption of the new guidance, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed. The adoption of this guidance resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $292 million, net of income tax of $161 million, which was recorded as a reduction to retained earnings.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following new pronouncements had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2009, the Company adopted guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock.

•	Effective January 1, 2008, the Company adopted new guidance on written loan commitments recorded at fair value through earnings. It provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments.

•	Effective January 1, 2008, the Company prospectively adopted new guidance on the sale of real estate when the agreement includes a buy-sell clause. This guidance addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity and concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance.

Future Adoption of New Accounting Pronouncements

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for the first quarter of 2010. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2009, the FASB issued additional guidance related to financial instrument transfers (ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets) and evaluation of VIEs for consolidation (ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The guidance is effective for the first quarter of 2010:

•	The financial instrument transfer guidance eliminates the concept of a “QSPE,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.

•	The consolidation guidance relating to VIEs changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2.	Acquisitions and Dispositions

2009 Disposition

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third-party for $130 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $28 million, net of income tax. The Company also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $32 million, net of income tax, during the year ended December 31, 2009. See also Note 23.

2008 Disposition

In September 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). The Company and RGA entered into a recapitalization and distribution agreement, pursuant to which the Company agreed to divest substantially all of its 52% interest in RGA to the Company’s stockholders. The split-off was effected through the following:

•	A recapitalization of RGA common stock into two classes of common stock — RGA Class A common stock and RGA Class B common stock. Pursuant to the terms of the recapitalization, each outstanding share of RGA common stock, including the 32,243,539 shares of RGA common stock beneficially owned by the Company and its subsidiaries, was reclassified as one share of RGA Class A common stock. Immediately thereafter, the Company and its subsidiaries exchanged 29,243,539 shares of its RGA Class A common stock — which represented all of the RGA Class A common stock beneficially owned by the Company and its subsidiaries other than 3,000,000 shares of RGA Class A common stock — with RGA for 29,243,539 shares of RGA Class B common stock.

•	An exchange offer, pursuant to which the Company offered to acquire MetLife common stock from its stockholders in exchange for all of its 29,243,539 shares of RGA Class B common stock. The exchange ratio was determined based upon a ratio of the value of the MetLife and RGA shares during the three-day period prior to the closing of the exchange offer. The 3,000,000 shares of the RGA Class A common stock were not subject to the tax-free exchange.

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Holding Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA’s Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. During the third quarter of 2009, the Company incurred $2 million, net of income tax, of additional costs related to this split-off. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they have been classified within equity securities in the consolidated financial statements of the Company at a cost basis of $157 million which is equivalent to the net book value of the shares. The cost basis will be adjusted to fair value at each subsequent reporting date. The Company has agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA.

The impact of the disposition of the Company’s investment in RGA is reflected in the Company’s consolidated financial statements as discontinued operations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2008 Acquisitions

During 2008, the Company made five acquisitions for $783 million. As a result of these acquisitions, MetLife’s Insurance Products segment increased its product offering of dental and vision benefit plans, MetLife Bank within Banking, Corporate & Other entered the mortgage origination and servicing business and the International segment increased its presence in Mexico and Brazil. The acquisitions were each accounted for using the purchase method of accounting, and accordingly, commenced being included in the operating results of the Company upon their respective closing dates. Total consideration paid by the Company for these acquisitions consisted of $763 million in cash and $20 million in transaction costs. The net fair value of assets acquired and liabilities assumed totaled $527 million, resulting in goodwill of $256 million. Goodwill increased by $122 million, $73 million and $61 million in the International segment, Insurance Products segment and Banking, Corporate & Other, respectively. The goodwill is deductible for tax purposes. VOCRA, VOBA and other intangibles increased by $137 million, $7 million and $6 million, respectively, as a result of these acquisitions. Further information on VOBA, goodwill and VOCRA is provided in Notes 6, 7 and 8, respectively.

2007 Acquisition and Dispositions

In June 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheets. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and VODA of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years. In June 2008, the Company revised the valuation of certain long-term liabilities, VOBA and VODA based on new information received. As a result, the fair value of acquired insurance liabilities and VOBA were reduced by $5 million and $12 million, respectively, offset by an increase in VODA of $7 million. The revised VOBA and VODA have a weighted average amortization period of 11 years. Further information on VOBA and VODA is described in Notes 6 and 8, respectively.

In August 2007, MetLife Insurance Limited completed the sale of its annuities and pension businesses to a third-party for $25 million in cash consideration resulting in a gain upon disposal of $41 million, net of income tax.

In June 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third-party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition and remains outstanding at December 31, 2009. Further information on guarantees is described in Note 16.

2009 Disposition through Assumption Reinsurance

On October 30, 2009, the Company completed the disposal, through assumption reinsurance, of substantially all of the insurance business of MetLife Canada, a wholly-owned indirect subsidiary, to a third-party. Pursuant to the assumption reinsurance agreement, the consideration paid by the Company was $259 million, comprised of cash of $14 million and fixed maturity securities, mortgage loans and other assets totaling $245 million. At the date of the assumption reinsurance agreement, the carrying value of insurance liabilities transferred was $267 million, resulting in a gain of $5 million, net of income tax. The gain was recognized in net investment gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at December 31, 2009 include the noncredit loss component of OTTI loss:

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,075	$2,821	$2,699	$10	$72,187	31.7%
RMBS	45,343	1,234	1,957	600	44,020	19.3
Foreign corporate securities	37,254	2,011	1,226	9	38,030	16.7
U.S. Treasury, agency and government guaranteed securities (1)	25,712	745	1,010	—	25,447	11.2
CMBS	16,555	191	1,106	18	15,622	6.9
ABS	14,272	189	1,077	222	13,162	5.8
Foreign government securities	11,010	1,076	139	—	11,947	5.2
State and political subdivision securities	7,468	151	411	—	7,208	3.2
Other fixed maturity securities	20	1	2	—	19	—

Total fixed maturity securities (2), (3)	$229,709	$8,419	$9,627	$859	$227,642	100.0%

Equity Securities:
Common stock	$1,537	$92	$8	$—	$1,621	52.6%
Non-redeemable preferred stock (2)	1,650	80	267	—	1,463	47.4

Total equity securities (4)	$3,187	$172	$275	$—	$3,084	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
RMBS	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
CMBS	16,079	18	3,453	12,644	6.7
ABS	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2), (3)	$209,508	$7,564	$28,821	$188,251	100.0%

Equity Securities:
Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities (4)	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $407 million and $2 million at estimated fair value with unrealized gains (losses) of $2 million and less than ($1) million at December 31, 2009 and 2008, respectively.

(2)	At time of acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature, as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			December 31,
			2009	2008
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$988	$1,224
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$349	$288
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,626	$2,110
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$91	$46

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(3)	The Company held $2.5 billion and $2.1 billion at estimated fair value of redeemable preferred stock which have stated maturity dates at December 31, 2009 and 2008, respectively. These securities, commonly referred to as “capital securities”, are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in the U.S. corporate securities sector within fixed maturity securities.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities represented $1.0 billion and $1.1 billion at estimated fair value at December 31, 2009 and 2008, respectively.

The Company held foreign currency derivatives with notional amounts of $9.1 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at both December 31, 2009 and December 31, 2008.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	December 31,
	2009	2008
	(In millions)

Below investment grade or non-rated fixed maturity securities (1):
Estimated fair value	$20,201	$12,365
Net unrealized loss	$2,609	$5,094
Non-income producing fixed maturity securities (1):
Estimated fair value	$312	$75
Net unrealized loss	$31	$19
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,154	$2,005
U.S. corporate securities	1,750	2,007
ABS	803	833
Other	43	51

Total fixed maturity securities credit enhanced by financial guarantor insurers	$4,750	$4,896

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	18%	15%

Portion rated A	2%	—%

Portion rated Baa/BBB	36%	68%

(1)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS held by the Company’s domestic insurance subsidiaries at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as securities of the Mexican government and certain Mexican government agencies. The Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities, as well as securities of the Mexican government and certain Mexican government agencies at estimated fair value were $25.4 billion and $21.3 billion; and $4.8 billion and $4.0 billion at December 31, 2009 and 2008, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$38,030	34.5%	$29,679	32.0%
Industrial	17,246	15.6	13,324	14.3
Consumer	16,924	15.4	13,122	14.1
Utility	14,785	13.4	12,434	13.4
Finance	13,756	12.5	14,996	16.1
Communications	6,580	6.0	5,714	6.1
Other	2,896	2.6	3,713	4.0

Total	$110,217	100.0%	$92,982	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,038	0.3%	$1,469	0.5%
Holdings in ten issuers with the largest exposures	$7,506	2.3%	$8,446	2.8%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$24,480	55.6%	$26,025	72.2%
Pass-through securities	19,540	44.4	10,003	27.8

Total RMBS	$44,020	100.0%	$36,028	100.0%

By risk profile:
Agency	$33,334	75.7%	$24,409	67.8%
Prime	6,775	15.4	8,254	22.9
Alternative residential mortgage loans	3,911	8.9	3,365	9.3

Total RMBS	$44,020	100.0%	$36,028	100.0%

Portion rated Aaa/AAA (1)	$35,626	80.9%	$33,265	92.3%

Portion rated NAIC 1 (2)	$38,464	87.4%	$34,513	95.8%

(1)	Based on rating agency designations, without adjustment for the revised National Association of Insurance Commissioners (“NAIC”) methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS held by the Company’s domestic insurance subsidiaries at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

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

Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy borrowers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. During 2009, there were significant ratings downgrades from investment grade to below investment grade for non-agency RMBS, both Alt-A and prime RMBS, contributing to the decrease in the percentage of RMBS with a Aaa/AAA rating to 80.9% at December 31, 2009 as compared to 92.3% at December 31, 2008, and a decrease in RMBS with a rating of NAIC 1 to 87.4% at December 31, 2009 as compared to 95.8% at December 31, 2008. These downgrades also contributed to the substantial decrease presented below in the Company’s Alt-A securities holdings rated Aa/AA or better or rated NAIC 1 as compared to December 31, 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$109	2.8%	$250	7.4%
2005	1,395	35.7	1,493	44.4
2006	825	21.1	857	25.5
2007	814	20.8	765	22.7
2008	—	—	—	—
2009	768	19.6	—	—

Total	$3,911	100.0%	$3,365	100.0%

	December 31,
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$1,248		$1,951
Rated Aa/AA or better (1)		26.3%		63.4%
Rated NAIC 1 (2)		31.3		66.7
Fixed rate		89.3		87.9
Hybrid ARM		10.7		12.1

Total Alt-A RMBS		100.0%		100.0%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS held by the Company’s domestic insurance subsidiaries at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $15.6 billion and $12.6 billion at estimated fair value at December 31, 2009 and 2008, respectively. The Company had no exposure to CMBS index securities and holdings of commercial real estate collateralized debt obligations securities had an estimated fair value of $111 million and $121 million at December 31, 2009 and 2008, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designations and by vintage year at:

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$6,836	$6,918	$394	$365	$162	$140	$52	$41	$36	$18	$7,480	$7,482
2004	2,240	2,255	200	166	114	71	133	87	88	58	2,775	2,637
2005	2,956	2,853	144	108	85	65	39	24	57	51	3,281	3,101
2006	1,087	1,009	162	139	380	323	187	129	123	48	1,939	1,648
2007	432	314	13	12	361	257	234	153	35	13	1,075	749
2008	5	5	—	—	—	—	—	—	—	—	5	5
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$13,556	$13,354	$913	$790	$1,102	$856	$645	$434	$339	$188	$16,555	$15,622

Ratings Distribution		85.4%		5.1%		5.5%		2.8%		1.2%		100.0%

	December 31, 2008
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$5,428	$4,975	$424	$272	$213	$124	$51	$24	$42	$17	$6,158	$5,412
2004	2,630	2,255	205	100	114	41	47	11	102	50	3,098	2,457
2005	3,403	2,664	187	49	40	13	5	1	18	10	3,653	2,737
2006	1,825	1,348	110	39	25	14	94	36	—	—	2,054	1,437
2007	999	535	43	28	63	28	10	9	—	—	1,115	600
2008	1	1	—	—	—	—	—	—	—	—	1	1
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$14,286	$11,778	$969	$488	$455	$220	$207	$81	$162	$77	$16,079	$12,644

Ratings Distribution		93.2%		3.9%		1.7%		0.6%		0.6%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $13.2 billion and $10.5 billion at estimated fair value at December 31, 2009 and 2008, respectively. The Company’s ABS are diversified both by sector and by issuer.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the types of and certain other information about ABS held by the Company at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$7,057	53.6%	$5,190	49.3%
Student loans	1,855	14.1	1,085	10.3
RMBS backed by sub-prime mortgage loans	1,044	7.9	1,142	10.9
Automobile loans	963	7.3	1,051	10.0
Other loans	2,243	17.1	2,055	19.5

Total	$13,162	100.0%	$10,523	100.0%

Portion rated Aaa/AAA (1)	$9,354	71.1%	$7,934	75.4%

Portion rated NAIC 1 (2)	$11,573	87.9%	$9,393	89.3%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		37.6%		37.2%
Of the 37.6% and 37.2% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		17.2%		18.8%
By financial guarantor insurers rated A		7.9%		—%
By financial guarantor insurers rated Baa/BBB		—%		37.3%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS backed by sub-prime mortgage loans held by the Company’s domestic insurance subsidiaries. Non-agency RMBS backed by sub-prime mortgage loans held by the Company’s domestic insurance subsidiaries at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designations and by vintage year at:

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$57	$48	$73	$58	$11	$8	$7	$6	$98	$56	$246	$176
2004	99	68	316	222	39	27	24	15	31	15	509	347
2005	64	45	226	144	40	26	24	18	209	139	563	372
2006	6	6	62	22	—	—	22	5	115	72	205	105
2007	—	—	78	28	—	—	—	—	36	16	114	44
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$226	$167	$755	$474	$90	$61	$77	$44	$489	$298	$1,637	$1,044

Ratings Distribution		16.0%		45.4%		5.8%		4.2%		28.6%		100.0%

The rating distribution of the Company’s ABS supported by sub-prime mortgage loans at December 31, 2009 using NAIC ratings are as follows: 69.1% NAIC 1, 4.2% NAIC 2, 12.2% NAIC 3, 6.2% NAIC 4, 8.3% NAIC 5 and 0% NAIC 6.

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

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at December 31, 2009 and 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2009		2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$6,845	$6,924	$5,556	$5,491
Due after one year through five years	38,408	39,399	33,604	30,884
Due after five years through ten years	40,448	41,568	41,481	36,895
Due after ten years	67,838	66,947	58,547	55,786

Subtotal	153,539	154,838	139,188	129,056
RMBS, CMBS and ABS	76,170	72,804	70,320	59,195

Total fixed maturity securities	$229,709	$227,642	$209,508	$188,251

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately in the table, as they are not due at a single maturity.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1, effective April 1, 2009, the Company adopted new OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

With respect to fixed maturity securities, the Company considers, amongst other impairment criteria, whether it has the intent to sell a particular impaired fixed maturity security. The Company’s intent to sell a particular impaired fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in estimated fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described in Note 1. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

With respect to perpetual hybrid securities, some of which are classified as fixed maturity securities and some of which are classified as equity securities, within non-redeemable preferred stock, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows at:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Fixed maturity securities that were temporarily impaired	$(1,208)	$(21,246)	$3,479
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(859)	—	—

Total fixed maturity securities	(2,067)	(21,246)	3,479
Equity securities	(103)	(934)	159
Derivatives	(144)	(2)	(373)
Other	71	53	3

Subtotal	(2,243)	(22,129)	3,268

Amounts allocated from:
Insurance liability loss recognition	(118)	42	(608)
DAC and VOBA on which noncredit OTTI losses have been recognized	71	—	—
DAC and VOBA	145	3,025	(327)
Policyholder dividend obligation	—	—	(789)

Subtotal	98	3,067	(1,724)
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	275	—	—
Deferred income tax benefit (expense)	539	6,508	(423)

Net unrealized investment gains (losses)	(1,331)	(12,554)	1,121
Net unrealized investment gains (losses) attributable to noncontrolling interests	1	(10)	(150)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(1,330)	$(12,564)	$971

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above of $859 million, includes $126 million related to the transition adjustment, $939 million ($857 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 and $206 million of subsequent

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance, beginning of period	$(12,564)	$971	$1,864
Cumulative effect of changes in accounting principle, net of income tax	(76)	(10)	—
Fixed maturity securities on which noncredit OTTI losses have been recognized	(733)	—	—
Unrealized investment gains (losses) during the year	20,745	(25,536)	(2,149)
Unrealized investment losses of subsidiaries at the date of disposal	—	149	—
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(160)	650	541
DAC and VOBA on which noncredit OTTI losses have been recognized	61	—	—
DAC and VOBA	(2,880)	3,370	(138)
DAC and VOBA of subsidiary at date of disposal	—	(18)	—
Policyholder dividend obligation	—	789	273
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	235	—	—
Deferred income tax benefit (expense)	(5,969)	6,991	571
Deferred income tax benefit (expense) of subsidiaries at date of disposal	—	(60)	—

Net unrealized investment gains (losses)	(1,341)	(12,704)	962
Net unrealized investment gains (losses) attributable to noncontrolling interests	11	(10)	1
Net unrealized investment gains (losses) attributable to noncontrolling interests of subsidiary at date of disposal	—	150	8

Balance, end of period	$(1,330)	$(12,564)	$971

Change in net unrealized investment gains (losses)	$11,223	$(13,665)	$(902)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	11	(10)	1
Change in net unrealized investment gains (losses) attributable to noncontrolling interests of subsidiary at date of disposal	—	150	8

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$11,234	$(13,525)	$(893)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at December 31, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	December 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$8,641	$395	$18,004	$2,314	$26,645	$2,709
RMBS	5,623	119	10,268	2,438	15,891	2,557
Foreign corporate securities	3,786	139	7,282	1,096	11,068	1,235
U.S. Treasury, agency and government guaranteed securities	15,051	990	51	20	15,102	1,010
CMBS	2,052	29	5,435	1,095	7,487	1,124
ABS	1,259	143	5,875	1,156	7,134	1,299
Foreign government securities	2,318	55	507	84	2,825	139
State and political subdivision securities	2,086	94	1,843	317	3,929	411
Other fixed maturity securities	6	2	—	—	6	2

Total fixed maturity securities	$40,822	$1,966	$49,265	$8,520	$90,087	$10,486

Equity Securities:
Common stock	56	7	14	1	70	8
Non-redeemable preferred stock	66	41	930	226	996	267

Total equity securities	$122	$48	$944	$227	$1,066	$275

Total number of securities in an unrealized loss position	2,210		3,333

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$30,076	$4,479	$18,011	$5,423	$48,087	$9,902
RMBS	10,032	2,711	4,572	2,009	14,604	4,720
Foreign corporate securities	15,634	3,157	6,609	2,527	22,243	5,684
U.S. Treasury, agency and government guaranteed securities	106	1	—	—	106	1
CMBS	9,259	1,665	3,093	1,788	12,352	3,453
ABS	6,412	1,325	3,777	2,414	10,189	3,739
Foreign government securities	2,030	316	403	61	2,433	377
State and political subdivision securities	2,035	405	948	537	2,983	942
Other fixed maturity securities	20	3	2	—	22	3

Total fixed maturity securities	$75,604	$14,062	$37,415	$14,759	$113,019	$28,821

Equity securities	$727	$306	$978	$672	$1,705	$978

Total number of securities in an unrealized loss position	9,066		3,539

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at December 31, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$35,163	$2,658	$933	$713	1,725	186
Six months or greater but less than nine months	4,908	674	508	194	124	49
Nine months or greater but less than twelve months	1,723	1,659	167	517	106	79
Twelve months or greater	41,721	12,067	3,207	4,247	2,369	724

Total	$83,515	$17,058	$4,815	$5,671

Percentage of cost or amortized cost			6%	33%

Equity Securities:
Less than six months	$66	$63	$7	$14	199	8
Six months or greater but less than nine months	6	1	1	1	15	2
Nine months or greater but less than twelve months	13	94	2	39	8	6
Twelve months or greater	610	488	73	138	50	24

Total	$695	$646	$83	$192

Percentage of cost			12%	30%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Percentage of cost or amortized cost			9%	38%

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

Percentage of cost			13%	43%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater increased from none at December 31, 2008 to $138 million at December 31, 2009. As shown in the section below “Evaluating Temporarily Impaired Available for Sale Securities,” the $138 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at December 31, 2009 were investment grade non-redeemable preferred stock, of which $136 million were financial services industry investment grade non-redeemable preferred stock, of which 62% were rated A or better.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at December 31, 2009, of $10.8 billion and $29.8 billion at December 31, 2009 and 2008, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	December 31,
	2009	2008

Sector:
U.S. corporate securities	25%	33%
RMBS	24	16
ABS	12	13
Foreign corporate securities	11	19
CMBS	10	11
U.S. Treasury, agency and government guaranteed securities	9	—
State and political subdivision securities	4	3
Other	5	5

Total	100%	100%

Industry:
Mortgage-backed	34%	27%
Finance	22	24
Asset-backed	12	13
U.S. Treasury, agency and government guaranteed securities	9	—
Consumer	4	11
Utility	4	8
State and political subdivision securities	4	3
Communications	2	5
Industrial	1	4
Other	8	5

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	December 31,
	2009		2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	223	9	699	33
Total gross unrealized loss	$4,465	$132	$14,485	$699
Percentage of total gross unrealized loss	43%	48%	50%	71%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $10.6 billion during the year ended December 31, 2009. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2009 being primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities is given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2009:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$14	$13	93%	$9	69%	$9	100%	3%
Six months or greater but less than twelve months	40	39	98%	39	100%	37	95%	99%
Twelve months or greater	138	138	100%	138	100%	136	99%	62%

All equity securities with a gross unrealized loss of 20% or more	$192	$190	99%	$186	98%	$182	98%	67%

In connection with the equity securities impairment review process at December 31, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

As described more fully in Note 1, effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(2,439)	$(1,296)	$(78)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	939	—	—

Net OTTI losses on fixed maturity securities recognized in earnings	(1,500)	(1,296)	(78)
Fixed maturity securities — net gains (losses) on sales and disposals	(163)	(657)	(537)

Total losses on fixed maturity securities	(1,663)	(1,953)	(615)

Other net investment gains (losses):
Equity securities	(399)	(253)	164
Mortgage loans	(442)	(136)	3
Real estate and real estate joint ventures	(164)	(18)	46
Other limited partnership interests	(356)	(140)	16
Freestanding derivatives	(6,624)	6,560	61
Embedded derivatives	1,758	(2,650)	(321)
Other	118	402	68

Total net investment gains (losses)	$(7,772)	$1,812	$(578)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)

Proceeds	$38,972	$62,495	$78,001	$950	$2,107	$1,112	$39,922	$64,602	$79,113

Gross investment gains	947	858	554	134	440	226	1,081	1,298	780

Gross investment losses	(1,110)	(1,515)	(1,091)	(133)	(263)	(43)	(1,243)	(1,778)	(1,134)

Total OTTI losses recognized in earnings:
Credit-related	(1,137)	(1,138)	(58)	—	—	—	(1,137)	(1,138)	(58)
Other (1)	(363)	(158)	(20)	(400)	(430)	(19)	(763)	(588)	(39)

Total OTTI losses recognized in earnings	(1,500)	(1,296)	(78)	(400)	(430)	(19)	(1,900)	(1,726)	(97)

Net investment gains (losses)	$(1,663)	$(1,953)	$(615)	$(399)	$(253)	$164	$(2,062)	$(2,206)	$(451)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Fixed maturity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

U.S. and foreign corporate securities:
Finance	$459	$673	$18
Communications	235	134	—
Consumer	211	107	—
Utility	89	5	1
Industrial	30	26	18
Other	26	185	28

Total U.S. and foreign corporate securities	1,050	1,130	65
RMBS	193	—	—
ABS	168	99	13
CMBS	88	65	—
Foreign government securities	1	2	—

Total	$1,500	$1,296	$78

Equity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Sector:
Non-redeemable preferred stock	$333	$319	$1
Common stock	67	111	18

Total	$400	$430	$19

Industry:
Financial services industry:
Perpetual hybrid securities	$310	$90	$—
Common and remaining non-redeemable preferred stock	30	251	1

Total financial services industry	340	341	1
Other	60	89	18

Total	$400	$430	$19

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive loss:

Year Ended December 31, 2009
(In millions)

Balance, beginning of period	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	311
Additional impairments — credit loss OTTI recognized on securities previously impaired	91
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(49)
Due to increases in cash flows — accretion of previous credit loss OTTI	(2)

Balance, end of period	$581

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Fixed maturity securities	$11,617	$13,577	$14,576
Equity securities	178	258	265
Trading securities	400	(193)	50
Mortgage loans	2,743	2,855	2,811
Policy loans	648	601	572
Real estate and real estate joint ventures	(196)	574	943
Other limited partnership interests	174	(170)	1,309
Cash, cash equivalents and short-term investments	129	353	491
International joint ventures (1)	(115)	43	17
Other	205	350	320

Total investment income	15,783	18,248	21,354
Less: Investment expenses	945	1,957	3,297

Net investment income	$14,838	$16,291	$18,057

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint investments that do not qualify for hedge accounting of ($143) million, $178 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively. The current year losses were primarily attributable to losses on equity derivatives and losses on foreign currency derivatives (both of which are used to hedge embedded derivative risk) due to improving equity markets in the current period and the U.S. Dollar weakening against several major foreign currencies. In addition, included in the equity in earnings of the joint ventures were losses attributable to the narrowing of the Company’s own credit spread, which is included in the valuation of certain liabilities, including embedded derivatives, that are carried at estimated fair value.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control, the amounts of which by aging category are presented below.

Elements of the securities lending programs are presented below at:

	December 31,
	2009	2008
	(In millions)

Securities on loan:
Cost or amortized cost	$21,012	$20,791
Estimated fair value	$20,949	$22,885
Aging of cash collateral liability:
Open (1)	$3,290	$5,118
Less than thirty days	13,605	14,711
Thirty days or greater but less than sixty days	3,534	3,472
Sixty days or greater but less than ninety days	92	—
Ninety days or greater	995	—

Total cash collateral liability	$21,516	$23,301

Security collateral on deposit from counterparties	$6	$279

Reinvestment portfolio — estimated fair value	$20,339	$19,509

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities related to the cash collateral on open at December 31, 2009 has been reduced to $3,193 million from $4,986 million at December 31, 2008. Of the $3,193 million of estimated fair value of the securities related to the cash collateral on open at December 31, 2009, $3,012 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to ninety days or greater, was primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, ABS, U.S. corporate and foreign corporate securities).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

The invested assets on deposit, invested assets held in trust and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents, fixed maturity and equity securities and at carrying value for mortgage loans.

	December 31,
	2009	2008
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$1,383	$1,282
Invested assets held in trust:
Collateral financing arrangements (2)	5,653	4,431
Reinsurance arrangements (3)	2,719	2,037
Invested assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	20,612	20,880
Debt and funding agreements — FHLB of Boston (4)	419	1,284
Funding agreements — Farmer MAC (5)	2,871	2,875
Federal Reserve Bank of New York (6)	1,537	1,577
Collateral financing arrangements (7)	80	316
Derivative transactions (8)	1,671	1,744
Short sale agreements (9)	496	346
Other	—	180

Total invested assets on deposit, held in trust and pledged as collateral	$37,441	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities to the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 8.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”). The nature of the Farmer MAC arrangements is described in Note 8.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 11.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 12.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

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

The table below presents certain information about the Company’s trading securities portfolios:

	December 31,
	2009	2008
	(In millions)

Trading securities — at estimated fair value	$2,384	$946
Short sale agreement liabilities — at estimated fair value (included in other liabilities)	$106	$57
Investments pledged to secure short sale agreement liabilities	$496	$346

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Net investment income (1)	$400	$(193)	$50
Changes in estimated fair value included in net investment income	$309	$(174)	$(4)

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities and the related short sale agreement liabilities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment:
Commercial mortgage loans	$34,587	67.9%	$35,965	70.1%
Agricultural mortgage loans	12,140	23.8	12,234	23.8
Residential and consumer loans	1,454	2.9	1,153	2.2

Total mortgage loans held-for-investment	48,181	94.6%	49,352	96.1%

Mortgage loans held-for-sale:
Residential — fair value option	2,470	4.9	1,975	3.8
Commercial and residential — lower of amortized cost or estimated fair value	258	0.5	37	0.1

Total mortgage loans held-for-sale	2,728	5.4	2,012	3.9

Total mortgage loans, net	$50,909	100.0%	$51,364	100.0%

Mortgage Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce risk of concentration. Mortgage loans are collateralized by properties primarily located in the United States. The carrying value of the Company’s mortgage loans located in California, New York and Texas were 20%, 7% and 6% at December 31, 2009, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate. Commercial mortgage loans at December 31, 2009 and 2008 were $35,176 million and $36,197 million, respectively, or 68.1% and 72.9%, respectively, of total mortgage loans prior to valuation allowances. Net of valuation allowances

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

commercial mortgage loans were $34,587 million and $35,965 million, respectively, at December 31, 2009 and 2008 and there was diversity across geographic regions and property types as shown below at:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region:
Pacific	$8,684	25.1%	$8,837	24.6%
South Atlantic	7,342	21.2	8,101	22.5
Middle Atlantic	5,948	17.2	5,931	16.5
International	3,564	10.3	3,414	9.5
West South Central	2,870	8.3	3,070	8.5
East North Central	2,487	7.2	2,591	7.2
New England	1,414	4.1	1,529	4.3
Mountain	944	2.7	1,052	2.9
West North Central	641	1.9	716	2.0
East South Central	443	1.3	468	1.3
Other	250	0.7	256	0.7

Total	$34,587	100.0%	$35,965	100.0%

Property Type:
Office	$14,986	43.3%	$15,307	42.6%
Retail	7,870	22.8	8,038	22.3
Apartments	3,696	10.7	4,113	11.4
Hotel	2,947	8.5	3,078	8.6
Industrial	2,759	8.0	2,901	8.1
Other	2,329	6.7	2,528	7.0

Total	$34,587	100.0%	$35,965	100.0%

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $368 million and $372 million at December 31, 2009 and 2008, respectively.

Information regarding valuation allowances on mortgage loans held-for-investment is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance, January 1,	$304	$197	$182
Additions	475	200	76
Deductions	(58)	(93)	(61)

Balance, December 31,	$721	$304	$197

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Impaired mortgage loans held-for-investment consisted of the following:

	December 31,
	2009	2008
	(In millions)

Impaired loans with valuation allowances	$316	$259
Impaired loans without valuation allowances	106	52

Subtotal	422	311
Less: Valuation allowances on impaired loans	123	69

Impaired loans, net	$299	$242

Information about impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure is as follows:

	As of and for the
	Years Ended December 31,
	2009	2008	2007
	(In millions)

Impaired loans — average investment during the period	$338	$389	$453
Impaired loans — interest income recognized — accrual basis	$1	$10	$38
Impaired loans — interest income recognized — cash basis	$8	$12	$19
Restructured loans — amount	$37	$1	$2
Restructured loans — interest income recognized	$—	$1	$1
Loans 90 days or more past due, interest still accruing — amortized cost	$14	$2	$4
Loans 90 days or more past due, interest no longer accruing — amortized cost	$62	$11	$28
Loans in foreclosure — amortized cost	$91	$28	$12

Real Estate Holdings

Real estate holdings by type consisted of the following:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Real estate	$5,435	78.8%	$5,351	70.6%
Accumulated depreciation	(1,408)	(20.4)	(1,340)	(17.7)

Net real estate	4,027	58.4	4,011	52.9
Real estate joint ventures and funds	2,698	39.1	3,522	46.4
Foreclosed real estate	127	1.9	2	—

Real estate held-for-investment	6,852	99.4	7,535	99.3
Real estate held-for-sale	44	0.6	51	0.7

Total real estate holdings	$6,896	100.0%	$7,586	100.0%

Related depreciation expense on real estate was $135 million, $136 million and $130 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include $1 million, $1 million and $3 million of depreciation expense related to discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

There were no impairments recognized on real estate held-for-sale for each of the years ended December 31, 2009, 2008 and 2007. Impairments of real estate and real estate joint ventures held-for-investment were $160 million and $20 million for the years ended December 31, 2009 and 2008, respectively. There were no impairments of real estate and real estate joint ventures held-for-investment for the year ended December 31, 2007. The carrying value of non-income producing real estate was $76 million and $28 million at December 31, 2009 and 2008, respectively.

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States, and at December 31, 2009, 23%, 13%, 11% and 10% were located in California, Florida, New York and Texas, respectively.

Real estate holdings were categorized as follows:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Office	$3,557	52%	$3,489	46%
Apartments	1,438	21	1,602	21
Real estate investment funds	504	7	1,080	14
Retail	467	7	472	6
Industrial	436	6	483	7
Hotel	203	3	180	3
Land	110	1	155	2
Agriculture	57	1	24	—
Other	124	2	101	1

Total real estate holdings	$6,896	100%	$7,586	100%

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.5 billion and $6.0 billion at December 31, 2009 and 2008, respectively. Included within other limited partnership interests were $1.0 billion and $1.3 billion, at December 31, 2009 and 2008, respectively, of investments in hedge funds. Impairments of other limited partnership interests, principally cost method other limited partnership interests, were $354 million, $105 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$6,133	48.2%	$12,306	71.3%
Leveraged leases, net of non-recourse debt	2,227	17.5	2,146	12.4
Joint venture investments	977	7.7	751	4.4
MSRs	878	6.9	191	1.1
Tax credit partnerships	719	5.7	503	2.9
Funds withheld	505	4.0	62	0.4
Funding agreements	409	3.2	394	2.3
Other	861	6.8	895	5.2

Total	$12,709	100.0%	$17,248	100.0%

See Note 4 for information regarding the freestanding derivatives with positive estimated fair values. See the following section for the composition of leveraged leases and information on MSRs. Joint venture investments are accounted for on the equity method and represent the Company’s investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and are accounted for under the equity method or under the effective yield method. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2009	2008
	(In millions)

Rental receivables, net	$1,698	$1,486
Estimated residual values	1,921	1,913

Subtotal	3,619	3,399
Unearned income	(1,392)	(1,253)

Investment in leveraged leases	$2,227	$2,146

The Company’s deferred income tax liability related to leveraged leases was $1.3 billion and $1.2 billion at December 31, 2009 and 2008, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)
Income from investment in leveraged leases (included in net investment income)	$114	$116	$68
Less: Income tax expense on leveraged leases	(40)	(40)	(24)

Net income from investment in leveraged leases	$74	$76	$44

Mortgage Servicing Rights

The following table presents the carrying value and changes in capitalized MSRs, which are included in other invested assets:

	Years Ended December 31,
	2009	2008
	(In millions)

Estimated fair value, January 1,	$191	$—
Acquisition of MSRs	117	350
Origination of MSRs	511	—
Reductions due to loan payments	(113)	(10)
Reductions due to sales	—	—
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	172	(149)
Other changes in estimated fair value	—	—

Estimated fair value, December 31,	$878	$191

The Company recognizes the rights to service residential mortgage loans as MSRs. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See also Note 5 for further information about how the estimated fair value of MSRs is determined and other related information.

Variable Interest Entities

The Company invests in certain entities that are VIEs, as a passive investor holding a limited partnership interest, or as a sponsor or debt holder. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at December 31, 2009 and 2008. Generally, creditors or beneficial interest holders

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2009		2008
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$3,230	$—	$2,361	$—
Other limited partnership interests	367	72	20	3
Other invested assets	27	1	10	3
Real estate joint ventures	22	17	26	15

Total	$3,646	$90	$2,417	$21

(1)	See Note 12 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At December 31, 2009 and 2008, these assets are presented at estimated fair value and consist of the following:

	December 31,
	2009	2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$1,049	$948
ABS	963	409
RMBS	672	561
CMBS	348	98
Foreign corporate securities	80	95
U.S. Treasury, agency and government guaranteed securities	33	—
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of less than $1 million and $60 million, respectively)	59	224

Total	$3,230	$2,361

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company invests in certain entities that are VIEs, as a passive investor holding a limited partnership interest, or as a sponsor or debt holder. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at December 31, 2009 and 2008:

	December 31,
	2009		2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$1,254	$1,254	$1,080	$1,080
U.S. corporate securities	1,216	1,216	992	992
Other limited partnership interests	2,543	2,887	3,496	4,004
Other invested assets	416	409	318	108
Equity securities available-for-sale:
Non-redeemable preferred	31	31	—	—
Real estate joint ventures	30	30	32	32

Total	$5,490	$5,827	$5,918	$6,216

(1)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third-party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $232 million and $278 million at December 31, 2009 and 2008, respectively.

As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2009, 2008 and 2007.

4.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

See Note 1 for a description of the Company’s accounting policies for derivative financial instruments.

See Note 5 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		December 31,
		2009			2008
			Estimated			Estimated
Primary Underlying		Notional	Fair Value (1)		Notional	Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$38,152	$1,570	$1,255	$34,060	$4,617	$1,468
	Interest rate floors	23,691	461	37	48,517	1,748	—
	Interest rate caps	28,409	283	—	24,643	11	—
	Interest rate futures	7,563	8	10	13,851	44	117
	Interest rate options	4,050	117	57	2,365	939	35
	Interest rate forwards	9,921	66	27	16,616	49	70
	Synthetic GICs	4,352	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	16,879	1,514	1,392	19,438	1,953	1,866
	Foreign currency forwards	6,485	83	57	5,167	153	129
	Currency options	822	18	—	932	73	—
	Non-derivative hedging instruments (2)	—	—	—	351	—	323
Credit	Swap spreadlocks	—	—	—	2,338	—	99
	Credit default swaps	6,723	74	130	5,219	152	69
	Credit forwards	220	2	6	—	—	—
Equity market	Equity futures	7,405	44	21	6,057	1	88
	Equity options	27,175	1,712	1,018	5,153	2,150	—
	Variance swaps	13,654	181	58	9,222	416	—
	Total rate of return swaps	376	—	47	250	—	101

	Total	$195,877	$6,133	$4,115	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2009:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$2,509	$9,855	$16,498	$9,290	$38,152
Interest rate floors	325	2,580	20,786	—	23,691
Interest rate caps	4,003	21,050	3,356	—	28,409
Interest rate futures	7,563	—	—	—	7,563
Interest rate options	200	100	3,750	—	4,050
Interest rate forwards	9,921	—	—	—	9,921
Synthetic GICs	4,352	—	—	—	4,352
Foreign currency swaps	880	8,290	4,588	3,121	16,879
Foreign currency forwards	6,485	—	—	—	6,485
Currency options	822	—	—	—	822
Credit default swaps	112	5,910	701	—	6,723
Credit forwards	200	20	—	—	220
Equity futures	7,405	—	—	—	7,405
Equity options	355	22,007	4,384	429	27,175
Variance swaps	—	1,259	11,908	487	13,654
Total rate of return swaps	376	—	—	—	376

Total	$45,508	$71,071	$65,971	$13,327	$195,877

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company utilizes interest rate swaps in fair value, cash flow and non-qualifying hedging relationships.

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

In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.

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

The Company writes covered call options on its portfolio of U.S. Treasuries as an income generation strategy. In a covered call transaction, the Company receives a premium at the inception of the contract in exchange for giving the derivative counterparty the right to purchase the referenced security from the Company at a predetermined price. The call option is “covered” because the Company owns the referenced security over the term of the option. Covered call options are included in interest rate options in the preceding table. The Company utilizes covered call options in non-qualifying hedging relationships.

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company also uses interest rate forwards to sell to be announced securities as economic hedges against the risk of changes in the fair value of mortgage loans held-for-sale and interest rate lock commitments. The Company utilizes interest rate forwards in cash flow and non-qualifying hedging relationships.

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

A synthetic GIC is a contract that simulates the performance of a traditional guaranteed interest contract through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.

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

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow, net investment in foreign operations and non-qualifying hedging relationships.

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

The Company enters into currency option contracts that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s international subsidiaries. The Company utilizes currency options in non-qualifying hedging relationships.

The Company uses certain of its foreign currency denominated funding agreements to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments in the preceding table.

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

The Company enters into forwards to lock in the price to be paid for forward purchases of certain securities. The price is agreed upon at the time of the contract and payment for the contract is made at a specified future date. When the primary purpose of entering into these transactions is to hedge against the risk of changes in purchase price due to changes in credit spreads, the Company designates these as credit forwards. The Company utilizes credit forwards in cash flow hedging relationships.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2009			2008
	Estimated			Estimated
	Fair			Fair
	Value			Value
	Notional			Notional
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$4,807	$854	$132	$6,093	$467	$550
Interest rate swaps	4,824	500	75	4,141	1,338	153

Subtotal	9,631	1,354	207	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	4,108	127	347	3,782	463	381
Interest rate swaps	1,740	—	48	286	—	6
Interest rate forwards	—	—	—	—	—	—
Credit forwards	220	2	6	—	—	—

Subtotal	6,068	129	401	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,880	27	13	1,670	32	50
Foreign currency swaps	—	—	—	164	1	—
Non-derivative hedging instruments	—	—	—	351	—	323

Subtotal	1,880	27	13	2,185	33	373

Total Qualifying Hedges	$17,579	$1,510	$621	$16,487	$2,301	$1,463

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2009			2008
	Estimated			Estimated
	Fair			Fair
	Value			Value
Derivatives Not Designated or Not	Notional			Notional
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,588	$1,070	$1,132	$29,633	$3,279	$1,309
Interest rate floors	23,691	461	37	48,517	1,748	—
Interest rate caps	28,409	283	—	24,643	11	—
Interest rate futures	7,563	8	10	13,851	44	117
Interest rate options	4,050	117	57	2,365	939	35
Interest rate forwards	9,921	66	27	16,616	49	70
Synthetic GICs	4,352	—	—	4,260	—	—
Foreign currency swaps	7,964	533	913	9,399	1,022	935
Foreign currency forwards	4,605	56	44	3,497	121	79
Currency options	822	18	—	932	73	—
Swap spreadlocks	—	—	—	2,338	—	99
Credit default swaps	6,723	74	130	5,219	152	69
Equity futures	7,405	44	21	6,057	1	88
Equity options	27,175	1,712	1,018	5,153	2,150	—
Variance swaps	13,654	181	58	9,222	416	—
Total rate of return swaps	376	—	47	250	—	101

Total non-designated or non-qualifying derivatives	$178,298	$4,623	$3,494	$181,952	$10,005	$2,902

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$49	$19	$29
Interest credited to policyholder account balances	220	105	(34)
Other expenses	(3)	(9)	1
Non-qualifying hedges:
Net investment income	(2)	1	(5)
Net investment gains (losses)	91	49	278
Other revenues	77	3	—

Total	$432	$168	$269

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate investments to floating rate

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the years ended December 31, 2009, 2008 and 2007:

		Net Investment		Ineffectiveness
		Gains (Losses)	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$49	$(42)	$7
	Policyholder account balances (1)	(963)	951	(12)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	10	(3)
	Foreign-denominated policyholder account balances (2)	462	(449)	13

Total		$(465)	$470	$5

For the Year Ended December 31, 2008		$245	$(248)	$(3)

For the Year Ended December 31, 2007		$334	$(326)	$8

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (v) interest rate swaps to hedge the forecasted purchases of fixed-rate investments.

For the year ended December 31, 2009, the Company recognized $3 million of net investment losses which represented the ineffective portion of all cash flow hedges. For the years ended December 31, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net investment losses for the years ended December 31, 2009, 2008 and 2007 related to such discontinued cash flow hedges were $7 million, $12 million and $3 million, respectively. As of December 31, 2009, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed five years. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2008 and 2007.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Other comprehensive income (loss), balance at January 1,	$82	$(270)	$(208)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(221)	203	(168)
Amounts reclassified to net investment gains (losses)	54	140	96
Amounts reclassified to net investment income	8	9	13
Amortization of transition adjustment	(2)	1	(1)
Amounts reclassified to other expenses	3	(1)	(2)

Other comprehensive income (loss), balance at December 31,	$(76)	$82	$(270)

At December 31, 2009, $47 million of deferred net losses on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Investment	Net Investment	Other	Net Investment	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Year Ended December 31, 2009:
Interest rate swaps	$(45)	$—	$—	$(4)	$(2)	$—
Foreign currency swaps	(319)	(133)	(6)	1	(1)	—
Interest rate forwards	147	79	—	—	—	—
Credit forwards	(4)	—	—	—	—	—

Total	$(221)	$(54)	$(6)	$(3)	$(3)	$—

For the Year Ended December 31, 2008:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign currency swaps	203	(140)	(10)	1	—	—

Total	$203	$(140)	$(10)	$1	$—	$—

For the Year Ended December 31, 2007:
Interest rate swaps	$3	$—	$—	$—	$—	$—
Foreign currency swaps	(171)	(96)	(12)	2	—	—

Total	$(168)	$(96)	$(12)	$2	$—	$—

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

operations against adverse movements in exchange rates. The Company measures ineffectiveness on non-derivative financial instruments based upon the change in spot rates.

When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income (loss) are reclassified to the consolidated statements of operations, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007:

				Amount and Location
				of Gains (Losses)
	Amount of Gains (Losses)			Reclassified From Accumulated Other
	Deferred in Accumulated			Comprehensive Income
	Other Comprehensive Income (Loss)			(Loss) into Income (Loss)
	(Effective Portion)			(Effective Portion)
				Net Investment Gains (Losses)
Derivatives and Non-Derivative Hedging Instruments in Net	Years Ended December 31,			Years Ended December 31,
Investment Hedging Relationships (1), (2)	2009	2008	2007	2009	2008	2007
	(In millions)

Foreign currency forwards	$(244)	$338	$(36)	$(59)	$—	$—
Foreign currency swaps	(18)	76	(82)	(63)	—	—
Non-derivative hedging instruments	(37)	81	(62)	(11)	—	—

Total	$(299)	$495	$(180)	$(133)	$—	$—

(1)	During the year-ended December 31, 2009, the Company substantially liquidated, through assumption reinsurance (see Note 2), the portion of its Canadian operations that was being hedged in a net investment hedging relationship. As a result, the Company reclassified losses of $133 million from accumulated other comprehensive loss into earnings. During the years ended December 31, 2008 and 2007, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive loss into earnings.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At December 31, 2009 and 2008, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive loss related to hedges of net investments in foreign operations was ($40) million and $126 million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps and TRRs to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Year Ended December 31, 2009:
Interest rate swaps	$(1,700)	$(5)	$(13)	$(161)	$—
Interest rate floors	(907)	—	—	—	—
Interest rate caps	33	—	—	—	—
Interest rate futures	(366)	2	—	—	—
Equity futures	(681)	(38)	(363)	—	—
Foreign currency swaps	(405)	—	—	—	—
Foreign currency forwards	(102)	(24)	—	—	—
Currency options	(36)	(1)	—	—	(3)
Equity options	(1,713)	(68)	—	—	—
Interest rate options	(379)	—	—	—	—
Interest rate forwards	(7)	—	—	(4)	—
Variance swaps	(276)	(13)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(243)	(11)	—	—	—
Total rate of return swaps	63	—	—	—	—

Total	$(6,757)	$(158)	$(376)	$(165)	$(3)

For the Year Ended December 31, 2008	$6,688	$240	$331	$146	$—

For the Year Ended December 31, 2007	$(227)	$31	$7	$—	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $3,101 million and $1,875 million at December 31, 2009 and 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2009, the Company would have

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

received $53 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table below. As a result, the maximum amounts of potential future recoveries available to offset the $3,101 million and $1,875 million from the table below were $31 million and $13 million at December 31, 2009 and 2008, respectively. The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2009 and 2008:

	December 31,
	2009			2008
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair	of Future	Weighted	Fair Value	Future	Weighted
	Value of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$175	4.3	$1	$143	5.0
Credit default swaps referencing indices	46	2,676	3.4	(33)	1,372	4.1

Subtotal	51	2,851	3.5	(32)	1,515	4.2

Baa
Single name credit default swaps (corporate)	2	195	4.8	2	110	2.6
Credit default swaps referencing indices	—	10	5.0	(5)	215	4.1

Subtotal	2	205	4.8	(3)	325	3.6

Ba
Single name credit default swaps (corporate)	—	25	5.0	—	25	1.6
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	5.0	—	25	1.6

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	20	5.0	(2)	10	5.0

Subtotal	—	20	5.0	(2)	10	5.0

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$53	$3,101	3.6	$(37)	$1,875	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 1 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2009 and 2008, the Company was obligated to return cash collateral under its control of $2,680 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2009 and 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $221 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2009, none of the collateral had been sold or repledged.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value of the Company’s over-the-counter derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. Derivatives that are not subject to collateral agreements are not included in the scope of this table.

	Estimated	Estimated
	Fair Value (1) of	Fair Value of
	Derivatives in Net	Collateral
	Liability Position	Provided	Fair Value of Incremental Collateral
	December 31, 2009	December 31, 2009	Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
			in the	Full Overnight
			Company’s	Collateralization or
		Fixed Maturity	Credit	Termination
		Securities (2)	Rating	of the Derivative Position
(In millions)

Derivatives subject to credit-contingent provisions	$1,163	$1,017	$90	$218
Derivatives not subject to credit-contingent provisions	48	42	—	—

Total	$1,211	$1,059	$90	$218

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2009 was $1,645 million. At December 31, 2009, the Company provided securities collateral of $1,017 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at December 31, 2009 would be $628 million. This amount does not consider gross derivative assets of $488 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At December 31, 2009 and 2008, the Company pledged securities collateral for exchange-traded futures of $50 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2009 and 2008, the Company provided cash collateral for exchange-traded futures of $562 million and $686 million, respectively, which is included in premiums and other receivables.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; ceded reinsurance contracts of guaranteed minimum benefits related to GMABs and certain GMIBs; and funding agreements with equity or bond indexed crediting rates.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2009	2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$76	$205
Call options in equity securities	(37)	(173)

Net embedded derivatives within asset host contracts	$39	$32

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,500	$3,134
Other	5	(83)

Net embedded derivatives within liability host contracts	$1,505	$3,051

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Net investment gains (losses) (1)	$1,758	$(2,650)	$(321)
Policyholder benefits and claims	$(114)	$182	$—

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the years ended December 31, 2009 and 2008 were gains (losses) of ($1,932) million and $2,994 million, respectively, in connection with this adjustment.

5.	Fair Value

Effective January 1, 2008, the Company prospectively adopted the provisions of fair value measurement guidance. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$227,642	$227,642
Equity securities		$3,084	$3,084
Trading securities		$2,384	$2,384
Mortgage loans:
Held-for-investment		$48,181	$46,315
Held-for-sale		2,728	2,728

Mortgage loans, net		$50,909	$49,043
Policy loans		$10,061	$11,294
Real estate joint ventures (1)		$115	$127
Other limited partnership interests (1)		$1,571	$1,581
Short-term investments		$8,374	$8,374
Other invested assets: (1)
Derivative assets (2)	$122,156	$6,133	$6,133
Mortgage servicing rights		$878	$878
Other		$1,241	$1,284
Cash and cash equivalents		$10,112	$10,112
Accrued investment income		$3,173	$3,173
Premiums and other receivables (1)		$3,375	$3,532
Other assets (1)		$425	$440
Separate account assets		$149,041	$149,041
Net embedded derivatives within asset host contracts (3)		$76	$76
Liabilities:
Policyholder account balances (1)		$97,131	$96,735
Payables for collateral under securities loaned and other transactions		$24,196	$24,196
Bank deposits		$10,211	$10,300
Short-term debt		$912	$912
Long-term debt (1)		$13,185	$13,831
Collateral financing arrangements		$5,297	$2,877
Junior subordinated debt securities		$3,191	$3,167
Other liabilities: (1)
Derivative liabilities (2)	$73,721	$4,115	$4,115
Trading liabilities		$106	$106
Other		$1,788	$1,788
Separate account liabilities (1)		$32,171	$32,171
Net embedded derivatives within liability host contracts (3)		$1,505	$1,505
Commitments: (4)
Mortgage loan commitments	$2,220	$—	$(48)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,261	$—	$(52)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2008	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$188,251	$188,251
Equity securities		$3,197	$3,197
Trading securities		$946	$946
Mortgage loans:
Held-for-investment		$49,352	$48,133
Held-for-sale		2,012	2,010

Mortgage loans, net		$51,364	$50,143
Policy loans		$9,802	$11,952
Real estate joint ventures (1)		$163	$176
Other limited partnership interests (1)		$1,900	$2,269
Short-term investments		$13,878	$13,878
Other invested assets: (1)
Derivative assets (2)	$133,565	$12,306	$12,306
Mortgage servicing rights		$191	$191
Other		$801	$900
Cash and cash equivalents		$24,207	$24,207
Accrued investment income		$3,061	$3,061
Premiums and other receivables (1)		$2,995	$3,473
Other assets (1)		$800	$629
Assets of subsidiaries held-for-sale (1)		$630	$649
Separate account assets		$120,839	$120,839
Net embedded derivatives within asset host contracts (3)		$205	$205
Liabilities:
Policyholder account balances (1)		$103,290	$95,950
Payables for collateral under securities loaned and other transactions		$31,059	$31,059
Bank deposits		$6,884	$6,952
Short-term debt		$2,659	$2,659
Long-term debt (1)		$9,619	$8,155
Collateral financing arrangements		$5,192	$1,880
Junior subordinated debt securities		$3,758	$2,606
Other liabilities: (1)
Derivative liabilities (2)	$64,523	$4,042	$4,042
Trading liabilities		$57	$57
Other		$638	$638
Liabilities of subsidiaries held-for-sale (1)		$50	$49
Separate account liabilities (1)		$28,862	$28,862
Net embedded derivatives within liability host contracts (3)		$3,051	$3,051
Commitments: (4)
Mortgage loan commitments	$2,690	$—	$(129)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$971	$—	$(105)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. At December 31, 2009 and 2008, certain non-derivative hedging instruments of $0 and $323 million,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but are excluded from derivative liabilities here as they are not derivative instruments.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At December 31, 2009 and 2008, equity securities also included embedded derivatives of ($37) million and ($173) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans — The Company originates mortgage loans for both investment purposes and with the intention to sell them to third parties. Commercial and agricultural mortgage loans are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage and consumer loans are generally purchased from third parties for investment purposes and are primarily carried at amortized cost. Mortgage loans held-for-sale consist principally of residential mortgage loans for which the Company has elected the fair value option and which are carried at estimated fair value and to a significantly lesser degree certain mortgage loans which were previously held-for-investment but where the Company has changed its intention as it relates to holding them for investment. The estimated fair values of these mortgage loans are determined as follows:

Mortgage Loans Held-for-Investment — For mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans Held-for-Sale — Mortgage loans held-for-sale principally include residential mortgage loans for which the fair value option was elected and which are carried at estimated fair value. Generally, quoted market prices are not available for residential mortgage loans held-for-sale; accordingly, the estimated fair values of such assets are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of mortgage loans, adjusted to convert the securities prices to mortgage loan prices. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans previously classified as held-for-investment have also been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models.

Policy Loans — For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests — Real estate joint ventures and other limited partnership interests included in the preceding tables consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Short-term Investments — Certain short-term investments do not qualify as securities and are recognized at amortized cost in the consolidated balance sheets. For these instruments, the Company believes that there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, short-term investments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality and the Company has determined additional adjustment is not required. Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheets in the same manner described above for similar instruments that are classified within captions of other major investment classes.

Other Invested Assets — Other invested assets in the consolidated balance sheets are principally comprised of freestanding derivatives with positive estimated fair values, leveraged leases, joint venture investments, investments in tax credit partnerships, investment in a funding agreement, MSRs, funds withheld at interest and various interest-bearing assets held in foreign subsidiaries. Leveraged leases and investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method or under the effective yield method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the section labeled “Derivatives” which follows.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Although MSRs are not financial instruments, the Company has included them in the preceding table as a result of its election to carry MSRs at estimated fair value. As sales of MSRs tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available, observable market valuations are limited. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of the MSRs. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of unobservable inputs including assumptions regarding estimates of discount rates, loan prepayments and servicing costs.

The estimated fair value of the investment in funding agreements is estimated by discounting the expected future cash flows using current market rates and the credit risk of the note issuer.

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

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheets are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables and embedded derivatives related to the ceded reinsurance of certain variable annuity guarantees.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table with the estimated fair value determined as the present value of expected future cash flows under the related contracts discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity guarantees are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented. The estimated fair value of these embedded derivatives is described in the section labeled “Embedded Derivatives within Asset and Liability Host Contracts” which follows.

Other Assets — Other assets in the consolidated balance sheets are principally comprised of prepaid expenses, amounts held under corporate owned life insurance, fixed assets, capitalized software, deferred sales inducements, VODA, VOCRA and a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12. With

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the exception of the receivable for cash paid to the unaffiliated financial institution, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represents the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit of the unaffiliated financial institution.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported NAVs provided by the fund manager. Accounting guidance effective for December 31, 2009 clarified how investments that use NAV as a practical expedient for their fair value measurement are classified in the fair value hierarchy. As a result, the Company has included certain mutual funds in the amount of $96.2 billion in Level 2 of the fair value hierarchy which were previously included in Level 1. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The estimated fair value of hedge funds is based upon NAVs provided by the fund manager. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Policyholder Account Balances — Policyholder account balances in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented therein. The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit which is determined using publicly available information relating to the Company’s debt, as well as its claims paying ability.

Bank Deposits — Due to frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using a discount rate based on an average market rate for certificates of deposit being offered by a representative group of large financial institutions at the date of the valuation.

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities — The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

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

Other Liabilities — Other liabilities in the consolidated balance sheets are principally comprised of freestanding derivatives with negative estimated fair values; securities trading liabilities; tax and litigation contingency liabilities; obligations for employee-related benefits; interest due on the Company’s debt obligations and on cash collateral held in relation to securities lending; dividends payable; amounts due for securities purchased but not yet settled; amounts due under assumed reinsurance contracts; and general operating accruals and payables.

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

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheets represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which fair value is to be disclosed.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance; funding agreements related to group life contracts; and certain contracts that provide for benefit funding.

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheets at an equivalent summary total of the separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Derivatives — The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread over the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and certain funding agreements with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances.

The fair value for these guarantees are estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these guarantees includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses) or policyholder benefit and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

The estimated fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “Fixed Maturity Securities, Equity Securities and Trading Securities” and “Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in estimated fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments — The estimated fair values for mortgage loan commitments and commitments to fund bank credit facilities, bridge loans and private corporate bond investments reflected in the above table represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the original commitments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
RMBS	—	42,180	1,840	44,020
Foreign corporate securities	—	32,738	5,292	38,030
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
CMBS	—	15,483	139	15,622
ABS	—	10,450	2,712	13,162
Foreign government securities	306	11,240	401	11,947
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	11,257	199,195	17,190	227,642

Equity securities:
Common stock	490	995	136	1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	490	1,354	1,240	3,084

Trading securities	1,886	415	83	2,384
Short-term investments (1)	5,650	2,500	23	8,173
Mortgage loans (2)	—	2,445	25	2,470
Derivative assets (3)	103	5,600	430	6,133
Net embedded derivatives within asset host contracts (4)	—	—	76	76
Mortgage servicing rights (5)	—	—	878	878
Separate account assets (6)	17,601	129,545	1,895	149,041

Total assets	$36,987	$341,054	$21,840	$399,881

Liabilities
Derivative liabilities (3)	$51	$3,990	$74	$4,115
Net embedded derivatives within liability host contracts (4)	—	(26)	1,531	1,505
Trading liabilities (7)	106	—	—	106

Total liabilities	$157	$3,964	$1,605	$5,726

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
RMBS	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury, agency and government guaranteed securities	10,132	11,090	88	21,310
CMBS	—	12,384	260	12,644
ABS	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	10,414	160,429	17,408	188,251

Equity securities:
Common stock	413	1,167	105	1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	413	1,405	1,379	3,197

Trading securities	587	184	175	946
Short-term investments (1)	10,549	2,913	100	13,562
Mortgage loans (2)	—	1,798	177	1,975
Derivative assets (3)	55	9,483	2,768	12,306
Net embedded derivatives within asset host contracts (4)	—	—	205	205
Mortgage servicing rights (5)	—	—	191	191
Separate account assets (6)	85,886	33,195	1,758	120,839

Total assets	$107,904	$209,407	$24,161	$341,472

Liabilities
Derivative liabilities (3)	$273	$3,548	$221	$4,042
Net embedded derivatives within liability host contracts (4)	—	(83)	3,134	3,051
Trading liabilities (7)	57	—	—	57

Total liabilities	$330	$3,465	$3,355	$7,150

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

(2)	Mortgage loans as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables. At December 31,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2009 and 2008, certain non-derivative hedging instruments of $0 and $323 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but are excluded from derivative liabilities here as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At December 31, 2009 and 2008, equity securities also included embedded derivatives of ($37) million and ($173) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; certain trading securities; and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures, as well as interest rate forwards to sell certain to be announced securities. Separate account assets classified within this level are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities and ABS. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell certain to be announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account, with the exception of certain mutual funds without readily determinable fair values given prices are not published publicly. Hedge funds and mutual funds owned by separate accounts are also included within this level. Embedded derivatives classified within this level include embedded equity derivatives contained in certain funding agreements.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable independent broker quotations. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotations; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; currency options based upon baskets of currencies having unobservable currency correlations; credit forwards having unobservable repurchase rates; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level primarily include embedded derivatives associated with certain variable annuity guarantees. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the years ended December 31, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
					Other	Sales,	Transfer In
	Balance,	Impact of	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (2)	January 1,	Earnings (3), (4)	Income (Loss)	Settlements (5)	of Level 3 (6)	December 31,
	(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities			$7,498	$(429)	$939	$(1,358)	$44	$6,694
RMBS			595	31	105	1,199	(90)	1,840
Foreign corporate securities			5,944	(330)	1,517	(511)	(1,328)	5,292
U.S. Treasury, agency and government guaranteed securities			88	—	(1)	(29)	(21)	37
CMBS			260	(36)	53	(44)	(94)	139
ABS			2,452	(121)	578	(212)	15	2,712
Foreign government securities			408	(40)	54	6	(27)	401
State and political subdivision securities			123	—	7	(19)	(42)	69
Other fixed maturity securities			40	1	—	(35)	—	6

Total fixed maturity securities			$17,408	$(924)	$3,252	$(1,003)	$(1,543)	$17,190

Equity securities:
Common stock			$105	$(2)	$6	$23	$4	$136
Non-redeemable preferred stock			1,274	(357)	486	(254)	(45)	1,104

Total equity securities			$1,379	$(359)	$492	$(231)	$(41)	$1,240

Trading securities			$175	$16	$—	$(108)	$—	$83
Short-term investments			$100	$(21)	$—	$(51)	$(5)	$23
Mortgage loans			$177	$(3)	$—	$2	$(151)	$25
Net derivatives (7)			$2,547	$(273)	$(11)	$97	$(2,004)	$356
Mortgage servicing rights (8), (9)			$191	$172	$—	$515	$—	$878
Separate account assets (10)			$1,758	$(213)	$—	$485	$(135)	$1,895
Net embedded derivatives (11)			$(2,929)	$1,602	$15	$(143)	$—	$(1,455)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
					Other	Sales,	Transfer In
	Balance,	Impact of	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (2)	January 1,	Earnings (3), (4)	Income (Loss)	Settlements (5)	of Level 3 (6)	December 31,
	(In millions)

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$8,368	$—	$8,368	$(696)	$(1,758)	$859	$725	$7,498
RMBS	1,423	—	1,423	4	(218)	(204)	(410)	595
Foreign corporate securities	7,228	(8)	7,220	(12)	(2,873)	(57)	1,666	5,944
U.S. Treasury, agency and government guaranteed securities	80	—	80	—	(1)	3	6	88
CMBS	539	—	539	(72)	(136)	2	(73)	260
ABS	4,490	—	4,490	(125)	(1,136)	(740)	(37)	2,452
Foreign government securities	785	—	785	19	(101)	(295)	—	408
State and political subdivision securities	124	—	124	—	(8)	45	(38)	123
Other fixed maturity securities	289	—	289	1	(41)	(209)	—	40

Total fixed maturity securities	$23,326	$(8)	$23,318	$(881)	$(6,272)	$(596)	$1,839	$17,408

Equity securities:
Common stock	$183	$—	$183	$(2)	$(12)	$(46)	$(18)	$105
Non-redeemable preferred stock	2,188	—	2,188	(195)	(466)	(242)	(11)	1,274

Total equity securities	$2,371	$—	$2,371	$(197)	$(478)	$(288)	$(29)	$1,379

Trading securities	$183	$8	$191	$(26)	$—	$18	$(8)	$175
Short-term investments	$179	$—	$179	$—	$—	$(79)	$—	$100
Mortgage loans	$—	$—	$—	$4	$—	$171	$2	$177
Net derivatives (7)	$789	$(1)	$788	$1,729	$—	$29	$1	$2,547
Mortgage servicing rights (8), (9)	$—	$—	$—	$(149)	$—	$340	$—	$191
Separate account assets (10)	$1,464	$—	$1,464	$(129)	$—	$90	$333	$1,758
Net embedded derivatives (11)	$(278)	$24	$(254)	$(2,500)	$(81)	$(94)	$—	$(2,929)

(1)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

(2)	Impact of adoption of fair value measurement guidance represents the amount recognized in earnings as a change in estimate associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of this adoption on RGA — not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, resulted in a total net impact of adoption of $30 million.

(3)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(4)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(5)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(6)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	The additions and reductions (due to loan payments) affecting MSRs were $628 million and ($113) million, respectively, for the year ended December 31, 2009 and $350 million and ($10) million, respectively, for the year ended December 31, 2008.

(9)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were $172 million and $0, respectively, for the year ended December 31, 2009, and ($149) million and $0, respectively, for the year ended December 31, 2008.

(10)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(11)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

The table below summarizes both realized and unrealized gains and losses for the years ended December 31, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$15	$(444)	$—	$—	$—	$(429)
RMBS	30	1	—	—	—	31
Foreign corporate securities	(4)	(326)	—	—	—	(330)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	1	(37)	—	—	—	(36)
ABS	8	(129)	—	—	—	(121)
Foreign government securities	12	(52)	—	—	—	(40)
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	1

Total fixed maturity securities	$63	$(987)	$—	$—	$—	$(924)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	(357)	—	—	—	(357)

Total equity securities	$—	$(359)	$—	$—	$—	$(359)

Trading securities	$16	$—	$—	$—	$—	$16
Short-term investments	$—	$(21)	$—	$—	$—	$(21)
Mortgage loans	$—	$—	$(3)	$—	$—	$(3)
Net derivatives	$(13)	$(225)	$(33)	$—	$(2)	$(273)
Mortgage servicing rights	$—	$—	$172	$—	$—	$172
Net embedded derivatives	$—	$1,716	$—	$(114)	$—	$1,602

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$15	$(711)	$—	$—	$—	$(696)
RMBS	3	1	—	—	—	4
Foreign corporate securities	123	(135)	—	—	—	(12)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	4	(76)	—	—	—	(72)
ABS	4	(129)	—	—	—	(125)
Foreign government securities	27	(8)	—	—	—	19
State and political subdivision securities	(1)	1	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	1

Total fixed maturity securities	$176	$(1,057)	$—	$—	$—	$(881)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	(195)	—	—	—	(195)

Total equity securities	$—	$(197)	$—	$—	$—	$(197)

Trading securities	$(26)	$—	$—	$—	$—	$(26)
Short-term investments	$1	$(1)	$—	$—	$—	$—
Mortgage loans	$—	$—	$4	$—	$—	$4
Net derivatives	$103	$1,587	$39	$—	$—	$1,729
Mortgage servicing rights	$—	$—	$(149)	$—	$—	$(149)
Net embedded derivatives	$—	$(2,682)	$—	$182	$—	$(2,500)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the years ended December 31, 2009 and 2008 for Level 3 assets and liabilities that were still held at December 31, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
			(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$18	$(412)	$—	$—	$—	$(394)
RMBS	30	6	—	—	—	36
Foreign corporate securities	(3)	(176)	—	—	—	(179)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	1	(61)	—	—	—	(60)
ABS	8	(136)	—	—	—	(128)
Foreign government securities	11	—	—	—	—	11
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	1

Total fixed maturity securities	$66	$(779)	$—	$—	$—	$(713)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	(168)	—	—	—	(168)

Total equity securities	$—	$(169)	$—	$—	$—	$(169)

Trading securities	$15	$—	$—	$—	$—	$15
Short-term investments	$—	$1	$—	$—	$—	$1
Mortgage loans	$—	$—	$(3)	$—	$—	$(3)
Net derivatives	$(13)	$(194)	$5	$—	$(2)	$(204)
Mortgage servicing rights	$—	$—	$147	$—	$—	$147
Net embedded derivatives	$—	$1,697	$—	$(114)	$—	$1,583

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2008
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
			(In millions)

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$12	$(497)	$—	$—	$—	$(485)
RMBS	4	—	—	—	—	4
Foreign corporate securities	117	(125)	—	—	—	(8)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	4	(69)	—	—	—	(65)
ABS	3	(102)	—	—	—	(99)
Foreign government securities	23	—	—	—	—	23
State and political subdivision securities	(1)	—	—	—	—	(1)
Other fixed maturity securities	1	—	—	—	—	1

Total fixed maturity securities	$163	$(793)	$—	$—	$—	$(630)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	(163)	—	—	—	(163)

Total equity securities	$—	$(164)	$—	$—	$—	$(164)

Trading securities	$(17)	$—	$—	$—	$—	$(17)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$3	$—	$—	$3
Net derivatives	$114	$1,504	$38	$—	$—	$1,656
Mortgage servicing rights	$—	$—	$(150)	$—	$—	$(150)
Net embedded derivatives	$—	$(2,779)	$—	$182	$—	$(2,597)

Fair Value Option — Mortgage Loans Held-For-Sale

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. The following table presents residential mortgage loans held-for-sale carried under the fair value option at:

	December 31,
	2009	2008
	(In millions)

Unpaid principal balance	$2,418	$1,920
Excess estimated fair value over unpaid principal balance	52	55

Carrying value at estimated fair value	$2,470	$1,975

Loans in non-accrual status	$4	$—
Loans more than 90 days past due	$2	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Residential mortgage loans held-for-sale accounted for under the fair value option are initially measured at estimated fair value. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues, and such changes in estimated fair value were due to the following:

	For the
	Years Ended December 31,
	2009	2008
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(2)	$—
Other changes in estimated fair value	600	55

Total gains (losses) recognized in other revenues	$598	$55

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below relate to certain investments measured at estimated fair value during the period and still held as of the reporting dates.

	For the Years Ended December 31,
	2009			2008
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans (1):
Held-for-investment	$294	$202	$(92)	$257	$188	$(69)
Held-for-sale	9	8	(1)	42	32	(10)

Mortgage loans, net	$303	$210	$(93)	$299	$220	$(79)

Other limited partnership interests (2)	$915	$561	$(354)	$242	$137	$(105)
Real estate joint ventures (3)	$175	$93	$(82)	$—	$—	$—

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $354 million as of December 31, 2009.

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $86 million as of December 31, 2009.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2007	$13,212	$4,292	$17,504
Effect of adoption of new accounting principle	(205)	(248)	(453)
Capitalizations	3,064	—	3,064
Acquisitions	—	48	48

Subtotal	16,071	4,092	20,163

Less: Amortization related to:
Net investment gains (losses)	(115)	(11)	(126)
Other expenses	1,881	495	2,376

Total amortization	1,766	484	2,250

Less: Unrealized investment gains (losses)	75	63	138
Less: Other	(30)	(5)	(35)

Balance at December 31, 2007	14,260	3,550	17,810
Capitalizations	3,092	—	3,092
Acquisitions	—	(5)	(5)

Subtotal	17,352	3,545	20,897

Less: Amortization related to:
Net investment gains (losses)	489	32	521
Other expenses	2,460	508	2,968

Total amortization	2,949	540	3,489

Less: Unrealized investment gains (losses)	(2,753)	(599)	(3,352)
Less: Other	503	113	616

Balance at December 31, 2008	16,653	3,491	20,144
Capitalizations	3,019	—	3,019

Subtotal	19,672	3,491	23,163

Less: Amortization related to:
Net investment gains (losses)	(625)	(87)	(712)
Other expenses	1,754	265	2,019

Total amortization	1,129	178	1,307

Less: Unrealized investment gains (losses)	2,314	505	2,819
Less: Other	(163)	(56)	(219)

Balance at December 31, 2009	$16,392	$2,864	$19,256

See Note 2 for a description of acquisitions and dispositions.

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $394 million in 2010, $352 million in 2011, $311 million in 2012, $264 million in 2013 and $222 million in 2014.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

U.S. Business:
Insurance Products:
Group life	$27	$33	$—	$7	$27	$40
Individual life	8,129	9,495	1,005	1,122	9,134	10,617
Non-medical health	942	898	—	—	942	898

Total Insurance Products	9,098	10,426	1,005	1,129	10,103	11,555
Retirement Products	4,611	3,971	1,412	1,917	6,023	5,888
Corporate Benefit Funding	73	72	2	3	75	75
Auto & Home	181	183	—	—	181	183

Total U.S. Business	13,963	14,652	2,419	3,049	16,382	17,701
International	2,426	1,998	444	438	2,870	2,436
Banking, Corporate & Other	3	3	1	4	4	7

Total	$16,392	$16,653	$2,864	$3,491	$19,256	$20,144

7.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2009	2008	2007
	(In millions)

Balance at beginning of the period	$5,008	$4,814	$4,801
Acquisitions (1)	—	256	2
Other, net (2)	39	(62)	11

Balance at the end of the period	$5,047	$5,008	$4,814

(1)	See Note 2 for a description of acquisitions and dispositions.

(2)	Consisting principally of foreign currency translation adjustments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2009	2008
	(In millions)

U.S. Business:
Insurance Products:
Group life	$2	$2
Individual life	1,263	1,265
Non-medical health	149	149

Total Insurance Products	1,414	1,416
Retirement Products	1,692	1,692
Corporate Benefit Funding	900	900
Auto & Home	157	157

Total U.S. Business	4,163	4,165

International:
Latin America region	214	184
Asia Pacific region	160	152
EMEI region	40	37

Total International	414	373

Banking, Corporate & Other	470	470

Total	$5,047	$5,008

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2009 based upon data at June 30, 2009 that indicated that goodwill was not impaired. During the fourth quarter of 2009, the Company realigned its reportable segments. See Notes 1 and 22. The 2009 annual goodwill impairment tests were based on the segment structure in existence prior to such realignment. The realignment did not significantly change the reporting units for goodwill impairment testing purposes and management concluded that no additional tests were required at December 31, 2009.

Previously, due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly in individual annuity and variable & universal life reporting units, management performed an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

8.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy		Policyholder Account		Other Policyholder
	Benefits		Balances		Funds
	December 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

U.S. Business:
Insurance Products:
Group life	$2,981	$2,984	$8,985	$8,422	$2,411	$2,341
Individual life	55,302	54,099	18,632	17,587	2,911	2,876
Non-medical health	12,738	11,619	501	501	616	609

Total Insurance Products	71,021	68,702	28,118	26,510	5,938	5,826
Retirement Products	3,978	3,655	46,821	44,282	103	88
Corporate Benefit Funding	41,614	40,682	55,556	66,409	216	249
Auto & Home	2,972	3,083	—	—	184	43

Total U.S. Business	119,585	116,122	130,495	137,201	6,441	6,206
International	10,830	9,241	8,128	5,654	1,637	1,227
Banking, Corporate & Other	5,464	5,192	50	66	368	329

Total	$135,879	$130,555	$138,673	$142,921	$8,446	$7,762

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$822	$706	$708
Acquisitions	—	144	11
Amortization	(34)	(25)	(16)
Other	4	(3)	3

Balance at December 31,	$792	$822	$706

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $40 million in 2010, $44 million in 2011, $49 million in 2012, $52 million in 2013 and $55 million in 2014. See Note 2 for a description of acquisitions and dispositions.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$711	$677	$578
Capitalization	193	176	181
Amortization	(63)	(142)	(82)

Balance at December 31,	$841	$711	$677

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $121.4 billion and $96.6 billion at December 31, 2009 and 2008, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $27.6 billion and $24.2 billion at December 31, 2009 and 2008, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 3.35% and 4.40% at December 31, 2009 and 2008, respectively.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $2.6 billion, $3.2 billion and $2.8 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s proportional interest in separate accounts is included in the consolidated balance sheets as follows:

	December 31,
	2009	2008
	(In millions)

Fixed maturity securities	$11	$21
Equity securities	$57	$19
Cash and cash equivalents	$2	$3

For the years ended December 31, 2009, 2008 and 2007, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. Dollars or foreign currencies, to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2009, 2008 and 2007, the Company issued $4.3 billion, $5.8 billion and $5.2 billion, respectively, and repaid $7.7 billion, $8.3 billion and $4.3 billion, respectively, of such funding agreements. At December 31, 2009 and 2008, funding agreements outstanding, which are included in policyholder account balances, were $19.3 billion and $21.6 billion, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $0.6 billion, $1.0 billion and $1.1 billion, respectively.

MetLife Insurance Company of Connecticut (“MICC”) is a member of the FHLB of Boston and holds $70 million of common stock of the FHLB of Boston at both December 31, 2009 and 2008, which is included in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including RMBS, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. There were no such advances at December 31, 2009. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $419 million and $1,284 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $6 million, $15 million and $34 million, respectively.

MLIC is a member of the FHLB of NY and holds $742 million and $830 million of common stock of the FHLB of NY at December 31, 2009 and 2008, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including RMBS to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $13.7 billion and $15.2 billion at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $15.1 billion and $17.8 billion at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $333 million, $229 million and $94 million, respectively.

The temporary contingent increase in MLIC’s borrowing capacity that was in effect on December 31, 2008 expired December 31, 2009.

MLIC has issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Farmer MAC, a federally chartered instrumentality of the United States. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such trusts was $2.5 billion at both December 31, 2009 and 2008, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with estimated fair values of $2.9 billion at both December 31, 2009 and 2008. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $132 million, $132 million and $117 million, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policyholder funds, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$8,260	$7,836	$7,244
Less: Reinsurance recoverables	(1,042)	(955)	(937)

Net balance at January 1,	7,218	6,881	6,307

Incurred related to:
Current year	6,569	6,263	5,796
Prior years	(152)	(353)	(325)

	6,417	5,910	5,471

Paid related to:
Current year	(3,972)	(3,861)	(3,297)
Prior years	(1,991)	(1,712)	(1,600)

	(5,963)	(5,573)	(4,897)

Net balance at December 31,	7,672	7,218	6,881
Add: Reinsurance recoverables	547	1,042	955

Balance at December 31,	$8,219	$8,260	$7,836

During 2009, 2008 and 2007, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $152 million, $353 million and $325 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity, reduced loss adjustment expenses, improved loss ratio for non-medical health claim liabilities and improved claim management.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2009				2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$24,747		N/A		$15,882		N/A
Net amount at risk (2)	$1,531	(3)	N/A		$4,384	(3)	N/A
Average attained age of contractholders	62 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$78,808		$40,234		$62,345		$24,328
Net amount at risk (2)	$9,039	(3)	$7,361	(4)	$18,637	(3)	$11,312	(4)
Average attained age of contractholders	61 years		61 years		60 years		61 years
Two Tier Annuities
General account value	N/A		$282		N/A		$283
Net amount at risk (2)	N/A		$50	(5)	N/A		$50	(5)
Average attained age of contractholders	N/A		61 years		N/A		60 years

	December 31,
	2009				2008
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$9,483		$4,104		$7,825		$4,135
Net amount at risk (2)	$150,905	(3)	$28,826	(3)	$145,927	(3)	$31,274	(3)
Average attained age of policyholders	52 years		57 years		50 years		56 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary	Paid-Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Direct
Balance, at January 1, 2007	$60	$39	$95	$108	$302
Incurred guaranteed benefits	28	39	57	13	137
Paid guaranteed benefits	(8)	—	—	—	(8)

Balance, at December 31, 2007	80	78	152	121	431
Incurred guaranteed benefits	267	325	119	19	730
Paid guaranteed benefits	(96)	—	—	—	(96)

Balance, at December 31, 2008	251	403	271	140	1,065
Incurred guaranteed benefits	118	(1)	233	34	384
Paid guaranteed benefits	(201)	—	—	—	(201)

Balance, at December 31, 2009	$168	$402	$504	$174	$1,248

Ceded
Balance, at January 1, 2007	$7	$3	$51	$68	$129
Incurred guaranteed benefits	(1)	1	4	7	11
Paid guaranteed benefits	—	—	—	—	—

Balance, at December 31, 2007	6	4	55	75	140
Incurred guaranteed benefits	18	(4)	25	15	54
Paid guaranteed benefits	(16)	—	—	—	(16)

Balance, at December 31, 2008	8	—	80	90	178
Incurred guaranteed benefits	26	—	102	32	160
Paid guaranteed benefits	(28)	—	—	—	(28)

Balance, at December 31, 2009	$6	$—	$182	$122	$310

Net
Balance, at January 1, 2007	$53	$36	$44	$40	$173
Incurred guaranteed benefits	29	38	53	6	126
Paid guaranteed benefits	(8)	—	—	—	(8)

Balance, at December 31, 2007	74	74	97	46	291
Incurred guaranteed benefits	249	329	94	4	676
Paid guaranteed benefits	(80)	—	—	—	(80)

Balance, at December 31, 2008	243	403	191	50	887
Incurred guaranteed benefits	92	(1)	131	2	224
Paid guaranteed benefits	(173)	—	—	—	(173)

Balance, at December 31, 2009	$162	$402	$322	$52	$938

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2009	2008
	(In millions)

Fund Groupings:
Equity	$48,852	$39,842
Balanced	31,011	14,548
Bond	7,166	5,671
Money Market	2,104	2,456
Specialty	1,865	488

Total	$90,998	$63,005

9.	Reinsurance

The Company’s Insurance Products segment participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various subsidiaries. During 2005, the Company changed its retention practices for certain individual life insurance policies. Under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million. Retention limits remain unchanged for other new individual life insurance policies. Policies reinsured in years prior to 2005 remain reinsured under the original reinsurance agreements. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards.

For other policies within the Insurance Products segment, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements.

The Company’s Retirement Products segment reinsures a portion of the living and death benefit guarantees issued in connection with its variable annuities. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

The Company’s International and Corporate Benefit Funding segments have periodically engaged in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of these segments has not been significant.

The Company’s Auto & Home segment purchases reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. The Company cedes to reinsurers a portion of losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property and casualty losses, the Company utilizes property catastrophe, casualty and property per risk excess of loss agreements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company also reinsures, through 100% quota share reinsurance agreements, certain long-term care and workers’ compensation business written by MICC. These are run-off businesses which have been included within Banking, Corporate & Other.

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of reinsurers and periodically monitors collectibility of reinsurance balances. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which as of December 31, 2009 and 2008, were immaterial.

The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of the Company’s reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances are evaluated based on these analyses.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. At December 31, 2009, the Company had $4.4 billion of unsecured unaffiliated reinsurance recoverable balances.

At December 31, 2009, the Company had $11.7 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $9.2 billion, or 79%, were with the Company’s five largest unaffiliated ceded reinsurers, including $3.0 billion of which were unsecured.

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Premiums:
Direct premiums	$27,472	$27,058	$24,149
Reinsurance assumed	1,313	1,466	1,192
Reinsurance ceded	(2,325)	(2,610)	(2,371)

Net premiums	$26,460	$25,914	$22,970

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$5,790	$5,909	$5,686
Reinsurance assumed	106	79	54
Reinsurance ceded	(693)	(607)	(502)

Net universal life and investment-type product policy fees	$5,203	$5,381	$5,238

Policyholder benefits and claims:
Direct policyholder benefits and claims	$30,363	$29,772	$25,507
Reinsurance assumed	1,024	1,235	804
Reinsurance ceded	(3,051)	(3,570)	(2,528)

Net policyholder benefits and claims	$28,336	$27,437	$23,783

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	December 31, 2009
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums and other receivables	$16,752	$550	$12,274	$3,928
Deferred policy acquisition costs and value of business acquired	19,256	190	(206)	19,272

Total assets	$36,008	$740	$12,068	$23,200

Liabilities:
Future policy benefits	$135,879	$2,000	$(43)	$133,922
Policyholder account balances	138,673	1,321	—	137,352
Other policyholder funds	8,446	257	494	7,695
Other liabilities	15,989	364	2,489	13,136

Total liabilities	$298,987	$3,942	$2,940	$292,105

	December 31, 2008
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums and other receivables	$16,973	$489	$11,067	$5,417
Deferred policy acquisition costs and value of business acquired	20,144	61	(79)	20,162

Total assets	$37,117	$550	$10,988	$25,579

Liabilities:
Future policy benefits	$130,555	$1,761	$(41)	$128,835
Policyholder account balances	142,921	1,247	(59)	141,733
Other policyholder funds	7,762	235	350	7,177
Other liabilities	14,284	309	1,096	12,879

Total liabilities	$295,522	$3,552	$1,346	$290,624

10.	Closed Block

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, have resulted in a policyholder dividend obligation of zero at both December 31, 2009 and 2008. The policyholder dividend obligation of zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, have resulted in a reduction to both actual and expected cumulative earnings of the closed block. Amortization of the closed block DAC, which resides outside of the closed block, will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future adjustments to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	December 31,
	2009	2008
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,576	$43,520
Other policyholder funds	307	315
Policyholder dividends payable	615	711
Payables for collateral under securities loaned and other transactions	—	2,852
Other liabilities	576	254

Total closed block liabilities	45,074	47,652

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,129 and $27,947, respectively)	27,375	26,205
Equity securities available-for-sale, at estimated fair value (cost: $204 and $280, respectively)	218	210
Mortgage loans	6,200	7,243
Policy loans	4,538	4,426
Real estate and real estate joint ventures held-for-investment	321	381
Short-term investments	1	52
Other invested assets	463	952

Total investments	39,116	39,469
Cash and cash equivalents	241	262
Accrued investment income	489	484
Premiums and other receivables	78	98
Current income tax recoverable	112	—
Deferred income tax assets	612	1,632

Total assets designated to the closed block	40,648	41,945

Excess of closed block liabilities over assets designated to the closed block	4,426	5,707

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $89 and ($633), respectively	166	(1,174)
Unrealized gains (losses) on derivative instruments, net of income tax of ($3) and ($8), respectively	(5)	(15)

Total amounts included in accumulated other comprehensive income (loss)	161	(1,189)

Maximum future earnings to be recognized from closed block assets and liabilities	$4,587	$4,518

Information regarding the closed block policyholder dividend obligation is as follows:

	Years Ended December 31,
	2008	2007
	(In millions)

Balance at January 1,	$789	$1,063
Change in unrealized investment and derivative gains (losses)	(789)	(274)

Balance at December 31,	$—	$789

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues
Premiums	$2,708	$2,787	$2,870
Net investment income and other revenues	2,197	2,248	2,350
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(107)	(94)	(3)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	40	—	—
Other net investment gains (losses), net	199	10	31

Total net investment gains (losses)	132	(84)	28

Total revenues	5,037	4,951	5,248

Expenses
Policyholder benefits and claims	3,329	3,393	3,457
Policyholder dividends	1,394	1,498	1,492
Other expenses	203	217	231

Total expenses	4,926	5,108	5,180

Revenues, net of expenses before provision for income tax expense (benefit)	111	(157)	68
Provision (benefit) for income tax expense (benefit)	36	(68)	21

Revenues, net of expenses and provision for income tax expense (benefit)	$75	$(89)	$47

The change in the maximum future earnings of the closed block is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at December 31,	$4,587	$4,518	$4,429
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	—	(4)
Closed block adjustment (1)	144	—	—
Balance at January 1,	4,518	4,429	4,480

Change during year	$(75)	$89	$(47)

(1)	The closed block adjustment represents an intra-company reallocation of assets which affected the closed block. The adjustment had no impact on the Company’s consolidated financial statements.

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

11.	Long-term and Short-term Debt

Long-term and short-term debt outstanding is as follows:

	Interest Rates
		Weighted		December 31,
	Range	Average	Maturity	2009	2008
				(In millions)

Senior notes	0.57%-7.71%	5.94%	2011-2035	$10,458	$7,660
Repurchase agreements	0.31%-4.90%	3.35%	2010-2014	1,846	1,062
Surplus notes	7.63%-7.88%	7.98%	2015-2025	698	698
Fixed rate notes	3.76%-8.56%	8.56%	2010	63	65
Other notes with varying interest rates	2.16%-8.00%	4.50%	2010-2016	120	134
Capital lease obligations				35	48

Total long-term debt				13,220	9,667
Total short-term debt				912	2,659

Total				$14,132	$12,326

The aggregate maturities of long-term debt at December 31, 2009 for the next five years are $431 million in 2010, $1,358 million in 2011, $1,506 million in 2012, $718 million in 2013, $416 million in 2014 and $8,789 million thereafter.

Repurchase agreements and capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debt securities. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations at the operating company level and senior to obligations at the Holding Company, may be made only with the prior approval of the insurance department of the state of domicile. Collateral financing arrangements are supported by either surplus notes of subsidiaries or financing arrangements with the Holding Company and accordingly have priority consistent with other such obligations.

Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at both December 31, 2009 and 2008.

Senior Notes

In May 2009, the Holding Company issued $1,250 million of senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

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

In February 2009, the Holding Company remarketed its existing $1,035 million 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019. In August 2008, the Holding Company remarketed its existing $1,035 million 4.82% Series A junior subordinated debt securities as 6.817% senior debt securities, Series A, due 2018. Interest on both series of debt securities is payable

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

semiannually. The Series A and Series B junior subordinated debt securities were originally issued in 2005 in connection with the common equity units. See Notes 13 and 14.

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and held $124 million and $89 million of common stock of the FHLB of NY at December 31, 2009 and 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $2.4 billion and $1.8 billion at December 31, 2009 and 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the years ended December 31, 2009, 2008 and 2007, MetLife Bank received advances related to long-term borrowings totaling $1,280 million, $220 million and $390 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $497 million, $371 million and $175 million related to long-term borrowings for the years ended December 31, 2009, 2008 and 2007, respectively. The advances on the repurchase agreements related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.5 billion and $3.1 billion at December 31, 2009 and 2008, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $950 million, which is included in short-term debt. MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under these facilities at December 31, 2009. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at December 31, 2009 and 2008 was $1.5 billion and $1.6 billion, respectively. During the years ended December 31, 2009 and 2008, the weighted average interest rate on these advances was 0.26% and 0.79%, respectively. During the years ended December 31, 2009 and 2008, respectively, the average daily balance of these advances was $1,513 million and $145 million and these advances were outstanding for an average of 24 days and 41 days. The Company did not participate in these programs during 2007.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Short-term Debt

Short-term debt with maturities less than one year is as follows:

	December 31,
	2009	2008
	(In millions)

Commercial paper	$319	$714
MetLife Bank, N.A. — Collateralized borrowings from the Federal Reserve Bank of New York	—	950
MetLife Bank, N.A. — Repurchase agreements with the FHLB of NY	585	695
MetLife Insurance Company of Connecticut — Collateralized borrowings from the FHLB of Boston	—	300
Other	8	—

Total short-term debt	$912	$2,659

Average daily balance	$2,845	$1,252
Average days outstanding	16 days	25 days

During the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate on short-term debt was 0.42%, 2.4% and 5.0%, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $713 million, $554 million and $600 million for the years ended December 31, 2009, 2008 and 2007, respectively, and does not include interest expense on collateral financing arrangements, junior subordinated debt securities or common equity units. See Notes 12 and 13.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $3.2 billion and $12.8 billion, respectively, at December 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Credit Facilities.  The unsecured credit facilities are used for general corporate purposes. At December 31, 2009, the Company had outstanding $548 million in letters of credit and no aggregate drawdowns against these facilities. Remaining unused commitments were $2.6 billion at December 31, 2009.

Total fees expensed associated with these credit facilities were $43 million and $17 million for the years ended December 31, 2009 and 2008, respectively. Information on these credit facilities at December 31, 2009 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
			(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$548	$—	$2,302
MetLife Bank, N.A.	August 2010	300	—	—	300

Total		$3,150	$548	$—	$2,602

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At December 31, 2009, the Company had outstanding $4.7 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $5.4 billion at December 31, 2009.

Total fees expensed associated with these committed facilities were $55 million and $35 million for the years ended December 31, 2009 and 2008, respectively. Information on these committed facilities at December 31, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2010	$300	$300	$—	$—	—
MetLife, Inc.	December 2010	1,500	412	—	1,088	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	6
Exeter Reassurance Company Ltd.	December 2027 (2)	650	490	—	160	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,483	—	1,413	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,508	—	1,992	28

Total		$12,846	$4,683	$2,797	$5,366

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

12.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MRC, a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion in aggregate principal amount of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. At both December 31, 2009 and 2008, the amount of the surplus notes outstanding was $2.5 billion.

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. The Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus notes. During 2008, the Holding Company paid an aggregate of $800 million to the unaffiliated financial institution relating to declines in the estimated fair value of the surplus notes. The Holding Company did not receive any payments from the unaffiliated financial institution during 2008. During 2009, on a net basis, the Holding Company received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. No payments were made or received by the Holding Company during 2007. Since the closing of the collateral financing arrangement in December 2007, on a net basis, the Holding Company has paid $425 million to the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. In addition, at December 31, 2008, the Holding Company had pledged collateral with an estimated fair value of $230 million to the unaffiliated financial institution. At December 31, 2009, the Holding Company had no collateral pledged to the unaffiliated financial institution in connection with this agreement. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During 2007, MRC deposited $2.0 billion into the trust, from the proceeds of the surplus notes issued in 2007. During 2008, MRC deposited an additional $314 million into the trust. No amounts were deposited into the trust during 2009. At December 31, 2009 and 2008, the estimated fair value of assets held in trust by the Company was $2.4 billion and $2.1 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses.

Total interest expense related to the collateral financing arrangement was $51 million, $117 million and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MRSC, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At December 31, 2009 and 2008, $2.8 billion and $2.7 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. At December 31, 2009 and 2008, the Company held assets in trust with an estimated fair value of $3.2 billion and $2.4 billion, respectively, associated with the collateral financing arrangement. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2009 and 2008, the Holding Company contributed $360 million and $320 million, respectively, as a result of declines in the estimated fair value of the assets in the trusts. Cumulatively since May 2007, the Holding Company has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2009 and 2008, the Holding Company had pledged $80 million and $86 million, respectively, under the agreement.

Transaction costs associated with the collateral financing arrangement of $5 million have been capitalized, are included in other assets, and are being amortized over the period from May 2007, the date the Holding Company entered into the collateral financing arrangement, to its expiration. Total interest expense related to the collateral financing arrangement was $44 million, $107 million and $84 million for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	Junior Subordinated Debt Securities

Junior Subordinated Debt Securities Underlying Common Equity Units

In June 2005, the Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $64 million in trust common securities of MetLife Capital Trust II (“Series A Trust”) and MetLife Capital Trust III (“Series B Trust”) and together with the Series A Trust, (the “Capital Trusts”), both subsidiary trusts of MetLife, Inc., and $2,070 million in aggregate cash proceeds from the sale by the subsidiary trusts of trust preferred securities, constituting part of the common equity units. The subsidiary trusts each issued $1,035 million of trust preferred securities and $32 million of trust common securities.

In August 2008, the Series A Trust was dissolved and $32 million of the Series A junior subordinated debt securities were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series A Trust held by MetLife, Inc. Upon dissolution of the Series A Trust, the remaining $1,035 million of Series A junior subordinated debt securities were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction on August 15, 2008, the remaining $1,035 million of MetLife, Inc. Series A junior subordinated debt securities were modified, as permitted by their terms, to be 6.817% senior debt securities, Series A, due August 15, 2018. The Company did not receive any proceeds from the remarketing. See also Notes 11, 14 and 18.

In February 2009, the Series B Trust was dissolved and $32 million of the Series B junior subordinated debt securities were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series B Trust held by MetLife, Inc. Upon dissolution of the Series B Trust, the remaining $1,035 million of Series B junior subordinated debt securities were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction on February 17, 2009, the remaining $1,035 million of MetLife, Inc. Series B junior subordinated debt securities were modified, as permitted by their terms, to be 7.717% senior debt securities, Series B, due February 15, 2019. The Company did not receive any proceeds from the remarketing. See also Notes 11, 14 and 18.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Interest expense on the junior subordinated debt securities underlying the common equity units was $6 million, $84 million and $104 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Junior Subordinated Debt Securities

Other outstanding junior subordinated debt securities and trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment are as follows:

					Interest Rate
					Subsequent to
					Scheduled		Carrying Value
		Face	Interest	Scheduled	Redemption	Final	at December 31,
Issuer	Issue Date	Value	Rate (2)	Redemption Date	Date (3)	Maturity	2009	2008
		(In millions)					(In millions)

MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR + 7.548%	August 2069	$500	$—
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR + 3.960%	December 2067	694	694
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR + 2.205%	December 2066	1,247	1,247

							$3,191	$2,691

(1)	MetLife Capital Trust X and MetLife Capital Trust IV are VIEs which are consolidated in the financial statements of the Company. The securities issued by these entities are exchangeable surplus trust securities, which will be exchanged for a like amount of the Holding Company’s junior subordinated debt securities on the scheduled redemption date; mandatorily under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The exchangeable surplus trust securities are classified as junior subordinated debt securities for purposes of financial statement presentation.

(2)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

(3)	In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of 3-month LIBOR plus a margin, payable quarterly in arrears.

In connection with each of the securities described above, the Holding Company may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. The Holding Company also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy interest payment obligation. In connection with each of the securities described above, the Holding Company entered into a replacement capital covenant (“RCC”). As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the securities on or before a date ten years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the securities due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the securities and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of the Holding Company’s indebtedness (which will initially be its 5.70% senior notes due June 2035). The Holding Company also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date and under which the Holding Company must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Issuance costs associated with the issuance of the securities of $5 million, $8 million and $10 million were incurred during the years ended December 31, 2009, 2008 and 2007, respectively. These issuance costs have been capitalized, are included in other assets, and are amortized over the period from the issuance date until the scheduled redemption date of the respective issuances. Interest expense on other junior subordinated debt securities was $231 million, $186 million and $83 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	Common Equity Units

In connection with financing the acquisition of The Travelers Insurance Company on July 1, 2005, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. The common equity units consisted of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III were junior subordinated debt securities issued by the Holding Company. The common equity units ceased to exist upon the closing of the remarketing of the underlying debt instruments and the settlement of the stock purchase contracts in August 2008 and February 2009. See Notes 13 and 18.

15.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Current:
Federal	$(45)	$216	$439
State and local	12	10	15
Foreign	50	372	200

Subtotal	17	598	654

Deferred:
Federal	(2,190)	1,078	1,015
State and local	26	(6)	31
Foreign	132	(90)	(25)

Subtotal	(2,032)	982	1,021

Provision for income tax expense (benefit)	$(2,015)	$1,580	$1,675

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Tax provision at U.S. statutory rate	$(1,517)	$1,771	$2,023
Tax effect of:
Tax-exempt investment income	(288)	(254)	(296)
State and local income tax	17	2	39
Prior year tax	(26)	53	70
Tax credits	(87)	(58)	(42)
Foreign tax rate differential and change in valuation allowance	(118)	65	(108)
Other, net	4	1	(11)

Provision for income tax expense (benefit)	$(2,015)	$1,580	$1,675

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
	(In millions)

Deferred income tax assets:
Policyholder liabilities and receivables	$3,929	$5,553
Net operating loss carryforwards	871	741
Employee benefits	661	657
Capital loss carryforwards	551	273
Tax credit carryforwards	401	348
Net unrealized investment losses	816	6,590
Litigation-related and government mandated	240	284
Other	276	242

	7,745	14,688
Less: Valuation allowance	217	272

	7,528	14,416

Deferred income tax liabilities:
Investments, including derivatives	1,434	5,299
Intangibles	334	156
DAC	4,439	3,939
Other	93	95

	6,300	9,489

Net deferred income tax asset	$1,228	$4,927

Domestic net operating loss carryforwards amount to $1,998 million at December 31, 2009 and will expire beginning in 2020. Foreign net operating loss carryforwards amount to $669 million at December 31, 2009 and were generated in various foreign countries with expiration periods of five years to indefinite expiration. Domestic

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

capital loss carryforwards amount to $1,525 million at December 31, 2009 and will expire beginning in 2010. Foreign capital loss carryforwards amount to $51 million at December 31, 2009 and will expire beginning in 2014. Tax credit carryforwards amount to $401 million at December 31, 2009.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating and capital loss carryforwards and certain foreign unrealized losses. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards and certain foreign unrealized losses will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2009, the Company recorded an overall decrease to the deferred tax valuation allowance of $55 million, comprised of a decrease of $80 million related to certain foreign unrealized losses, an increase of $13 million related to certain foreign capital loss carryforwards and an increase of $12 million related to certain foreign net operating loss carryforwards.

The Company has not established a valuation allowance against the deferred tax asset of $816 million recognized in connection with unrealized losses at December 31, 2009, other than the $2 million of valuation allowance recognized in connection with certain foreign unrealized losses. A valuation allowance was not considered necessary based upon the Company’s intent and ability to hold such securities until their recovery or maturity and the existence of tax-planning strategies that include sources of future taxable income against which such losses could be offset.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In early 2009, the Company and the IRS completed and substantially settled the audit years of 2000 to 2002. A few issues not settled have been escalated to the next level, IRS Appeals. The IRS exam of the next audit cycle, years 2003 to 2005, is expected to begin in early 2010.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

At December 31, 2007, the Company’s total amount of unrecognized tax benefits was $840 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $565 million. The total amount of unrecognized tax benefits decreased by $92 million from January 1, 2007 primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, post-sale purchase price adjustments and reinsurance offset by additions for tax positions of the current year. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $177 million, were reclassified to current and deferred income tax payable, as applicable, and a payment of $156 million was made in December of 2007, with $6 million paid in 2009 and the remaining $15 million to be paid in future years.

At December 31, 2008, the Company’s total amount of unrecognized tax benefits was $766 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $567 million. The total amount of unrecognized tax benefits decreased by $74 million from December 31, 2007 primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, leasing and tax credits offset by additions for tax positions of the current year. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $153 million, were reclassified to current and deferred income tax payable, as applicable, of which $20 million was paid in 2008 and $133 million was paid in 2009.

At December 31, 2009, the Company’s total amount of unrecognized tax benefits was $773 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $583 million. The total amount of unrecognized tax benefits increased by $7 million from December 31, 2008 primarily due to

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

additions for tax positions of the current and prior years offset by settlements reached with the IRS. Settlements with tax authorities amounted to $46 million, of which $44 million was reclassified to current income tax payable and paid in 2009 and $2 million reduced current income tax expense.

The Company’s liability for unrecognized tax benefits may decrease in the next 12 months pending the outcome of remaining issues, tax-exempt income and tax credits, associated with the 2000 to 2002 IRS audit. A reasonable estimate of decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at beginning of the period	$766	$840	$932
Additions for tax positions of prior years	43	11	73
Reductions for tax positions of prior years	(33)	(51)	(53)
Additions for tax positions of current year	52	147	77
Reductions for tax positions of current year	(9)	(22)	(8)
Settlements with tax authorities	(46)	(153)	(177)
Lapses of statutes of limitations	—	(6)	(4)

Balance at end of the period	$773	$766	$840

During the year ended December 31, 2007, the Company recognized $81 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2007, the Company had $218 million of accrued interest associated with the liability for unrecognized tax benefits. The $8 million increase from January 1, 2007 in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $81 million of interest expense and a $73 million decrease primarily resulting from the aforementioned IRS settlements. The $73 million was reclassified to current income tax payable in 2007 and paid in 2009.

During the year ended December 31, 2008, the Company recognized $37 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2008, the Company had $176 million of accrued interest associated with the liability for unrecognized tax benefits. The $42 million decrease from December 31, 2007 in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $37 million of interest expense and a $79 million decrease primarily resulting from the aforementioned IRS settlements. Of the $79 million decrease, $78 million was reclassified to current income tax payable in 2008, with $7 million and $71 million paid in 2008 and 2009, respectively. The remaining $1 million reduced interest expense.

During the year ended December 31, 2009, the Company recognized $44 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2009, the Company had $198 million of accrued interest associated with the liability for unrecognized tax benefits. The $22 million increase from December 31, 2008 in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $44 million of interest expense and a $22 million decrease primarily resulting from the aforementioned IRS settlements. Of the $22 million decrease, $20 million has been reclassified to current income tax payable and was paid in 2009. The remaining $2 million reduced interest expense.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2009 and 2008, the Company recognized an income tax benefit of $216 million and $179 million, respectively, related to the separate account DRD. The 2009 benefit included a benefit of $33 million related to a true-up of the prior year tax return.

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

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. In 2007, the Company received $39 million upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”), and the Company reduced legal liabilities by $38 million after the settlement of certain cases. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In 2009, the Company increased legal liabilities for litigation matters pending against the Company. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2009.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.

Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs— it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions to dismiss. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2009	2008	2007
	(In millions, except number of claims)

Asbestos personal injury claims at year end	68,804	74,027	79,717
Number of new claims during the year	3,910	5,063	7,161
Settlement payments during the year (1)	$37.6	$99.0	$28.2

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2006, MLIC received approximately 7,870 new claims, ending the year with a total of approximately 87,070 claims, and paid approximately $35.5 million for settlements reached in 2006 and prior years. In 2005, MLIC received approximately 18,500 new claims, ending the year with a total of approximately 100,250 claims, and paid approximately $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law and its past experiences: (i) the probable and reasonably estimable liability for asbestos claims already asserted against MLIC, including claims settled but not yet paid; (ii) the probable and reasonably estimable liability for asbestos claims not yet asserted against MLIC, but which MLIC believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying MLIC’s

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2009.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. The Company has received a subpoena from and has had discussions with the Office of the U.S. Attorney for the Southern District of California regarding the insurance broker Universal Life Resources. The Florida insurance regulator has initiated discussions with the Company regarding its investigation of contingent payments made to brokers. The Massachusetts Office of the Attorney General has been conducting a civil investigation of the rating practices of motorcycle insurers in Massachusetts including Metropolitan Property and Casualty Insurance Company (“MPC”). MPC has reached an agreement with the Massachusetts Office of the Attorney General to resolve this matter by refunding premiums with interest to affected policyholders. The Company has been cooperating fully in these inquiries.

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

Regulatory authorities in a small number of states and FINRA have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MICC, New England Mutual Life Insurance Company, New England Life Insurance Company and GALIC, and the four Company broker dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

On April 14, 2009, MSI received a Wells Notice from FINRA stating that FINRA was considering recommending that a disciplinary action be brought against MSI. FINRA contended that during the period from March 1999 through December 2006, MSI’s registered representative supervisory system was not reasonably designed to achieve compliance with National Association of Securities Dealers Conduct Rules relating to the review of registered representatives’ electronic correspondence, private securities transactions and outside business activities. In November 2009, the Company and FINRA reached a settlement resolving the matter on behalf of the four Company broker dealers, which included payment of a penalty. The four Company broker dealers neither admitted nor denied FINRA’s findings.

Demutualization Actions

The Company is a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. On November 4, and 5, 2009, the courts in these cases issued orders preliminarily approving a proposed settlement of this litigation and directing the parties to give notice of the proposed settlement to the class. On December 30, 2009 and February 9, 2010, the courts conducted a hearing jointly to determine the fairness of the proposed settlement, class counsel’s fee request, and other matters. On December 30, 2009, the federal court issued an order holding that the notice given to the class members concerning the proposed settlement was adequate under federal law. On February 12, 2010, the federal court approved the settlement in an order that will become effective upon the state court’s issuance of its order approving the settlement.

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

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. Simon v. Metropolitan Property and Casualty Ins. Co. (W.D. Okla., filed September 23, 2008), a third putative nationwide class action lawsuit relating to payment of medical providers, is pending in federal court in Oklahoma. The Company is vigorously defending against the claims in these matters.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order.

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

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. These tenants claim that the Company, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. The defendants appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The lawsuit has returned to the trial court for further proceedings but is temporarily

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

stayed to allow for settlement discussions between the current owner and plaintiffs. The Company will continue to vigorously defend against the claims against it in the lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs asserted legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs sought rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In August 2009, the court granted defendants’ motion for summary judgment. On September 29, 2009, plaintiffs filed a notice of appeal from the court’s order dismissing the lawsuit.

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At December 31, 2009, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2009	2008
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$54	$50
Premium tax offsets currently available for paid assessments	9	7
Receivable for reimbursement of paid assessments (1)	4	7

	$67	$64

Other Liabilities:
Insolvency assessments	$86	$83

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $2 million, $2 million and ($1) million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Although it no longer received compensation, the Company continued to be responsible for managing the funds of those participants that transferred to the government system. This change resulted in the establishment of a liability for future servicing obligations and the elimination of the Company’s obligations under death and disability policy coverages. The impact of the 2007 Argentine pension reform was an increase to net income of $114 million, net of income tax, due to the reduction of the insurance liabilities and other balances associated with the death and disability coverages of $197 million, net of income tax, which exceeded the establishment of the liability for future service obligations of $83 million, net of income tax, during the year ended December 31, 2007. During 2008, the future servicing obligation was reduced by $23 million, net of income tax, when information regarding the level of participation in the government pension plan became fully available.

In September 2008, the Argentine Supreme Court ruled against the validity of the 2002 Pesification Law enacted by the Argentine government. This ruling applied to certain social security pension annuity contractholders that had filed a lawsuit against the 2002 Pesification Law. The annuity contracts impacted by this ruling, which were deemed peso denominated under the 2002 Pesification Law, are now considered to be U.S. Dollar denominated obligations of the Company. The applicable contingent liabilities were then adjusted and refined to be consistent with this ruling. The impact of the refinements resulting from the change in these contingent liabilities and the associated future policyholder benefits was an increase to net income of $34 million, net of income tax, during the year ended December 31, 2008.

In October 2008, the Argentine government announced its intention to nationalize private pensions and, in December 2008, the Argentine government nationalized the private pension system seizing the underlying

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In March 2009, in light of market developments resulting from the Supreme Court ruling contrary to the Pesification Law and the implementation by the Company of a program to allow the contractholders that had not filed a lawsuit to convert to U.S. Dollars the social security annuity contracts denominated in pesos by the Pesification Law, the Company further reduced the outstanding contingent liabilities by $108 million, net of income tax, which was partially offset by the establishment of contingent liabilities from the implementation of the program to convert these contracts to U.S. Dollars of $13 million, net of income tax, resulting in a decrease to net loss of $95 million, net of income tax, for the year ended December 31, 2009.

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

Commitments

Leases

In accordance with industry practice, certain of the Company’s income from lease agreements with retail tenants are contingent upon the level of the tenants’ revenues. Additionally, the Company, as lessee, has entered into various lease and sublease agreements for office space, information technology and other equipment. Future minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements are as follows:

			Gross
	Rental	Sublease	Rental
	Income	Income	Payments
	(In millions)

2010	$415	$15	$287
2011	$357	$17	$237
2012	$288	$16	$190
2013	$253	$15	$169
2014	$221	$9	$119
Thereafter	$723	$44	$994

During 2008, the Company moved certain of its operations in New York from Long Island City to New York City. As a result of this movement of operations and current market conditions, which precluded the Company’s immediate and complete sublet of all unused space in both Long Island City and New York City, the Company incurred a lease impairment charge of $38 million which is included within other expenses in Banking, Corporate &

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other. The impairment charge was determined based upon the present value of the gross rental payments less sublease income discounted at a risk-adjusted rate over the remaining lease terms which range from 15-20 years. The Company has made assumptions with respect to the timing and amount of future sublease income in the determination of this impairment charge. During 2009, pending sublease deals were impacted by the further decline of market conditions, which resulted in an additional lease impairment charge of $52 million. See Note 19 for discussion of $28 million of such charges related to restructuring. Additional impairment charges could be incurred should market conditions deteriorate further or last for a period significantly longer than anticipated.

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.1 billion and $4.5 billion at December 31, 2009 and 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.7 billion and $8.0 billion at December 31, 2009 and 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.2 billion and $2.7 billion at December 31, 2009 and 2008, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion and $1.0 billion at December 31, 2009 and 2008, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

During the year ended December 31, 2009, the Company reduced $1 million of previously recorded liabilities related to certain investment transactions. The Company’s recorded liabilities were $5 million and $6 million at December 31, 2009 and 2008, respectively, for indemnities, guarantees and commitments.

17.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2009, the majority of active participants are accruing benefits under the cash balance formula; however, approximately 92% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan.

The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the Subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

			Other
	Pension		Postretirement
	Benefits		Benefits
	December 31,
	2009	2008	2009	2008
		(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$6,041	$5,722	$1,632	$1,599
Service cost	170	164	22	21
Interest cost	395	379	125	103
Plan participants’ contributions	—	—	30	31
Net actuarial losses	421	129	351	16
Settlements and curtailments	12	—	—	—
Change in benefits	(6)	(1)	(167)	1
Prescription drug subsidy	—	—	12	10
Benefits paid	(384)	(352)	(158)	(149)

Benefit obligation at end of year	6,649	6,041	1,847	1,632

Change in plan assets:
Fair value of plan assets at beginning of year	5,559	6,520	1,011	1,183
Actual return on plan assets	525	(952)	137	(150)
Plan participants’ contributions	—	—	2	—
Employer contribution	70	343	4	2
Benefits paid	(384)	(352)	(33)	(24)

Fair value of plan assets at end of year	5,770	5,559	1,121	1,011

Funded status at end of year	$(879)	$(482)	$(726)	$(621)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$227	$—	$—
Other liabilities	(879)	(709)	(726)	(621)

Net amount recognized	$(879)	$(482)	$(726)	$(621)

Accumulated other comprehensive (income) loss:
Net actuarial losses	$2,267	$2,184	$388	$147
Prior service cost (credit)	25	45	(288)	(157)

	2,292	2,229	100	(10)
Deferred income tax and noncontrolling interests, net of income tax	(811)	(780)	(36)	4

	$1,481	$1,449	$64	$(6)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	Qualified Plan		Non-Qualified Plan		Total
	December 31,
	2009	2008	2009	2008	2009	2008
			(In millions)

Aggregate fair value of plan assets	$5,770	$5,559	$—	$—	$5,770	$5,559
Aggregate projected benefit obligation	5,862	5,356	787	685	6,649	6,041

Over (under) funded	$(92)	$203	$(787)	$(685)	$(879)	$(482)

The accumulated benefit obligation for all defined benefit pension plans was $6,231 million and $5,620 million at December 31, 2009 and 2008, respectively.

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2009	2008
	(In millions)

Projected benefit obligation	$798	$708
Accumulated benefit obligation	$714	$590
Fair value of plan assets	$1	$—

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets is as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	December 31,
	2009	2008	2009	2008
	(In millions)

Projected benefit obligation	$6,580	$712	$1,847	$1,632
Fair value of plan assets	$5,700	$4	$1,121	$1,011

Net periodic pension cost and net periodic other postretirement benefit plan cost are comprised of the following:

i)	Service Cost — Service cost is the increase in the projected (expected) pension benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Cost on the Liability — Interest cost is the time value adjustment on the projected (expected) pension benefit obligation at the end of each year.

iii)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated (other) pension fund assets in a particular year.

iv)	Amortization of Prior Service Cost — This cost relates to the recognition of increases or decreases in pension (other postretirement) benefit obligation due to amendments in plans or initiation of new plans. These increases or decreases in obligation are recognized in accumulated other comprehensive income at the time of the amendment. These costs are then amortized to pension (other postretirement benefit) expense over the expected service years of the employees affected by the change.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

v)	Amortization of Net Actuarial Gains or Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension (other postretirement) plan assets or projected (expected) pension benefit obligation during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension (other postretirement benefit) expense over the expected service years of the employees.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

				Other
	Pension			Postretirement
	Benefits			Benefits
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007
			(In millions)

Net Periodic Benefit Cost
Service cost	$170	$164	$162	$22	$21	$27
Interest cost	395	379	351	125	103	103
Settlement and curtailment cost	17	—	—	—	—	—
Expected return on plan assets	(439)	(517)	(505)	(72)	(86)	(86)
Amortization of net actuarial (gains) losses	227	24	68	42	(1)	—
Amortization of prior service cost (credit)	10	15	17	(36)	(37)	(36)

Net periodic benefit cost	380	65	93	81	—	8
Net periodic benefit cost of subsidiary held-for-sale	—	1	5	—	—	1

	380	66	98	81	—	9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial (gains) losses	310	1,561	(432)	283	259	(440)
Prior service cost (credit)	(10)	(19)	40	(167)	36	—
Amortization of net actuarial (gains) losses	(227)	(24)	(68)	(42)	1	—
Amortization of prior service cost (credit)	(10)	(15)	(17)	36	37	36

Total recognized in other comprehensive income (loss)	63	1,503	(477)	110	333	(404)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$443	$1,569	$(379)	$191	$333	$(395)

Included within other comprehensive income (loss) are other changes in plan assets and benefit obligations associated with pension benefits of $63 million and other postretirement benefits of $110 million for an aggregate reduction in other comprehensive income (loss) of $173 million before income tax and $102 million, net of income tax and noncontrolling interests.

The estimated net actuarial losses and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $203 million and $7 million, respectively.

The estimated net actuarial losses and prior service credit for the defined benefit other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $38 million and ($83) million, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company receives subsidies under the Prescription Drug Act. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit plan cost is as follows:

	December 31,
	2009	2008	2007
	(In millions)

Cumulative reduction in benefit obligation:
Balance at January 1,	$317	$299	$328
Service cost	2	5	7
Interest cost	16	20	19
Net actuarial gains (losses)	(76)	3	(42)
Prescription drug subsidy	(12)	(10)	(13)

Balance at December 31,	$247	$317	$299

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$3	$5	$7
Interest cost	16	20	19
Amortization of net actuarial gains (losses)	10	—	5

Total reduction in net periodic benefit cost	$29	$25	$31

The Company received subsidies of $12 million, $12 million and $10 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Assumptions

Assumptions used in determining benefit obligations were as follows:

	Pension		Other Postretirement
	Benefits		Benefits
	December 31,
	2009	2008	2009	2008

Weighted average discount rate	6.25%	6.60%	6.25%	6.62%
Rate of compensation increase	2.0%-7.5%	3.5%-7.5%	N/A	N/A

Assumptions used in determining net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,
	2009	2008	2007	2009	2008	2007

Weighted average discount rate	6.60%	6.65%	6.00%	6.60%	6.65%	6.00%
Weighted average expected rate of return on plan assets	8.25%	8.25%	8.25%	7.36%	7.33%	7.47%
Rate of compensation increase	3.5%-7.5%	3.5%-8%	3.5%-8%	N/A	N/A	N/A

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

The weighted average expected return on plan assets for use in that plan’s valuation in 2010 is currently anticipated to be 8.00% for pension benefits and postretirement medical benefits and 7.20% for postretirement life benefits.

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

	December 31,
	2009	2008

Pre-and Post-Medicare eligible claims	8.2% down to 5.8% in 2018 and gradually decreasing until 2079 reaching the ultimate rate of 4.1%	8.8% down to 5.8% in 2018 and gradually decreasing until 2079 reaching the ultimate rate of 4.1%

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$9	$(10)
Effect of accumulated postretirement benefit obligation	$94	$(103)

Plan Assets

The Subsidiaries have issued group annuity and life insurance contracts supporting the pension and other postretirement benefit plans assets, which are invested primarily in separate accounts.

The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, mutual funds, real estate, private equity investments and hedge funds investments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fair values of the Subsidiaries’ pension plan assets at December 31, 2009 by asset class were as follows:

	December 31, 2009
	Pension Assets				Other Postretirement Assets
	Fair Value Measurements at				Fair Value Measurements at
	Reporting Date Using				Reporting Date Using
	Quoted				Quoted
	Prices				Prices
	In Active				In Active
	Markets				Markets
	for	Significant			for	Significant
	Identical	Other	Significant	Total	Identical	Other	Significant	Total
	Assets and	Observable	Unobservable	Estimated	Assets and	Observable	Unobservable	Estimated
	Liabilities	Inputs	Inputs	Fair	Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Asset Class
Short-term investments	$23	$—	$—	$23	$11	$—	$—	$11
Fixed maturities and equity securities	—	63	—	63	—	57	—	57
Insurance general account	—	90	—	90	—	440	—	440
Investments in separate accounts — equity securities:
Large cap growth (1)	—	115	—	115	—	68	—	68
Large cap value (2)	—	—	—	—	—	176	—	176
Large cap core (3)	—	1,338	—	1,338	—	24	—	24
Small cap growth (4)	—	149	—	149	—	—	—	—
Small cap core (5)	—	112	—	112	—	72	—	72
Developed international (6)	—	423	—	423	—	75	—	75

Total separate accounts — equity securities	—	2,137	—	2,137	—	415	—	415

Investments in separate accounts — fixed income securities:
Long duration (government & credit) (7)	—	2,149	—	2,149	—	—	—	—
Core (8)	—	326	—	326	—	128	—	128
U.S. government and agencies	—	—	—	—	—	17	—	17
Mortgage-backed securities	—	—	—	—	—	28	—	28
Short-term and cash	—	80	—	80	—	19	—	19

Total separate accounts — fixed income securities	—	2,555	—	2,555	—	192	—	192

Investments in separate accounts — alternatives:
Multi-strategy hedge funds (9)	—	238	—	238	—	6	—	6
Real estate (10)	—	49	242	291	—	—	—	—
Private equity (11)	—	—	373	373	—	—	—	—

Total separate accounts — alternatives	—	287	615	902	—	6	—	6

Total	$23	$5,132	$615	$5,770	$11	$1,110	$—	$1,121

(1)	Investment portfolio includes U.S. equity securities with relatively large market capitalization that exhibit signs of above average sales and earnings growth.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(2)	Investment portfolio includes U.S. equity securities with relatively large market capitalization and low price to book and price to earnings ratios.

(3)	Investment portfolio includes U.S. equity securities with relatively large market capitalization and no particular bias toward value or growth.

(4)	Investment portfolio includes U.S. equity securities with relatively small market capitalization that exhibit signs of above average sales and earnings growth.

(5)	Investment portfolio includes U.S. equity securities with relatively small market capitalization and no particular bias toward value or growth.

(6)	Investment portfolio includes International equity securities with relatively large market capitalization and no particular bias toward value or growth.

(7)	Investment portfolio includes longer-maturity investment-grade fixed income securities invested across diverse asset sectors such as government, corporate and structured finance.

(8)	Investment portfolio includes investment-grade fixed income securities with varying maturities invested across diverse asset sectors such as government, corporate and structured finance.

(9)	Investment portfolio includes multiple hedge funds with strategies such as fixed income arbitrage, long-short equity, tactical trading and global macro.

(10)	Investment portfolio includes domestic real estate equity investments in both privately held commercial real estate and publicly listed real estate investment trust securities.

(11)	Investment portfolio includes domestic and foreign private investments in companies not publicly traded on a stock exchange.

The fair values of the Subsidiaries’ pension plan assets at December 31, 2008 was $6,570 million.

The pension plan assets are categorized into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets included within the three-level fair value hierarchy presented in the table above.

Level 1	This category includes investments in liquid securities, such as cash, short-term money market and bank time deposits, expected to mature within a year.

Level 2	This category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate account is based upon reported NAV provided by fund managers and this value represents the amount at which transfers in and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data.

Certain separate accounts are invested in investment partnerships designated as hedge funds. The values for these separate accounts is determined monthly based on the NAV of the underlying hedge fund investment. Additionally, such hedge funds generally contain lock out or other waiting period provisions for redemption requests to be filled. While the reporting and redemption restrictions may limit the frequency of trading activity in separate accounts invested in hedge funds, the reported NAV, and thus the referenced value of the separate account, provides a reasonable level of price transparency that can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities.

Level 3	This category includes separate accounts that are invested in real estate and private equity investments provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2009 is as follows:

	Fair Value Measurement Using Significant
	Unobservable Outputs (Level 3)
	Private Equity Funds	Real Estate
	(In millions)

Balance January 1,	$430	$379
Actual return on plan assets:
Assets held at reporting date	(55)	(137)
Assets sold during the period	(33)	—
Purchases, sales and settlements	31	—
Transfers in and out of Level 3	—	—

Balance at December 31,	$373	$242

The Subsidiaries provide employees with benefits under various ERISA benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of MetLife’s qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in insurance contracts. All of these contracts are issued by Company insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any given Manager.

The Invested Plans, other than those held in participant directed investment accounts, are managed in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters. Specifically, investment policies are oriented toward (i) maximizing the Invested Plan’s funded status; (ii) minimizing the volatility of the Invested Plan’s funded status; (iii) generating asset returns that exceed liability increases; and (iv) targeting rates of return in excess of a custom benchmark and industry standards over appropriate reference time periods. These goals are expected to be met through identifying appropriate and diversified asset classes and allocations, ensuring adequate liquidity to pay benefits and expenses when due and controlling the costs of administering and managing the Invested Plan’s investments. Independent investment consultants are periodically used to evaluate the investment risk of Invested Plan’s assets relative to liabilities, analyze the economic and portfolio impact of various asset allocations and management strategies and to recommend asset allocations.

Certain international subsidiaries sponsor defined benefit plans that cover employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula, similar to the U.S. plans discussed above. The investment objectives are also similar, subject to local regulations. Generally, these international pension plans invest directly in high quality equity and fixed maturity securities.

Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that are otherwise restricted.

The following tables summarize the actual weighted average asset allocation by major asset class for the Invested Plans.

	Actual Asset Allocation
	December 31, 2009
Asset Class	Defined Benefit Plan	Postretirement Medical	Postretirement Life

Equity (target range):	25% to 45%	50% to 80%	—

Large cap growth	2%	10%	—
Large cap value	—	26	—
Large cap core	23	4	—
Small cap growth	3	—	—
Small cap core	2	11	—
Developed international	7	11	—

Total equity	37%	62%	—
Fixed income (target range):	35% to 55%	10% to 40%	—

Long duration (government and credit)	37%	—%	—
Core	6	18	—
U.S. government and agencies	—	3	—
Mortgage-backed securities	—	4	—
Directly held bonds	1	9	—
Insurance general account	2	—	100%
Short-term and cash	1	3	—

Total fixed income	47%	37%	100%
Alternatives (target range):	10% to 25%	0% to 15%	—

Multi-strategy hedge funds	4%	1%	—
Real estate	5	—	—
Private equity	7	—	—

Total alternatives	16%	1%	—
Total investments	100%	100%	100%

Expected Future Contributions and Benefit Payments

It is the Subsidiaries’ practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions were required for the years ended December 31, 2009 or 2008. No contributions will be required for 2010. The Subsidiaries made no discretionary contributions to the qualified pension plan during the year ended December 31, 2009. The Subsidiaries made discretionary contributions of $300 million to the qualified pension plan during the year ended December 31, 2008. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2010.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $57 million and $43 million for the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

years ended December 31, 2009 and 2008, respectively. These payments are expected to be at approximately the same level in 2010.

Postretirement benefits, other than those provided under qualified pension plans, are either: (i) not vested under law; (ii) a non-funded obligation of the Subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The Subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. Total payments equaled $158 million and $149 million for the years ended December 31, 2009 and 2008, respectively.

The Subsidiaries expect to make contributions of $119 million, net of participant’s contributions, towards benefit obligations (other than those under qualified pension plans) in 2010. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset payment of such benefits.

Gross benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Other Postretirement Benefits
			Prescription
	Pension		Drug
	Benefits	Gross	Subsidies	Net
	(In millions)

2010	$436	$131	$(12)	$119
2011	$413	$135	$(12)	$123
2012	$430	$137	$(13)	$124
2013	$441	$138	$(13)	$125
2014	$460	$140	$(14)	$126
2015-2019	$2,536	$733	$(77)	$656

Additional Information

As previously discussed, the assets of the pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Subsidiaries. Total revenue from these contracts recognized in the consolidated statements of operations was $45 million, $42 million and $47 million for the years ended December 31, 2009, 2008 and 2007, respectively, and includes policy charges, net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains and losses, credited to the account balances were $725 million, ($1,090) million and $603 million for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Savings and Investment Plans

The Subsidiaries sponsor savings and investment plans for substantially all Company employees under which a portion of employee contributions are matched. The Subsidiaries contributed $93 million, $70 million and $76 million for the years ended December 31, 2009, 2008 and 2007, respectively.

18.	Equity

Preferred Stock

In September 1999, the Holding Company adopted a stockholder rights plan (the “rights plan”). Under the rights plan, each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) is coupled with a stockholder right. Each right will entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-hundredth of a share of Series A

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings. Stockholder rights are not exercisable until the distribution date. The rights plan will expire at the close of business on April 4, 2010, unless the rights are earlier redeemed or exchanged by the Holding Company. The Board of Directors of the Holding Company does not currently intend to renew it.

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

In December 2008, the Holding Company entered into an RCC related to the Preferred Shares. As a part of the RCC, the Holding Company agreed that it will not repay, redeem or purchase the Preferred Shares on or before December 31, 2018, unless such repayment, redemption or purchase is made from the proceeds of the issuance of certain capital securities. The RCC is for the benefit of holders of one or more series of its indebtedness as designated from time to time by the Holding Company. The RCC will terminate upon the occurrence of certain events, including the date on which there are no series of outstanding eligible debt securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In connection with the offering of the Preferred Shares, the Holding Company incurred $57 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$7	$0.4062500	$24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$26		$96

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	6	$0.4062500	24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$29		$96

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	10	$0.4062500	24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	10	$0.4062500	24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$41		$96

See Note 24 for further information.

Common Stock

Issuances

In February 2009 the Holding Company delivered 24,343,154 shares of newly issued common stock for $1,035 million, and in August 2008 the Holding Company delivered 20,244,549 shares of its common stock from treasury stock also for $1,035 million. Each issuance was made in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005, as described in Note 13.

In October 2008 the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2,286 million. Of the shares issued, 75,000,000 shares, with a value of $4,040 million were issued from treasury stock for consideration of $1,988 million. In connection with the offering of common stock, the Holding Company incurred $60 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

During the years ended December 31, 2009, 2008 and 2007, 861,586 shares, 97,515,737 shares and 3,864,894 shares of common stock were issued from treasury stock for $46 million, $5,221 million and $172 million, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Repurchases

The table below presents the common stock repurchase programs authorized by the Holding Company’s Board of Directors and the aggregate amount and number of shares of MetLife, Inc.’s common stock purchased pursuant to these authorizations:

		Shares
	Amount	Repurchased
	(In millions)

Remaining authorization at December 31, 2006	$216
February 2007 and September 2007 additional authorizations	2,000
Accelerated share repurchases	(1,505)	23,455,124
Open market repurchases	(200)	3,171,700

Remaining authorization at December 31, 2007	511
January 2008 and April 2008 additional authorizations	2,000
Accelerated share repurchases	(1,162)	19,716,418
Open market repurchases	(88)	1,550,000

Remaining authorization at December 31, 2008	1,261
Additional authorizations	—
Accelerated share repurchases	—
Open market repurchases	—

Remaining authorization at December 31, 2009	$1,261

Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock. The Holding Company does not intend to make any purchases under the common stock repurchase program in 2010.

Other

In September 2008, in connection with the split-off of RGA as described in Note 2, the Holding Company received from MetLife, Inc. stockholders 23,093,689 shares of MetLife, Inc.’s common stock with a fair market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except
			per share data)

October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610
October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592
October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Stock-Based Compensation Plans

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards to employees and agents in the form of options to buy shares of the Holding Company’s common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “2000 Directors Stock Plan”), authorized the granting of awards in the form of the Holding Company’s common stock, non-qualified Stock Options, or a combination of the foregoing to non-management Directors of the Holding Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan) to non-management Directors of the Holding Company. The Stock Incentive Plan, 2000 Directors Stock Plan, 2005 Stock Plan and the 2005 Directors Stock Plan are hereinafter collectively referred to as the “Incentive Plans.”

The aggregate number of shares reserved for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 13,018,939 at December 31, 2009. There were no shares carried forward from the 2000 Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan are 2,000,000. At December 31, 2009, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 47,903,044 and 1,838,594, respectively.

Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Under the current authorized share repurchase program, as described previously, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $69 million, $123 million and $146 million, and income tax benefits of $24 million, $43 million and $51 million, related to the Incentive Plans was recognized for the years ended December 31, 2009, 2008 and 2007, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of the awards granted by the Holding Company are made in the first quarter of each year.

Stock Options

All Stock Options granted had an exercise price equal to the closing price of the Holding Company’s common stock as reported on the New York Stock Exchange on the date of grant, and have a maximum term of ten years. Certain Stock Options granted under the Stock Incentive Plan and the 2005 Stock Plan have or will become exercisable over a three year period commencing with the date of grant, while other Stock Options have or will

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

become exercisable three years after the date of grant. Stock Options issued under the 2000 Directors Stock Plan were exercisable immediately. The date at which a Stock Option issued under the 2005 Directors Stock Plan becomes exercisable would be determined at the time such Stock Option is granted.

A summary of the activity related to Stock Options for the year ended December 31, 2009 is presented below. The aggregate intrinsic value was computed using the closing share price on December 31, 2009 of $35.35 and December 31, 2008 of $34.86, as applicable.

			Weighted
			Average
			Remaining	Aggregate
	Shares Under	Weighted Average	Contractual	Intrinsic
	Option	Exercise Price	Term	Value
			(Years)	(In millions)

Outstanding at January 1, 2009	26,158,275	$41.73	5.73	$—

Granted	5,450,662	$23.61
Exercised	(254,576)	$30.23
Cancelled/Expired	(794,655)	$39.79
Forfeited	(407,301)	$48.72

Outstanding at December 31, 2009	30,152,405	$38.51	5.50	$—

Aggregate number of stock options expected to vest at December 31, 2009	29,552,636	$38.58	5.43	$—

Exercisable at December 31, 2009	21,651,876	$38.94	4.28	$—

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

The binomial lattice model used by the Company incorporates the contractual term of the Stock Options and then factors in expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment, to derive an expected life. Exercise behavior in the binomial lattice model used by the Company is expressed using an exercise multiple, which reflects the ratio of exercise price to the strike price of Stock Options granted at which holders of the Stock Options are expected to exercise. The exercise multiple is derived from actual historical exercise activity. The post-vesting termination rate is determined from actual historical exercise experience and expiration activity under the Incentive Plans.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

	Years Ended December 31,
	2009	2008	2007

Dividend yield	3.15%	1.21%	0.94%
Risk-free rate of return	0.73%-6.67%	1.91%-7.21%	4.30%-5.32%
Expected volatility	44.39%	24.85%	19.54%
Exercise multiple	1.76	1.73	1.66
Post-vesting termination rate	3.70%	3.05%	3.66%
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$23.61	$59.48	$62.86
Weighted average fair value of stock options granted	$8.37	$17.51	$17.76

Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $55 million, $51 million and $55 million related to Stock Options was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, there was $40 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.67 years.

The following is a summary of Stock Option exercise activity for the:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Total intrinsic value of stock options exercised	$1	$36	$122
Cash received from exercise of stock options	$8	$45	$110
Tax benefit realized from stock options exercised	$—	$13	$43

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a performance factor of 0.0 to 2.0. The performance factor applied is based on measurements of the Holding Company’s performance, including with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, each with reference to the applicable three-year performance period relative to other companies in the S&P Insurance Index with reference to the same three-year period. Beginning with awards made in 2009, in order for Performance Shares to be payable, the Holding Company must generate positive net income for either the third year of the performance period or for the performance period as a whole. Also beginning with awards made in 2009, if the Holding Company’s Total Shareholder Return with reference to the applicable three-year performance period is zero percent or less, the performance factor will be multiplied by 75%. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will primarily be payable in shares of the Holding Company’s common stock.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of Performance Share activity for the year ended December 31, 2009:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Outstanding at January 1,	2,586,650	$55.63
Granted	1,944,298	$20.72
Forfeited	(224,538)	$25.75
Paid	(812,975)	$48.43

Outstanding at December 31,	3,493,435	$38.43

Performance Shares expected to vest at December 31, 2009	3,452,028	$44.55

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. At December 31, 2009, the three year performance period for the 2007 Performance Share grants was completed. Included in the immediately preceding table are 801,750 outstanding Performance Shares to which the final performance factor will be applied. The calculation of the performance factor is expected to be finalized during the second quarter of 2010 after all data necessary to perform the calculation is publicly available.

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

Compensation expense related to initial Performance Shares granted prior to January 1, 2006 and expected to vest is recognized ratably during the performance period. Compensation expense related to initial Performance Shares granted on or after January 1, 2006 and expected to vest is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $11 million, $70 million and $90 million, related to Performance Shares was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, there was $29 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.52 years.

Restricted Stock Units

Beginning in 2005, certain members of management were awarded Restricted Stock Units under (and as defined in) the 2005 Stock Plan. Restricted Stock Unit awards will normally vest on the third or later anniversary of the date of the award (subject to certain contingencies) and each unit will be primarily payable entirely in shares of the Holding Company’s common stock.

During the year ended December 31, 2009, the Holding Company granted 295,000 Restricted Stock Units for which the total fair value on the date of grant was $6 million. The number of Restricted Stock Units outstanding at December 31, 2009 was 393,362 with a weighted average fair value of $28.05 per unit.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of Restricted Stock Unit activity for the year ended December 31, 2009:

		Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value

Outstanding at January 1,	149,374	$51.46
Granted	295,000	$20.83
Forfeited	(31,850)	$57.57
Paid	(19,162)	$50.25

Outstanding at December 31,	393,362	$28.05

Restricted Stock Units expected to vest at December 31, 2009	393,362	$28.05

Compensation expense related to Restricted Stock Units granted on or after January 1, 2006 and expected to vest is recognized ratably over a three year period or the period to retirement eligibility, if shorter. Compensation expense of $3 million, $2 million and $1 million related to Restricted Stock Units was recognized for the year ended December 31, 2009, 2008 and 2007 respectively.

At December 31, 2009, there was $5 million of total unrecognized compensation costs related to Restricted Stock Units. It is expected that these costs will be recognized over a weighted average period of 1.83 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Holding Company granted stock-based compensation awards to certain members of management under the Long-Term Performance Compensation Plan (“LTPCP”). The final LTPCP performance period concluded during 2007. The awards for the final LTPCP performance period, in the amount of 618,375 shares of the Holding Company’s common stock and $16 million in cash, were paid during 2007. No significant compensation expense related to LTPCP was recognized during the year ended December 31, 2007.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Holding Company’s U.S. insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York Insurance Department has adopted Statutory Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of the Holding Company’s insurance subsidiaries.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years. Further, statutory accounting principles do not give recognition to purchase accounting adjustments.

Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $1,221 million, ($338) million and $2,123 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Department, was $12.6 billion and $11.6 billion at December 31, 2009 and 2008, respectively.

Statutory net income of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $81 million, $242 million and $1,101 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.9 billion and $5.5 billion at December 31, 2009 and 2008, respectively.

Statutory net income of MPC, a Rhode Island domiciled insurer, was $266 million, $308 million and $400 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Insurance Department of Rhode Island, was $1.8 billion at both December 31, 2009 and 2008.

Statutory net income of Metropolitan Tower and Life Insurance Company (“MTL”), a Delaware domiciled insurer, was $57 million, $212 million and $103 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department was $867 million and $885 million at December 31, 2009 and 2008, respectively.

Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2010	2009		2008
	Permitted w/o		Permitted w/o			Permitted w/o
Company	Approval (1)	Paid (2)	Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$1,262	$—	$552	$1,318	(4)	$1,299
MetLife Insurance Company of Connecticut	$659	$—	$714	$500		$1,026
Metropolitan Tower Life Insurance Company	$93	$—	$88	$277	(5)	$113
Metropolitan Property and Casualty Insurance Company	$—	$300	$9	$300		$—

(1)	Reflects dividend amounts that may be paid during 2010 without prior regulatory approval. However, if paid before a specified date during 2010, some or all of such dividends may require regulatory approval.

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	As described in Note 2, consists of shares of RGA stock distributed by MLIC to the Holding Company as an in-kind dividend of $1,318 million.

(5)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend in the amount of $164 million.

In addition to the amounts presented in the table above, for the years ended December 31, 2009 and 2008, cash dividends in the amount of $215 million and $235 million, respectively, were paid to the Holding Company.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The New York State Department of Insurance (the “Department”) has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer’s overall financial condition and profitability under statutory accounting practices.

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MTL will be permitted to pay a dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, which may include carry forward net income from the second and third preceding calendar years excluding realized capital gains and less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

insurance company would support the payment of such dividends to its shareholders. MPC may not pay any dividends in 2010 without prior regulatory approval from the Rhode Island Commissioner.

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2009, 2008 and 2007 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Holding gains (losses) on investments arising during the year	$18,548	$(26,650)	$(1,494)
Income tax effect of holding gains (losses)	(6,243)	8,989	581
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	1,954	2,040	176
Amortization of premiums and accretion of discounts associated with investments	(490)	(926)	(831)
Income tax effect	(493)	(377)	254
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(2,979)	4,809	676
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	1,002	(1,621)	(264)
Unrealized investment loss of subsidiary at date of sale	—	131	—
Deferred income tax on unrealized investment loss of subsidiary at date of sale	—	(60)	—

Net unrealized investment gains (losses), net of income tax	11,299	(13,665)	(902)
Foreign currency translation adjustment, net of income tax	63	(700)	346
Defined benefit plan adjustment, net of income tax	(102)	(1,199)	564

Other comprehensive income (loss)	11,260	(15,564)	8
Other comprehensive income (loss) attributable to noncontrolling interests	11	(10)	1
Other comprehensive income (loss) attributable to noncontrolling interests of subsidiary at date of disposal	—	150	8
Foreign currency translation adjustment attributable to noncontrolling interests of subsidiary at date of disposal	—	107	(56)
Defined benefit plans adjustment attributable to noncontrolling interests of subsidiary at date of disposal	—	(4)	(1)

Other comprehensive income (loss) attributable to MetLife, Inc., excluding cumulative effect of change in accounting principle	11,271	(15,321)	(40)
Cumulative effect of change in accounting principle, net of income tax of $40 million, effective April 1, 2009 (See Note 1)	(76)	—	—

Other comprehensive income (loss) attributable to MetLife, Inc.	$11,195	$(15,321)	$(40)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

19.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Compensation	$3,804	$3,368	$3,362
Commissions	3,433	3,384	3,207
Interest and debt issue costs	1,083	1,086	987
Interest credited to bank deposits	163	166	200
Amortization of DAC and VOBA	1,307	3,489	2,250
Capitalization of DAC	(3,019)	(3,092)	(3,064)
Rent, net of sublease income	479	477	373
Insurance tax	550	497	503
Other	2,756	2,572	2,587

Total other expenses	$10,556	$11,947	$10,405

Interest and Debt Issue Costs

See Notes 11, 12, 13 and 14 for attribution of interest expense by debt issuance. Includes interest expense on tax audits of $39 million, $35 million and $90 million, respectively.

Amortization and Capitalization of DAC and VOBA

See Note 6 for deferred acquisition costs by segment and a rollforward of deferred acquisition costs including impacts of amortization and capitalization. See also Note 10 for a description of the DAC amortization impact associated with the closed block.

Lease Impairments

See Note 16 for description of lease impairments included within other expenses.

Restructuring Charges

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which is expected to be fully implemented by December 31, 2010. This initiative is focused on reducing complexity, leveraging scale, increasing productivity and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. These restructuring costs were included in other expenses. As the expenses relate to an enterprise-wide initiative, they were incurred within Banking,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative are as follows:

	Years Ended December 31,
	2009	2008
	(In millions)

Balance, beginning of period	$86	$—
Severance charges	84	109
Change in severance charge estimates	(8)	(8)
Cash payments	(126)	(15)

Balance, end of period	$36	$86

Restructuring charges incurred in current period	$76	$101

Total restructuring charges incurred since inception of program	$177	$101

For both years ended December 31, 2009 and 2008, the change in severance charge estimates was $8 million due to lower anticipated costs for lower variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In 2009, the Company also recognized additional lease charges of $28 million and made cash payments of $2 million associated with the consolidation of office space.

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the year ending December 31, 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at December 31, 2009.

In addition to the restructuring charges incurred in connection with the aforementioned enterprise-wide initiative, the Company also incurred severance costs in connection with the Argentine government’s nationalization of its private pension business. During the year ended December 31, 2008, the Company recognized a restructuring charge of $15 million within the International segment and made payments of $12 million resulting in a restructuring liability of $3 million at December 31, 2008. During the year ended December 31, 2009, the Company made payments of $3 million resulting in no restructuring liability at December 31, 2009.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2009	2008	2007
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	818,462,150	735,184,337	744,153,514
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	2,043,553	7,138,900
Exercise or issuance of stock-based awards (2)	—	7,557,540	10,971,585

Weighted average common stock outstanding for diluted earnings per common share	818,462,150	744,785,430	762,263,999

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$(2,318)	$3,481	$4,105
Less: Income (loss) attributable to noncontrolling interests, net of income tax	(32)	(25)	7
Less: Preferred stock dividends	122	125	137

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(2,408)	$3,381	$3,961

Basic	$(2.94)	$4.60	$5.32

Diluted	$(2.94)	$4.54	$5.20

Income from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$40	$(203)	$360
Less: Income from discontinued operations, net of income tax, attributable to noncontrolling interests	—	94	141

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$40	$(297)	$219

Basic	$0.05	$(0.41)	$0.30

Diluted	$0.05	$(0.40)	$0.28

Net Income (Loss):
Net income (loss)	$(2,278)	$3,278	$4,465
Less: Net income (loss) attributable to noncontrolling interests	(32)	69	148
Less: Preferred stock dividends	122	125	137

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$4,180

Basic	$(2.89)	$4.19	$5.62

Diluted	$(2.89)	$4.14	$5.48

(1)	See Note 14 for a description of the Company’s common equity units.

(2)	For the year ended December 31, 2009, 4,213,700 shares related to the exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these shares are anti-dilutive.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

21.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2009 and 2008 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2009
Total revenues	$10,214	$8,265	$10,238	$12,341
Total expenses	$11,176	$10,640	$11,413	$12,162
Income (loss) from continuing operations, net of income tax	$(585)	$(1,419)	$(624)	$310
Income (loss) from discontinued operations, net of income tax	$37	$1	$(1)	$3
Net income (loss)	$(548)	$(1,418)	$(625)	$313
Less: Net income (loss) attributable to noncontrolling interests	$(4)	$(16)	$(5)	$(7)
Net income (loss) attributable to MetLife, Inc.	$(544)	$(1,402)	$(620)	$320
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$(574)	$(1,433)	$(650)	$289
Basic earnings per share:
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders	$(0.76)	$(1.74)	$(0.79)	$0.35
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.05	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$(0.67)	$(1.71)	$(0.75)	$0.39
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.71)	$(1.74)	$(0.79)	$0.35
Diluted earnings per share:
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders	$(0.76)	$(1.74)	$(0.79)	$0.35
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.05	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$(0.67)	$(1.71)	$(0.75)	$0.39
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.71)	$(1.74)	$(0.79)	$0.35

2008 (1)
Total revenues	$11,622	$12,049	$13,351	$13,962
Total expenses	$10,792	$10,828	$11,772	$12,531
Income (loss) from continuing operations, net of income tax	$624	$879	$1,050	$928
Income (loss) from discontinued operations, net of income tax	$36	$117	$(404)	$48
Net income (loss)	$660	$996	$646	$976
Less: Net income (loss) attributable to noncontrolling interests	$12	$50	$16	$(9)
Net income (loss) attributable to MetLife, Inc.	$648	$946	$630	$985
Less: Preferred stock dividends	$33	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$615	$915	$600	$954
Basic earnings per share:
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders	$0.82	$1.19	$1.43	$1.15
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.03	$0.09	$(0.59)	$0.06
Net income (loss) attributable to MetLife, Inc.	$0.90	$1.33	$0.88	$1.25
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.85	$1.28	$0.84	$1.21
Diluted earnings per share:
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders	$0.81	$1.18	$1.42	$1.14
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.03	$0.08	$(0.59)	$0.06
Net income (loss) attributable to MetLife, Inc.	$0.88	$1.30	$0.88	$1.25
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.84	$1.26	$0.83	$1.20

(1)	During the fourth quarter of 2008, the Company recorded a cumulative out-of-period adjustment in connection with the exclusion of certain derivative gains from the estimation of cumulative gross profits used in the determination of DAC amortization. The adjustment decreased DAC and increased DAC amortization by

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$124 million and decreased net income by $80 million in the fourth quarter of 2008. Had the amounts been reflected during the first, second and third quarters of 2008 — in the periods in which they arose — DAC amortization would have increased (decreased) by $100 million, ($61) million and $85 million, respectively, resulting in an increase (decrease) of net income by ($65) million, $40 million and ($55) million, respectively. Net income available to common shareholders per diluted common share would have been higher (lower) by ($0.09), $0.06, ($0.08) and $0.10 during the first, second, third and fourth quarters, respectively, of 2008 had the amounts been reflected in the periods in which they arose. Based upon an evaluation of all relevant quantitative and qualitative factors, management believes this correcting adjustment was not material to the Company’s full year results for 2008 or the trend of earnings.

22.	Business Segment Information

As further described in Note 1, during 2009 MetLife combined its former institutional and individual businesses, as well as its auto & home unit, into a single U.S. Business organization. U.S. Business consists of Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home segments. The Company also has an International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other.

Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes short- and long-term disability, long-term care, and dental insurance, and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value & investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

International provides life insurance, accident and health insurance, annuities and retirement products to both individuals and groups.

Banking, Corporate & Other contains the excess capital not allocated to the business segments, the results of operations of MetLife Bank, various start-up entities and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Banking, Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings. The operations of RGA are also reported in Banking, Corporate & Other as discontinued operations. See Note 23 for disclosures regarding discontinued operations, including real estate.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings is not determined in accordance with GAAP and should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. However, the Company believes the presentation of operating earnings herein as we measure it for management purposes enhances the understanding of segment performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses), (ii) less amortization of unearned revenue related to net investment gains (losses), (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment, (iv) plus income from discontinued real estate operations, and (v) plus, for operating joint ventures reported under the equity

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses (i) less changes in experience-rated contractholder liabilities due to asset value fluctuations, (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests, (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net investment gains (losses), and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

Set forth in the tables below is certain financial information with respect to the Company’s segments as well as Banking, Corporate & Other for the years ended December 31, 2009, 2008 and 2007 and at December 31, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Banking, Corporate & Other.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate			Total
Year Ended December 31, 2009:	Products	Products	Funding	& Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$17,168	$623	$2,561	$2,902	$23,254	$3,187	$19	$26,460	$—	$26,460
Universal life and investment-type product policy fees	2,281	1,712	176	—	4,169	1,061	—	5,230	(27)	5,203
Net investment income	5,614	2,859	4,766	180	13,419	1,193	477	15,089	(251)	14,838
Other revenues	779	172	239	33	1,223	14	1,092	2,329	—	2,329
Net investment gains (losses)	—	—	—	—	—	—	—	—	(7,772)	(7,772)

Total revenues	25,842	5,366	7,742	3,115	42,065	5,455	1,588	49,108	(8,050)	41,058

Benefits and Expenses
Policyholder benefits and claims and policyholder dividends	19,111	1,398	4,797	1,932	27,238	2,660	4	29,902	84	29,986
Interest credited to policyholder account balances	952	1,687	1,633	—	4,272	581	—	4,853	(4)	4,849
Interest credited to bank deposits	—	—	—	—	—	—	163	163	—	163
Capitalization of DAC	(873)	(1,067)	(14)	(435)	(2,389)	(630)	—	(3,019)	—	(3,019)
Amortization of DAC and VOBA	725	424	15	436	1,600	415	3	2,018	(711)	1,307
Interest expense	6	—	3	—	9	8	1,027	1,044	—	1,044
Other expenses	4,206	2,405	484	764	7,859	1,797	1,336	10,992	69	11,061

Total benefits and expenses	24,127	4,847	6,918	2,697	38,589	4,831	2,533	45,953	(562)	45,391

Provision for income tax expense (benefit)	573	182	273	96	1,124	161	(617)	668	(2,683)	(2,015)

Operating earnings	$1,142	$337	$551	$322	$2,352	$463	$(328)	2,487

Adjustments to:
Total revenues								(8,050)
Total benefits and expenses								562
Provision for income tax (expense) benefit								2,683

Income (loss) from continuing operations, net of income tax								$(2,318)		$(2,318)

	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate
At December 31, 2009:	Products	Products	Funding	& Home	Total	International	& Other	Total
	(In millions)

Total assets	$132,717	$148,756	$159,270	$5,517	$446,260	$33,923	$59,131	$539,314
Separate account assets	$8,838	$87,113	$45,732	$—	$141,683	$7,358	$—	$149,041
Separate account liabilities	$8,838	$87,113	$45,732	$—	$141,683	$7,358	$—	$149,041

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Year Ended December 31, 2008:	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$16,402	$361	$2,683	$2,971	$22,417	$3,470	$27	$25,914	$—	$25,914
Universal life and investment-type product policy fees	2,171	1,870	227	—	4,268	1,095	—	5,363	18	5,381
Net investment income	5,787	2,365	5,874	186	14,212	1,180	808	16,200	91	16,291
Other revenues	819	168	359	38	1,384	18	184	1,586	—	1,586
Net investment gains (losses)	—	—	—	—	—	—	—	—	1,812	1,812

Total revenues	25,179	4,764	9,143	3,195	42,281	5,763	1,019	49,063	1,921	50,984

Benefits and Expenses
Policyholder benefits and claims and policyholder dividends	18,183	692	4,977	1,924	25,776	3,185	46	29,007	181	29,188
Interest credited to policyholder account balances	930	1,337	2,298	—	4,565	171	7	4,743	45	4,788
Interest credited to bank deposits	—	—	—	—	—	—	166	166	—	166
Capitalization of DAC	(849)	(980)	(18)	(444)	(2,291)	(798)	(3)	(3,092)	—	(3,092)
Amortization of DAC and VOBA	743	1,356	29	454	2,582	381	5	2,968	521	3,489
Interest expense	5	2	2	—	9	9	1,033	1,051	—	1,051
Other expenses	4,196	2,065	476	794	7,531	2,079	699	10,309	24	10,333

Total benefits and expenses	23,208	4,472	7,764	2,728	38,172	5,027	1,953	45,152	771	45,923

Provision for income tax expense (benefit)	661	99	466	104	1,330	257	(495)	1,092	488	1,580

Operating earnings	$1,310	$193	$913	$363	$2,779	$479	$(439)	2,819

Adjustments to:
Total revenues								1,921
Total benefits and expenses								(771)
Provision for income tax (expense) benefit								(488)

Income (loss) from continuing operations, net of income tax								$3,481		$3,481

	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate
At December 31, 2008:	Products	Products	Funding	& Home	Total	International	& Other	Total
				(In millions)

Total assets	$126,734	$121,387	$161,513	$5,232	$414,866	$25,891	$60,921	$501,678
Separate account assets	$8,290	$62,264	$45,814	$—	$116,368	$4,471	$—	$120,839
Separate account liabilities	$8,290	$62,264	$45,814	$—	$116,368	$4,471	$—	$120,839

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate			Total
Year Ended December 31, 2007:	Products	Products	Funding	& Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$15,269	$339	$1,265	$2,966	$19,839	$3,096	$35	$22,970	$—	$22,970
Universal life and investment-type product policy fees	2,061	2,005	189	—	4,255	995	—	5,250	(12)	5,238
Net investment income	6,079	2,740	6,636	196	15,651	1,249	1,428	18,328	(271)	18,057
Other revenues	810	181	335	43	1,369	24	72	1,465	—	1,465
Net investment gains (losses)	—	—	—	—	—	—	—	—	(578)	(578)

Total revenues	24,219	5,265	8,425	3,205	41,114	5,364	1,535	48,013	(861)	47,152

Benefits and Expenses
Policyholder benefits and claims and policyholder dividends	17,001	605	3,365	1,811	22,782	2,521	46	25,349	157	25,506
Interest credited to policyholder account balances	1,037	1,321	2,723	—	5,081	354	—	5,435	26	5,461
Interest credited to bank deposits	—	—	—	—	—	—	200	200	—	200
Capitalization of DAC	(885)	(932)	(25)	(471)	(2,313)	(743)	(8)	(3,064)	—	(3,064)
Amortization of DAC and VOBA	727	822	38	468	2,055	309	11	2,375	(125)	2,250
Interest expense	10	3	6	—	19	3	875	897	—	897
Other expenses	4,241	2,088	477	832	7,638	2,180	328	10,146	(24)	10,122

Total benefits and expenses	22,131	3,907	6,584	2,640	35,262	4,624	1,452	41,338	34	41,372

Provision for income tax expense (benefit)	714	469	631	139	1,953	172	(157)	1,968	(293)	1,675

Operating earnings	$1,374	$889	$1,210	$426	$3,899	$568	$240	4,707

Adjustments to:
Total revenues								(861)
Total benefits and expenses								(34)
Provision for income tax (expense) benefit								293

Income (loss) from continuing operations, net of income tax								$4,105		$4,105

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007. Revenues from U.S. operations were $35.9 billion, $44.6 billion and $41.7 billion for the years ended December 31, 2009, 2008 and 2007, respectively, which represented 87%, 87% and 88%, respectively, of consolidated revenues.

23.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs.

The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues
Investment income	$9	$13	$28
Investment expense	(2)	(4)	(10)
Net investment gains (losses)	8	8	13

Total revenues	15	17	31
Provision for income tax	5	6	13

Income from discontinued operations, net of income tax	$10	$11	$18

The carrying value of real estate related to discontinued operations was $44 million and $51 million at December 31, 2009 and 2008, respectively.

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life, to a third-party and the sale occurred in March 2009. (See also

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Note 2.) The following tables present the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of operations and balance sheet:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues:
Premiums	$3	$17	$15
Universal life and investment-type product policy fees	15	81	72
Net investment income	6	38	39
Other revenues	—	—	1
Net investment gains (losses)	1	(2)	16

Total revenues	25	134	143

Expenses:
Policyholder benefits and claims	10	70	56
Interest credited to policyholder account balances	3	17	17
Policyholder dividends	1	3	3
Other expenses	5	29	29

Total expenses	19	119	105

Income before provision for income tax	6	15	38
Provision for income tax	2	4	13

Income from operations of discontinued operations, net of income tax	4	11	25
Gain on disposal, net of income tax	28	37	—

Income from discontinued operations, net of income tax	$32	$48	$25

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2008
(In millions)

Fixed maturity securities	$514
Equity securities	1
Mortgage loans	41
Policy loans	35
Real estate and real estate joint ventures held-for-investment	2

Total investments	593
Cash and cash equivalents	32
Accrued investment income	7
Premiums and other receivables	19
DAC and VOBA	232
Deferred income tax asset	61
Other assets	2

Total assets held-for-sale	$946

Future policy benefits	$180
Policyholder account balances	356
Other policyholder funds	181
Policyholder dividends payable	4
Current income tax payable	1
Other liabilities	26

Total liabilities held-for-sale	$748

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Reinsurance Group of America, Incorporated

As more fully described in Note 2, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA in September 2008. The following table presents the amounts related to the operations of RGA that have been reflected as discontinued operations in the consolidated statements of operations:

	Years Ended December 31,
	2008	2007
	(In millions)
Revenues:
Premiums	$3,535	$4,910
Net investment income	597	908
Other revenues	69	77
Net investment gains (losses)	(249)	(177)

Total revenues	3,952	5,718

Expenses:
Policyholder benefits and claims	2,989	3,989
Interest credited to policyholder account balances	108	262
Other expenses	699	1,226

Total expenses	3,796	5,477

Income before provision for income tax	156	241
Provision for income tax	53	84

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	103	157
Income from discontinued operations, net of income tax, attributable to noncontrolling interests	94	141
Loss on disposal, net of income tax	(458)	—

Income (loss) from discontinued operations, net of income tax	$(261)	$298

The operations of RGA included direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of operations are amounts related to these transactions, including ceded amounts that reduced premiums and fees by $158 million and $251 million and ceded amounts that reduced policyholder benefits and claims by $136 million and $290 million for the years ended December 31, 2008 and 2007, respectively, that have not been eliminated as these transactions have continued after the RGA disposition.

24.	Subsequent Events

The Company evaluated the recognition and disclosure of subsequent events for its December 31, 2009 consolidated financial statements.

On February 18, 2010, the Holding Company’s Board of Directors announced dividends of $0.2500000 per share, for a total of $6 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2010, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2010 to shareholders of record as of February 28, 2010.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2009
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Treasury, agency and government guaranteed securities	$25,712	$25,447	$25,447
Foreign government securities	11,010	11,947	11,947
Public utilities	10,156	10,365	10,365
State and political subdivision securities	7,468	7,208	7,208
All other corporate bonds	92,963	94,637	94,637

Total bonds	147,309	149,604	149,604
Mortgage-backed and asset-backed securities	76,170	72,804	72,804
Redeemable preferred stock	6,210	5,215	5,215
Other fixed maturity securities	20	19	19

Total fixed maturity securities	229,709	227,642	227,642

Trading securities	2,249	2,384	2,384

Equity securities:
Non-redeemable preferred stock	1,650	1,463	1,463
Common stock:
Public utilities	60	68	68
Industrial, miscellaneous and all other	1,473	1,548	1,548
Banks, trust and insurance companies	4	5	5

Total equity securities	3,187	3,084	3,084

Mortgage loans:
Held-for-investment	48,181		48,181
Held-for-sale	2,728		2,728

Mortgage loans, net	50,909		50,909

Policy loans	10,061		10,061
Real estate and real estate joint ventures	6,769		6,769
Real estate acquired in satisfaction of debt	127		127
Other limited partnership interests	5,508		5,508
Short-term investments	8,374		8,374
Other invested assets	12,709		12,709

Total investments	$329,602		$327,567

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity and equity securities. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant
December 31, 2009 and 2008
(In millions, except share and per share data)

	2009	2008

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,173 and $1,504, respectively)	$3,187	$1,391
Equity securities available-for-sale, at estimated fair value (cost: $20 and $20, respectively)	17	8
Short-term investments	303	1,073
Other invested assets	37	39

Total investments	3,544	2,511
Cash and cash equivalents	679	678
Accrued investment income	36	29
Investment in subsidiaries	42,997	33,203
Loans to subsidiaries	1,575	1,200
Receivables from subsidiaries	11	1
Other assets	991	974

Total assets	$49,833	$38,596

Liabilities and Stockholders’ Equity
Liabilities:
Payables for collateral under securities loaned and other transactions	$427	$343
Short-term debt	—	300
Long-term debt — unaffiliated	10,458	7,660
Long-term debt — affiliated	500	500
Collateral financing arrangements	2,797	2,692
Junior subordinated debt securities	1,748	2,315
Other liabilities	782	1,052

Total liabilities	$16,712	$14,862

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,359,818 and 798,016,664 shares issued at December 31, 2009 and 2008, respectively; 818,833,810 and 793,629,070 shares outstanding at December 31, 2009 and 2008, respectively	8	8
Additional paid-in capital	16,859	15,811
Retained earnings	19,501	22,403
Treasury stock, at cost; 3,526,008 and 4,387,594 shares at December 31, 2009 and 2008, respectively	(190)	(236)
Accumulated other comprehensive loss	(3,058)	(14,253)

Total stockholders’ equity	33,121	23,734

Total liabilities and stockholders’ equity	$49,833	$38,596

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)

	2009	2008	2007

Condensed Statements of Operations
Equity in earnings of subsidiaries	$(1,811)	$3,666	$4,632
Net investment income	153	167	274
Other income	155	149	84
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(23)	(12)	(9)
Other net investment gains (losses), net	114	(260)	(32)

Total net investment gains (losses)	91	(272)	(41)
Interest expense	(776)	(736)	(733)
Other expenses	(202)	(89)	(62)

Income (loss) before provision for income tax	(2,390)	2,885	4,154
Provision for income tax benefit	(144)	(324)	(163)

Net income (loss)	(2,246)	3,209	4,317
Less: Preferred stock dividends	122	125	137

Net income (loss) available to common shareholders	$(2,368)	$3,084	$4,180

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)

	2009	2008	2007
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$(2,246)	$3,209	$4,317
Earnings of subsidiaries	1,811	(3,666)	(4,632)
Dividends from subsidiaries	515	1,148	1,254
Other, net	(458)	509	248

Net cash (used in) provided by operating activities	(378)	1,200	1,187

Cash flows from investing activities
Sales of fixed maturity securities	1,005	3,970	5,203
Purchases of fixed maturity securities	(3,002)	(2,983)	(4,586)
Sales of equity securities	—	—	13
Purchases of equity securities	(3)	(1)	(32)
Net change in short-term investments	772	(1,073)	—
Purchase of businesses	—	(202)	—
Sale of businesses	130	—	—
Expense paid on behalf of subsidiaries	(69)	—	—
Capital contributions to subsidiaries	(876)	(1,284)	(422)
Returns of capital from subsidiaries	—	—	526
Repayments of loans to subsidiaries	—	400	800
Issuance of loans to subsidiaries	(75)	—	(700)
Disposal of subsidiary	(19)	(43)	—
Other, net	(71)	57	(60)

Net cash (used in) provided by investing activities	(2,208)	(1,159)	742

Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	84	(471)	(282)
Net change in short-term debt	(300)	(10)	(306)
Long-term debt issued	1,647	—	—
Cash received in connection with collateral financing arrangements	775	—	—
Cash paid in connection with collateral financing arrangements	(400)	(800)	—
Junior subordinated debt securities issued	500	—	—
Debt issuance costs	(30)	(8)	(7)
Common stock issued, net of issuance costs	—	290	—
Common stock issued to settle stock forward contracts	1,035	—	—
Stock options exercised	8	45	110
Treasury stock acquired in connection with share repurchase agreements	—	(1,250)	(1,705)
Treasury stock issued in connection with common stock issuance, net of issuance costs	—	1,936	—
Treasury stock issued to settle stock forward contracts	—	1,035	—
Dividends on preferred stock	(122)	(125)	(137)
Dividends on common stock	(610)	(592)	(541)

Net cash provided by (used in) financing activities	2,587	50	(2,868)

Change in cash and cash equivalents	1	91	(939)
Cash and cash equivalents, beginning of year	678	587	1,526

Cash and cash equivalents, end of year	$679	$678	$587

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$704	$696	$711

Income tax	$104	$(249)	$(241)

Non-cash transactions during the year:
Disposal of subsidiary:
Investment in subsidiary disposed	$—	$1,716	$—
Transaction costs, including cash paid of $19, $43 and $0, respectively	2	60	—
Treasury stock received in common stock exchange	—	(1,318)	—

Loss on disposal of subsidiary	$2	$458	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$32	$—

Long-term debt issued	$1,035	$1,035	$—

Junior subordinated debt securities redeemed	$1,067	$1,067	$—

Contribution of goodwill to subsidiaries	$—	$22	$—

Contribution of other intangible assets to subsidiaries, net of deferred income tax	$—	$97	$—

Issuance of collateral financing arrangements	$105	$310	$2,382

Capital contribution to subsidiary	$105	$310	$2,382

Allocation of interest expense to subsidiary	$44	$107	$84

Allocation of interest income to subsidiary	$56	$110	$72

Issuance of loan to subsidiary via transfer of fixed maturity securities	$300	$—	$—

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant

1.	Basis of Presentation

The condensed financial information of MetLife, Inc. (the “Holding Company” or the “Registrant”) should be read in conjunction with the Consolidated Financial Statements of MetLife, Inc. and subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Holding Company. Investments in subsidiaries are accounted for using the equity method of accounting.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) except as stated previously which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

2.	Loans to Subsidiaries

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

	Interest	Maturity	December 31,
Subsidiaries	Rate	Date	2009	2008
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$—	$700
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	775	—
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	300	—
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,575	$1,200

On December 31, 2009, the $700 million surplus note issued to the Holding Company by Metropolitan Life Insurance Company (“MLIC”) was renewed and increased to $775 million, extending the maturity to December 31, 2011 with an interest rate of 6-month LIBOR + 1.80%.

On December 28, 2009, MLIC issued a surplus note to the Holding Company for $300 million maturing in 2011 with an interest rate of 6-month LIBOR + 1.80%. This transaction was settled by the transfer of securities to MLIC.

In June 2008, MetLife Investors USA Insurance Company repaid the $400 million surplus note with an interest rate of 7.35% to the Holding Company.

In December 2007, MLIC repaid an $800 million surplus note with an interest rate of 5.00% to the Holding Company and then issued to the Holding Company a $700 million surplus note with an interest rate of 3-month LIBOR plus 1.15%.

Interest income earned on loans to subsidiaries of $50 million, $81 million and $105 million for the years ended December 31, 2009, 2008 and 2007, respectively, is included within net investment income.

Payments of interest and principal on surplus notes, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

3.	Long-term and Short-term Debt

Long-term Debt

Long-term debt outstanding is as follows:

	Interest Rates			December 31,
	Range	Weighted Average	Maturity	2009	2008
				(In millions)

Senior notes — unaffiliated	0.57%-7.72%	5.94%	2011-2035	$10,458	$7,660
Affiliated debt	0.99%	1.57%	2015-2016	500	500

Total				$10,958	$8,160

There are no maturities of long-term debt in 2010. Aggregate maturities of long-term debt for the subsequent four years are $750 million in 2011, $797 million in 2012, $498 million in 2013, $351 million in 2014 and $8,562 million thereafter.

Short-term Debt

Short-term debt with maturities less than one year is as follows:

	December 31,
	2009	2008
	(In millions)

Commercial paper	$—	$300
Average daily balance	$5	$352
Average days outstanding	6 days	26 days

During the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate on short-term debt was 1.25%, 2.5% and 4.9%, respectively.

Interest Expense

Interest expense is comprised of the following:

	December 31,
	2009	2008	2007
	(In millions)

Short-term debt	$—	$10	$33
Long-term debt — unaffiliated	589	412	401
Long-term debt — affiliated	16	28	30
Collateral financing arrangements	59	121	84
Junior subordinated debt securities	112	164	183
Stock purchase contracts	—	1	2

Total interest expense	$776	$736	$733

4.	Support Agreements

The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

In December 2009, the Holding Company, in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. The details of this transaction are disclosed in Note 11 of the Notes to the Consolidated Financial Statements.

In October 2007, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. The details of this transaction are disclosed in Note 11 of the Notes to the Consolidated Financial Statements.

In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. This collateral financing arrangement is more fully described in Note 12 of the Notes to the Consolidated Financial Statements.

In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. This collateral financing arrangement is more fully described in Note 12 of the Notes to the Consolidated Financial Statements.

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

The Holding Company has a net worth maintenance agreement with Mitsui Sumitomo MetLife Insurance Company Limited (“MSMIC”), an investment in Japan of which the Holding Company owns 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSMIC to have the amount of capital and surplus necessary for MSMIC to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSMIC as may be necessary to ensure that MSMIC has sufficient cash or other liquid assets to meet its payment obligations as they fall due.

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

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2009, 2008 and 2007
(In millions)

		Future Policy
		Benefits, Other
	DAC	Policyholder Funds	Policyholder	Policyholder
	and	and Policyholder	Account	Dividends	Unearned
Segment	VOBA	Dividend Obligation	Balances	Payable	Revenue (1)

2009
U.S. Business:
Insurance Products	$10,103	$76,959	$28,118	$761	$1,123
Retirement Products	6,023	4,081	46,821	—	79
Corporate Benefit Funding	75	41,830	55,556	—	62
Auto & Home	181	3,156	—	—	—

Total U.S. Business	16,382	126,026	130,495	761	1,264
International	2,870	12,467	8,128	—	805
Banking, Corporate & Other	4	5,832	50	—	—

Total	$19,256	$144,325	$138,673	$761	$2,069

2008
U.S. Business:
Insurance Products	$11,555	$74,528	$26,510	$1,023	$1,213
Retirement Products	5,888	3,743	44,282	—	54
Corporate Benefit Funding	75	40,931	66,409	—	73
Auto & Home	183	3,126	—	—	—

Total U.S. Business	17,701	122,328	137,201	1,023	1,340
International	2,436	10,468	5,654	—	583
Banking, Corporate & Other	7	5,521	66	—	—

Total	$20,144	$138,317	$142,921	$1,023	$1,923

2007
U.S. Business:
Insurance Products	$9,327	$73,396	$26,192	$991	$1,200
Retirement Products	5,549	3,132	37,784	—	38
Corporate Benefit Funding	85	38,679	56,874	—	56
Auto & Home	193	3,324	—	—	—

Total U.S. Business	15,154	118,531	120,850	991	1,294
International	2,648	11,121	4,961	—	544
Banking, Corporate & Other	8	4,991	(3)	—	—

Total	$17,810	$134,643	$125,808	$991	$1,838

(1)	Amounts are included within the future policy benefits, other policyholder funds and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2009, 2008 and 2007
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2009
U.S. Business:
Insurance Products	$19,422	$5,540	$18,431	$753	$4,981	$5,936
Retirement Products	2,335	2,642	3,085	(315)	1,338	—
Corporate Benefit Funding	2,737	4,953	6,495	15	472	—
Auto & Home	2,902	180	1,930	436	331	2,898

Total U.S. Business	27,396	13,315	29,941	889	7,122	8,834
International	4,248	1,024	3,240	415	1,213	645
Banking, Corporate & Other	19	499	4	3	2,564	—

Total	$31,663	$14,838	$33,185	$1,307	$10,899	$9,479

2008
U.S. Business:
Insurance Products	$18,591	$5,786	$17,640	$687	$5,091	$5,594
Retirement Products	2,231	2,330	2,029	1,933	1,087	—
Corporate Benefit Funding	2,910	5,919	7,246	29	460	—
Auto & Home	2,971	186	1,919	454	355	2,949

Total U.S. Business	26,703	14,221	28,834	3,103	6,993	8,543
International	4,565	1,249	3,338	381	1,325	846
Banking, Corporate & Other	27	821	53	5	1,891	—

Total	$31,295	$16,291	$32,225	$3,489	$10,209	$9,389

2007
U.S. Business:
Insurance Products	$17,318	$5,998	$16,553	$578	$5,083	$4,972
Retirement Products	2,344	2,709	1,926	846	1,136	—
Corporate Benefit Funding	1,454	6,488	6,098	38	456	—
Auto & Home	2,966	196	1,807	468	365	2,982

Total U.S. Business	24,082	15,391	26,384	1,930	7,040	7,954
International	4,091	1,247	2,814	309	1,467	669
Banking, Corporate & Other	35	1,419	46	11	1,371	—

Total	$28,208	$18,057	$29,244	$2,250	$9,878	$8,623

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.

Schedule IV
Consolidated Reinsurance
December 31, 2009, 2008 and 2007
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2009
Life insurance in-force	$3,800,380	$715,405	$740,196	$3,825,171	19.4%

Insurance premium
Life insurance	$17,594	$1,816	$1,223	$17,001	7.2%
Accident and health	6,897	430	79	6,546	1.2%
Property and casualty insurance	2,981	79	11	2,913	0.4%

Total insurance premium	$27,472	$2,325	$1,313	$26,460	5.0%

2008
Life insurance in-force	$3,697,999	$715,741	$684,281	$3,666,539	18.7%

Insurance premium
Life insurance	$17,252	$2,066	$1,224	$16,410	7.5%
Accident and health	6,741	444	226	6,523	3.5%
Property and casualty insurance	3,065	100	16	2,981	0.5%

Total insurance premium	$27,058	$2,610	$1,466	$25,914	5.7%

2007
Life insurance in-force	$3,368,637	$566,998	$489,340	$3,290,979	14.9%

Insurance premium
Life insurance	$15,184	$1,819	$965	$14,330	6.7%
Accident and health	5,900	436	201	5,665	3.5%
Property and casualty insurance	3,065	116	26	2,975	0.9%

Total insurance premium	$24,149	$2,371	$1,192	$22,970	5.2%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2009 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2009. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding changes in the Company’s method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 26, 2010

Item 9B.	Other Information

On February 23, 2010 the Compensation Committee of the Board of Directors of MetLife, Inc. approved payment of annual incentive compensation awards, including awards in the following amounts to the following executive officers (the “Officers”):

Name	Amount

C. Robert Henrikson	$3,500,000
William J. Wheeler	$1,300,000
William J. Toppeta	$900,000
Steven A. Kandarian	$1,100,000

The Committee exercised its judgment in approving these awards taking into account the Company’s overall business and financial performance, as well as business unit and individual Officer performance for 2009. Under the leadership of Mr. Henrikson and the Holding Company’s Executive Group, including the Officers, the Company achieved in 2009 operating earnings available to common shareholders of $2.4 billion, operating earnings available to common shareholders per diluted share of $2.87, operating return on common equity of 6.7% and December 31, 2009 book value per diluted common share, excluding accumulated other comprehensive income (loss), of $41.50. The Company’s premiums, fee and other revenues increased to $34.0 billion from $32.9 billion in 2008. The Company achieved strong results on the Federal Reserve’s Supervisory Capital Assessment of the 19 largest financial holding companies (the “stress test”), and was the only one of the 19 companies that did not participate in the Troubled Asset Relief Program.

The Committee also considered certain non-financial achievements in making these awards. The Company held or gained market share in U.S. Business, grew International’s premiums, fees and other revenues, maintained risk management and product pricing discipline, and exceeded 2009 targets in the Operational Excellence initiative resulting in significant annual expense savings and improvements in overall business processes.

The Committee recognized the fact that these results were achieved in a difficult economic climate. It also considered each Officer’s performance in light of the Officer’s particular goals in determining the Officer’s annual incentive award. The factors considered for each Officer will be described in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to four of the Holding Company’s most highly-compensated executives, but exempts certain “performance-based” compensation from those limits. Earlier in 2009, the Committee established limits for awards under the MetLife Annual Variable Incentive Plan (“AVIP”) to the Holding Company’s Executive Group members. These limits were established for the tax purpose of qualifying AVIP awards for 2009 under Section 162(m), and were based on the Company’s net income for 2009. Since the Company had negative net income, the Committee was precluded from making deductible AVIP awards to four of the Holding Company’s most highly-compensated executives. The annual incentive awards the Committee approved were not made under AVIP and will not be deductible with respect to these executives. The estimated value of the lost deduction is approximately $2 million.

In making these awards, the Committee took into account all of the above factors as well as the fact that the Company would have derived positive net income but for a net investment loss of $3.2 billion that was related largely to derivative positions the Company held as part of its overall risk management and asset-liability management strategies. The risk management derivatives are part of the Company’s risk-mitigation strategy to hedge interest rate, equity, currency, and credit risks. If the Company had not used the risk management derivatives, management believes the Company may have been exposed to excessive risks and may not have been managing its risks in a prudent manner. Accordingly, the Committee concluded that these net losses were significantly related to prudent risk management.

Benefit plans in which the Officers participate will be amended effective February 22, 2010 so that the 2009 annual incentive compensation awards will be included as part of the compensation used to determine benefits on the same basis as AVIP awards.

Each of the Officers’ benefits under the MetLife Auxiliary Pension Plan (the “Auxiliary Pension Plan”) will be determined based on a definition of compensation that includes the 2009 annual incentive compensation awards. As a result of the amendments, Mr. Wheeler’s and Mr. Kandarian’s pension benefits will reflect a company contribution equal to 10% of their 2009 annual incentive compensation awards to their respective personal retirement accounts. The amendments will increase the annual present value of Mr. Henrikson’s traditional formula pension benefit that will be accrued through 2010 (by approximately $180,000) because the 2009 annual incentive compensation award is included in the calculation of his traditional formula benefit. Each of the Officers will also receive a company contribution equal to 4% of their 2009 annual incentive compensation awards in the Metropolitan Life Auxiliary Savings and Investment Plan, a nonqualified defined contribution plan.

Each Officer will receive disability benefits coverage from March 15, 2010 through March 15, 2011, taking into account the value of the 2009 annual incentive compensation awards as part of the income that would be replaced should the Officer qualify for benefits. In addition, Mr. Henrikson and Mr. Toppeta will each receive survivor income benefits coverage from January 1, 2011 through March 15, 2011, taking into account the value of his 2009 annual incentive compensation award as part of the income that would be replaced as death benefits.

The above discussion includes references to our performance measures operating earnings and operating earnings available to common shareholders that are not based on GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends. Operating earnings per diluted share is determined by dividing operating earnings available to common shareholders by the number of weighted average diluted common shares outstanding. Operating return on common equity is determined by dividing operating earnings available to common shareholders by average common equity excluding accumulated other comprehensive loss. Book value per diluted common share, excluding accumulated other comprehensive loss, is determined by dividing book value less accumulated other comprehensive loss by the number of weighted average diluted common shares outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding how the Company calculates operating earnings and operating earnings available to common shareholders.

December 31, 2009
(In millions,
except share and
per share data)

Income (loss) from continuing operations, net of income tax	$(2,318)
Less: Net investment gains (losses)	(7,772)
Less: Other adjustments to continuing operations	284
Less: Provision for income tax expense (benefit)	2,683

Operating earnings	2,487
Less: Preferred stock dividends	122

Operating earnings available to common shareholders	$2,365

Weighted average common stock outstanding for basic operating earnings available to common shareholders per common share	818,462,150
Incremental common shares from assumed:
Exercise or issuance of stock-based awards	4,213,700

Weighted average common stock outstanding for diluted operating earnings available to common shareholders per common share	822,675,850

Operating earnings available to common shareholders per diluted share	$2.87

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2009 (the “2010 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Part I — Item 1. Business — Executive Officers of the Registrant” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to the Holding Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of the Holding Company’s Board of Directors, including the Chief Executive Officer, and the Employee Code of Business Conduct and Ethics (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including the Holding Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at http://www.metlife.com/about/corporate-profile/corporate-governance/corporate-conduct/index.html. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to the Holding Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on the Company’s website at the address given above.

Item 11.	Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at 2009 Fiscal-Year End,” “Option Exercises and Stock Vested in 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of the Holding Company’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement. The following table provides information, at December 31, 2009, regarding the securities authorized for issuance under the Holding Company’s equity compensation plans:

Equity Compensation Plan Information at December 31, 2009

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights (2)	Warrants and Rights (2)	in Column (a)) (2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	41,985,632	$38.51	61,820,029
Equity compensation plans not approved by security holders	None	—	None
Total	41,985,632	$38.51	61,820,029

(1)	Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”) each of which was approved by MLIC, the sole shareholder of the Holding Company at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan”) approved that the Plan, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2)	The aggregate number of shares of common stock of the Holding Company (“Shares”) reserved for issuance under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), is 68,000,000. In addition, 6,099,881 Shares that were available but had not been utilized under the 2000 Stock Plan became available for issuance under the 2005 Stock Plan at the time the 2005 Stock Plan became effective. At December 31, 2009, 6,919,058 additional Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan from the time the 2005 Stock Plan became effective were also available for issuance under the 2005 Stock Plan.

Under the 2005 Stock Plan, awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). At December 31, 2009, Stock Options, Performance Shares, Restricted Stock Units and Stock-Based Awards have been awarded under the 2005 Stock Plan.

Stock Options outstanding as December 31, 2009 are included in column (a) and are included in column (b) at their weighted average exercise price.

Under the award agreements that apply to the Performance Share awards made as of December 31, 2009, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Holding Company with respect to: (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Fortune 500® companies in the Standard & Poor’s Insurance Index, with regard to the performance period. With respect to Performance Share awards made in 2009, no Performance Shares will be payable unless the Holding Company generates positive net income for either the third year of the performance period or for the performance period as a whole. In addition, with respect to Performance Share awards made in 2009, the performance factor will be multiplied by 0.75 if the Holding Company’s total shareholder return with regard to the performance period is zero percent or less. Performance Shares that were unvested on December 31, 2009, or that vested by December 31, 2009 but whose performance factor has not yet been determined and has not yet become payable, are included in column (a) assuming the maximum performance factor, but are not included in determining the weighted average in column (b) because they have no exercise price.

Under the award agreements that apply to the Restricted Stock Unit awards, Shares equal to the number of Restricted Stock Units awarded are normally payable to eligible award recipients on the third or later anniversary of the date the Restricted Stock Units were granted. Restricted Stock Units that were unvested by December 31, 2009 are included in column (a), but are not included in determining the weighted average in column (b) because they have no exercise price.

Shares that had become payable from any awards but had been deferred and remained unpaid as of December 31, 2009 are included in column (a), but are not included in determining the weighted average in column (b) because they have no exercise price.

Each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights (including Shares payable on account of Performance Shares, Restricted Stock Units, and Stock-Based Awards) reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.179 Shares. Accordingly, outstanding Performance Shares are reflected as reducing the number of Shares remaining for issuance by a factor of 1.179. Each Share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.0. Accordingly, outstanding Stock Options are reflected as reducing the number of Shares remaining for issuance by a factor of 1.0.

Share awards to Directors were made under a separate Share award authorization under the 2000 Directors Stock Plan. Those awards have not reduced the number of Shares remaining available for issuance as of December 31, 2009. Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). Stock-Based awards have been made under the 2005 Directors Stock Plan. The number of Shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

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

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Responsibilities, Independence and Composition of the Board of Directors” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal Two — Ratification of Appointment of the Independent Auditor” in the 2010 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 173.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 173.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name:     C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 26, 2010

/s/ Eduardo Castro-Wright Eduardo Castro-Wright	Director	February 26, 2010

/s/ Burton A. Dole, Jr. Burton A. Dole, Jr.	Director	February 26, 2010

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 26, 2010

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 26, 2010

/s/ John M. Keane John M. Keane	Director	February 26, 2010

/s/ Alfred F. Kelly, Jr. Alfred F. Kelly, Jr.	Director	February 26, 2010

/s/ James M. Kilts James M. Kilts	Director	February 26, 2010

/s/ Catherine R. Kinney Catherine R. Kinney	Director	February 26, 2010

/s/ Hugh B. Price Hugh B. Price	Director	February 26, 2010

Signature	Title	Date

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 26, 2010

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 26, 2010

/s/ William C. Steere, Jr. William C. Steere, Jr.	Director	February 26, 2010

/s/ Lulu C. Wang Lulu C. Wang	Director	February 26, 2010

/s/ C. Robert Henrikson C. Robert Henrikson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ William J. Wheeler William J. Wheeler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

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

Exhibit
No.		Description

2.1		Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”)).
2.2		Amendment to Plan of Reorganization dated as of March 9, 2000 (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).
2.3		Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005.
3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
3.5		MetLife, Inc. Amended and Restated By-Laws effective January 26, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 29, 2010).
4	.1(a)	Indenture dated as of November 9, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to Senior Debt Securities (Incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report).
4	.1(b)	Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Included in Exhibit 4.1(a) incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report, except for the name of the trustee).
4.2		Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.125% Senior Notes due December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).

Exhibit
No.	Description

4.3	Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.375% Senior Notes due December 15, 2012 (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”)).
4.4	Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.50% Senior Notes due December 15, 2032 (Incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.5	Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.875% Senior Notes due November 21, 2033 (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”)).
4.6	Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.00% Senior Notes due November 24, 2013 (Incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).
4.7	Seventh Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014.
4.8	Eighth Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034.
4.9	Ninth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014.
4.10	Tenth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034.
4.11	Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.375% Senior Notes due December 9, 2024.
4.12	Twelfth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.00% Senior Notes due June 15, 2015 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2005 (the “June 23, 2005 Form 8-K”)).
4.13	Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.70% Senior Notes due June 15, 2035 (Incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K).
4.14	Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.25% Senior Notes due June 29, 2020 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 29, 2005 (the “June 29, 2005 Form 8-K”)).
4.15	Fifteenth Supplemental Indenture, dated May 29, 2009, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 6.75% Senior Notes due June 1, 2016 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009 (the “May 2009 Form 8-K”)).

Exhibit
No.		Description

4.16		Form of 6.125% Senior Note due December 1, 2011 (Included in Exhibit 4.2 incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).
4.17		Form of 5.375% Senior Note due December 15, 2012 (Included in Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the 2007 Annual Report).
4.18		Form of 6.50% Senior Note due December 15, 2032 (Included in Exhibit 4.4 incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.19		Form of 5.875% Senior Note due November 21, 2033 (Included in Exhibit 4.5 incorporated by reference to Exhibit 4.5 to the 2008 Annual Report).
4.20		Form of 5.00% Senior Note due November 24, 2013 (Included in Exhibit 4.6 incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).
4.21		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.7).
4.22		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.8).
4.23		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.9).
4.24		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.10).
4.25		Form of 5.375% Senior Note due December 9, 2024 (Included in Exhibit 4.11).
4.26		Form of 5.00% Senior Note due June 15, 2015 (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the June 23, 2005 Form 8-K).
4.27		Form of 5.70% Senior Note due June 15, 2035 (Included in Exhibit 4.13 incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K).
4.28		Form of 5.25% Senior Note due June 29, 2020 (Included in Exhibit 4.14 incorporated by reference to Exhibit 4.1 to the June 29, 2005 Form 8-K).
4.29		Form of 6.75% Senior Note due June 1, 2016 (Included in Exhibit 4.15 incorporated by reference to Exhibit 4.1 to the May 2009 Form 8-K).
4	.30(a)	Indenture dated as of June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to Subordinated Debt Securities (the “Subordinated Indenture”) (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Current Report on Form 8-K dated June 22, 2005 (the “June 22, 2005 Form 8-K”)).
4	.30(b)	Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.30(a), except for the name of the trustee).
4.31		First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.6 to the June 22, 2005 Form 8-K).
4.32		Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.8 to the June 22, 2005 Form 8-K).
4.33		Third Supplemental Indenture dated as of December 21, 2006 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association) (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 22, 2006 (the “December 2006 Form 8-K”)).
4.34		Sixth Supplemental Indenture dated as of August 7, 2008 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008).

Exhibit
No.	Description

4.35	Seventh Supplemental Indenture dated February 6, 2009 for the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).
4.36	Eighth Supplemental Indenture dated July 8, 2009 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009 (the “July 2009 Form 8-K”)).
4.37	Form of Series A Debenture (Incorporated by reference to Exhibit 4.7 to the June 22, 2005 Form 8-K).
4.38	Form of Series B Debenture (Incorporated by reference to Exhibit 4.9 to the June 22, 2005 Form 8-K).
4.39	Form of junior subordinated debenture (Included in Exhibit 4.33 incorporated by reference to Exhibit 4.1 to the December 2006 Form 8-K).
4.40	Form of security certificate representing MetLife, Inc.’s 6.817% Senior Debt Securities, Series A, due 2018 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008).
4.41	Form of security certificate representing MetLife, Inc.’s 7.717% Senior Debt Securities, Series B, due 2019 (Incorporated by reference to Exhibit 4.1 to MetLife Inc.’s Current Report on Form 8-K dated February 18, 2009).
4.42	Form of security certificate representing MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (Included in Exhibit 4.36 incorporated by reference to Exhibit 4.1 to the July 2009 Form 8-K).
4.43	Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.7 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02) (the “2001 S-3 Registration Statement”)).
4.44	Certificate of Amendment to Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s., MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-112073, 333-112073-01 and 333-112073-02) (the “2004 S-3 Registration Statement”)).
4.45	Certificate of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s, MetLife Capital Trust V’s, MetLife Capital Trust VI’s, MetLife Capital Trust VII’s, MetLife Capital Trust VIII’s and MetLife Capital Trust IX’s Registration Statement on Form S-3 (Nos. 333-147180, 333-147180-01, 333-147180-02, 333-147180-03, 333-147180-04 and 333-147180-05) (the “2007 S-3 Registration Statement”)).
4.46	Certificate of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.4 to the 2007 S-3 Registration Statement).
4.47	Certificate of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.5 to the 2007 S-3 Registration Statement).
4.48	Certificate of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.6 to the 2007 S-3 Registration Statement).
4.49	Certificate of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.7 to the 2007 S-3 Registration Statement).
4.50	Amended and Restated Declaration of Trust of MetLife Capital Trust III dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.17 to the June 22, 2005 Form 8-K).
4.51	Declaration of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.8 to the 2007 S-3 Registration Statement).

Exhibit
No.	Description

4.52	Declaration of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.9 to the 2007 S-3 Registration Statement).
4.53	Declaration of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.10 to the 2007 S-3 Registration Statement).
4.54	Declaration of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.11 to the 2007 S-3 Registration Statement).
4.55	Declaration of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.12 to the 2007 S-3 Registration Statement).
4.56	Form of Amended and Restated Declaration of Trust (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.57	Form of Trust Preferred Security Certificate (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Included in Exhibit 4.56 incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.58	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust III (Incorporated by reference to Exhibit 4.19 to the June 22, 2005 Form 8-K).
4.59	Form of Trust Preferred Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.15 to the 2007 S-3 Registration Statement).
4.60	Form of Common Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.16 to the 2007 S-3 Registration Statement).
4.61	Removal and Appointment of Trustees of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.10 to the 2004 S-3 Registration Statement).
4.62	Form of Certificate for Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.63	Rights Agreement dated as of April 4, 2000 between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.64	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (See Exhibit 3.2 above).
4.65	Form of Right Certificate (Included as Exhibit B of Exhibit 4.63 incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.66	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.21 to the 2007 S-3 Registration Statement)**.
4.67	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**.
4.68	Form of Depositary Receipt (Included in Exhibit 4.67 incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**.
4.69	Form of Purchase Contract Agreement (Incorporated by reference to Exhibit 4.24 to the 2007 S-3 Registration Statement)**.
4.70	Form of Pledge Agreement (Incorporated by reference to Exhibit 4.25 to the 2007 S-3 Registration Statement)**.

Exhibit
No.	Description

4.71	Form of Unit Agreement (Incorporated by reference to Exhibit 4.26 to the 2007 S-3 Registration Statement)**.
4.72	Stock Purchase Contract Agreement dated June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.1 to the June 22, 2005 Form 8-K).
4.73	Form of Normal Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.2 to the June 22, 2005 Form 8-K).
4.74	Form of Stripped Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.3 to the June 22, 2005 Form 8-K).
4.75	Pledge Agreement dated as of June 21, 2005 among MetLife, Inc., JP Morgan Chase Bank, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Collateral Agent, Custodial Agent and Securities Intermediary, and J.P Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.4 to the June 22, 2005 Form 8-K).
4.76	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (See Exhibit 3.3 above).
4.77	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference of Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.78	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (See Exhibit 3.4 above).
4.79	Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.80	Replacement Capital Covenant, dated as of December 21, 2006 (Incorporated by reference to Exhibit 4.2 to the December 2006 Form 8-K).
4.81	Replacement Capital Covenant, dated as of December 12, 2007 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 12, 2007).
4.82	Replacement Capital Covenant, dated as of April 8, 2008 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008).
4.83	Replacement Capital Covenant, dated as of December 30, 2008 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 30, 2008 (the “December 2008 Form 8-K”)).
4.84	Replacement Capital Covenant, dated as of July 8, 2009 (Incorporated by reference to Exhibit 4.2 to the July 2009 Form 8-K).
10.1	MetLife Executive Severance Plan (effective as of December 17, 2007) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007)*.
10.2	MetLife Executive Severance Plan (as amended and restated effective June 14, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 21, 2009 (the “December 2009 Form 8-K”))*.
10.3	Separation Agreement, Waiver and General Release dated as of February 27, 2009 between Ruth A. Fattori and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.
10.4	Separation Agreement, Waiver and General Release dated August 17, 2009 between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).*

Exhibit
No.	Description

10.5	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)*.
10.6	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002 (Incorporated by reference to Exhibit 10.13 to the 2007 Annual Report)*.
10.7	Form of Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the 2008 Annual Report)*.
10.8	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.3 to the December 2009 Form 8-K)*.
10.9	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)*.
10.10	MetLife, Inc. 2000 Directors Stock Plan, as amended effective February 8, 2002 (Incorporated by reference to Exhibit 10.17 to the 2007 Annual Report)*.
10.11	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan (Incorporated by reference to Exhibit 10.7 to the 2008 Annual Report)*.
10.12	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”)*.
10.13	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005*.
10.14	Form of Management Stock Option Agreement under the 2005 SIC Plan*.
10.15	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 2007 10-Q”))*.
10.16	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2007 10-Q)*.
10.17	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.19 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*.
10.18	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated January 10, 2006 (the “January 10, 2006 Form 8-K”))*.
10.19	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.4 to the January 10, 2006 Form 8-K)*.
10.20	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.6 to the First Quarter 2007 10-Q)*.
10.21	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.3 to the First Quarter 2007 10-Q)*.
10.22	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007 (the “December 13, 2007 Form 8-K”))*.
10.23	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.29 to the 2007 Annual Report)*.
10.24	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.4 to the December 2009 Form 8-K)*.
10.25	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009)*.

Exhibit
No.	Description

10.26	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009)*.
10.27	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.2 to the December 2009 Form 8-K)*.
10.28	Clarification of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Current Report on Form 8-K dated December 19, 2005 (the “December 2005 Form 8-K”))*.
10.29	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.1 to the January 10, 2006 Form 8-K))*.
10.30	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.3 to the January 10, 2006 Form 8-K)*.
10.31	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*.
10.32	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.5 to the First Quarter 2007 10-Q)*.
10.33	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.2 to the First Quarter 2007 10-Q)*.
10.34	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.4 to the December 13, 2007 Form 8-K)*.
10.35	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.3 to the December 13, 2007 Form 8-K)*.
10.36	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009)*.
10.37	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).
10.38	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 3.2 to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.39	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007).
10.40	Amended and Restated $2,850,000 Five-Year Credit Agreement, dated as of June 20, 2007 and amended and restated as of December 23, 2008, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the December 2008 Form 8-K).
10.41	MetLife Annual Variable Incentive Plan (“AVIP”)*.
10.42	Amendment Number One to the AVIP (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K)*.
10.43	Resolutions of the MetLife, Inc. Board of Directors (adopted December 11, 2007) regarding the selection of performance measures for 2008 awards under the AVIP (Incorporated by reference to Exhibit 10.54 to the 2007 Annual Report)*.
10.44	Resolutions of the MetLife, Inc. Board of Directors (adopted January 27, 2009) regarding the selection of performance measures for 2009 awards under the AVIP (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

Exhibit
No.	Description

10.45	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008) (Incorporated by reference to Exhibit 10.57 to the 2007 Annual Report)*.
10.46	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008)*.
10.47	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by reference to Exhibit 10.41 to the 2008 Annual Report)*.
10.48	Amendment Number One to the MetLife Deferred Compensation Plan for Officers, dated May 4, 2005 (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*.
10.49	Amendment Number Two to The MetLife Deferred Compensation Plan for Officers, effective December 14, 2005 (Incorporated by reference to Exhibit 10.7 to the December 2005 Form 8-K)*.
10.50	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*.
10.51	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”))*.
10.52	Amendment Number One to The MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.63 to the 2007 Annual Report)*.
10.53	Amendment Number Two to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008) (Incorporated by reference to Exhibit 10.47 to the 2008 Annual Report)*.
10.54	Amendment Number Three to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010)*.
10.55	Amendment Number Four to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009)*.
10.56	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003) (Incorporated by reference to Exhibit 10.48 to the 2008 Annual Report)*.
10.57	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*.
10.58	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2006 10-Q)*.
10.59	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*.
10.60	MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.68 to the 2007 Annual Report)*.
10.61	The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated effective January 1, 2005) (Incorporated by reference to Exhibit 10.53 to the 2008 Annual Report)*.
10.62	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008)*.
10.63	MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”))*.

Exhibit
No.	Description

10.64	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*.
10.65	MetLife Auxiliary Pension Plan dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 28, 2007)*.
10.66	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated October 24, 2008 (effective October 1, 2008) (Incorporated by reference to Exhibit 10.58 to the 2008 Annual Report)*.
10.67	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated December 12, 2008 (effective December 31, 2008) (Incorporated by reference to Exhibit 10.59 to the 2008 Annual Report)*.
10.68	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009)*.
10.69	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) (effective January 1, 2010) (Incorporated by reference to Exhibit 10.5 to the December 2009 Form 8-K)*.
10.70	MetLife Plan for Transition Assistance for Officers, dated January 7, 2000, as amended (the “MPTA”)*.
10.71	Amendment Number Ten to the MPTA, dated January 26, 2005* (Incorporated by reference to Exhibit 10.55 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))*.
10.72	Amendment Number Eleven to the MPTA, dated February 28, 2006 (Incorporated by reference to Exhibit 10.56 to the 2005 Annual Report)*.
10.73	Amendment Number Twelve to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 10-Q)*.
10.74	Amendment Number Thirteen to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 10-Q)*.
10.75	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*.
10.76	Amendment Number Fifteen to the MPTA, dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.
10.77	Amendment Number Sixteen to the MPTA, dated December 12, 2007 (Incorporated by reference to Exhibit 10.81 to the 2007 Annual Report)*.
10.78	Amendment Number Seventeen to the MPTA, dated June 3, 2008 (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*.
10.79	Amendment Number Eighteen to the MPTA, dated August 13, 2008 (Incorporated by reference to Exhibit 10.69 to the 2008 Annual Report)*.
10.80	Amendment Number Nineteen to the MPTA, dated December 8, 2008 (Incorporated by reference to Exhibit 10.70 to the 2008 Annual Report)*.
10.81	Amendment Number Twenty to the MPTA, dated December 16, 2008 (Incorporated by reference to Exhibit 10.71 to the 2008 Annual Report)*.
10.82	Amendment Number Twenty-One to the MPTA, dated December 18, 2008 (Incorporated by reference to Exhibit 10.72 to the 2008 Annual Report)*.
10.83	Amendment Number Twenty-Two to the MPTA, dated December 21, 2009*.

Exhibit
No.	Description

10.84	MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010)*.
10.85	One Madison Avenue Purchase and Sale Agreement, dated as of March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial, Inc., collectively, as Purchaser (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 4, 2005 (the “April 4, 2005 Form 8-K”)).
10.86	MetLife Building, 200 Park Avenue, New York, NY Purchase and Sale Agreement, dated as of April 1, 2005, between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development, L.L.C., as Purchaser (Incorporated by reference to Exhibit 10.2 to the April 4, 2005 Form 8-K).
10.87	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2006 10-Q).
10.88	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2006 10-Q).
10.89	International Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2005 (the “July 8, 2005 Form 8-K”)).
10.90	Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to the July 8, 2005 Form 8-K).
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates management contracts or compensatory plans or arrangements.

**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.