Form 10-Q
period 2010-03-31
METLIFE INC
filed 2010-05-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

At April 30, 2010, 820,152,497 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at March 31, 2010 (Unaudited) and December 31, 2009 and for the Three Months Ended March 31, 2010 and 2009 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	105
Item 3. Quantitative and Qualitative Disclosures About Market Risk	161
Item 4. Controls and Procedures	169
Part II — Other Information	169
Item 1. Legal Proceedings	169
Item 1A. Risk Factors	171
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	178
Item 6. Exhibits	179
Signatures	180
Exhibit Index	E-1
EX-10.1
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

As used in this Form 10-Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”).

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) exposure to financial and capital market risk; (v) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (vi) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vii) investment losses and defaults, and changes to investment valuations; (viii) impairments of goodwill and realized losses or market value impairments to illiquid assets; (ix) defaults on the Company’s mortgage loans; (x) the impairment of other financial institutions; (xi) MetLife’s ability to identify any future acquisitions and consummate such acquisitions, including the acquisition of American Life Insurance Company (“Alico”), and to successfully integrate acquired businesses with minimal disruption; (xii) economic, political, currency and other risks relating to the Company’s international operations; (xiii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xiv) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefits (which may be affected by fair value adjustments arising from changes in the Company’s own credit spread) on certain of the Company’s variable annuity products; (xvi) availability and effectiveness of reinsurance or indemnification arrangements; (xvii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xviii) catastrophe losses; (xix) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xx) unanticipated changes in industry trends; (xxi) changes in accounting standards, practices and/or policies; (xxii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xxiii) increased expenses relating to pension and postretirement benefit plans; (xxiv) deterioration in the experience of the “closed block” established in connection with the reorganization of

MLIC; (xxv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxvi) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xxvii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxviii) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxix) the effectiveness of the Company’s programs and practices in avoiding giving its associates incentives to take excessive risks; (xxx) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC; and (xxxi) any of the foregoing factors as they relate to Alico and its operations.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
 March 31, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	March 31,	December 31,
	2010	2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $238,061 and $229,709, respectively; includes $3,144 and $3,171, respectively, relating to variable interest entities)	$239,566	$227,642
Equity securities available-for-sale, at estimated fair value (cost: $3,106 and $3,187, respectively)	3,066	3,084
Trading securities, at estimated fair value (cost: $2,978 and $2,249, respectively; includes $274 and $0, respectively, relating to variable interest entities)	3,039	2,384
Mortgage loans:
Held-for-investment, at amortized cost (net of valuation allowances of $751 and $721, respectively; includes $7,065 and $0, respectively, relating to variable interest entities)	55,433	48,181
Held-for-sale, principally at estimated fair value	2,003	2,728

Mortgage loans, net	57,436	50,909
Policy loans	10,146	10,061
Real estate and real estate joint ventures held-for-investment (includes $19 and $18, respectively, relating to variable interest entities)	6,826	6,852
Real estate held-for-sale	40	44
Other limited partnership interests (includes $226 and $236, respectively, relating to variable interest entities)	5,753	5,508
Short-term investments	8,019	8,374
Other invested assets (includes $110 and $137, respectively, relating to variable interest entities)	12,327	12,709

Total investments	346,218	327,567
Cash and cash equivalents (includes $267 and $68, respectively, relating to variable interest entities)	9,202	10,112
Accrued investment income (includes $39 and $0, respectively, relating to variable interest entities)	3,392	3,173
Premiums, reinsurance and other receivables	17,554	16,752
Deferred policy acquisition costs and value of business acquired	18,697	19,256
Current income tax recoverable	—	316
Deferred income tax assets	149	1,228
Goodwill	5,049	5,047
Other assets (includes $10 and $16, respectively, relating to variable interest entities)	6,869	6,822
Separate account assets	158,436	149,041

Total assets	$565,566	$539,314

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$137,516	$135,879
Policyholder account balances	141,734	138,673
Other policyholder funds	8,682	8,446
Policyholder dividends payable	745	761
Payables for collateral under securities loaned and other transactions	25,982	24,196
Bank deposits	10,032	10,211
Short-term debt	318	912
Long-term debt (includes $7,164 and $64, respectively, relating to variable interest entities)	20,177	13,220
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,191	3,191
Current income tax payable	66	—
Other liabilities (includes $96 and $26, respectively, relating to variable interest entities)	17,211	15,989
Separate account liabilities	158,436	149,041

Total liabilities	529,387	505,816

Contingencies, Commitments and Guarantees (Note 8)
Stockholders’ Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,586,896 and 822,359,818 shares issued at March 31, 2010 and December 31, 2009, respectively; 819,393,009 and 818,833,810 shares outstanding at March 31, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	16,871	16,859
Retained earnings	20,294	19,501
Treasury stock, at cost; 3,193,887 and 3,526,008 shares at March 31, 2010 and December 31, 2009, respectively	(172)	(190)
Accumulated other comprehensive loss	(1,191)	(3,058)

Total MetLife, Inc.’s stockholders’ equity	35,811	33,121
Noncontrolling interests	368	377

Total equity	36,179	33,498

Total liabilities and stockholders’ equity	$565,566	$539,314

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
 For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions, except per share data)

	Three Months
	Ended
	March 31,
	2010	2009

Revenues
Premiums	$6,854	$6,122
Universal life and investment-type product policy fees	1,407	1,183
Net investment income	4,344	3,261
Other revenues	513	554
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(151)	(553)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	59	—
Other net investment gains (losses), net	164	(353)

Total net investment gains (losses)	72	(906)

Total revenues	13,190	10,214

Expenses
Policyholder benefits and claims	7,537	6,582
Interest credited to policyholder account balances	1,143	1,168
Policyholder dividends	377	424
Other expenses	2,942	3,002

Total expenses	11,999	11,176

Income (loss) from continuing operations before provision for income tax	1,191	(962)
Provision for income tax expense (benefit)	358	(377)

Income (loss) from continuing operations, net of income tax	833	(585)
Income (loss) from discontinued operations, net of income tax	1	37

Net income (loss)	834	(548)
Less: Net income (loss) attributable to noncontrolling interests	(1)	(4)

Net income (loss) attributable to MetLife, Inc.	835	(544)
Less: Preferred stock dividends	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$805	$(574)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.98	$(0.76)

Diluted	$0.97	$(0.76)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.98	$(0.71)

Diluted	$0.97	$(0.71)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity
 For the Three Months Ended March 31, 2010 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Loss
						Net
						Unrealized		Foreign	Defined	Total
			Additional		Treasury	Investment	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Gains	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(12)		31	11			30		30

Balance at January 1, 2010	1	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Stock-based compensation			12		18					30		30
Dividends on preferred stock				(30)						(30)		(30)
Change in equity of noncontrolling interests											(14)	(14)
Comprehensive income (loss):
Net income (loss)				835						835	(1)	834
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						78				78		78
Unrealized investment gains (losses), net of related offsets and income tax						1,696	(29)			1,667	(1)	1,666
Foreign currency translation adjustments, net of income tax								61		61	7	68
Defined benefit plans adjustment, net of income tax									19	19		19

Other comprehensive income (loss)										1,825	6	1,831

Comprehensive income (loss)										2,660	5	2,665

Balance at March 31, 2010	$1	$8	$16,871	$20,294	$(172)	$988	$(531)	$(122)	$(1,526)	$35,811	$368	$36,179

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity  — (Continued)
For the Three Months Ended March 31, 2009 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Loss
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$(246)	$(1,443)	$23,734	$251	$23,985
Common stock issuance — newly issued shares			1,035						1,035		1,035
Treasury stock transactions, net			20		6				26		26
Deferral of stock-based compensation			(6)						(6)		(6)
Dividends on preferred stock				(30)					(30)		(30)
Change in equity of noncontrolling interests										80	80
Comprehensive income (loss):
Net loss				(544)					(544)	(4)	(548)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						19			19		19
Unrealized investment gains (losses), net of related offsets and income tax						(924)			(924)	(8)	(932)
Foreign currency translation adjustments, net of income tax							(240)		(240)		(240)
Defined benefit plans adjustment, net of income tax								40	40		40

Other comprehensive income (loss)									(1,105)	(8)	(1,113)

Comprehensive income (loss)									(1,649)	(12)	(1,661)

Balance at March 31, 2009	$1	$8	$16,860	$21,829	$(230)	$(13,469)	$(486)	$(1,403)	$23,110	$319	$23,429

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
 For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2010	2009

Net cash provided by (used in) operating activities	$2,871	$(985)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,896	18,118
Equity securities	255	356
Mortgage loans	1,152	1,105
Real estate and real estate joint ventures	18	37
Other limited partnership interests	97	394
Purchases of:
Fixed maturity securities	(22,518)	(24,229)
Equity securities	(134)	(481)
Mortgage loans	(1,156)	(984)
Real estate and real estate joint ventures	(176)	(174)
Other limited partnership interests	(166)	(162)
Cash received in connection with freestanding derivatives	465	2,427
Cash paid in connection with freestanding derivatives	(725)	(1,124)
Sales of businesses, net of cash disposed of $0 and $180, respectively	—	(46)
Net change in policy loans	(85)	(49)
Net change in short-term investments	386	2,982
Net change in other invested assets	128	267
Other, net	(35)	(55)

Net cash used in investing activities	(7,598)	(1,618)

Cash flows from financing activities
Policyholder account balances:
Deposits	17,321	22,392
Withdrawals	(14,194)	(23,065)
Net change in bank deposits	(218)	604
Net change in payables for collateral under securities loaned and other transactions	1,786	(6,718)
Net change in short-term debt	(594)	3,219
Long-term debt issued	163	469
Long-term debt repaid	(322)	(112)
Collateral financing arrangements issued	—	50
Debt issuance costs	—	(3)
Common stock issued to settle stock forward contracts	—	1,035
Dividends on preferred stock	(30)	(30)
Other, net	(67)	(9)

Net cash provided by (used in) financing activities	3,845	(2,168)

Effect of change in foreign currency exchange rates on cash balances	(28)	(44)

Change in cash and cash equivalents	(910)	(4,815)
Cash and cash equivalents, beginning of period	10,112	24,239

Cash and cash equivalents, end of period	$9,202	$19,424

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$32

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows — (Continued)
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2010	2009

Cash and cash equivalents, from continuing operations, beginning of period	$10,112	$24,207

Cash and cash equivalents, from continuing operations, end of period	$9,202	$19,424

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$258	$113

Income tax	$(88)	$85

Non-cash transactions during the period:
Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$32

Long-term debt issued	$—	$1,035

Junior subordinated debt securities redeemed	$—	$1,067

Real estate and real estate joint ventures acquired in satisfaction of debt	$8	$1

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Asia Pacific and Europe, Middle East and India regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

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

The accompanying interim condensed consolidated financial statements include the accounts of the Holding Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. See “— Adoption of New Accounting Pronouncements.” Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 6. Intercompany accounts and transactions have been eliminated.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include $604 million reclassified from policyholder account balances to net change in bank deposits within cash flows from financing activities in the consolidated statements of cash flows for the three months ended March 31, 2009. In addition, $2,427 million and ($1,124) million were reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities in the consolidated statements of cash flows for the three months ended March 31, 2009. See also Note 14 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2010, its consolidated results of operations for the three months ended March 31, 2010 and 2009, its consolidated cash flows for the three months ended March 31, 2010 and 2009, and its consolidated statements of stockholders’ equity for the three months ended March 31, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance also changes when reassessment is needed and requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities and equity security collateralized debt obligations. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities classified as trading securities, $6,769 million of commercial mortgage loans and $6,822 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in accumulated other comprehensive income of $42 million, net of income tax, as of January 1, 2010. For the three months ended March 31, 2010, the Company recorded $109 million of net investment income on the consolidated assets, $106 million of interest expense in other expenses on the related long-term debt, and $10 million in net investment gains to remeasure the assets and liabilities at their estimated fair values as of March 31, 2010.

In addition, the Company also deconsolidated certain partnerships for which the Company does not have the power to direct activities and for which the Company has concluded it is no longer the primary beneficiary. These deconsolidations did not result in a cumulative effect adjustment to retained earnings and did not have a material impact on the Company’s consolidated financial statements.

Also effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain real estate joint ventures and other limited partnership interests held by the Company.

Fair Value

Effective January 1, 2010, the Company adopted new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued new guidance regarding accounting for investment funds determined to be variable interest entities (“VIEs”) (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contract holder is a related party. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	Pending Acquisition

On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ALICO Holdings LLC (the “Seller”) and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of American Life Insurance Company (“Alico”) and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions.

Pursuant to the Stock Purchase Agreement, the Holding Company will (i) pay $6.8 billion to the Seller in cash, and (ii) issue to the Seller (a) 78,239,712 shares of its common stock, (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of the Holding Company, which will be convertible into approximately 68,570,000 shares of the Holding Company’s common stock upon a favorable vote of the Holding Company’s stockholders and (c) $3.0 billion aggregate stated amount of equity units of the Holding Company (together, the “Securities”), consisting of (x) forward purchase contracts obligating the holder to purchase a variable number of shares of the Holding Company’s common stock on three specified future dates (to be determined at closing, approximately two, three and four years after closing, with an aggregate purchase price of $1 billion payable on each of those dates) for a fixed amount per purchase contract, and (y) an interest in shares of the Holding Company’s preferred stock. At a future date, the interest in the preferred stock forming part of the equity units will be mandatorily exchanged for an interest in debt securities of the Company, which will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the forward purchase contracts. The aggregate amount of the Holding Company’s common stock to be issued to the Seller in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares to be issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to the Seller certain rights and sets forth certain agreements with respect to the Seller’s ownership, voting and transfer of the Securities. The Seller has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. See Note 7 for discussion of a related commitment letter signed by the Holding Company with various financial institutions for a senior credit facility.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	March 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,883	$3,230	$1,973	$7	$74,133	31.0%
Residential mortgage-backed securities (“RMBS”)	43,786	1,351	1,550	607	42,980	17.9
Foreign corporate securities	38,869	2,180	944	—	40,105	16.7
U.S. Treasury, agency and government guaranteed securities (1)	30,981	778	1,018	—	30,741	12.8
Commercial mortgage-backed securities (“CMBS”)	16,680	507	692	—	16,495	6.9
Asset-backed securities (“ABS”)	14,686	254	871	177	13,892	5.8
Foreign government securities	11,969	1,272	77	—	13,164	5.5
State and political subdivision securities	8,188	185	334	—	8,039	3.4
Other fixed maturity securities	19	—	2	—	17	—

Total fixed maturity securities (2),(3)	$238,061	$9,757	$7,461	$791	$239,566	100.0%

Equity Securities:
Common stock	$1,507	$117	$8	$—	$1,616	52.7%
Non-redeemable preferred stock (2)	1,599	90	239	—	1,450	47.3

Total equity securities (4)	$3,106	$207	$247	$—	$3,066	100.0%

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,075	$2,821	$2,699	$10	$72,187	31.7%
RMBS	45,343	1,234	1,957	600	44,020	19.3
Foreign corporate securities	37,254	2,011	1,226	9	38,030	16.7
U.S. Treasury, agency and government guaranteed securities (1)	25,712	745	1,010	—	25,447	11.2
CMBS	16,555	191	1,106	18	15,622	6.9
ABS	14,272	189	1,077	222	13,162	5.8
Foreign government securities	11,010	1,076	139	—	11,947	5.2
State and political subdivision securities	7,468	151	411	—	7,208	3.2
Other fixed maturity securities	20	1	2	—	19	—

Total fixed maturity securities (2),(3)	$229,709	$8,419	$9,627	$859	$227,642	100.0%

Equity Securities:
Common stock	$1,537	$92	$8	$—	$1,621	52.6%
Non-redeemable preferred stock (2)	1,650	80	267	—	1,463	47.4

Total equity securities (4)	$3,187	$172	$275	$—	$3,084	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $323 million and $407 million at estimated fair value with unrealized gains of $3 million and $2 million at March 31, 2010 and December 31, 2009, respectively.

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			March 31, 2010	December 31, 2009
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,134	$988
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$300	$349
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,630	$2,626
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$65	$91

(3)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities”, are primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.7 billion and $2.5 billion at estimated fair value of such securities at March 31, 2010 and December 31, 2009, respectively.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $1.0 billion and $1.0 billion at estimated fair value at March 31, 2010 and December 31, 2009, respectively.

All below investment grade, non-income producing and National Association of Insurance Commissioners (“NAIC”) amounts and percentages presented herein, are based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries are presented based on final ratings from the revised NAIC rating methodology (i.e., NAIC 1 — 6) which became effective December 31, 2009 (which may not correspond to rating agency designations). All rating agency (i.e., Aaa/AAA) amounts or percentages presented herein are without adjustment for the revised NAIC methodology which became effective December 31, 2009.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents selected information about certain fixed maturity securities held by the Company at:

	March 31, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$20,475	$20,201
Net unrealized loss	$1,820	$2,609
Non-income producing fixed maturity securities:
Estimated fair value	$151	$312
Net unrealized loss	$30	$31
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,225	$2,154
U.S. corporate securities	1,780	1,750
ABS	816	803
Other	97	43

Total fixed maturity securities credit enhanced by financial guarantor insurers	$4,918	$4,750

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	19%	18%

Portion rated A	2%	2%

Portion rated Baa/BBB	37%	36%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. and Mexican government securities described below. The Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $30.7 billion and $25.4 billion at March 31, 2010 and December 31, 2009, respectively. The Company’s holdings in Mexican government and certain Mexican government agency fixed maturity securities at estimated fair value were $4.4 billion and $4.8 billion at March 31, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of total investments. The tables below present

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$40,105	35.1%	$38,030	34.5%
Industrial	18,066	15.8	17,246	15.6
Consumer	17,625	15.4	16,924	15.4
Utility	15,530	13.6	14,785	13.4
Finance	13,302	11.6	13,756	12.5
Communications	6,592	5.8	6,580	6.0
Other	3,018	2.7	2,896	2.6

Total	$114,238	100.0%	$110,217	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$938	0.3%	$1,038	0.3%
Holdings in ten issuers with the largest exposures	$6,888	2.0%	$7,506	2.3%

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$23,796	55.4%	$24,480	55.6%
Pass-through securities	19,184	44.6	19,540	44.4

Total RMBS	$42,980	100.0%	$44,020	100.0%

By risk profile:
Agency	$32,551	75.7%	$33,334	75.7%
Prime	6,442	15.0	6,775	15.4
Alternative residential mortgage loans	3,987	9.3	3,911	8.9

Total RMBS	$42,980	100.0%	$44,020	100.0%

Portion rated Aaa/AAA	$37,308	86.8%	$35,626	80.9%

Portion rated NAIC 1	$37,534	87.3%	$38,464	87.4%

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

Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Vintage Year:
2004 & Prior	$104	2.6%	$109	2.8%
2005	1,350	33.9	1,395	35.7
2006	911	22.8	825	21.1
2007	830	20.8	814	20.8
2008	7	0.2	—	—
2009	750	18.8	768	19.6
2010	35	0.9	—	—

Total	$3,987	100.0%	$3,911	100.0%

	March 31, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized loss	$1,072		$1,248
Rated Aa/AA or better		33.6%		26.3%
Rated NAIC 1		33.9%		31.3%
By collateral type:
Fixed rate mortgage loans collateral		89.6%		89.3%
Hybrid adjustable rate mortgage loans collateral		10.4		10.7

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $16.5 billion and $15.6 billion at estimated fair value at March 31, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at March 31, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $116 million and $111 million at estimated fair value at March 31, 2010 and December 31, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	March 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$7,413	$7,642	$298	$279	$127	$112	$40	$35	$21	$15	$7,899	$8,083
2004	2,333	2,441	115	92	80	54	83	64	58	46	2,669	2,697
2005	2,916	2,956	60	42	78	52	54	38	11	12	3,119	3,100
2006	1,690	1,648	45	40	50	31	40	19	87	33	1,912	1,771
2007	843	672	78	50	123	89	22	21	10	7	1,076	839
2008	5	5	—	—	—	—	—	—	—	—	5	5
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$15,200	$15,364	$596	$503	$458	$338	$239	$177	$187	$113	$16,680	$16,495

Ratings Distribution		93.1%		3.1%		2.0%		1.1%		0.7%		100.0%

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$6,836	$6,918	$394	$365	$162	$140	$52	$41	$36	$18	$7,480	$7,482
2004	2,240	2,255	200	166	114	71	133	87	88	58	2,775	2,637
2005	2,956	2,853	144	108	85	65	39	24	57	51	3,281	3,101
2006	1,087	1,009	162	139	380	323	187	129	123	48	1,939	1,648
2007	432	314	13	12	361	257	234	153	35	13	1,075	749
2008	5	5	—	—	—	—	—	—	—	—	5	5
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$13,556	$13,354	$913	$790	$1,102	$856	$645	$434	$339	$188	$16,555	$15,622

Ratings Distribution		85.4%		5.1%		5.5%		2.8%		1.2%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $13.9 billion and $13.2 billion at estimated fair value at March 31, 2010 and December 31, 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$7,331	52.8%	$7,057	53.6%
Student loans	2,140	15.4	1,855	14.1
RMBS backed by sub-prime mortgage loans	1,071	7.7	1,044	7.9
Automobile loans	861	6.2	963	7.3
Other loans	2,489	17.9	2,243	17.1

Total	$13,892	100.0%	$13,162	100.0%

Portion rated Aaa/AAA	$10,526	75.8%	$9,354	71.1%

Portion rated NAIC 1	$12,340	88.8%	$11,573	87.9%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		38.9%		37.6%
Of the 38.9% and 37.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		21.8%		17.2%
By financial guarantor insurers rated A		7.5%		7.9%

The following tables present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year at:

	March 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$56	$48	$65	$53	$14	$11	$7	$6	$95	$57	$237	$175
2004	88	66	321	232	34	25	3	2	46	30	492	355
2005	60	49	195	137	37	28	54	34	201	136	547	384
2006	—	1	65	32	—	—	23	7	103	66	191	106
2007	—	—	78	36	—	—	—	—	33	15	111	51
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$204	$164	$724	$490	$85	$64	$87	$49	$478	$304	$1,578	$1,071

Ratings Distribution		15.3%		45.8%		6.0%		4.6%		28.3%		100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$57	$48	$73	$58	$11	$8	$7	$6	$98	$56	$246	$176
2004	99	68	316	222	39	27	24	15	31	15	509	347
2005	64	45	226	144	40	26	24	18	209	139	563	372
2006	6	6	62	22	—	—	22	5	115	72	205	105
2007	—	—	78	28	—	—	—	—	36	16	114	44
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$226	$167	$755	$474	$90	$61	$77	$44	$489	$298	$1,637	$1,044

Ratings Distribution		16.0%		45.4%		5.8%		4.2%		28.6%		100.0%

The rating distribution of the Company’s ABS supported by sub-prime mortgage loans were as follows at:

	March 31, 2010	December 31, 2009

NAIC 1	69.3%	69.1%
NAIC 2	5.1%	4.2%
NAIC 3	12.4%	12.2%
NAIC 4	9.2%	6.2%
NAIC 5	3.9%	8.3%
NAIC 6	0.1%	—%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at March 31, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$7,542	$7,659	$6,845	$6,924
Due after one year through five years	41,331	42,594	38,408	39,399
Due after five years through ten years	43,474	45,280	40,448	41,568
Due after ten years	70,562	70,666	67,838	66,947

Subtotal	162,909	166,199	153,539	154,838
RMBS, CMBS and ABS	75,152	73,367	76,170	72,804

Total fixed maturity securities	$238,061	$239,566	$229,709	$227,642

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, effective April 1, 2009, the Company adopted new OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

With respect to fixed maturity securities, the Company considers, among other impairment criteria, whether it has the intent to sell a particular impaired fixed maturity security. The Company’s intent to sell a particular impaired fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in estimated fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows at:

	March 31, 2010	December 31, 2009
	(In millions)

Fixed maturity securities that were temporarily impaired	$2,296	$(1,208)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(791)	(859)

Total fixed maturity securities	1,505	(2,067)
Equity securities	(40)	(103)
Derivatives	(17)	(144)
Other	71	71

Subtotal	1,519	(2,243)

Amounts allocated from:
Insurance liability loss recognition	(355)	(118)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive loss	(11)	71
DAC and VOBA	(549)	145

Subtotal	(915)	98
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive loss	271	275
Deferred income tax benefit (expense)	(420)	539

Net unrealized investment gains (losses)	455	(1,331)
Net unrealized investment gains (losses) attributable to noncontrolling interests	2	1

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$457	$(1,330)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above, of $791 million at March 31, 2010, includes $859 million recognized prior to January 1, 2010, $59 million ($17 million, net of DAC) of noncredit losses recognized in the three months ended March 31, 2010, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1), and $111 million of subsequent increases in estimated fair value during the three months ended March 31, 2010 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above, of $859 million at December 31, 2009, includes $126 million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, $939 million ($857 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report) and $206 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$(1,330)
Cumulative effect of change in accounting principle, net of income tax	42
Fixed maturity securities on which noncredit OTTI losses have been recognized	52
Unrealized investment gains (losses) during the period	3,646
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(237)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive loss	(82)
DAC and VOBA	(694)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive loss	1
Deferred income tax benefit (expense)	(942)

Net unrealized investment gains (losses)	456
Net unrealized investment gains (losses) attributable to noncontrolling interests	1

Balance, end of period	$457

Change in net unrealized investment gains (losses)	$1,786
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	1

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$1,787

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
		(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$8,057	$253	$15,649	$1,727	$23,706	$1,980
RMBS	4,284	103	9,102	2,054	13,386	2,157
Foreign corporate securities	4,587	161	6,144	783	10,731	944
U.S. Treasury, agency and government guaranteed securities	14,077	890	890	128	14,967	1,018
CMBS	566	12	2,862	680	3,428	692
ABS	1,413	91	4,510	957	5,923	1,048
Foreign government securities	575	24	518	53	1,093	77
State and political subdivision securities	2,123	61	1,737	273	3,860	334
Other fixed maturity securities	16	2	—	—	16	2

Total fixed maturity securities	$35,698	$1,597	$41,412	$6,655	$77,110	$8,252

Equity Securities:
Common stock	67	7	7	1	74	8
Non-redeemable preferred stock	41	7	986	232	1,027	239

Total equity securities	$108	$14	$993	$233	$1,101	$247

Total number of securities in an unrealized loss position	2,288		3,049

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss, gross unrealized loss as a

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2010
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$31,552	$1,823	$849	$480	1,686	127
Six months or greater but less than nine months	1,271	317	92	90	116	26
Nine months or greater but less than twelve months	3,961	290	468	92	101	26
Twelve months or greater	35,978	10,170	2,835	3,346	2,308	584

Total	$72,762	$12,600	$4,244	$4,008

Percentage of amortized cost			6%	32%

Equity Securities:
Less than six months	$77	$130	$6	$35	361	16
Six months or greater but less than nine months	24	—	2	—	12	2
Nine months or greater but less than twelve months	6	—	1	—	9	—
Twelve months or greater	665	446	75	128	48	25

Total	$772	$576	$84	$163

Percentage of cost			11%	28%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$35,163	$2,658	$933	$713	1,725	186
Six months or greater but less than nine months	4,908	674	508	194	124	49
Nine months or greater but less than twelve months	1,723	1,659	167	517	106	79
Twelve months or greater	41,721	12,067	3,207	4,247	2,369	724

Total	$83,515	$17,058	$4,815	$5,671

Percentage of amortized cost			6%	33%

Equity Securities:
Less than six months	$66	$63	$7	$14	199	8
Six months or greater but less than nine months	6	1	1	1	15	2
Nine months or greater but less than twelve months	13	94	2	39	8	6
Twelve months or greater	610	488	73	138	50	24

Total	$695	$646	$83	$192

Percentage of cost			12%	30%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $138 million at December 31, 2009 to $128 million at March 31, 2010. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, the $128 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at March 31, 2010 were investment grade non-redeemable preferred stock, of which $124 million were financial services industry investment grade non-redeemable preferred stock, of which 90% were rated A or better.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss of $8.5 billion and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$10.8 billion at March 31, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	March 31, 2010	December 31, 2009

Sector:
RMBS	25%	24%
U.S. corporate securities	23	25
ABS	12	12
U.S. Treasury, agency and government guaranteed securities	12	9
Foreign corporate securities	11	11
CMBS	8	10
State and political subdivision securities	4	4
Other	5	5

Total	100%	100%

Industry:
Mortgage-backed	33%	34%
Finance	20	22
Asset-backed	12	12
U.S. Treasury, agency and government guaranteed securities	12	9
Consumer	4	4
Utility	4	4
State and political subdivision securities	4	4
Communications	2	2
Industrial	2	1
Other	7	8

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	March 31, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	165	7	223	9
Total gross unrealized loss	$3,310	$101	$4,465	$132
Percentage of total gross unrealized loss	40%	41%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $1.2 billion during the three months ended March 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2010 was primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at March 31, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$35	$33	94%	$16	48%	$16	100%	100%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	128	128	100%	128	100%	124	97%	90%

All equity securities with a gross unrealized loss of 20% or more	$163	$161	99%	$144	89%	$140	97%	91%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

The components of net investment gains (losses) are as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(151)	$(553)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	59	—

Net OTTI losses on fixed maturity securities recognized in earnings	(92)	(553)
Fixed maturity securities — net gains (losses) on sales and disposals	25	(56)

Total losses on fixed maturity securities	(67)	(609)

Other net investment gains (losses):
Equity securities	27	(269)
Mortgage loans	(28)	(148)
Commercial mortgage loans held by consolidated securitization entities — fair value option	481	—
Real estate and real estate joint ventures	(22)	(25)
Other limited partnership interests	(1)	(97)
Freestanding derivatives	(481)	(1,050)
Embedded derivatives	522	1,217
Trading securities held by consolidated securitization entities — fair value option	(4)	—
Long-term debt of consolidated securitization entities — related to trading securities — fair value option	12	—
Long-term debt of consolidated securitization entities — related to mortgage loans — fair value option	(479)	—
Other	112	75

Total net investment gains (losses)	$72	$(906)

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

Proceeds	$8,378	$11,778	$145	$58	$8,523	$11,836

Gross investment gains	164	356	31	7	195	363

Gross investment losses	(139)	(412)	(3)	(18)	(142)	(430)

Total OTTI losses recognized in earnings:
Credit-related	(86)	(483)	—	—	(86)	(483)
Other (1)	(6)	(70)	(1)	(258)	(7)	(328)

Total OTTI losses recognized in earnings	(92)	(553)	(1)	(258)	(93)	(811)

Net investment gains (losses)	$(67)	$(609)	$27	$(269)	$(40)	$(878)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Consumer	$22	$90
Finance	8	121
Communications	3	142
Industrial	—	17
Utility	—	33
Other	—	24

Total U.S. and foreign corporate securities	33	427
RMBS	30	58
ABS	19	66
CMBS	10	2

Total	$92	$553

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)

Sector:
Common stock	$1	$39
Non-redeemable preferred stock	—	219

Total	$1	$258

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$200
Common and remaining non-redeemable preferred stock	—	30

Total financial services industry	—	230
Other	1	28

Total	$1	$258

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at March 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive loss:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$581
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	19
Additional impairments — credit loss OTTI recognized on securities previously impaired	31
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(104)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	(100)
Due to increases in cash flows — accretion of previous credit loss OTTI	(3)

Balance, end of period	$424

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Fixed maturity securities	$3,073	$2,818
Equity securities	25	38
Trading securities	79	17
Trading securities held by consolidated securitization entities	4	—
Mortgage loans	673	682
Commercial mortgage loans held by consolidated securitization entities	105	—
Policy loans	178	157
Real estate and real estate joint ventures	48	(87)
Other limited partnership interests	265	(253)
Cash, cash equivalents and short-term investments	18	48
International joint ventures (1)	17	7
Other	86	75

Total investment income	4,571	3,502
Less: Investment expenses	227	241

Net investment income	$4,344	$3,261

(1)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint investments that do not qualify for hedge accounting of ($32) million and ($24) million for the three months ended March 31, 2010 and 2009, respectively. The current period losses were primarily attributable to losses on equity derivatives and equity option derivatives (both of which are used to hedge embedded derivative risk) due to improving equity markets in the current period. In addition, included in the equity in earnings of the joint ventures were gains attributable to the widening of the Company’s own credit spread, which is included in the valuation of certain liabilities, including embedded derivatives, that are carried at estimated fair value.

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control, the amounts of which by aging category are presented below.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	March 31, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$22,805	$21,012
Estimated fair value	$22,805	$20,949
Aging of cash collateral liability:
Open (1)	$3,905	$3,290
Less than thirty days	13,636	13,605
Thirty days or greater but less than sixty days	1,922	3,534
Sixty days or greater but less than ninety days	659	92
Ninety days or greater	3,156	995

Total cash collateral liability	$23,278	$21,516

Security collateral on deposit from counterparties	$5	$6

Reinvestment portfolio — estimated fair value	$22,300	$20,339

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2010 was $3,816 million, of which $3,612 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. corporate, U.S. Treasury, agency and government guaranteed, RMBS, ABS and CMBS securities).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. Separately, the Company has $47 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at March 31, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $53 million and $51 million at March 31, 2010 and December 31, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

The invested assets on deposit, invested assets held in trust and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity, trading and equity securities and at carrying value for mortgage loans.

	March 31, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$1,427	$1,383
Invested assets held in trust:
Collateral financing arrangements (2)	5,818	5,653
Reinsurance arrangements (3)	2,730	2,719
Invested assets pledged as collateral:
Debt and funding agreements — FHLB of N Y(4)	20,583	20,612
Funding agreements — FHLB of Boston (4)	405	419
Funding agreements — Farmer Mac (5)	2,871	2,871
Federal Reserve Bank of New York (6)	1,581	1,537
Collateral financing arrangements (7)	76	80
Derivative transactions (8)	1,690	1,671
Short sale agreements (9)	553	496

Total invested assets on deposit, held in trust and pledged as collateral	$37,734	$37,441

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, fixed maturity and equity securities and short-term investments.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities to the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). The nature of the Farmer Mac arrangements is described in Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 11 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

Trading Securities

The Company has trading securities portfolios to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. In addition, the Company classifies securities held within consolidated securitization entities as trading securities, with changes in estimated fair value recorded as net investment gains (losses).

The table below presents certain information about the Company’s trading securities portfolios:

	March 31, 2010	December 31, 2009
	(In millions)

Trading securities — at estimated fair value	$2,765	$2,384
Securities held by consolidated securitization entities — at estimated fair value	274	—

Total trading securities — at estimated fair value	$3,039	$2,384

Short sale agreement liabilities — at estimated fair value (included in other liabilities)	$97	$106
Investments pledged to secure short sale agreement liabilities	$553	$496

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Trading securities:
Net investment income (1)	$79	$17
Changes in estimated fair value included in net investment income	$64	$13
Securities held by consolidated securitization entities:
Net investment income (2)	$4	$—
Changes in estimated fair value included in net investment gains (losses) (3)	$(4)	$—

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities and the related short sale agreement liabilities.

(2)	Includes interest and dividends earned on securities held by consolidated securitization entities.

(3)	Includes net realized gains (losses) and changes in estimated fair value subsequent to consolidation recognized on securities held by consolidated securitization entities — accounted for under the fair value option.

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$34,727	60.4%	$34,587	67.9%
Agricultural mortgage loans	12,093	21.1	12,140	23.8
Residential and consumer loans	1,548	2.7	1,454	2.9

Subtotal mortgage loans held-for-investment, net	48,368	84.2%	48,181	94.6%

Commercial mortgage loans held by consolidated securitization entities — fair value option	7,065	12.3	—	—

Total mortgage loans held-for-investment, net	55,433	96.5%	48,181	94.6%

Mortgage loans held-for-sale:
Residential — fair value option	1,647	2.9	2,470	4.9
Commercial and residential — lower of amortized cost or estimated fair value	356	0.6	258	0.5

Total mortgage loans held-for-sale	2,003	3.5	2,728	5.4

Total mortgage loans, net	$57,436	100.0%	$50,909	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Additions to the mortgage valuation allowance were $43 million and $131 million for the three months ended March 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce the risk of concentration. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region:
Pacific	$8,497	24.5%	$8,684	25.1%
South Atlantic	7,426	21.4	7,342	21.2
Middle Atlantic	6,075	17.4	5,948	17.2
International	3,676	10.6	3,564	10.3
West South Central	2,868	8.3	2,870	8.3
East North Central	2,513	7.2	2,487	7.2
New England	1,394	4.0	1,414	4.1
Mountain	928	2.7	944	2.7
West North Central	632	1.8	641	1.9
East South Central	441	1.3	443	1.3
Other	277	0.8	250	0.7

Total	$34,727	100.0%	$34,587	100.0%

Property Type:
Office	$15,046	43.3%	$14,986	43.3%
Retail	8,032	23.1	7,870	22.8
Apartments	3,656	10.6	3,696	10.7
Hotel	2,946	8.5	2,947	8.5
Industrial	2,776	8.0	2,759	8.0
Other	2,271	6.5	2,329	6.7

Total	$34,727	100.0%	$34,587	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Servicing Rights

The following table presents the carrying value and changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets, at and for the three months ended March 31, 2010 and 2009:

	At and for the
	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Estimated fair value, beginning of period	$878	$191
Acquisition of MSRs	—	235
Origination of MSRs	59	—
Reductions due to loan payments	(23)	(25)
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	(55)	3
Other changes in estimated fair value	—	1

Estimated fair value, end of period	$859	$405

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

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $8.0 billion and $8.4 billion at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $7.2 billion and $7.5 billon at March 31, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $7.3 billion and $8.4 billion at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.2 billion and $6.0 billion at March 31, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Consolidated securitization entities (1)	$7,416	$7,181	$—	$—
MRSC collateral financing arrangement (2)	3,362	—	3,230	—
Other limited partnership interests	354	63	367	72
Real estate joint ventures	22	16	22	17
Other invested assets	—	—	27	1

Total	$11,154	$7,260	$3,646	$90

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. At March 31, 2010, these entities held total assets of $7,416 million consisting of $274 million of securities classified by the Company as trading securities, $7,065 million of commercial mortgage loans, $39 million of accrued investment income and $38 million of cash. These entities had total liabilities of $7,181 million, consisting of $7,106 million of long-term debt and $75 million of other liabilities. The assets of these entities can only be used to settle its liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $181 million at estimated fair value at March 31, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $106 million for the three months ended March 31, 2010.

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At March 31, 2010 and December 31, 2009, these assets consist of the following, at estimated fair value:

	March 31, 2010	December 31, 2009
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,076	$ 963
U.S. corporate securities	1,034	1,049
RMBS	494	672
CMBS	397	348
Foreign corporate securities	84	80
U.S. Treasury, agency and government guaranteed securities	33	33
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of $0 and less than $1 million, respectively)	218	59

Total	$3,362	$3,230

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$42,980	$42,980	$—	$—
CMBS (2)	16,495	16,495	—	—
ABS (2)	13,892	13,892	—	—
Foreign corporate securities	1,361	1,361	1,254	1,254
U.S. corporate securities	1,849	1,849	1,216	1,216
Other limited partnership interests	3,256	5,248	2,543	2,887
Other invested assets	491	534	416	409
Real estate joint ventures	10	65	30	30
Equity securities available-for-sale:
Non-redeemable preferred stock	—	—	31	31

Total	$80,334	$82,424	$5,490	$5,827

(1)	The maximum exposure to loss relating to the fixed maturity and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third-party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $220 million and $232 million at March 31, 2010 and December 31, 2009, respectively.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2010.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios; (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities; and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		March 31, 2010			December 31, 2009
Primary Underlying		Notional	Estimated Fair Value (1)		Notional	Estimated Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$40,201	$1,702	$1,148	$38,152	$1,570	$1,255
	Interest rate floors	24,191	445	32	23,691	461	37
	Interest rate caps	24,406	168	—	28,409	283	—
	Interest rate futures	7,376	6	13	7,563	8	10
	Interest rate options	4,100	90	39	4,050	117	57
	Interest rate forwards	7,962	31	14	9,921	66	27
	Synthetic GICs	4,326	—	—	4,352	—	—
Foreign currency	Foreign currency swaps	17,499	1,485	1,321	16,879	1,514	1,392
	Foreign currency forwards	6,421	75	109	6,485	83	57
	Currency options	434	16	—	822	18	—
Credit	Credit default swaps	8,017	87	110	6,723	74	130
	Credit forwards	190	1	2	220	2	6
Equity market	Equity futures	7,307	14	24	7,405	44	21
	Equity options	29,662	1,443	1,104	27,175	1,712	1,018
	Variance swaps	15,183	109	102	13,654	181	58
	Total rate of return swaps	772	—	35	376	—	47

	Total	$198,047	$5,672	$4,053	$195,877	$6,133	$4,115

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

The Company uses certain of its foreign currency denominated funding agreements to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments in the hedges of net investments in foreign operations table.

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and London Inter-Bank Offer Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$4,776	$766	$186	$4,807	$854	$132
Interest rate swaps	4,853	560	85	4,824	500	75

Subtotal	9,629	1,326	271	9,631	1,354	207

Cash Flow Hedges:
Foreign currency swaps	4,834	188	355	4,108	127	347
Interest rate swaps	2,250	—	46	1,740	—	48
Credit forwards	190	1	2	220	2	6

Subtotal	7,274	189	403	6,068	129	401

Foreign Operations Hedges:
Foreign currency forwards	1,844	23	35	1,880	27	13

Subtotal	1,844	23	35	1,880	27	13

Total Qualifying Hedges	$18,747	$1,538	$709	$17,579	$1,510	$621

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2010			December 31, 2009
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$33,098	$1,142	$1,017	$31,588	$1,070	$1,132
Interest rate floors	24,191	445	32	23,691	461	37
Interest rate caps	24,406	168	—	28,409	283	—
Interest rate futures	7,376	6	13	7,563	8	10
Interest rate options	4,100	90	39	4,050	117	57
Interest rate forwards	7,962	31	14	9,921	66	27
Synthetic GICs	4,326	—	—	4,352	—	—
Foreign currency swaps	7,889	531	780	7,964	533	913
Foreign currency forwards	4,577	52	74	4,605	56	44
Currency options	434	16	—	822	18	—
Credit default swaps	8,017	87	110	6,723	74	130
Equity futures	7,307	14	24	7,405	44	21
Equity options	29,662	1,443	1,104	27,175	1,712	1,018
Variance swaps	15,183	109	102	13,654	181	58
Total rate of return swaps	772	—	35	376	—	47

Total non-designated or non-qualifying derivatives	$179,300	$4,134	$3,344	$178,298	$4,623	$3,494

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)

Qualifying hedges:
Net investment income	$23	$17
Interest credited to policyholder account balances	61	42
Other expenses	(2)	(4)
Non-qualifying hedges:
Net investment income	—	(1)
Net investment gains (losses)	30	30
Other revenues	29	8

Total	$141	$92

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months ended March 31, 2010 and 2009:

		Net Investment		Ineffectiveness
		Gains (Losses)	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended March 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(5)	$6	$1
	Policyholder account balances (1)	33	(33)	—
Foreign currency swaps:	Foreign-denominated fixed maturity securities	11	(11)	—
	Foreign-denominated policyholder account balances (2)	(159)	149	(10)

Total		$(120)	$111	$(9)

For the Three Months Ended March 31, 2009:
Interest rate swaps:	Fixed maturity securities	$14	$(12)	$2
	Policyholder account balances (1)	(294)	292	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	3	(4)	(1)
	Foreign-denominated policyholder account balances (2)	(107)	113	6

Total		$(384)	$389	$5

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (v) interest rate swaps to hedge the forecasted purchases of fixed-rate investments; and (vi) interest rate swaps to hedge forecasted fixed-rate borrowings.

For the three months ended March 31, 2010, the Company recognized $3 million of net investment gains which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2009, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2010 related to such discontinued cash flow hedges were insignificant. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2009 related to such discontinued cash flow hedges were gains of $1 million. As of March 31, 2010, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed five years. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, at March 31, 2009.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Other comprehensive income (loss), balance at beginning of period	$(76)	$82
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	51	(8)
Amounts reclassified to net investment gains (losses)	68	39
Amounts reclassified to net investment income	1	2
Amortization of transition adjustment	—	(2)

Other comprehensive income (loss), balance at end of period	$44	$113

At March 31, 2010, $26 million of deferred net losses on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity for the three months ended March 31, 2010 and 2009:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Investment	Net Investment	Other	Net Investment	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended March 31, 2010:
Interest rate swaps	$1	$—	$—	$—	$2	$—
Foreign currency swaps	47	(68)	(2)	—	1	—
Interest rate forwards	—	—	1	—	—	—
Credit forwards	3	—	—	—	—	—

Total	$51	$(68)	$(1)	$—	$3	$—

For the Three Months Ended March 31, 2009:
Interest rate swaps	$1	$—	$—	$—	$—	$—
Foreign currency swaps	(9)	(39)	—	—	—	—

Total	$(8)	$(39)	$—	$—	$—	$—

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of stockholders’ equity for the three months ended March 31, 2010 and 2009:

			Amount and Location
			of Gains (Losses)
			Reclassified From Accumulated Other
	Amount of Gains (Losses)		Comprehensive Income
	Deferred in Accumulated		(Loss) into Income (Loss)
	Other Comprehensive Income (Loss)		(Effective Portion)
	(Effective Portion)		Net Investment Gains (Losses)
Derivatives and Non-Derivative Hedging Instruments in Net	Three Months Ended March 31,		Three Months Ended March 31,
Investment Hedging Relationships (1),(2)	2010	2009	2010	2009
	(In millions)

Foreign currency forwards	$(10)	$5	$—	$—
Foreign currency swaps	—	4	—	—
Non-derivative hedging instruments	—	6	—	—

Total	$(10)	$15	$—	$—

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive loss into earnings during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At March 31, 2010 and December 31, 2009, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive loss related to hedges of net investments in foreign operations was ($50) million and ($40) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps and TRRs to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended March 31, 2010:
Interest rate swaps	$81	$(1)	$3	$57	$—
Interest rate floors	(7)	—	—	—	—
Interest rate caps	(113)	—	—	—	—
Interest rate futures	(20)	(5)	—	—	—
Equity futures	(82)	(11)	(88)	—	—
Foreign currency swaps	58	—	—	—	—
Foreign currency forwards	59	8	—	—	—
Currency options	3	(1)	—	—	(4)
Equity options	(382)	(22)	—	—	—
Interest rate options	—	—	—	(2)	—
Interest rate forwards	8	—	—	(33)	—
Variance swaps	(120)	(3)	—	—	—
Credit default swaps	3	—	—	—	—
Total rate of return swaps	12	—	—	—	—

Total	$(500)	$(35)	$(85)	$22	$(4)

For the Three Months Ended March 31, 2009:
Interest rate swaps	$(592)	$(2)	$—	$9	$—
Interest rate floors	(551)	—	—	—	—
Interest rate caps	(25)	—	—	—	—
Interest rate futures	(118)	(6)	—	—	—
Equity futures	433	27	113	—	—
Foreign currency swaps	78	—	—	—	—
Foreign currency forwards	1	(24)	—	—	—
Currency options	(21)	—	—	—	—
Equity options	52	(18)	—	—	—
Interest rate options	(353)	—	—	—	—
Interest rate forwards	1	—	—	(16)	—
Variance swaps	(23)	(2)	—	—	—
Swap spreadlocks	(47)	—	—	—	—
Credit default swaps	89	(3)	—	—	—
Total rate of return swaps	(20)	—	—	—	—

Total	$(1,096)	$(28)	$113	$(7)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $4,443 million and $3,101 million at March 31, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2010 and December 31, 2009, the Company would have received $64 million and $53 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair Value	of Future	Weighted	Fair Value	Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$255	4.3	$5	$175	4.3
Credit default swaps referencing indices	50	2,955	3.9	46	2,676	3.4

Subtotal	55	3,210	3.9	51	2,851	3.5

Baa
Single name credit default swaps (corporate)	3	390	4.9	2	195	4.8
Credit default swaps referencing indices	6	788	4.9	—	10	5.0

Subtotal	9	1,178	4.9	2	205	4.8

Ba
Single name credit default swaps (corporate)	—	45	4.9	—	25	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	45	4.9	—	25	5.0

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	10	5.3	—	20	5.0

Subtotal	—	10	5.3	—	20	5.0

Total	$64	$4,443	4.2	$53	$3,101	3.6

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $4,443 million and $3,101 million from the table above were $131 million and $31 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $2,704 million and $2,680 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $31 million and $221 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2010, none of the collateral had been sold or repledged.

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

			Fair Value of Incremental Collateral
			Provided Upon:
				Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
	(In millions)

At March 31, 2010:
Derivatives subject to credit-contingent provisions	$1,323	$1,113	$100	$239
Derivatives not subject to credit-contingent provisions	35	31	—	—

Total	$1,358	$1,144	$100	$239

At December 31, 2009:
Derivatives subject to credit-contingent provisions	$1,163	$1,017	$90	$218
Derivatives not subject to credit-contingent provisions	48	42	—	—

Total	$1,211	$1,059	$90	$218

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both March 31, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2010 was $1,799 million. At March 31, 2010, the Company provided securities collateral of $1,113 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2010 would be $686 million. This amount does not consider gross derivative assets of $476 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which require the pledging of collateral. At both March 31, 2010 and December 31, 2009, the Company pledged securities collateral for exchange-traded futures of $50 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $496 million and $562 million, respectively, which is included in premiums, reinsurance and other receivables.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain guaranteed minimum income benefits (“GMIBs”); ceded reinsurance contracts of guaranteed minimum benefits related to GMABs and certain GMIBs; and funding agreements with equity or bond indexed crediting rates.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$56	$76
Call options in equity securities	(42)	(37)

Net embedded derivatives within asset host contracts	$14	$39

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,005	$1,500
Other	36	5

Net embedded derivatives within liability host contracts	$1,041	$1,505

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Net investment gains (losses) (1)	$522	$1,217
Policyholder benefits and claims	$(21)	$16

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months ended March 31, 2010 and 2009 were gains (losses) of ($86) million and $828 million, respectively, in connection with this adjustment.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
March 31, 2010	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$239,566	$239,566
Equity securities		$3,066	$3,066
Trading securities:
Trading securities		$2,765	$2,765
Trading securities held by consolidated securitization entities		274	274

Total trading securities		$3,039	$3,039

Mortgage loans:
Held-for-investment:
Mortgage loans		$48,368	$47,504
Mortgage loans held by consolidated securitization entities		7,065	7,065

Total mortgage loans held-for-investment		$55,433	$54,569

Held-for-sale		$2,003	$2,003

Mortgage loans, net		$57,436	$56,572
Policy loans		$10,146	$11,407
Real estate joint ventures (1)		$101	$113
Other limited partnership interests (1)		$1,583	$1,695
Short-term investments		$8,019	$8,019
Other invested assets: (1)
Derivative assets: (2)
Interest rate contracts	$76,721	$2,442	$2,442
Foreign currency contracts	11,482	1,576	1,576
Credit contracts	5,195	88	88
Equity market contracts	28,994	1,566	1,566

Total derivative assets	$122,392	$5,672	$5,672

Mortgage servicing rights		$859	$859
Other		$1,267	$1,267
Cash and cash equivalents		$9,202	$9,202
Accrued investment income		$3,392	$3,392
Premiums, reinsurance and other receivables (1)		$3,197	$3,310
Other assets (1)		$425	$430
Separate account assets		$158,436	$158,436
Net embedded derivatives within asset host contracts (3)		$56	$56
Liabilities
Policyholder account balances (1)		$100,120	$98,916
Payables for collateral under securities loaned and other transactions		$25,982	$25,982
Bank deposits		$10,032	$10,115
Short-term debt		$318	$318
Long-term debt: (1)
Company-issued long-term debt		$13,037	$13,660
Long-term debt of consolidated securitization entities		7,106	7,106

Total long-term debt		$20,143	$20,766

Collateral financing arrangements		$5,297	$2,614
Junior subordinated debt securities		$3,191	$3,302
Other liabilities: (1)
Derivative liabilities: (2)
Interest rate contracts	$35,841	$1,246	$1,246
Foreign currency contracts	12,872	1,430	1,430
Credit contracts	3,012	112	112
Equity market contracts	23,930	1,265	1,265

Total derivative liabilities	$75,655	$4,053	$4,053

Trading liabilities		$97	$97
Other		$3,213	$3,213
Separate account liabilities (1)		$34,575	$34,575
Net embedded derivatives within liability host contracts (3)		$1,041	$1,041
Commitments (4)
Mortgage loan commitments	$2,604	$—	$(30)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,272	$—	$(49)

See Note 3 for discussion of consolidated securitization entities included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$227,642	$227,642
Equity securities		$3,084	$3,084
Trading securities		$2,384	$2,384
Mortgage loans:
Held-for-investment		$48,181	$46,315
Held-for-sale		2,728	2,728

Mortgage loans, net		$50,909	$49,043
Policy loans		$10,061	$11,294
Real estate joint ventures (1)		$115	$127
Other limited partnership interests (1)		$1,571	$1,581
Short-term investments		$8,374	$8,374
Other invested assets: (1)
Derivative assets (2)	$122,156	$6,133	$6,133
Mortgage servicing rights		$878	$878
Other		$1,241	$1,284
Cash and cash equivalents		$10,112	$10,112
Accrued investment income		$3,173	$3,173
Premiums, reinsurance and other receivables (1)		$3,375	$3,532
Other assets (1)		$425	$440
Separate account assets		$149,041	$149,041
Net embedded derivatives within asset host contracts (3)		$76	$76
Liabilities
Policyholder account balances (1)		$97,131	$96,735
Payables for collateral under securities loaned and other transactions		$24,196	$24,196
Bank deposits		$10,211	$10,300
Short-term debt		$912	$912
Long-term debt (1)		$13,185	$13,831
Collateral financing arrangements		$5,297	$2,877
Junior subordinated debt securities		$3,191	$3,167
Other liabilities: (1)
Derivative liabilities (2)	$73,721	$4,115	$4,115
Trading liabilities		$106	$106
Other		$1,788	$1,788
Separate account liabilities (1)		$32,171	$32,171
Net embedded derivatives within liability host contracts (3)		$1,505	$1,505
Commitments (4)
Mortgage loan commitments	$2,220	$—	$(48)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,261	$—	$(52)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At March 31, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($42) million and ($37) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

The estimated fair value of trading securities held by consolidated securitization entities is determined on a basis consistent with the methodologies described herein for trading securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans — The Company originates mortgage loans for both investment purposes and with the intention to sell them to third parties. Commercial and agricultural mortgage loans are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage and consumer loans are generally purchased from third parties for investment purposes and are primarily carried at amortized cost. Mortgage loans

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

held-for-sale consist principally of residential mortgage loans for which the Company has elected the fair value option and which are carried at estimated fair value and to a significantly lesser degree certain mortgage loans which were previously held-for-investment but where the Company has changed its intention as it relates to holding them for investment. In addition, as discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. The estimated fair values of these mortgage loans are determined as follows:

Mortgage Loans Held-for-Investment.  For mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

Mortgage Loans Held by Consolidated Securitization Entities.  For commercial mortgage loans held by the Company’s consolidated securitization entities, the Company has determined that the principal market for these commercial loan portfolios is the securitization market. The Company uses the securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios, which is provided primarily by independent pricing services using observable inputs.

Mortgage Loans Held-for-Sale.  Mortgage loans held-for-sale principally include residential mortgage loans for which the fair value option was elected and which are carried at estimated fair value. Generally, quoted market prices are not available for residential mortgage loans held-for-sale; accordingly, the estimated fair values of such assets are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of mortgage loans, adjusted to convert the securities prices to mortgage loan prices. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations or valuation models, which are intended to approximate the amounts that would be received from third parties. Certain other mortgage loans previously classified as held-for-investment have also been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models.

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

Cash and Cash Equivalents — Due to the short term maturities of cash and cash equivalents, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value generally approximates carrying value. In light of recent market conditions, cash and cash equivalent instruments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality, or sufficient solvency in the case of depository institutions, and the Company has determined additional adjustment is not required.

Accrued Investment Income — Due to the short term until settlement of accrued investment income, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the credit quality of the issuers and has determined additional adjustment is not required.

Premiums, Reinsurance and Other Receivables — Premiums, reinsurance and other receivables in the consolidated balance sheets are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

general operating receivables and embedded derivatives related to the ceded reinsurance of certain variable annuity guarantees.

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

Other Assets — Other assets in the consolidated balance sheets are principally comprised of prepaid expenses, amounts held under corporate owned life insurance, fixed assets, capitalized software, deferred sales inducements, value of distribution agreements and value of customer relationships acquired. Also included within other assets is a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. With the exception of the receivable for cash paid to the unaffiliated financial institution, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represents the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The estimated fair value of hedge funds and mutual funds is based upon NAVs provided by the fund manager. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities —The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

Long-term Debt Obligations of Consolidated Securitization Entities — The estimated fair value of the long-term debt obligations of the Company’s consolidated securitization entities are based on their quoted prices when traded as assets in active markets, or if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

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

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheets represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which estimated fair value is to be disclosed.

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

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these guarantees are estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates, currency exchange rates and observable and estimated implied volatilities. The valuation of these guarantees includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net investment gains (losses) or policyholder benefit and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	March 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$67,794	$6,339	$74,133
RMBS	—	41,053	1,927	42,980
Foreign corporate securities	—	34,727	5,378	40,105
U.S. Treasury, agency and government guaranteed securities	14,278	16,427	36	30,741
CMBS	—	16,270	225	16,495
ABS	—	11,069	2,823	13,892
Foreign government securities	272	12,670	222	13,164
State and political subdivision securities	—	7,938	101	8,039
Other fixed maturity securities	—	11	6	17

Total fixed maturity securities	14,550	207,959	17,057	239,566

Equity securities:
Common stock	496	961	159	1,616
Non-redeemable preferred stock	—	442	1,008	1,450

Total equity securities	496	1,403	1,167	3,066

Trading securities:
Trading securities	2,132	593	40	2,765
Trading securities held by consolidated securitization entities	—	274	—	274

Total trading securities	2,132	867	40	3,039
Short-term investments (1)	4,285	3,465	97	7,847
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	7,065	—	7,065
Mortgage loans held-for-sale (2)	—	1,619	28	1,647

Total mortgage loans	—	8,684	28	8,712
Derivative assets: (3)
Interest rate contracts	16	2,389	37	2,442
Foreign currency contracts	—	1,498	78	1,576
Credit contracts	—	36	52	88
Equity market contracts	14	1,370	182	1,566

Total derivative assets	30	5,293	349	5,672
Net embedded derivatives within asset host contracts (4)	—	—	56	56
MSRs (5)	—	—	859	859
Separate account assets (6)	19,590	137,048	1,798	158,436

Total assets	$41,083	$364,719	$21,451	$427,253

Liabilities
Derivative liabilities: (3)
Interest rate contracts	$24	$1,219	$3	$1,246
Foreign currency contracts	—	1,426	4	1,430
Credit contracts	—	107	5	112
Equity market contracts	24	1,139	102	1,265

Total derivative liabilities	48	3,891	114	4,053
Net embedded derivatives within liability host contracts (4)	—	(9)	1,050	1,041
Long-term debt of consolidated securitization entities	—	6,886	220	7,106
Trading liabilities (7)	87	10	—	97

Total liabilities	$135	$10,778	$1,384	$12,297

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
RMBS	—	42,180	1,840	44,020
Foreign corporate securities	—	32,738	5,292	38,030
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
CMBS	—	15,483	139	15,622
ABS	—	10,450	2,712	13,162
Foreign government securities	306	11,240	401	11,947
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	11,257	199,195	17,190	227,642

Equity securities:
Common stock	490	995	136	1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	490	1,354	1,240	3,084

Trading securities	1,886	415	83	2,384
Short-term investments (1)	5,650	2,500	23	8,173
Mortgage loans (2)	—	2,445	25	2,470
Derivative assets (3)	103	5,600	430	6,133
Net embedded derivatives within asset host contracts (4)	—	—	76	76
MSRs (5)	—	—	878	878
Separate account assets (6)	17,601	129,545	1,895	149,041

Total assets	$36,987	$341,054	$21,840	$399,881

Liabilities:
Derivative liabilities (3)	$51	$3,990	$74	$4,115
Net embedded derivatives within liability host contracts (4)	—	(26)	1,531	1,505
Trading liabilities (7)	106	—	—	106

Total liabilities	$157	$3,964	$1,605	$5,726

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, etc.).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

(4)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At March 31, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($42) million and ($37) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; certain trading securities; and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures, as well as interest rate forwards to sell certain to be announced securities. Separate account assets classified within this level are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities and ABS. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 2 include mortgage loans held by consolidated securitization entities and residential mortgage loans held-for-sale. Mortgage loans held by consolidated securitization entities are priced using the securitization market price of the obligations of the consolidated securitization entities, which are priced principally by independent pricing services using observable inputs. Residential mortgage loans held-for-sale are priced using readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell certain to be announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account, with the exception of certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Embedded derivatives classified within this level include embedded equity and bond indexed derivatives contained in certain funding agreements. Long-term debt of consolidated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securitization entities included in this level includes obligations priced principally by independent pricing services using observable inputs.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable independent broker quotations or valuation models. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotations; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; currency options based upon baskets of currencies having unobservable currency correlations; credit forwards having unobservable repurchase rates; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level primarily include embedded derivatives associated with certain variable annuity guarantees. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs. Long-term debt of consolidated securitization entities included in this level includes obligations priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities.  A description of the significant valuation techniques and inputs to the determination of estimated fair value for the more significant asset and liability classes measured at fair value on a recurring basis is as follows:

The Company determines the estimated fair value of its investments using primarily the market approach and the income approach. The use of quoted prices for identical assets and matrix pricing or other similar techniques are examples of market approaches, while the use of discounted cash flow methodologies is an example of the income

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

approach. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs in selecting whether the market or income approach is used.

While certain investments have been classified as Level 1 from the use of unadjusted quoted prices for identical investments supported by high volumes of trading activity and narrow bid/ask spreads, most investments have been classified as Level 2 because the significant inputs used to measure the fair value on a recurring basis of the same or similar investment are market observable or can be corroborated using market observable information for the full term of the investment. Level 3 investments include those where estimated fair values are based on significant unobservable inputs that are supported by little or no market activity and may reflect our own assumptions about what factors market participants would use in pricing these investments.

Level 1 Measurements:

Fixed maturity securities — Comprised of U.S. Treasury securities and foreign government securities. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Equity securities — common stock — Comprised of exchange-traded U.S. and international common stock. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Trading securities — Comprised of securities that are similar in nature to the fixed maturity and equity securities referred to above. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Short-term investments — Comprised of short-term money market securities, including U.S. Treasury bills. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Derivative assets and derivative liabilities — Comprised of exchange-traded equity and interest rate futures, as well as interest rate forwards to sell certain to be announced securities. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate account assets — Comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including financial futures and owned options. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

U.S. corporate and foreign corporate fixed maturity securities — These securities are principally valued using the market and income approaches. Valuation based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

Structured securities comprised of RMBS, CMBS and ABS fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans, etc.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

U.S. Treasury, agency and government guaranteed fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury curve for the identical security and comparable securities that are actively traded.

Foreign government and state and political subdivision fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Equity securities — common and non-redeemable preferred stock — These securities are principally valued using the market approach. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Trading securities and short-term investments — Trading securities and short-term investments are of a similar nature to Level 2 fixed maturity and equity securities; accordingly the valuation techniques and significant market standard observable inputs used in their valuation are similar to those described above for fixed maturity and equity securities.

Mortgage loans of consolidated securitization entities — These loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios.

Mortgage loans held-for-sale — These loans are principally valued using the market approach. These residential mortgage loans held-for-sale are valued primarily using readily available observable pricing for similar loans or securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Non-option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates.

Option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Non-option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, cross currency basis curves, and currency volatility.

Non-option based credit derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

Non-option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Embedded derivatives contained in certain funding agreements — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the spot equity index level.

Separate account assets — These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities, short-term investments and derivatives referred to above. Also included are certain mutual funds and hedge funds with non-readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Long-term Debt Obligations of Consolidated Securitization Entities — The estimated fair value of the long-term debt obligations of the Company’s consolidated securitization entities are based on their quoted prices when traded as assets in active markets, or if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

Level 3 Measurements:

In general, investments classified within Level 3 use many of the same valuation techniques and inputs as described above. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

U.S. corporate and foreign corporate securities — These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or cannot be derived principally from, or corroborated by, observable market data, including illiquidity premiums and spread adjustments to reflect industry trends or specific credit-related issues. Valuations may be based on independent non-binding broker quotations. Generally, below investment grade privately placed or distressed securities included in this level are valued using discounted cash flow methodologies which rely upon significant, unobservable inputs and inputs that cannot be derived principally from, or corroborated by, observable market data.

Structured securities comprised of RMBS, CMBS and ABS fixed maturity securities — These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and ABS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

Foreign government and state and political subdivision fixed maturity securities — These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques, however these securities are less liquid and certain of the inputs are based on very limited trading activity.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity securities — common and non-redeemable preferred stock — These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques using inputs such as comparable credit rating and issuance structure. Equity securities valuations determined with discounted cash flow methodologies use inputs such as earnings multiples based on comparable public companies, and industry-specific non-earnings based multiples. Certain of these securities are valued based on independent non-binding broker quotations.

Trading Securities and Short-term Investments.  Trading securities and short-term investments are of a similar nature to Level 3 fixed maturity and equity securities; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are similar to those described above for fixed maturity and equity securities.

Non-option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based interest rate derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include pull through rates on interest rate lock commitments and the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which generally utilize the same inputs as described in the section above for Level 2 measurements of option based interest rate derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

Non-option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based foreign currency derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which generally utilize the same inputs as described in the section above for Level 2 measurements of option based foreign currency derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency volatility.

Non-option based credit derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based credit derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Non-option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based equity market derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which generally utilize the same inputs as described in the section above for Level 2 measurements of option based equity market derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility.

Guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, own credit spreads and cost of capital for purposes of calculating the risk margin.

Reinsurance ceded on certain guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, counterparty credit spreads and cost of capital for purposes of calculating the risk margin.

Embedded derivatives within funds withheld at interest related to certain ceded reinsurance — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.

Separate account assets — These securities consist of fixed maturity securities, equity securities and derivatives referred to above. Separate account assets within this level also include mortgage loans and other limited partnership interests. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (5)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$6,694	$10	$216	$(547)	$84	$(118)	$6,339
RMBS	1,840	14	17	192	24	(160)	1,927
Foreign corporate securities	5,292	6	216	36	58	(230)	5,378
U.S. Treasury, agency and government guaranteed securities	37	—	1	(2)	—	—	36
CMBS	139	(5)	15	3	100	(27)	225
ABS	2,712	(9)	144	178	10	(212)	2,823
Foreign government securities	401	(4)	3	(42)	—	(136)	222
State and political subdivision securities	69	—	7	25	—	—	101
Other fixed maturity securities	6	—	—	—	—	—	6

Total fixed maturity securities	$17,190	$12	$619	$(157)	$276	$(883)	$17,057

Equity securities:
Common stock	$136	$—	$4	$21	$—	$(2)	$159
Non-redeemable preferred stock	1,104	1	19	(113)	—	(3)	1,008

Total equity securities	$1,240	$1	$23	$(92)	$—	$(5)	$1,167

Trading securities	$83	$(1)	$—	$(24)	$—	$(18)	$40
Short-term investments	$23	$—	$—	$28	$48	$(2)	$97
Mortgage loans	$25	$—	$—	$—	$6	$(3)	$28
Net derivatives: (5)
Interest rate contracts	$7	$27	$—	$—	$—	$—	$34
Foreign currency contracts	108	(21)	(1)	(12)	—	—	74
Credit contracts	42	—	3	2	—	—	47
Equity market contracts	199	(125)	1	5	—	—	80

Total net derivatives	$356	$(119)	$3	$(5)	$—	$—	$235

Mortgage servicing rights (6), (7)	$878	$(55)	$—	$36	$—	$—	$859
Separate account assets (8)	$1,895	$38	$—	$—	$21	$(156)	$1,798
Net embedded derivatives (9)	$(1,455)	$519	$10	$(68)	$—	$—	$(994)
Long-term debt of consolidated securitization entities (10)	$—	$(12)	$—	$232	$—	$—	$220

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1),(2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$7,498	$(109)	$(419)	$(95)	$(8)	$6,867
RMBS	595	(6)	8	(59)	(25)	513
Foreign corporate securities	5,944	(146)	(330)	(38)	(1,379)	4,051
U.S. Treasury, agency and government guaranteed securities	88	—	(2)	(2)	(21)	63
CMBS	260	—	(13)	(4)	—	243
ABS	2,452	(59)	(251)	(110)	16	2,048
Foreign government securities	408	(48)	51	(114)	(24)	273
State and political subdivision securities	123	—	(2)	20	(41)	100
Other fixed maturity securities	40	—	—	(32)	—	8

Total fixed maturity securities	$17,408	$(368)	$(958)	$(434)	$(1,482)	$14,166

Equity securities:
Common stock	$105	$—	$—	$—	$—	$105
Non-redeemable preferred stock	1,274	(204)	(162)	(7)	—	901

Total equity securities	$1,379	$(204)	$(162)	$(7)	$—	$1,006

Trading securities	$175	$1	$—	$(65)	$(6)	$105
Short-term investments	$100	$(2)	$—	$(2)	$(84)	$12
Mortgage and consumer loans	$177	$—	$—	$31	$3	$211
Net derivatives (5)	$2,547	$24	$(77)	$94	$(3)	$2,585
Mortgage servicing rights (6), (7)	$191	$4	$—	$210	$—	$405
Separate account assets (8)	$1,758	$(218)	$—	$(61)	$21	$1,500
Net embedded derivatives (9)	$(2,929)	$1,101	$41	$(25)	$—	$(1,812)

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings on securities, certain derivatives and certain mortgage loans are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses); while impairments on certain derivatives, certain mortgage loans and MSRs are charged to other revenues. Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	The additions and reductions (due to loan payments) affecting MSRs were $59 million and ($23) million, respectively, for the three months ended March 31, 2010 and $235 million and ($25) million, respectively, for the three months ended March 31, 2009.

(7)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were ($55) million and $0, respectively, for the three months ended March 31, 2010, and $3 million and $1 million, respectively, for the three months ended March 31, 2009.

(8)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	The long-term debt at January 1, 2010 of the consolidated securitization entities is reported within the purchases, sales, issuances and settlements activity column of the rollforward.

Transfers between Levels 1 and 2 — During the three months ended March 31, 2010, transfers between Levels 1 and 2 were not significant.

Transfers in or out of Level 3 — Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 assets and liabilities for the three months ended March 31, 2010 are summarized as described below.

During the three months ended March 31, 2010, fixed maturity securities transfers into Level 3 of $276 million and separate account assets transfers into Level 3 of $21 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, securities going into default and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and U.S. and foreign corporate securities.

During the three months ended March 31, 2010, fixed maturity securities transfers out of Level 3 of $883 million and separate account assets transfers out of Level 3 of $156 million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the three months ended March 31, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$5	$5	$—	$—	$—	$10
RMBS	14	—	—	—	—	14
Foreign corporate securities	1	5	—	—	—	6
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	(5)	—	—	—	(5)
ABS	10	(19)	—	—	—	(9)
Foreign government securities	(3)	(1)	—	—	—	(4)

Total fixed maturity securities	$27	$(15)	$—	$—	$—	$12

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	1	—	—	—	1

Total equity securities	$—	$1	$—	$—	$—	$1

Trading securities	$(1)	$—	$—	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$13	$14	$—	$—	$27
Foreign currency contracts	—	(17)	—	—	(4)	(21)
Credit contracts	—	—	—	—	—	—
Equity market contracts	(4)	(121)	—	—	—	(125)

Total net derivatives	$(4)	$(125)	$14	$—	$(4)	$(119)

Mortgage servicing rights	$—	$—	$(55)	$—	$—	$(55)
Net embedded derivatives	$—	$540	$—	$(21)	$—	$519
Long-term debt of consolidated securitization entities	$—	$(12)	$—	$—	$—	$(12)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$4	$(113)	$—	$—	$—	$(109)
RMBS	—	(6)	—	—	—	(6)
Foreign corporate securities	(1)	(145)	—	—	—	(146)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	1	(1)	—	—	—	—
ABS	1	(60)	—	—	—	(59)
Foreign government securities	3	(51)	—	—	—	(48)
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$8	$(376)	$—	$—	$—	$(368)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(204)	—	—	—	(204)

Total equity securities	$—	$(204)	$—	$—	$—	$(204)

Trading securities	$1	$—	$—	$—	$—	$1
Short-term investments	$—	$(2)	$—	$—	$—	$(2)
Net derivatives	$(19)	$13	$30	$—	$—	$24
Mortgage servicing rights	$—	$—	$4	$—	$—	$4
Net embedded derivatives	$—	$1,085	$—	$16	$—	$1,101

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the three months ended March 31, 2010 and 2009 for Level 3 assets and liabilities that were still held at March 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at March 31, 2010
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$4	$(14)	$—	$—	$—	$(10)
RMBS	14	—	—	—	—	14
Foreign corporate securities	1	(8)	—	—	—	(7)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	(5)	—	—	—	(5)
ABS	10	(19)	—	—	—	(9)
Foreign government securities	(3)	—	—	—	—	(3)

Total fixed maturity securities	$26	$(46)	$—	$—	$—	$(20)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	—	—	—	—	—

Total equity securities	$—	$(1)	$—	$—	$—	$(1)

Trading securities	$(1)	$—	$—	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$13	$19	$—	$—	$32
Foreign currency contracts	—	(16)	—	—	(3)	(19)
Credit contracts	—	—	—	—	—	—
Equity market contracts	(4)	(115)	—	—	—	(119)

Total net derivatives	$(4)	$(118)	$19	$—	$(3)	$(106)

Mortgage servicing rights	$—	$—	$(54)	$—	$—	$(54)
Net embedded derivatives	$—	$536	$—	$(21)	$—	$515
Long-term debt of consolidated securitization entities	$—	$(12)	$—	$—	$—	$(12)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at March 31, 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and
	Income	(Losses)	Revenues	Claims	Total
	(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$4	(109)	$—	$—	$(105)
RMBS	—	—	—	—	—
Foreign corporate securities	(1)	(138)	—	—	(139)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
CMBS	1	(1)	—	—	—
ABS	1	(61)	—	—	(60)
Foreign government securities	2	—	—	—	2
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$7	$(309)	$—	$—	$(302)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(183)	—	—	(183)

Total equity securities	$—	$(183)	$—	$—	$(183)

Trading securities	$1	$—	$—	$—	$1
Short-term investments	$—	$(2)	$—	$—	$(2)
Net derivatives	$(19)	$55	$67	$—	$103
Net embedded derivatives	$—	$1,076	$—	$16	$1,092

Fair Value Option — Mortgage Loans Held-For-Sale

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. The following table presents residential mortgage loans held-for-sale carried under the fair value option at:

	March 31, 2010	December 31, 2009
	(In millions)

Unpaid principal balance	$1,597	$2,418
Excess estimated fair value over unpaid principal balance	50	52

Carrying value at estimated fair value	$1,647	$2,470

Loans in non-accrual status	$2	$4
Loans more than 90 days past due	$2	$2
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(2)

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

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$(1)
Other changes in estimated fair value	110	185

Total gains (losses) recognized in other revenues	$110	$184

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company has elected fair value accounting for commercial mortgage loans and securities classified as trading securities held by and the related long-term debt of the consolidated securitization entities. Information on the fair value of the securities classified as trading securities is presented in Note 3 — “Investments — Trading Securities.” The following table presents these commercial mortgage loans carried under the fair value option at:

March 31, 2010
(In millions)

Unpaid principal balance	$7,138
Excess of unpaid principal balance over estimated fair value	(73)

Carrying value at estimated fair value	$7,065

The following table presents the long-term debt carried under the fair value option related to both the commercial mortgage loans and securities classified as trading securities at:

March 31, 2010
(In millions)

Contractual principal balance	$7,112
Excess of contractual principal balance over estimated fair value	(6)

Carrying value at estimated fair value	$7,106

Interest income on commercial mortgage loans held by consolidated securitization entities is recorded in net investment income. Interest expense on long-term debt of consolidated securitization entities is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 3 — “Investments — Net Investment Gains (Losses).”

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below relate to certain investments measured at estimated fair value during the period and still held as of the reporting dates.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	For the Three Months Ended March 31,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$165	$141	$(24)	$261	$235	$(26)
Held-for-sale	13	13	—	—	—	—

Mortgage loans, net	$178	$154	$(24)	$261	$235	$(26)

Other limited partnership interests (2)	$—	$—	$—	$170	$74	$(96)
Real estate joint ventures (3)	$26	$5	$(21)	$—	$—	$—

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds of less than $1 million and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were less than $1 million at March 31, 2010.

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $13 million at March 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Closed Block

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

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, have resulted in a policyholder dividend obligation of zero at both March 31, 2010 and December 31, 2009. The policyholder dividend obligation of zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, have resulted in a reduction to both actual and expected cumulative earnings of the closed block. Amortization of the closed block DAC, which resides outside of the closed block, will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future adjustments to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results.

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	March 31, 2010	December 31, 2009
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,462	$43,576
Other policyholder funds	329	307
Policyholder dividends payable	637	615
Other liabilities	639	576

Total closed block liabilities	45,067	45,074

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,309 and $27,129, respectively)	28,025	27,375
Equity securities available-for-sale, at estimated fair value (cost: $156 and $204, respectively)	164	218
Mortgage loans	6,151	6,200
Policy loans	4,569	4,538
Real estate and real estate joint ventures held-for-investment	314	321
Short-term investments	—	1
Other invested assets	491	463

Total investments	39,714	39,116
Cash and cash equivalents	186	241
Accrued investment income	530	489
Premiums, reinsurance and other receivables	105	78
Current income tax recoverable	32	112
Deferred income tax assets	431	612

Total assets designated to the closed block	40,998	40,648

Excess of closed block liabilities over assets designated to the closed block	4,069	4,426

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $255 and $89, respectively	474	166
Unrealized gains (losses) on derivative instruments, net of income tax of $0 and ($3), respectively	—	(5)

Total amounts included in accumulated other comprehensive income (loss)	474	161

Maximum future earnings to be recognized from closed block assets and liabilities	$4,543	$4,587

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Revenues
Premiums	$575	$635
Net investment income and other revenues	583	533
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(36)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—
Other net investment gains (losses), net	12	190

Total net investment gains (losses)	12	154

Total revenues	1,170	1,322

Expenses
Policyholder benefits and claims	733	786
Policyholder dividends	321	366
Other expenses	50	52

Total expenses	1,104	1,204

Revenues, net of expenses before provision for income tax expense (benefit)	66	118
Provision for income tax expense (benefit)	22	41

Revenues, net of expenses and provision for income tax expense (benefit)	$44	$77

The change in the maximum future earnings of the closed block is as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Balance, end of period	$4,543	$4,441
Balance, beginning of period	4,587	4,518

Change during period	$(44)	$(77)

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

7.	Long-term and Short-term Debt

The following represents significant changes in debt from the amounts reported in Note 11 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. See Note 3 for discussion of long-term debt of consolidated securitization entities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of NY and held $100 million and $124 million of common stock of the FHLB of NY at March 31, 2010 and December 31, 2009, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $1.9 billion and $2.4 billion at March 31, 2010 and December 31, 2009, respectively, which is included in long-term debt and short term debt depending upon the original tenor of the advance. During the three months ended March 31, 2010 and 2009, MetLife Bank received advances related to long-term borrowings totaling $163 million and $50 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $114 million and $100 million related to long-term borrowings for the three months ended March 31, 2010 and 2009, respectively. The advances on the repurchase agreements related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.6 billion and $5.5 billion at March 31, 2010 and December 31, 2009, respectively.

Credit and Committed Facilities

Concurrently with the entry into the Stock Purchase Agreement (see Note 2), the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. At the Holding Company’s option, any loan under the senior credit facility will bear interest at a rate equal to (i) LIBOR plus the Applicable Margin (the Applicable Margin is 2.00% for the first 89 days after the closing date and, beginning on the 90th day after the closing date, is calculated using credit default swap rates on the Company’s senior unsecured obligations plus a margin that increases with the amount of time that has passed since the closing), or (ii) the Base Rate (to be defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus the Applicable Margin. In addition, on the 90th, 180th and 270th day after the closing, the Company must pay a fee (increasing over time) equal to a percentage of the amounts outstanding under the credit facility on those dates. During the continuance of any default under the senior credit facility, the Applicable Margin on obligations owing thereunder shall increase by 2% per annum (subject, in all cases other than an insolvency default or default in the payment of principal when due, to the request of the Required Lenders (as defined therein). The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. Any borrowings under the senior credit facility must be repaid by the 364th day following the closing of the Alico transaction. Conditions precedent to closing of the senior credit facility are typical for transactions of this type, including (in addition to certain conditions precedent contained in the Stock Purchase Agreement): (i) no Material Adverse Effect (as defined in the commitment letter) since December 31, 2009 relating to the Holding Company and its subsidiaries, or November 30, 2009 relating to the Transferred Businesses (as defined in the commitment letter); (ii) long-term indebtedness of the Holding Company must be at or above a specified level as of closing; (iii) without consent of the lead arrangers, no change materially adverse to the lenders may be made in terms of the sources of funding for the transaction; and (iv) no term in the Stock Purchase Agreement may be waived adversely to the lenders without the consent of the lead arrangers.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2010.

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

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the three months ended March 31, 2010 and 2009, MLIC received approximately 1,180 and 981 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. On April 15, 2010, the Company and the Office of the U.S. Attorney for the Southern District of California signed an agreement that resolved the U.S. Attorney’s investigation concerning payments that the Company had made to the insurance broker Universal Life Resources prior to 2005. Among other things, the agreement required the Company to make a $13.5 million payment. The Florida insurance regulator has initiated discussions with the Company regarding its investigation of contingent payments made to brokers. The Company has been cooperating fully in these inquiries.

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

Regulatory authorities in a small number of states and FINRA have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut, New England Mutual Life Insurance Company, New England Life Insurance Company and General American Life Insurance Company, and the four Company broker-dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

Demutualization Actions

The Company is a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. The federal and state courts respectively approved the settlement in orders issued on February 12, 2010 and March 3, 2010. On March 2, 2010 and March 23, 2010, the federal and state courts entered final judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement.

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

The American Dental Association, et al.v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order.

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

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007). This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. These tenants claim that the Company, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. The defendants appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The action has been remanded to the trial court for further proceedings. Plaintiffs have filed an amended complaint and the Company has filed a motion to dismiss. The current owner is pursuing potential settlement of the claims against it.

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

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.9 billion and $4.1 billion at March 31, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.8 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.6 billion and $2.2 billion at March 31, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion at both March 31, 2010 and December 31, 2009.

Guarantees

During the three months ended March 31, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both March 31, 2010 and December 31, 2009, for indemnities, guarantees and commitments.

9.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 99% of all pension and other postretirement benefit plan assets, which are invested primarily in separate accounts sponsored by the Subsidiaries.

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions)

Service cost	$44	$43	$4	$6
Interest cost	99	100	28	32
Expected return on plan assets	(112)	(112)	(19)	(19)
Amortization of net actuarial (gains) losses	49	57	9	10
Amortization of prior service cost (credit)	2	2	(21)	(9)

Net periodic benefit cost	$82	$90	$1	$20

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions)

Amortization of net actuarial (gains) losses	$49	$57	$9	$10
Amortization of prior service cost (credit)	2	2	(21)	(9)

Subtotal	51	59	(12)	1
Deferred income tax expense (benefit)	(18)	(21)	(2)	—

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$33	$38	$(14)	$1

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2010; however, the Subsidiaries expected to make discretionary contributions of up to $150 million to the plans during 2010. At March 31, 2010, no discretionary contributions have yet been made to those plans. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

10.	Equity

Stock-Based Compensation Plans

Payout of 2007-2009 Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the MetLife, Inc. 2005 Stock and Incentive Compensation Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a performance factor of 0.0 to 2.0 based on measurements of the Holding Company’s performance. Performance Share awards normally vest in their entirety at the end of the three-year

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

performance period (subject to certain contingencies). Vested awards are payable in shares of the Holding Company’s common stock.

The performance factor for the January 1, 2007 — December 31, 2009 performance period was 94%. This factor has been applied to the 807,750 Performance Shares associated with that performance period that vested on December 31, 2009, and as a result 759,285 shares of the Holding Company’s common stock (less withholding for taxes and other items, as applicable) will be issued during the second quarter of 2010 or on later dates. The performance factor applied for the January 1, 2007 - December 31, 2009 performance period was determined based on measurements of the Holding Company’s performance that included: (i) the change in annual net operating earnings per share, as defined in the applicable award agreements; and (ii) the proportionate total shareholder return, as defined in the applicable award agreements, each with reference to the applicable three-year performance period relative to other Fortune 500 companies in the S&P Insurance Index with reference to the same three-year period.

11.	Other Expenses

Information on other expenses is as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Compensation	$932	$913
Commissions	815	856
Interest and debt issue costs	380	255
Interest credited to bank deposits	39	43
Capitalization of DAC	(744)	(786)
Amortization of DAC and VOBA	602	929
Rent, net of sublease income	99	113
Insurance tax	115	125
Other	704	554

Total other expenses	$2,942	$3,002

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $106 million and $0, for the three months ended March 31, 2010 and 2009, respectively (see Note 3), and interest expense on tax audits of $10 million and $10 million, for the three months ended March 31, 2010 and 2009, respectively.

Costs Related to Pending Acquisition

Related to the pending acquisition of Alico discussed in Note 2, the Company incurred $27 million of transaction costs, which primarily consisted of investment banking and legal fees, for the three months ended March 31, 2010. Such costs were included in other expenses.

Integration related expenses incurred for the three months ended March 31, 2010 and included in other expenses were $2 million. Integration of Alico is an enterprise-wide initiative, and the expenses were incurred within Banking, Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring Charges

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which is expected to be fully implemented by December 31, 2010. This initiative is focused on reducing complexity, leveraging scale, increasing productivity and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. These restructuring costs were included in other expenses. As the expenses relate to an enterprise-wide initiative, they were incurred within Banking, Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative are as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Balance, beginning of period	$36	$86
Severance charges	11	22
Change in severance charge estimates	2	(1)
Cash payments	(24)	(68)

Balance, end of period	$25	$39

Restructuring charges incurred in current period	$13	$21

Total restructuring charges incurred since inception of program	$190	$122

For the three months ended March 31, 2010 and 2009, the change in severance charge estimates of $2 million and ($1) million, respectively, was due to changes in estimates for variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In addition to the above charges, the Company has recognized lease charges of $28 million associated with the consolidation of office space since inception of the program.

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the year ending December 31, 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at March 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	822,654,945	809,101,944
Incremental common shares from assumed:
Exercise or issuance of stock-based awards (1)	5,966,444	—

Weighted average common stock outstanding for diluted earnings per common share	828,621,389	809,101,944

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$833	$(585)
Less: Income (loss) attributable to noncontrolling interests, net of income tax	(1)	(4)
Less: Preferred stock dividends	30	30

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$804	$(611)

Basic	$0.98	$(0.76)

Diluted	$0.97	$(0.76)

Income from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$1	$37
Less: Income from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1	$37

Basic	$—	$0.05

Diluted	$—	$0.05

Net Income (Loss):
Net income (loss)	$834	$(548)
Less: Net income (loss) attributable to noncontrolling interests	(1)	(4)
Less: Preferred stock dividends	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$805	$(574)

Basic	$0.98	$(0.71)

Diluted	$0.97	$(0.71)

(1)	For the three months ended March 31, 2009, 1,679,455 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Business Segment Information

The Company’s business is currently divided into five operating segments. The Company’s U.S. Business operations consists of the Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home segments. The Company also has an International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other.

Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes short- and long-term disability, long-term care, dental insurance, and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings does not equate to income (loss) from continuing operations, net of income tax or net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for those GAAP measures. The Company believes the presentation of operating earnings herein as we measure it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net investment gains (losses); and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are variable interest entities as required under GAAP.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months ended March 31, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Banking, Corporate & Other.

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Three Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
March 31, 2010	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,323	$123	$801	$714	$5,961	$893	$—	$6,854	$—	$6,854
Universal life and investment- type product policy fees	549	513	55	—	1,117	291	—	1,408	(1)	1,407
Net investment income	1,504	773	1,270	53	3,600	450	243	4,293	51	4,344
Other revenues	189	48	64	(2)	299	1	213	513	—	513
Net investment gains (losses)	—	—	—	—	—	—	—	—	72	72

Total revenues	6,565	1,457	2,190	765	10,977	1,635	456	13,068	122	13,190

Expenses
Policyholder benefits and claims and policyholder dividends	4,847	354	1,362	494	7,057	838	(5)	7,890	24	7,914
Interest credited to policyholder account balances	234	406	355	—	995	151	—	1,146	(3)	1,143
Interest credited to bank deposits	—	—	—	—	—	—	39	39	—	39
Capitalization of DAC	(206)	(234)	(8)	(104)	(552)	(192)	—	(744)	—	(744)
Amortization of DAC and VOBA	239	133	4	107	483	105	—	588	14	602
Interest expense	—	—	2	—	2	1	261	264	106	370
Other expenses	992	554	124	179	1,849	522	274	2,645	30	2,675

Total expenses	6,106	1,213	1,839	676	9,834	1,425	569	11,828	171	11,999

Provision for income tax expense (benefit)	161	85	123	17	386	59	(69)	376	(18)	358

Operating earnings	$298	$159	$228	$72	$757	$151	$(44)	864

Adjustments to:
Total revenues								122
Total expenses								(171)
Provision for income tax (expense) benefit								18

Income (loss) from continuing operations, net of income tax								$833		$833

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Three Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
March 31, 2009	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,201	$152	$324	$722	$5,399	$721	$2	$6,122	$—	$6,122
Universal life and investment- type product policy fees	583	356	40	—	979	210	—	1,189	(6)	1,183
Net investment income	1,281	623	1,111	40	3,055	168	51	3,274	(13)	3,261
Other revenues	177	30	69	9	285	2	267	554	—	554
Net investment gains (losses)	—	—	—	—	—	—	—	—	(906)	(906)

Total revenues	6,242	1,161	1,544	771	9,718	1,101	320	11,139	(925)	10,214

Expenses
Policyholder benefits and claims and policyholder dividends	4,748	325	879	479	6,431	548	—	6,979	27	7,006
Interest credited to policyholder account balances	231	402	459	—	1,092	78	—	1,170	(2)	1,168
Interest credited to bank deposits	—	—	—	—	—	—	43	43	—	43
Capitalization of DAC	(206)	(329)	(2)	(104)	(641)	(145)	—	(786)	—	(786)
Amortization of DAC and VOBA	210	326	5	110	651	95	—	746	183	929
Interest expense	1	—	2	—	3	2	240	245	—	245
Other expenses	1,023	619	105	187	1,934	336	287	2,557	14	2,571

Total expenses	6,007	1,343	1,448	672	9,470	914	570	10,954	222	11,176

Provision for income tax expense (benefit)	80	(64)	31	23	70	56	(102)	24	(401)	(377)

Operating earnings	$155	$(118)	$65	$76	$178	$131	$(148)	161

Adjustments to:
Total revenues								(925)
Total expenses								(222)
Provision for income tax (expense) benefit								401

Income (loss) from continuing operations, net of income tax								$(585)		$(585)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	March 31, 2010	December 31, 2009
	(In millions)

U.S. Business:
Insurance Products	$133,762	$132,717
Retirement Products	154,303	148,756
Corporate Benefit Funding	168,059	159,270
Auto & Home	5,680	5,517

Total	461,804	446,260
International	35,907	33,923
Banking, Corporate & Other	67,855	59,131

Total	$565,566	$539,314

Net investment income is based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2010 and 2009. Revenues from U.S. operations were $11.2 billion and $8.6 billion for the three months ended March 31, 2010 and 2009, respectively, which represented 85% and 84%, respectively, of consolidated revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $1 million for both the three months ended March 31, 2010 and 2009.

The carrying value of real estate related to discontinued operations was $40 million and $44 million at March 31, 2010 and December 31, 2009, respectively.

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company, to a third-party and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the sale occurred in March 2009. The following table presents the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of operations:

Three Months
Ended
March 31,
2009
(In millions)

Revenues:
Premiums	$3
Universal life and investment-type product policy fees	15
Net investment income	6
Net investment gains (losses)	1

Total revenues	25

Expenses:
Policyholder benefits and claims	10
Interest credited to policyholder account balances	3
Policyholder dividends	1
Other expenses	5

Total expenses	19

Income before provision for income tax	6
Provision for income tax	2

Income from operations of discontinued operations, net of income tax	4
Gain on disposal, net of income tax	32

Income from discontinued operations, net of income tax	$36

15.	Subsequent Events

The Company evaluated the recognition and disclosure of subsequent events for its March 31, 2010 interim condensed consolidated financial statements.

On April 19, 2010, the Company entered into a definitive agreement with a third party to sell MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for approximately $113 million in cash consideration. The total equity of MetLife Taiwan was $218 million, including accumulated other comprehensive income of $54 million, at March 31, 2010. The transaction is expected to close in the second half of 2010, subject to certain regulatory approvals and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measures operating earnings and operating earnings available to common shareholders, that are not based on generally accepted accounting principles in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings is defined as operating revenues less operating expenses, net of income tax. Operating earnings available to common shareholders, which is used to evaluate the performance of Banking, Corporate & Other, as well as MetLife, is defined as operating earnings less preferred stock dividends.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and changes in the policyholder dividend obligation related to net investment gains (losses); and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are variable interest entities (“VIEs”) as required under GAAP.

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

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Asia Pacific and Europe, Middle East and India (“EMEI”) regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which is comprised of MetLife Bank, National Association (“MetLife Bank”) and other business activities.

On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ALICO Holdings LLC (the “Seller”) and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of American Life Insurance Company (“Alico”) and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions. See “— Liquidity and Capital Resources — Overview.”

As the U.S. and global financial markets continue to recover, we have experienced a significant improvement in net investment income and a favorable change in net investment gains (losses). We also continue to experience an increase in market share and sales in some of our businesses from a flight to quality in the industry. These positive factors were somewhat dampened by the negative impact of general economic conditions, including high levels of unemployment, on the demand for certain of our products.

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Income (loss) from continuing operations, net of income tax	$833	$(585)
Less: Net investment gains (losses)	72	(906)
Less: Other adjustments to continuing operations (1)	(121)	(241)
Less: Provision for income tax expense	18	401

Operating earnings	864	161
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$834	$131

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts are net of income tax.

During the three months ended March 31, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $1.4 billion to income of $833 million from a loss of $585 million in the comparable 2009 period. The period over period change was largely due to a $756 million favorable change in net investment gains (losses) to gains of $37 million, net of related adjustments, in the first quarter of 2010, from losses of $719 million, net of related adjustments, in the comparable 2009 period. In addition, operating earnings available to common shareholders increased $703 million to $834 million in the current year period from $131 million in the prior year period.

The favorable change in net investment gains (losses) of $756 million, net of related adjustments, was primarily driven by a decrease in impairments and by lower additions to the mortgage loan valuation allowance, partially offset by a decrease in net gains on derivatives.

The improvement in the financial markets, which began in the latter part of 2009 and continued into 2010, was a key driver of the $703 million increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees, as well as lower amortization of DAC, VOBA and deferred sales inducements (“DSI”). These increases were partially offset by a net increase in other expenses. The favorable impact of Operational Excellence, our enterprise-wide cost reduction and revenue enhancement initiative, was more than offset by an increase in other expenses related to our International business, which primarily stemmed from the impact of a benefit recorded in the prior year period related to the pesification in Argentina as well as current period business growth in the segment.

Consolidated Company Outlook

In 2009, the general economic conditions of the marketplace, particularly in the early part of the year, continued to be volatile and negatively impacted the results of the Company. In 2010, as discussed in our 2009 Annual Report, we continue to expect meaningful earnings recovery for the Company, driven primarily by the following:

•	Continued growth in premiums, fees & other revenues for the full year of 2010 of approximately 6% over 2009 primarily from the following businesses:

•	Higher fees earned on separate accounts, as the recovery in the equity market continues, thereby increasing the value of those separate accounts;

•	Increased sales in the pension closeout business, both in the United States and the United Kingdom, as the demand for these products rebounds from the lower levels seen in 2009;

•	Increases in our International segment, as a result of ongoing investments and improvements in the various distribution and service operations throughout the regions; and

•	Modest growth in Insurance Products. Our growth continues to be impacted by the current higher levels of unemployment and it is possible that certain customers may further reduce or eliminate coverages in response to the financial pressures they are experiencing.

•	Offsetting these growth areas, MetLife Bank’s premiums, fees & other revenues are expected to decline from the 2009 level, in line with current market expectations.

•	Higher returns on the investment portfolio, as we believe returns on alternative investment classes will improve and expect to reinvest cash and U.S. Treasuries into higher yielding asset classes.

•	Improvement in net investment gains (losses) from the large losses encountered in 2009 on our invested asset portfolio. We continue to expect a significant improvement in net investment gains (losses) on our invested asset portfolio as the financial markets stabilize across asset classes. More difficult to predict is the impact of potential changes in fair value of derivatives instruments as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on derivatives fair values. Additionally, changes in MetLife’s credit spread, may have a material impact on net investment gains (losses) as it is required to be included in the valuation of certain embedded derivatives.

•	Reduced volatility in guarantee-related liabilities. Certain annuity and life benefit guarantees are tied to market performance, which when markets are depressed, may require us to establish additional liabilities, even though these guarantees are significantly hedged. In line with the assumptions discussed above, we continue to expect a significant reduction in the volatility of these items in 2010 compared to 2009.

•	Focus on disciplined underwriting. We continue to expect no significant changes to the underlying trends that drive underwriting results and anticipate solid results in 2010. While we did begin to see the negative impact of the economy on non-medical health experience in 2009, we expect to see improvement in our results in 2010 as the economy continues to improve.

•	Focus on expense management. We expect that our continued focus on expense control throughout the Company, as well the continuing impact of specific initiatives such as Operational Excellence (our enterprise-wide cost reduction and revenue enhancement initiative), should contribute to increased profitability.

•	Pending acquisition of Alico. This transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customery closing conditions. Given the expected closing time frame, we do not anticipate that the impact on MetLife’s 2010 financial results will be material.

Industry Trends

The Company’s segments continue to be influenced by a continuing unstable financial and economic environment that affects the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the United States and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in January 2008 and most economists believe this recession ended in the third quarter of 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010. However, the recovery has been slow, and the unemployment rate is expected to remain high for some time.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. How and to whom these governmental institutions distribute amounts available under the governmental programs could have the effect of supporting some aspects of the financial services industry more than others or provide advantages to some of our competitors. Governments in many of the foreign markets in which MetLife operates have also responded to address market imbalances and have taken meaningful steps intended to restore market confidence. As market conditions have returned to more normal levels in 2010, the nature of the original government programs has changed and some of the programs have been terminated or allowed to expire. We cannot predict whether or when the U.S. or foreign governments will establish additional governmental programs or terminate or permit other programs to expire or the impact any additional measures, existing programs or termination or expiration of programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise.

The economic crisis and the resulting recession have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. The declining financial markets and economic conditions have negatively impacted our investment income, our net investment gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See ”— Consolidated Results of Operations” and “— Liquidity and Capital Resources.”

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements of our 2009 Annual Report. In addition, effective January 1, 2010 the Company adopted new accounting guidance relating to the consolidation of VIEs. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Consolidated Results of Operations

Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009

We have continued to experience growth and an increase in market share in several of our businesses, especially in the structured settlement business, income annuities business, and our pension closeout business in the United Kingdom. Market conditions continued to improve in 2010, positively impacting our results, most significantly through improved yields on our investment portfolio. Sales of our domestic annuity products were down 40% driven by a decline in fixed annuity sales compared with the prior period. The unusually high level of domestic fixed annuity sales experienced in the first quarter of 2009 were in response to the market disruption and dislocation at that time and, as expected, were not sustained in the current period reflecting the stabilization of the financial markets. Higher levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls dampened growth and general economic conditions negatively impacted revenues, particularly in our non-medical health and individual life businesses. An improvement in the global financial markets contributed to a recovery of sales in most of our international regions and resulted in improved investment performance in some regions during the first quarter of 2010. In 2010, mortgage interest rates increased and the mortgage refinancing market began a return to more moderate levels compared to the unusually high level experienced in 2009 in response to the low interest rate environment.

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$6,854	$6,122	$732	12.0%
Universal life and investment-type product policy fees	1,407	1,183	224	18.9%
Net investment income	4,344	3,261	1,083	33.2%
Other revenues	513	554	(41)	(7.4)%
Net investment gains (losses)	72	(906)	978	107.9%

Total revenues	13,190	10,214	2,976	29.1%

Expenses
Policyholder benefits and claims and policyholder dividends	7,914	7,006	908	13.0%
Interest credited to policyholder account balances	1,143	1,168	(25)	(2.1)%
Interest credited to bank deposits	39	43	(4)	(9.3)%
Capitalization of DAC	(744)	(786)	42	5.3%
Amortization of DAC and VOBA	602	929	(327)	(35.2)%
Interest expense	370	245	125	51.0%
Other expenses	2,675	2,571	104	4.0%

Total expenses	11,999	11,176	823	7.4%

Income (loss) from continuing operations before provision for income tax	1,191	(962)	2,153	223.8%
Provision for income tax expense (benefit)	358	(377)	735	195.0%

Income (loss) from continuing operations, net of income tax	833	(585)	1,418	242.4%
Income (loss) from discontinued operations, net of income tax	1	37	(36)	(97.3)%

Net Income (loss)	834	(548)	1,382	252.2%
Less: Net income (loss) attributable to noncontrolling interests	(1)	(4)	3	75.0%

Net income (loss) attributable to MetLife, Inc.	835	(544)	1,379	253.5%
Less: Preferred stock dividends	30	30	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$805	$(574)	$1,379	240.2%

Unless otherwise stated, all amounts are net of income tax.

During the three months ended March 31, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $1.4 billion to income of $833 million from a loss of $585 million in the comparable 2009 period. The period over period change was largely due to a $756 million favorable change in net investment gains (losses) to gains of $37 million, net of related adjustments, in the first quarter of 2010, from losses of $719 million, net of related adjustments, in the comparable 2009 period.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our unique mix of products and business segments.

The composition of the investment portfolio of each business segment is tailored to the unique characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences including movements in interest rates, equity markets, foreign currencies and credit spreads, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The favorable variance in net investment gains (losses) of $756 million, net of related adjustments, was primarily driven by a decrease in impairments and by lower additions to the mortgage loan valuation allowance, partially offset by a decrease in net gains on derivatives. Improving market conditions across several invested asset classes and sectors as compared to the prior year resulted in decreased impairments in fixed maturity securities, equity securities, and other limited partnership interests and a decrease in additions to the mortgage valuation allowance. Period over period, there was a small unfavorable variance in derivatives, as net gains decreased. Underlying this small net variance were large decreases in gross gains on embedded derivatives offsetting large decreases in gross losses on freestanding derivatives. In the prior year period there was significant movement in interest rates, equity markets and credit spreads, driving large gross gains and gross losses on derivatives, while in the current period there was much less movement in these markets resulting in lower levels of both gross gains and gross losses related to our derivatives programs.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, as well as to hedge certain of the risks inherent in our embedded derivatives associated with our variable annuity minimum benefit guarantees. Modest decreases in mid- and long-term interest rates in the current period compared to more significant increases in such rates in the prior period drove decreased losses on interest rate derivatives, which we use to hedge interest rate risk. This favorable variance was partially offset by the unfavorable variance, from gains in the prior year period to losses in the current year period, that was driven by the impact of both improving equity market valuations and decreased volatility in the equity markets on our equity derivatives used to hedge variable annuity minimum benefit guarantees. To a much lesser degree there was a favorable variance from the impact of U.S. dollar strengthening on certain of our foreign currency derivatives, which are used to hedge foreign denominated asset and liability exposures.

We issue variable annuity products with minimum benefit guarantees. Certain of these products contain embedded derivatives that are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). The estimated fair value of these embedded derivatives also includes the impact of MetLife’s own credit spread. Decreased embedded derivative gains in the current period resulted from a modest change in MetLife’s own credit spread as compared with a significant widening of MetLife’s own credit spread in the prior year period. This was partially offset by a favorable change from improving equity markets and decreasing equity volatility. Losses on the freestanding derivatives that hedge these embedded derivative risks substantially offset the change in liabilities attributable to market factors, excluding the adjustment for the change in MetLife’s own credit spread, which is unhedged.

Income from continuing operations, net of income tax, for the first quarter of 2010 includes $19 million of expenses related to the pending acquisition of Alico. This expense, which primarily consisted of investment banking and legal fees, is recorded in Banking, Corporate & Other. This expense is not included as a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $703 million to $834 million in the first quarter of 2010 from $131 million in the comparable 2009 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended March 31, 2010

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$289	$180	$256	$71	$111	$(74)	$833
Less: Net investment gains (losses)	33	101	(5)	(1)	(29)	(27)	72
Less: Other adjustments to continuing operations (1)	(47)	(69)	50	—	(35)	(20)	(121)
Less: Provision for income tax expense (benefit)	5	(11)	(17)	—	24	17	18

Operating earnings	$298	$159	$228	$72	$151	(44)	864

Less: Preferred stock dividends						30	30

Operating earnings available to common shareholders						$(74)	$834

Three Months Ended March 31, 2009

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$(573)	$(142)	$(439)	$96	$435	$38	$(585)
Less: Net investment gains (losses)	(1,036)	150	(809)	31	454	304	(906)
Less: Other adjustments to continuing operations (1)	(82)	(185)	37	—	(1)	(10)	(241)
Less: Provision for income tax expense (benefit)	390	11	268	(11)	(149)	(108)	401

Operating earnings	$155	$(118)	$65	$76	$131	(148)	161

Less: Preferred stock dividends						30	30

Operating earnings available to common shareholders						$(178)	$131

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended March 31, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$6,562	$1,493	$2,235	$764	$1,593	$543	$13,190
Less: Net investment gains (losses)	33	101	(5)	(1)	(29)	(27)	72
Less: Adjustments related to net investment gains (losses)	(1)	—	—	—	—	—	(1)
Less: Other adjustments to revenues (1)	(35)	(65)	50	—	(13)	114	51

Total operating revenues	$6,565	$1,457	$2,190	$765	$1,635	$456	$13,068

Total expenses	$6,117	$1,217	$1,839	$676	$1,447	$703	$11,999
Less: Adjustments related to net investment gains (losses)	10	4	—	—	—	—	14
Less: Other adjustments to expenses (1)	1	—	—	—	22	134	157

Total operating expenses	$6,106	$1,213	$1,839	$676	$1,425	$569	$11,828

Three Months Ended March 31, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$5,176	$1,261	$772	$802	$1,580	$623	$10,214
Less: Net investment gains (losses)	(1,036)	150	(809)	31	454	304	(906)
Less: Adjustments related to net investment gains (losses)	(6)	—	—	—	—	—	(6)
Less: Other adjustments to revenues (1)	(24)	(50)	37	—	25	(1)	(13)

Total operating revenues	$6,242	$1,161	$1,544	$771	$1,101	$320	$11,139

Total expenses	$6,059	$1,478	$1,448	$672	$940	$579	$11,176
Less: Adjustments related to net investment gains (losses)	59	135	—	—	—	—	194
Less: Other adjustments to expenses (1)	(7)	—	—	—	26	9	28

Total operating expenses	$6,007	$1,343	$1,448	$672	$914	$570	$10,954

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

The improvement in the financial markets which began in the latter part of 2009 and continued into 2010, was a key driver of the increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees as well as lower amortization of DAC, VOBA and DSI.

A $662 million increase in net investment income was primarily the result of increasing yields. The improvement in yields increased net investment income by $637 million and growth in average invested assets increased net investment income by $25 million. The increase in yields resulted from the effects of improving equity markets, which began in the latter part of 2009, and stabilizing real estate markets, which began in the first quarter of 2010. In light of these improving market conditions, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments. The impact of the improvement in yields was concentrated in other limited partnership interests, real estate joint ventures and fixed maturity securities. Since many of our products are interest spread-based, higher investment income is typically offset by higher interest credited expense. However, since a large portion of our crediting rates can move consistent with the underlying market indices (for example, London Inter-Bank Offer Rate (“LIBOR”)), interest credited has decreased compared to the first quarter of 2009 despite the increase in net investment income, most notably for our funding agreement products. The increase in interest credited expense attributable to business growth was more than offset by the impact of declining crediting rates.

The financial market improvement was a key factor in the determination of our expected future gross profits, the increase of which triggered a decrease of $114 million in DAC, VOBA and DSI amortization, most significantly in the Retirement Products segment. The prior year period had an unusually high level of such amortization as a result of the economic conditions at that time. The increase in our expected future gross profits stemmed primarily from an increase in the market value of our separate account balances, which is attributable, in part, to the improving financial markets. The increase in separate account balances resulted in higher policy fee income of $114 million. The financial market conditions also resulted in a $46 million increase in net guaranteed annuity benefit costs in our Retirement Products segment, as increased hedging losses were only partially offset by lower guaranteed benefit costs. As mortgage interest rates increased and the level of mortgage refinancing moderated in 2010, a $6.4 billion decline in residential mortgage loan production resulted in a $45 million decrease in operating earnings, $11 million of which is reflected in net investment income. This was partially offset by a $15 million increase in operating earnings from a $22.5 billion increase in the serviced residential mortgage loan portfolio, consistent with the high level of mortgage refinancing experienced in 2009.

A lower effective tax rate provided an increased benefit of $95 million from the first quarter of 2009. This benefit was the result of increased utilization of tax preferenced investments, which provide tax credits and deductions. This benefit was largely offset by a $75 million charge related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The federal government currently provides a subsidy, on a tax-free basis that provides certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Health Care Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted.

The $57 million increase in other expenses was primarily due to our International businesses, which stemmed from the impact of a benefit recorded in the prior year period related to the pesification in Argentina as well as business growth in the segment. The prior period benefit was largely due to a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina resulting in a liability release. These increases were partially offset by the positive impact of our Operational Excellence initiative, which was reflected in lower information technology, professional services and printing and postage expenses. In addition, lower variable expenses, such as commissions, resulted in a decrease in other expenses. Also partially offsetting the increase in operating earnings available to common shareholders, was a $27 million decrease in DAC capitalization compared to the prior year period.

Insurance Products

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,323	$4,201	$122	2.9%
Universal life and investment-type product policy fees	549	583	(34)	(5.8)%
Net investment income	1,504	1,281	223	17.4%
Other revenues	189	177	12	6.8%

Total operating revenues	6,565	6,242	323	5.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,847	4,748	99	2.1%
Interest credited to policyholder account balances	234	231	3	1.3%
Capitalization of DAC	(206)	(206)	—	—%
Amortization of DAC and VOBA	239	210	29	13.8%
Interest expense	—	1	(1)	(100.0)%
Other expenses	992	1,023	(31)	(3.0)%

Total operating expenses	6,106	6,007	99	1.6%

Provision for income tax expense (benefit)	161	80	81	101.3%

Operating earnings	$298	$155	$143	92.3%

Unless otherwise stated, all amounts are net of income tax.

The improvement in the global financial markets, which began in the latter part of 2009 and continued into 2010, positively impacted operating earnings for our Insurance Products segment, as evidenced by a significant increase in net investment income. However, high levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls challenged growth. In addition, general economic conditions negatively impacted revenues, resulting in essentially flat revenues in our non-medical health and individual life businesses.

The significant components of the $143 million increase in operating earnings were the aforementioned improvement in net investment income and the impact of a reduction in dividends to certain policyholders, partially offset by net unfavorable claims experience across several of our businesses. Group life had favorable mortality experience this quarter, which was more than offset by the unfavorable mortality experience in the traditional life business coupled with the impact of a higher benefit ratio in our non-medical health business. This elevated benefit ratio was largely driven by higher, but stabilizing, dental benefit utilization and the combined impact of an increase in incidence and lower recoveries in our disability business.

The increase in net investment income of $145 million was due to a $101 million increase from higher yields and a $44 million increase from growth in average invested assets. Yields were positively impacted by the effects of improving financial markets on several invested asset classes, primarily other limited partnership interests and real estate joint ventures; a slight increase in yields on fixed maturity securities reflected the continued repositioning of the accumulated liquidity and short duration structured securities to longer duration U.S. Treasury, agency and government guaranteed securities and corporate fixed maturity securities. The equity market recovery, which began in the second half of 2009, and real estate market stabilization, which began in the first quarter of 2010, led to improved yields on other limited partnership interests and real estate joint ventures. The growth in the average invested asset base was from an increase in net flows from our individual life, non-medical health, and group life businesses and was primarily invested in fixed maturity securities. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of corporate fixed maturity securities, mortgage loans, structured finance securities (comprised of mortgage and asset-backed securities), and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets to provide additional diversification and opportunity for long-term yield enhancement.

The dividend scale reduction in the fourth quarter of 2009 resulted in a $30 million decrease in policyholder dividends in the traditional life business in the current period. This benefit was offset by net unfavorable claim experience across several of our businesses. This result stemmed primarily from higher incidence and severity of group and individual disability claims and higher benefit utilization in our dental business. We also experienced unfavorable mortality in our individual life business. This unfavorable experience was somewhat offset by favorable mortality results in our group life business and an improvement in morbidity results in our long term care business.

Other expenses decreased $20 million predominantly from declines in information technology, rent, printing and postage and professional services which includes the positive impact of our Operational Excellence initiative. Partially offsetting this reduction was an increase in variable expenses, such as commissions, a portion of which is offset by DAC capitalization. The decrease in other expenses was almost entirely offset by an increase in DAC amortization. This increase was primarily attributable to the impact of higher current period gross margins in the closed block, partially offset by the favorable impact from the improvement in the global financial markets.

Retirement Products

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$123	$152	$(29)	(19.1)%
Universal life and investment-type product policy fees	513	356	157	44.1%
Net investment income	773	623	150	24.1%
Other revenues	48	30	18	60.0%

Total operating revenues	1,457	1,161	296	25.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	354	325	29	8.9%
Interest credited to policyholder account balances	406	402	4	1.0%
Capitalization of DAC	(234)	(329)	95	28.9%
Amortization of DAC and VOBA	133	326	(193)	(59.2)%
Other expenses	554	619	(65)	(10.5)%

Total operating expenses	1,213	1,343	(130)	(9.7)%

Provision for income tax expense (benefit)	85	(64)	149	232.8%

Operating earnings	$159	$(118)	$277	234.7%

Unless otherwise stated, all amounts are net of income tax.

During the first quarter of 2010, overall annuity sales have decreased 40% when compared to the first quarter of 2009 as the fixed annuity sales decline was partially offset by a slight increase in sales of our variable annuity products. The financial market turmoil in early 2009 resulted in extraordinarily high sales of fixed annuity products in the first quarter of 2009. The high sales level was not expected to continue after the financial markets returned to more stable levels. Surrender rates for both variable and fixed annuities remained low as our customers continue to value our products compared to other alternatives in the marketplace. Separate account balances are $29 billion higher than the previous year, driven by higher variable annuity sales and favorable investment performance resulting from strong market conditions. This resulted in higher policy fees and other revenues which are based on daily asset balances in the policyholder separate accounts.

The improvement in the financial markets was the primary driver of the $277 million increase in operating earnings, with the largest impacts resulting from a decrease in DAC, VOBA and DSI amortization of $138 million and a $114 million increase in policy fees and other revenues. During the first quarter of 2009, results reflected increased, or accelerated, amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined significantly in the first quarter of 2009, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization. In 2010, the increase in market value of our separate account balances was due to improved market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization and higher policy fee and other revenues.

Also contributing to the increase in operating earnings was an increase in net investment income of $98 million, consisting of a $132 million increase from higher yields and a $34 million decrease from a decline in average invested assets. The increase in yields was primarily due to the continued repositioning of the accumulated liquidity in the portfolio to longer duration, higher yielding assets, particularly investment-grade corporate fixed maturity securities. Yields were also positively impacted by the effects of improving economic conditions and the recovering financial markets on several invested asset classes, primarily other limited partnership interests and real estate joint ventures. The decrease in average invested assets was due to negative general account cash flows as more customers elected to transfer funds into the separate account over the past nine months as market conditions improved. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests and real estate joint ventures, in order to provide additional diversification and opportunity for long-term yield enhancement. Growth in our fixed rate annuity policyholder account balances, mainly due to compounding interest, increased interest credited expense by $14 million in 2010, partially offset by lower average crediting rates which decreased interest credited expense by $9 million.

Operating earnings were negatively impacted by $46 million of losses related to the hedging programs for variable annuity minimum death and income benefit guarantees, which are not embedded derivatives, partially offset by a decrease in the liability established for these variable annuity guarantees. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, improvements in the equity markets, and higher interest rates produced losses on these hedging strategies in the current period. These hedging strategies, which are a key part of our risk management, performed as anticipated and somewhat offset a decrease in annuity guarantee benefit liabilities, which was primarily due to the improvement in the equity markets.

Other expenses decreased by $42 million primarily due to lower variable expenses, such as commissions, as well as declines in information technology, printing and postage travel, and professional services, all of which were largely due to our Operational Excellence initiative. The favorable impact of the reduction in other expenses was more than offset by a decrease in DAC capitalization.

Corporate Benefit Funding

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$801	$324	$477	147.2%
Universal life and investment-type product policy fees	55	40	15	37.5%
Net investment income	1,270	1,111	159	14.3%
Other revenues	64	69	(5)	(7.2)%

Total operating revenues	2,190	1,544	646	41.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,362	879	483	54.9%
Interest credited to policyholder account balances	355	459	(104)	(22.7)%
Capitalization of DAC	(8)	(2)	(6)	(300.0)%
Amortization of DAC and VOBA	4	5	(1)	(20.0)%
Interest expense	2	2	—	—%
Other expenses	124	105	19	18.1%

Total operating expenses	1,839	1,448	391	27.0%

Provision for income tax expense (benefit)	123	31	92	296.8%

Operating earnings	$228	$65	$163	250.8%

Unless otherwise stated, all amounts are net of income tax.

Corporate Benefit Funding benefited in the first quarter of 2010 as a flight to quality continued to help increase our market share, especially in the structured settlement business, where we experienced a 60% increase in premiums. In addition, an improvement in the economic environment has led to an increase in annuity purchases, and as a result, premiums in our income annuities business have doubled. Our pension closeout business in the United Kingdom continues to expand and we experienced premium growth in the first quarter of 2010 of $291 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans being under funded, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. Our customers’ plans funded status may be affected by a variety of factors, including the ongoing phased implementation of the Pension Protection Act of 2006. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

Recent economic conditions contributed to a lower demand for several of our investment-type products. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Our funding agreement products, primarily the LIBOR-based contracts, experienced the most significant impact from the volatile financial market conditions, as evidenced by a $3.3 billion decrease in policyholder account balances due to scheduled maturities and a lack of new issuances. As companies seek greater liquidity, investment managers are refraining from purchasing new contracts with us when they mature and are opting for more liquid investments. The improvement in the financial markets positively impacted the demand for global guaranteed interest contracts, a type of funding agreement, as issuances in the first quarter of 2010 were more than half of all 2009 issuances.

The primary driver of the $163 million increase in operating earnings was higher net investment income of $103 million reflecting a $144 million increase from higher yields and a $41 million decrease from a reduction in average invested assets. Yields were positively impacted by the effects of improving economic conditions and the recovering financial markets on several invested asset classes, primarily other limited partnership interests, fixed maturity securities and real estate joint ventures. The increased yields were partially offset by decreased yields on fixed maturity securities due to the reinvestment of accumulated liquidity in 2009 when market yields were lower. The decrease in average invested assets was driven by the maturing of certain funding agreements which were not replaced by new issuances. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury, agency and government guaranteed securities and, to a lesser extent, certain other invested asset classes including other limited partnership interests and real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. For our shorter-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these investments have moved consistent with the underlying market indices, primarily LIBOR and U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $68 million, primarily related to the funding agreement business as a result of lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the first quarter of 2009. Interest credited related to the structured settlement and closeouts businesses increased $9 million as a result of the increase in the average policyholder liabilities.

Other expenses increased $12 million primarily due to higher variable expenses, such as commissions, a portion of which was offset by DAC capitalization. This increase was partially offset by a decrease in information technology and professional services expenses, both of which were largely due to our Operational Excellence initiative.

Auto & Home

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$714	$722	$(8)	(1.1)%
Net investment income	53	40	13	32.5%
Other revenues	(2)	9	(11)	(122.2)%

Total operating revenues	765	771	(6)	(0.8)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	494	479	15	3.1%
Capitalization of DAC	(104)	(104)	—	—%
Amortization of DAC and VOBA	107	110	(3)	(2.7)%
Other expenses	179	187	(8)	(4.3)%

Total operating expenses	676	672	4	0.6%

Provision for income tax expense (benefit)	17	23	(6)	(26.1)%

Operating earnings	$72	$76	$(4)	(5.3)%

Unless otherwise stated, all amounts are net of income tax.

The declining housing market, the deterioration of the new auto sales market and the lack of consumer credit availability, all of which negatively impacted Auto & Home in 2009, began to moderate in the first quarter of 2010. Sales of new policies increased in the first quarter of 2010 compared to the same period in 2009 for both the auto and homeowners lines of business. However, new sales were not sufficient to offset the impact of policies that were not renewed resulting in a slight decrease in earned exposures which caused a decline in premiums for auto, slightly offset by an increase in premiums for the homeowners line of business. Average premiums per policy for the first quarter of 2010 were essentially unchanged when compared to 2009.

Unfavorable claim experience was the primary driver of the $4 million decrease in operating earnings. We recorded $12 million less of a benefit in the first quarter of 2010 from favorable development of prior year non-catastrophe losses; catastrophe-related losses increased by $5 million compared to the first quarter of 2009. The negative impact of these items was partially offset by a $7 million decrease in current period claim costs driven primarily by lower claim frequency in both our auto and homeowners lines of business, somewhat offset by higher severities in our auto line. In the first quarter of 2010, we experienced a slight decline in insured exposures, which contributed $2 million to the decrease in operating earnings. While this decrease in exposures had a positive impact on the amount of claims, it was more than offset by the negative impact on premiums.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 88.8% in 2010 from 88.1% in 2009 and the unfavorable change in the combined ratio, including catastrophes, to 94.1% in 2010 from 92.4% in 2009.

A $7 million decrease in other expenses, including the net change in DAC, partially offset the declines in operating earnings discussed above. The decrease in expenses resulted from lower compensation-related expenses, a decrease in sales-related expenses and from minor fluctuations in a number of expense categories.

An $8 million increase in net investment income also partially offset the declines in operating earnings discussed above. Net investment income was higher primarily as a result of an increase of $5 million due to improved yields and a $3 million increase from an increase in average invested assets.

In addition, the write-off of an equity interest in a mandatory state underwriting pool required by a change in legislation drove a $7 million decrease in other revenues.

International

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$893	$721	$172	23.9%
Universal life and investment-type product policy fees	291	210	81	38.6%
Net investment income	450	168	282	167.9%
Other revenues	1	2	(1)	(50.0)%

Total operating revenues	1,635	1,101	534	48.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	838	548	290	52.9%
Interest credited to policyholder account balances	151	78	73	93.6%
Capitalization of DAC	(192)	(145)	(47)	(32.4)%
Amortization of DAC and VOBA	105	95	10	10.5%
Interest expense	1	2	(1)	(50.0)%
Other expenses	522	336	186	55.4%

Total operating expenses	1,425	914	511	55.9%

Provision for income tax expense (benefit)	59	56	3	5.4%

Operating earnings	$151	$131	$20	15.3%

Unless otherwise stated, all amounts are net of income tax and at constant foreign currency exchange rates.

An improvement in the global financial markets has contributed to a recovery of sales in most of our International regions and has resulted in improved investment performance in some regions during the first quarter of 2010. Excluding Japan, sales in our Asia Pacific region are up 42% primarily due to higher fixed annuity and variable universal life sales. In Japan, sales are down 51%, primarily due to lower annuity sales reflecting current market trends. Our Latin America region experienced notable growth in Chile and Mexico. Higher fixed annuity sales in Chile improved premiums, fees and other revenues by $40 million, or 40%, before income tax. Growth in the pension and universal life businesses in Mexico increased premiums, fees and other revenues by $19 million, or 6%, before income tax. Our EMEI region benefited from increased sales of traditional life products in India which resulted in a $22 million, or 77%, increase in premiums, fees and other revenues, before income tax.

The increase in operating earnings includes the positive impact of changes in foreign currency exchange rates in the first quarter of 2010. This improved operating earnings by $12 million for the first quarter of 2010 relative to the first quarter of 2009. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $8 million, or 6%, from the prior period. This increase was primarily driven by higher core operating earnings in the Latin America and Asia Pacific regions, partially offset by the impact of pesification in Argentina and a change in the foreign controlled tax provision.

Asia Pacific Region.  Improving financial market conditions was the primary driver of the $45 million increase in operating earnings. Net investment income in the region increased by $52 million primarily due to an increase of $38 million from the change in results of operating joint ventures, $9 million from asset growth in our investment portfolio and an increase of $3 million as a result of higher yields. The increase in net investment income due to a higher asset base was primarily due to business growth. The Asia Pacific region was also negatively impacted by $5 million from the non-renewal of a foreign-controlled corporate tax provision.

In Japan, operating earnings improved by $49 million ($33 million of which is attributable to an operating joint venture which was included in the discussion above) due to favorable investment results, lower amortization of DAC and VOBA, and growth in the reinsurance business. Favorable investment results were due to higher income of $32 million on the trading securities portfolio, stemming from equity markets experiencing some recovery in the first quarter of 2010. The decrease in DAC and VOBA amortization was primarily due to an increase in the market value of the joint venture’s separate account balances, which is directly tied to the improving financial markets. A factor that determines the amount of DAC and VOBA amortization is expected future fees earned on separate account balances. Since the market value of separate account balances have increased, it is expected that future earnings on this block of business will be higher than previously anticipated. As a result, the amortization of DAC and VOBA was less in the current period. Japan also benefited from the impact of a smaller increase in the liability for our variable annuity guarantees in the first quarter of 2010. The prior year period change in the liability was primarily due to a decrease in separate account balances. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize DAC. Because separate account balances had positive returns relative to the prior year period, 2010 estimates of future benefits increased by a smaller amount than in the prior year period.

Latin America Region.  The $40 million decrease in operating earnings was primarily driven by pesification in Argentina which favorably impacted reported earnings by $95 million in the first quarter of 2009. This prior year period benefit was largely due to a liability release resulting from a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina. The Latin America region was also negatively impacted by $8 million in the current quarter by non-renewal of a foreign-controlled corporate tax provision. These items more than offset the positive impact from business growth in Mexico and Chile which increased operating earnings by $19 million. In addition, Mexico’s operating earnings benefited from a $34 million decrease in net income tax due to the unfavorable impact in the first quarter of 2009 of a change in assumption regarding the repatriation of earnings.

Net investment income in the region increased by $96 million primarily due to increases of $84 million from inflation, $8 million due to an increase in average invested assets and $6 million due to gains in the trading securities portfolio, partially offset by a decline of $1 million due to lower yields. The increase in inflation, primarily in Chile and Argentina, is largely offset by an increase of $77 million in the related insurance liabilities due to higher inflation.

Banking, Corporate & Other

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$—	$2	$(2)	(100.0)%
Net investment income	243	51	192	376.5%
Other revenues	213	267	(54)	(20.2)%

Total operating revenues	456	320	136	42.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(5)	—	(5)	—%
Interest credited to bank deposits	39	43	(4)	(9.3)%
Interest expense	261	240	21	8.8%
Other expenses	274	287	(13)	(4.5)%

Total operating expenses	569	570	(1)	(0.2)%

Provision for income tax expense (benefit)	(69)	(102)	33	32.4%

Operating earnings	(44)	(148)	104	70.3%
Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$(74)	$(178)	$104	58.4%

Unless otherwise stated, all amounts are net of income tax.

In 2010, mortgage interest rates increased and the mortgage refinancing market began a return to more moderate levels compared to the unusually high level experienced in 2009 due to the low interest rate environment. Consistent with these market conditions, we experienced a $6.4 billion decline in residential mortgage production during the first quarter of 2010, while our serviced residential mortgage loans increased $22.5 billion. The increase in serviced loans is due to the high production levels in 2009, as well as lower run-off of existing business which was 10.4% in the first quarter of 2010 compared to 25.7% in the first quarter of 2009. The Holding Company completed three debt issuances in 2009 in response to the economic crisis. The Holding Company issued $397 million of floating rate senior notes in March 2009, $1.3 billion of senior notes in May 2009, and $500 million of junior subordinated debt securities in July 2009. In February 2009, in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005, the Holding Company issued common stock for $1.0 billion. The proceeds from these equity and debt issuances were used for general corporate purposes and have resulted in increased investments and cash and cash equivalents held within Banking, Corporate & Other.

Operating earnings available to common shareholders improved by $104 million, primarily due to an increase in net investment income.

Net investment income increased $125 million, which was due to increases of $99 million from higher yields and $26 million from an increase in average invested assets. Consistent with the consolidated results of operations net investment income discussion above, yields were positively impacted by improving equity markets and stabilizing real estate markets, primarily within other limited partnership interests and real estate joint ventures. The increased average invested asset base was due to cash flows from debt issuances during 2009 and an increase in excess capital from the segments. Our investments primarily include structured finance securities, investment grade corporate fixed maturity securities, U.S. Treasury, agency and government guaranteed fixed maturity securities and mortgage loans. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures and equity securities.

Banking, Corporate & Other also benefited from a lower effective tax rate. The lower effective tax rate provided an increased benefit of $95 million from the first quarter of 2009. This benefit was the result of increased utilization of tax preferenced investments, which provide tax credits and deductions. This benefit was largely offset by a $75 million charge related to the Health Care Act. The federal government currently provides a Medicare Part D subsidy. The Health Care Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted.

The $6.4 billion decline in residential mortgage loan production resulted in a $45 million decrease in operating earnings, $11 million of which is reflected in net investment income. This was partially offset by a $15 million increase in operating earnings from the $22.5 billion increase in the serviced residential mortgage loan portfolio.

Interest expense increased $14 million as a result of the debt issuances in 2009, partially offset by rate reductions on variable rate collateral financing arrangements. During the first quarter of 2010, the Holding Company made a $26 million contribution to MetLife Foundation, while no contribution was made in the first quarter of 2009. These higher expenses were partially offset by a $14 million reduction in costs associated with our Operational Excellence initiative.

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

Current Environment.  Precipitated by housing sector weakness and severe market dislocations, the U.S. economy entered its worst post-war recession in January 2008. Most economists believe this recession ended in the third of quarter 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010. However, the recovery has been slow, and the unemployment rate is expected to remain high for some time. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. The Company’s sovereign debt exposure to Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region”, was approximately $38 million with no sovereign debt exposure to Portugal as of March 31, 2010.

In the first quarter of 2010, the net unrealized loss position on fixed maturity and equity securities improved from a net unrealized loss of $2.2 billion at December 31, 2009 to a net unrealized gain of $1.5 billion at March 31, 2010 from continued improvement in market conditions, including narrowing of credit spreads reflecting an improvement in liquidity.

  Investment Outlook

Although we anticipate that the volatility in the equity, credit and real estate markets will moderate in 2010, it could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the slow economic recovery, liquidity will be reinvested in a prudent manner and invested according to our ALM discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

Composition of Investment Portfolio and Investment Portfolio Results

The following table illustrates the investment income, investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as investment income for the portfolio as a whole:

	At and for the
	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Fixed Maturity Securities
Yield (1)	5.73%	5.70%
Investment income (2), (3)	$3,134	$2,800
Investment (losses) (3)	$(67)	$(609)
Ending carrying value (2), (3)	$242,331	$192,337
Mortgage Loans
Yield (1)	5.40%	5.32%
Investment income (3), (4)	$672	$680
Investment gains (losses) (3)	$(28)	$(146)
Ending carrying value (3)	$50,371	$53,044
Real Estate and Real Estate Joint Ventures
Yield (1)	(2.11)%	(9.19)%
Investment income (losses)	$(36)	$(172)
Investment gains (losses)	$(22)	$(25)
Ending carrying value	$6,866	$7,381
Policy Loans
Yield (1)	7.04%	6.40%
Investment income	$178	$157
Ending carrying value	$10,146	$9,851
Equity Securities
Yield (1)	3.39%	3.92%
Investment income	$25	$37
Investment gains (losses)	$27	$(269)
Ending carrying value	$3,066	$2,817
Other Limited Partnership Interests
Yield (1)	18.85%	(19.79)%
Investment income (losses)	$265	$(253)
Investment gains (losses)	$(1)	$(97)
Ending carrying value	$5,753	$5,365
Cash and Short-Term Investments
Yield (1)	0.36%	0.48%
Investment income	$13	$36
Investment gains (losses)	$1	$(2)
Ending carrying value (3)	$17,183	$30,320
Other Invested Assets (5)
Investment income	$154	$92
Investment gains (losses)	$101	$233
Ending carrying value	$12,327	$15,130
Total Investments:
Gross investment income yield (1)	5.53%	4.24%
Investment fees and expenses yield	(0.14)%	(0.13)%

Investment Income Yield (3)	5.39%	4.11%

Gross investment income	$4,405	$3,377
Investment fees and expenses	(112)	(103)

Investment Income (3), (6)	$4,293	$3,274

Ending Carrying Value (3)	$348,043	$316,245

Gross investment gains (3)	$400	$571
Gross investment losses (3)	(211)	(535)
Writedowns	(149)	(1,041)

Subtotal	$40	$(1,005)
Derivatives gains (losses)	(29)	90

Investment Gains (Losses) (3), (6)	$11	$(915)
Investment gains (losses) income tax benefit (provision)	(9)	325

Investment Gains (Losses), Net of Income Tax	$2	$(590)

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average of quarterly ending assets exclude collateral received from counterparties associated with the Company’s securities lending program and exclude the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities.

(2)	Fixed maturity securities include $2,765 million and $922 million at estimated fair value of trading securities at March 31, 2010 and 2009, respectively. Fixed maturity securities include $79 million and $17 million of investment income related to trading securities for the three months ended March 31, 2010 and 2009, respectively.

(3)	Ending carrying values, investment income (loss), and investment gains (losses) as presented herein, exclude the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities. The adjustment to investment income and investment gains (losses) in the aggregate are as shown in Note 6 to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by asset class are presented below. Both the invested assets and long-term debt of the consolidated securitization entities are accounted for under the fair value option. The adjustment to investment gains (losses) presented below and in footnote (6) includes the effects of remeasuring both the invested assets and long-term debt.

	At and For the Three Months Ended March 31, 2010
		Impact of
		Consolidated
	As Reported in the	Securitization	Total —
	Yield Table	Entities	GAAP basis
	(In millions)

Trading Securities:
Ending carrying value	$2,765	$274	$3,039
Investment income	$79	$4	$83
Investment gains (losses)	$—	$8	$8
Mortgage Loans:
Ending carrying value	$50,371	$7,065	$57,436
Investment income	$672	$105	$777
Investment gains (losses)	$(28)	$2	$(26)
Cash and short-term investments:
Ending carrying value	$17,183	$38	$17,221
Total cash and invested assets:
Ending carrying value	$348,043	$7,377	$355,420

(4)	Investment income from mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(6)	Investment income (loss) and investment gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income (“NII”), net investment gains (losses) (“NIGL”), and policyholder account balances (“PABs”) to exclude the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities. Such reclassifications are presented in the tables below.

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Investment income — in the above yield table	$4,293	$3,274
Real estate discontinued operations — deduct from NII	(1)	(2)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from NII, add to NIGL	(49)	(31)
Joint venture earnings related to change in fair value of certain liabilities, including effects of own credit, associated hedges of these liabilities, and gains (losses) from sales of investments — add to NII, deduct from NIGL	(5)	20
Incremental net investment income from consolidated securitization entities — add to NII	106	—

Net investment income — GAAP consolidated statements of operations	$4,344	$3,261

Investment gains (losses) — in the above yield table	$11	$(915)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to NIGL, deduct from NII	49	31
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to NIGL, deduct from interest credited to PABs	(3)	(2)
Joint venture earnings related to change in fair value of certain liabilities, including effects of own credit, associated hedges of these liabilities, and gains (losses) from sales of investments — add to NII, deduct from NIGL	5	(20)
Investment gains (losses) related to consolidated securitization entities — add to NIGL	10	—

Net investment gains (losses) — GAAP consolidated statements of operations	$72	$(906)

See “— Consolidated Results of Operations — Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009 — Revenues and Expenses — Net Investment Income and Net Investment Gains (Losses)” for an analysis of the period over period changes in net investment income and net investment gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $239.6 billion and $227.6 billion, or 67% of total cash and invested assets at estimated fair value, at both March 31, 2010 and December 31, 2009. Publicly-traded fixed maturity securities represented $203.7 billion and $191.4 billion, or 85% and 84% of total fixed maturity securities at estimated fair value, at March 31, 2010 and December 31, 2009, respectively. Privately placed fixed maturity securities represented $35.9 billion and $36.2 billion, or 15% and 16% of total fixed maturity securities at estimated fair value, at March 31, 2010 and December 31, 2009, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.1 billion, or 0.9% of total cash and invested assets at estimated fair value, at both March 31, 2010 and December 31, 2009. Publicly-traded equity securities represented $2.1 billion and $2.1 billion, or 67% and 68% of total equity securities at estimated fair value, at March 31, 2010 and December 31, 2009, respectively. Privately-held equity securities represented $1.0 billion and $1.0 billion, or 33% and 32% of total equity securities at estimated fair value, at March 31, 2010 and December 31, 2009, respectively.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” in the 2009 Annual Report for a general discussion of the process we use to value securities; a general discussion of the process we use to determine the placement of securities in the fair value hierarchy; a general discussion of valuation techniques and inputs used; and a general discussion of the controls systems for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible; including our review of liquidity, the volume and level of trading activity, and identifying transactions that are not orderly.

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	March 31, 2010
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$14,550	6.1%	$496	16.2%

Independent pricing source	179,811	75.1	460	15.0
Internal matrix pricing or discounted cash flow techniques	28,148	11.7	943	30.7

Significant other observable inputs (Level 2)	207,959	86.8	1,403	45.7

Independent pricing source	7,677	3.2	989	32.3
Internal matrix pricing or discounted cash flow techniques	6,512	2.7	122	4.0
Independent broker quotations	2,868	1.2	56	1.8

Significant unobservable inputs (Level 3)	17,057	7.1	1,167	38.1

Total estimated fair value	$239,566	100.0%	$3,066	100.0%

	March 31, 2010
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$67,794	$6,339	$74,133
Residential mortgage-backed securities (“RMBS”)	—	41,053	1,927	42,980
Foreign corporate securities	—	34,727	5,378	40,105
U.S. Treasury, agency and government guaranteed securities	14,278	16,427	36	30,741
Commercial mortgage-backed securities (“CMBS”)	—	16,270	225	16,495
Asset-backed securities (“ABS”)	—	11,069	2,823	13,892
Foreign government securities	272	12,670	222	13,164
State and political subdivision securities	—	7,938	101	8,039
Other fixed maturity securities	—	11	6	17

Total fixed maturity securities	$14,550	$207,959	$17,057	$239,566

Equity Securities:
Common stock	$496	$961	$159	$1,616
Non-redeemable preferred stock	—	442	1,008	1,450

Total equity securities	$496	$1,403	$1,167	$3,066

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2010 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (90.4%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and RMBS.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan RMBS and less liquid prime RMBS, below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended March 31, 2010, Level 3 fixed maturity securities decreased by $133 million, or 0.8%. Decreases from transfers out and net sales in excess of purchases were partially offset by the increase in estimated fair value recognized in other comprehensive income (loss). The transfers out of Level 3 are described in the discussion following the rollforward table below. Net sales in excess of purchases of fixed maturity securities were concentrated in U.S. corporate securities. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving market conditions including the narrowing of credit spreads reflecting an improvement in liquidity coupled with the effect of slight decrease in interest rates on such securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2010 is as follows:

	Three Months
	Ended
	March 31, 2010
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, beginning of period	$17,190	$1,240
Total realized/unrealized gains (losses) included in:
Earnings	12	1
Other comprehensive income (loss)	619	23
Purchases, sales, issuances and settlements	(157)	(92)
Transfers in and/or out of Level 3	(607)	(5)

Balance, end of period	$17,057	$1,167

An analysis of transfers in and/or out of Level 3 for the three months ended March 31, 2010 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of ($3) million and other comprehensive income (loss) of $13 million respectively, were incurred for transfers subsequent to their transfer to Level 3, for the three months ended March 31, 2010.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were ($607) million for the three months ended March 31, 2010, and was comprised of transfers in of $276 million and transfers out of ($883) million, respectively.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 fixed maturity and equity securities for the three months ended March 31, 2010 are summarized as follows:

During the three months ended March 31, 2010, fixed maturity securities transfers into Level 3 of $276 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and U.S. and foreign corporate securities.

During the three months ended March 31, 2010, fixed maturity securities transfers out of Level 3 of $883 million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

See “Fair Value — Assets and Liabilities Measured at Fair Value — Recurring Fair Value Measurements — Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” The NAIC ratings are generally similar to the rating agency designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s Investors Service (“Moody’s”) or rated “BBB” or better by Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

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

All below investment grade, non-income producing and NAIC (i.e., NAIC 1) amounts and percentages presented herein, are based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries are presented based on final ratings from the revised NAIC rating methodology which became effective

December 31, 2009 (which may not correspond to rating agency designations). Whereas, all rating agency (i.e., Aaa/AAA) amounts or percentages presented herein are without adjustment for the revised NAIC methodology which became effective December 31, 2009.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2010			December 31, 2009
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$158,448	$160,030	66.8%	$151,391	$151,136	66.4%
2	Baa	57,317	59,061	24.6	55,508	56,305	24.7
3	Ba	12,794	12,105	5.1	13,184	12,003	5.3
4	B	7,787	6,937	2.9	7,474	6,461	2.9
5	Caa and lower	1,534	1,282	0.5	1,809	1,425	0.6
6	In or near default	181	151	0.1	343	312	0.1

	Total fixed maturity securities	$238,061	$239,566	100.0%	$229,709	$227,642	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent ratings of the NAIC, that each designation is comprised of at March 31, 2010 and December 31, 2009:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at March 31, 2010
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$32,315	$31,089	$6,623	$3,481	$543	$82	$74,133
RMBS	37,534	1,746	1,997	1,358	336	9	42,980
Foreign corporate securities	17,649	18,627	2,070	1,478	263	18	40,105
U.S. Treasury, agency and government guaranteed securities	30,741	—	—	—	—	—	30,741
CMBS	16,205	177	77	22	14	—	16,495
ABS	12,340	1,017	266	155	72	42	13,892
Foreign government securities	6,145	5,560	1,031	428	—	—	13,164
State and political subdivision securities	7,101	834	41	9	54	—	8,039
Other fixed maturity securities	—	11	—	6	—	—	17

Total fixed maturity securities	$160,030	$59,061	$12,105	$6,937	$1,282	$151	$239,566

Percentage of total	66.8%	24.6%	5.1%	2.9%	0.5%	0.1%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2009
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,848	$30,266	$6,319	$2,965	$616	$173	$72,187
RMBS	38,464	1,563	2,260	1,391	339	3	44,020
Foreign corporate securities	16,678	17,393	2,067	1,530	281	81	38,030
U.S. Treasury, agency and government guaranteed securities	25,447	—	—	—	—	—	25,447
CMBS	15,000	434	152	22	14	—	15,622
ABS	11,573	1,033	275	124	117	40	13,162
Foreign government securities	5,786	4,841	890	415	—	15	11,947
State and political subdivision securities	6,337	765	40	8	58	—	7,208
Other fixed maturity securities	3	10	—	6	—	—	19

Total fixed maturity securities	$151,136	$56,305	$12,003	$6,461	$1,425	$312	$227,642

Percentage of total	66.4%	24.7%	5.3%	2.9%	0.6%	0.1%	100.0%

Fixed Maturity and Equity Securities Available-for-Sale.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables summarizing the cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of fixed maturity and equity securities on a sector basis, and selected information about certain fixed maturity securities held by the Company that were below investment grade or non-rated, non-income producing, credit enhanced by financial guarantor insurers — by sector, and the ratings of the financial guarantor insurers providing the credit enhancement at March 31, 2010 and December 31, 2009.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any significant concentrations of credit risk in its equity securities portfolio of any single issuer greater than 10% of the Company’s stockholders’ equity at March 31, 2010 and December 31, 2009.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.   See “Investments— Fixed Maturity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — Summary” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of the concentrations of credit risk related to fixed maturity securities holdings.

Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of the total investments. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at March 31, 2010 and December 31, 2009.

Structured Securities.  The following table presents the types and portion rated Aaa/AAA, and portion rated NAIC 1 for RMBS and ABS backed by sub-prime mortgage loans, of structured securities the Company held at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

RMBS	$42,980	58.6%	$44,020	60.5%
CMBS	16,495	22.5	15,622	21.4
ABS	13,892	18.9	13,162	18.1

Total structured securities	$73,367	100.0%	$72,804	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$37,308	86.8%	$35,626	80.9%
RMBS rated NAIC 1	$37,534	87.3%	$38,464	87.4%
CMBS rated Aaa/AAA	$15,364	93.1%	$13,355	85.5%
ABS rated Aaa/AAA	$10,526	75.8%	$9,354	71.1%
ABS rated NAIC 1	$12,340	88.8%	$11,573	87.9%

RMBS.   See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the Company’s RMBS holdings by security type and risk profile at March 31, 2010 and December 31, 2009.

The majority of the Company’s RMBS were rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority were rated NAIC 1 by the NAIC at March 31, 2010 and December 31, 2009, as presented above. Effective December 31, 2009, the NAIC adopted a revised rating methodology for non-agency RMBS based on the NAIC’s estimate of expected losses from non-agency RMBS. The majority of the Company’s agency RMBS were guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association (“GNMA”). Non-agency RMBS includes prime and alternative residential mortgage loans (“Alt-A”) RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At March 31, 2010 and December 31, 2009, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 89% and 90% at March 31, 2010 and December 31, 2009, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its exposure to RMBS that are considered temporarily impaired, the Company continues to expect to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy. See “Investments — Fixed Maturity Securities Available-for-Sale — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, portion rated NAIC 1 by the NAIC, and portion of holdings that are backed by fixed rate collateral or hybrid ARMs at March 31, 2010 and December 31, 2009. Vintage year refers to the year of origination and not to the year of purchase. Based upon the analysis of the Company’s exposure to RMBS, including Alt-A RMBS, that are considered temporarily impaired, the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors have caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels. However, in the three months ended March 31, 2010, market conditions improved, credit spreads narrowed and unrealized losses decreased from 6% to 1% of cost or amortized cost from December 31, 2009 to March 31, 2010. Based upon the analysis of the Company’s exposure to CMBS that are considered temporarily impaired the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

The Company’s holdings in CMBS were $16.5 billion and $15.6 billion, at estimated fair value at March 31, 2010 and December 31, 2009, respectively. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the cost or amortized cost and estimated fair value, rating distribution by Moody’s, S&P or Fitch, and holdings by vintage year of such securities held by the Company at March 31, 2010 and December 31, 2009. The Company had no exposure to CMBS index securities at March 31, 2010 or December 31, 2009. The Company’s holdings of commercial real estate collateralized debt obligations securities were $116 million and $111 million at estimated fair value at March 31, 2010 and December 31, 2009, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 28% at both March 31, 2010 and December 31, 2009. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of CMBS by rating agency designation and by vintage year at March 31, 2010 and December 31, 2009.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s ABS by collateral type, portion rated Aaa/AAA and portion credit enhanced held by the Company at March 31, 2010 and December 31, 2009.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in 2009, market conditions improved, credit spreads narrowed and unrealized losses decreased from 36% to 32% of cost or amortized cost from December 31, 2009 and March 31, 2010. Based upon the analysis of the Company’s sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

See “Investments— Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year at March 31, 2010 and December 31, 2009.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,071 million and $1,044 million, respectively, and unrealized losses of $507 million and $593 million, respectively, at March 31, 2010 and December 31, 2009, respectively. Approximately 68% of this portfolio was rated Aa or better, of which 96% was in vintage year 2005 and prior at March 31, 2010. Approximately 61% of this portfolio was rated Aa or better, of which 91% was in vintage year 2005 and prior at December 31, 2009. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,071 million and $1,044 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities at March 31, 2010 and December 31, 2009, respectively. The NAIC rating distribution of the Company’s ABS supported by sub-prime mortgage loans at March 31, 2010 was as follows: 69% NAIC 1, 5% NAIC 2 and 26% NAIC 3 through 6. The NAIC rating distribution of the Company’s ABS supported by sub-prime mortgage loans at December 31, 2009 was as follows: 69% NAIC 1, 4% NAIC 2 and 27% NAIC 3 through 6.

ABS also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $22 million with an estimated fair value of $9 million at March 31, 2010 and an aggregate cost of $22 million with an estimated fair value of $8 million at December 31, 2009.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

See “Investments — Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the regular evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired, new OTTI guidance adopted in 2009 and factors considered by security classification in the regular OTTI evaluation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included the 2009 Annual Report.

Net Unrealized Investment Gains (Losses)

See “Investments — Net Unrealized Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the components of net unrealized investment gains (losses), included in accumulated other comprehensive loss and the changes in net unrealized investment gains (losses) at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss of $791 million at March 31, 2010, includes $859 million recognized prior to January 1, 2010, $59 million ($17 million, net of DAC) of noncredit losses recognized in the three months ended March 31, 2010, $16 million transferred to retained earnings in connection with the adoption of new guidance related to consolidation of VIEs (see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements), and $111 million of subsequent increases in estimated fair value during the three months ended March 31, 2010 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss of $859 million at December 31, 2009, includes $126 million related to the transition adjustment, $939 million ($857 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report) and $206 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at March 31, 2010, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at March 31, 2010 and December 31, 2009.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the concentration by sector and industry of the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss of $8.5 billion and $10.8 billion at March 31, 2010 and December 31, 2009, respectively.

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	March 31, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	165	7	223	9
Total gross unrealized loss	$3,310	$101	$4,465	$132
Percentage of total gross unrealized loss	40%	41%	43%	48%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $1.2 billion during the three months ended March 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2010 was primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at March 31, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$35	$33	94%	$16	48%	$16	100%	100%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	128	128	100%	128	100%	124	97%	90%

All equity securities with a gross unrealized loss of 20% or more	$163	$161	99%	$144	89%	$140	97%	91%

In connection with the equity securities impairment review process at March 31, 2010, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., for 12 months or greater).

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

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

Proceeds	$8,378	$11,778	$145	$58	$8,523	$11,836

Gross investment gains	$164	$356	$31	$7	$195	$363

Gross investment losses	(139)	(412)	(3)	(18)	(142)	(430)

Total OTTI losses recognized in earnings:
Credit-related	(86)	(483)	—	—	(86)	(483)
Other (1)	(6)	(70)	(1)	(258)	(7)	(328)

Total OTTI losses recognized in earnings	(92)	(553)	(1)	(258)	(93)	(811)

Net investment gains (losses)	$(67)	$(609)	$27	$(269)	$(40)	$(878)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $93 million and $811 million for the three months ended March 31, 2010 and 2009, respectively. Impairments of fixed maturity securities were $92 million and $553 million for the three months ended March 31, 2010 and 2009, respectively. Impairments of equity securities were $1 million and $258 million for the three months ended March 31, 2010 and 2009, respectively.

The Company’s credit-related impairments of fixed maturity securities were $86 million and $483 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

The Company’s three largest impairments totaled $26 million and $274 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $3,212 million and $3,429 million during the three months ended March 31, 2010 and March 31, 2009, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $142 million and $430 million for the three months ended March 31, 2010 and March 2009, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

Three months ended March 31, 2010 compared to the three months Ended March 31, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $93 million for the three months ended March 31, 2010 as compared to $811 million in the comparable prior year period. Improving market conditions across all sectors and industries, particularly the financial services industry, as compared to the prior year period when there was significant stress in the global financial markets resulted in decreased impairments in fixed maturity and equity securities in the current year period. Impairments in the three months ended March 31, 2010 were concentrated in the RMBS, ABS and CMBS sectors and consumer industry reflecting current economic conditions including higher unemployment levels and continued weakness within the real estate markets. Of the fixed maturity and equity securities impairments of $93 million and $811 million in three months ended March 31, 2010 and 2009, respectively, $59 million and $126 million, respectively, were in the Company’s RMBS, ABS and CMBS holdings; and $22 million and $90 million, respectively, were in the Company’s consumer industry holdings. The most significant decrease in the current year period, as compared to the prior year period, was in the Company’s financial services industry holdings which comprised $351 million in fixed maturity and equity impairments in three months ended March 31, 2009, as compared to $8 million in impairments for the three months ended March 31, 2010. Of the $351 million in financial services industry impairments for the three months ended March 31, 2009, $230 million were in equity securities, of which $200 million were in financial services industry perpetual hybrid securities which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities.

Fixed maturity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

U.S. and foreign corporate securities — by industry:
Consumer	$22	$90
Finance	8	121
Communications	3	142
Industrial	—	17
Utility	—	33
Other	—	24

Total U.S. and foreign corporate securities	33	427
RMBS	30	58
ABS	19	66
CMBS	10	2

Total	$92	$553

Equity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Sector:
Common stock	$1	$39
Non-redeemable preferred stock	—	219

Total	$1	$258

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$200
Common and remaining non-redeemable preferred stock	—	30

Total financial services industry	—	230
Other	1	28

Total	$1	$258

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

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at March 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive loss for the three months ended March 31, 2010.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. These transactions are treated as financing arrangements and the associated liability recorded at the amount of the cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. In limited instances, during the extraordinary market events beginning in the fourth quarter of 2008 and through part of 2009, we accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. At December 31, 2009, we had no loans outstanding where we had accepted at the inception of the loan collateral less than 102%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control.

Elements of the securities lending program are presented in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements under “Investments — Securities Lending.”

The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2010 was $3,816 million of which $3,612 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency, and government guaranteed securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. corporate, U.S. Treasury, agency and government guaranteed, RMBS, ABS and CMBS securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the interim condensed consolidated financial statements. Separately, the Company has $47 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at March 31, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $53 million and $51 million at March 31, 2010 and December 31, 2009, respectively.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at March 31, 2010 and December 31, 2009.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

Trading Securities

The Company has trading securities to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. In addition, the Company classifies securities held by consolidated securitization entities as trading securities, with changes in estimated fair value recorded as net investment gains (losses). Trading securities which consisted principally of publicly-traded fixed maturity and equity securities, were $3.0 billion and $2.4 billion, or 0.9% and 0.7% of total cash and invested assets at estimated fair value, at March 31, 2010 and December 31, 2009, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements “Investments — Trading Securities” for tables which present information about the trading securities, related short sale agreement liabilities, investments pledged to secure short sale agreement liabilities, net investment income, changes in estimated fair value included in net investment income for trading securities and changes in estimated fair value included in net investment gains (losses) for securities held by consolidated securitization entities at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

The trading securities, securities held by consolidated securitization entities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2010
	Trading Securities		Trading Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$2,132	70%	$87	90%
Significant other observable inputs (Level 2) (1)	867	29	10	10
Significant unobservable inputs (Level 3)	40	1	—	—

Total estimated fair value	$3,039	100%	$97	100%

(1)	All trading securities held by consolidated securitization entities are classified as Level 2.

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2010, is as follows:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$83
Total realized/unrealized gains (losses) included in:
Earnings	(1)
Purchases, sales, issuances and settlements	(24)
Transfer in and/or out of Level 3	(18)

Balance, end of period	$40

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans was $57.4 billion and $50.9 billion, or 16.2% and 15.1% of total cash and invested assets at March 31, 2010 and December 31, 2009, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $55.4 billion and $48.2 billion by type at March 31, 2010 and December 31, 2009, respectively, as well as the components of the mortgage loans held-for-sale of $2.0 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively. The information presented on Mortgage Loans herein excludes the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities. Such amounts are presented in the aforementioned table that presents the mortgage loans held-for-investment.

Mortgage Loans by Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type to reduce the risk of concentration. See “Investments — Mortgage Loans — Mortgage Loans by Geographic Region and Property Type” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at March 31, 2010 and December 31, 2009.

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

The following table presents the amortized cost and valuation allowance (amortized cost is carrying value before valuation allowances) for commercial mortgage loans, agricultural mortgage loans, and residential and consumer loans held-for-investment distributed by loan classification at:

	March 31, 2010				December 31, 2009
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost	Total	Allowance	Cost	Cost	Total	Allowance	Cost
	(In millions)

Commercial:
Performing	$35,103	99.3%	$562	1.6%	$35,066	99.7%	$548	1.6%
Restructured	54	0.2	1	1.9%	—	—	—	—%
Potentially delinquent	32	0.1	28	87.5%	102	0.3	41	40.2%
Delinquent or under foreclosure	162	0.4	33	20.4%	8	—	—	—%

Total	$35,351	100.0%	$624	1.8%	$35,176	100.0%	$589	1.7%

Agricultural (1):
Performing	$11,941	97.8%	$33	0.3%	$11,950	97.5%	$33	0.3%
Restructured	46	0.4	14	30.4%	36	0.3	10	27.8%
Potentially delinquent	91	0.8	28	30.8%	128	1.0	34	26.6%
Delinquent or under foreclosure	125	1.0	35	28.0%	141	1.2	38	27.0%

Total	$12,203	100.0%	$110	0.9%	$12,255	100.0%	$115	0.9%

Residential and Consumer (2):
Performing	$1,491	95.3%	$16	1.1%	$1,389	94.4%	$16	1.2%
Restructured	2	0.1	—	—%	1	0.1	—	—%
Potentially delinquent	8	0.5	—	—%	10	0.7	—	—%
Delinquent or under foreclosure	64	4.1	1	1.6%	71	4.8	1	1.4%

Total	$1,565	100.0%	$17	—%	$1,471	100.0%	$17	1.2%

(1)	The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type. Of the $12,203 million of agricultural mortgage loans outstanding at March 31, 2010, 54% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity.

(2)	Residential and consumer loans consist of primarily residential mortgage loans, home equity lines of credit, and automobile loans held-for-investment.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial loans, at March 31, 2010, the average loan-to-value ratio was 69%, as compared to 68% at December 31, 2009, and the average debt service coverage ratio was 2.4x, as compared to 2.2x at December 31, 2009. The values utilized in calculating these ratios are developed in connection with our review of the commercial loan portfolio, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential and Consumer Loans.  The Company has a conservative residential and consumer loan portfolio and does not hold any option ARMs, sub-prime, low teaser rate, or loans with a loan-to-value ratio of 100% or more. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential loans with a loan-to-value ratio of 80% or more was $67 million at March 31, 2010, and the majority of the higher loan-to-value loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only loans was $361 million at March 31, 2010.

Mortgage Loans Valuation Allowances.  Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage loan markets. As a result, commercial real estate and residential and consumer loan market fundamentals, and fundamentals in certain sectors of the agricultural loan market, have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the commercial, agricultural and residential and consumer mortgage loan portfolios, resulting in higher impairments and valuation allowances for the three months ended March 31, 2010 as compared to the prior periods.

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

The following tables present the changes in valuation allowances for commercial, agricultural and residential and consumer loans held-for-investment:

			Residential
			and
	Commercial	Agricultural	Consumer	Total
	(In millions)

For the Three Months Ended March 31, 2010:
Balance, beginning of period	$589	$115	$17	$721
Additions	37	6	—	43
Deductions	(2)	(11)	—	(13)

Balance, at end of period	$624	$110	$17	$751

For the Three Months Ended March 31, 2009:
Balance, beginning of period	$232	$61	$11	$304
Additions	99	28	4	131
Deductions	(3)	(4)	—	(7)

Balance, at end of period	$328	$85	$15	$428

The following table presents the Company’s valuation allowances for loans by type of credit loss at:

	March 31, 2010	December 31, 2009
	(In millions)

Specific credit losses	$139	$123
Non-specifically identified credit losses	612	598

Total valuation allowances	$751	$721

The Company held $154 million and $210 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $141 million and $202 million relate to impaired mortgage loans held-for-investment and $13 million and $8 million to certain mortgage loans held-for-sale, at March 31, 2010 and December 31, 2009, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairments of $24 million and $93 million for the three months ended March 31, 2010 and 2009, respectively.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $6.9 billion, or 1.9%, of total cash and invested assets at both March 31, 2010 and December 31, 2009.

Real estate holdings by type consisted of the following:

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Real estate	$5,478	79.8%	$5,435	78.8%
Accumulated depreciation	(1,439)	(20.9)	(1,408)	(20.4)

Net real estate	4,039	58.9	4,027	58.4
Real estate joint ventures and funds	2,651	38.6	2,698	39.1
Foreclosed real estate	136	1.9	127	1.9

Real estate held-for-investment	6,826	99.4%	6,852	99.4%
Real estate held-for-sale	40	0.6	44	0.6

Total real estate holdings	$6,866	100.0%	$6,896	100.0%

There were no impairments recognized on real estate held-for-sale for the three months ended March 31, 2010 and 2009. Impairments of real estate and real estate joint ventures held-for-investment were $21 million and $24 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s carrying value of real estate held-for-sale as presented above has been reduced by impairments of $1 million at both March 2010 and December 2009.

These real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Impairments to estimated fair value for such cost basis real estate joint ventures of $21 million for the three months ended March 31, 2010 were recognized within net investment gains (losses) and are included in the $21 million of impairments on real estate and real estate joint ventures for the three months ended March 31, 2010. There were no cost basis real estate joint ventures impairments to estimated fair value included in the $24 million of impairments on real estate and real estate joint ventures for the three months ended March 31, 2009. The estimated fair value of the impaired real estate joint ventures after these impairments was $5 million at March 31, 2010.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.8 billion and $5.5 billion, or 1.7% and 1.6% of total cash and invested assets at March 31, 2010 and December 31, 2009, respectively. Included within other limited partnership interests were $1.0 billion, at both March 31, 2010 and December 31, 2009, of investments in hedge funds.

Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of less than $1 million and $96 million for the three months ended March 31, 2010 and 2009, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was less than $1 million and $74 million at March 31, 2010 and 2009, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$5,672	46.0%	$6,133	48.2%
Leveraged leases, net of non-recourse debt	2,222	18.0	2,227	17.5
Joint venture investments	1,061	8.6	977	7.7
MSRs	859	7.0	878	6.9
Tax credit partnerships	732	5.9	719	5.7
Funds withheld at interest	504	4.1	505	4.0
Funding agreements	419	3.4	409	3.2
Other	858	7.0	861	6.8

Total	$12,327	100.0%	$12,709	100.0%

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the freestanding derivatives with positive estimated fair values. See “Investments — Mortgage Servicing Rights” in Note 3 to the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage servicing rights. Joint venture investments are accounted for on the equity method and represent the Company’s investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and are accounted for under the equity method or under the effective yield method. Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $8.0 billion and $8.4 billion, or 2.3% and 2.5% of total cash and invested assets at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $7.2 billion and $7.5 billion at March 31, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $7.3 billion and $8.4 billion at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.2 billion and $6.0 billion at March 31, 2010 and December 31, 2009, respectively.

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

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives held at March 31, 2010 and December 31, 2009.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at March 31, 2010 and December 31, 2009.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at March 31, 2010 and December 31, 2009.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2010 and comparable 2009 period.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2010
	Derivative Assets		Derivative Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$30	1%	$48	1%
Significant other observable inputs (Level 2)	5,293	93	3,891	96
Significant unobservable inputs (Level 3)	349	6	114	3

Total estimated fair value	$5,672	100%	$4,053	100%

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

Derivatives categorized as Level 3 at March 31, 2010 include: interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; currency options based upon baskets of currencies having unobservable currency correlations; and credit forwards having unobservable repurchase rates.

At March 31, 2010 and December 31, 2009, 4.8% and 5.5%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2010 is as follows:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$356
Total realized/unrealized gains (losses) included in:
Earnings	(119)
Other comprehensive income (loss)	3
Purchases, sales, issuances and settlements	(5)
Transfer in and/or out of Level 3	—

Balance, end of period	$235

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivative Financial Instruments” in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Credit Risk.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the Company manages credit risk related to its freestanding derivatives, including the use of master netting agreements and collateral arrangements.

Credit Derivatives.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the estimated fair value and maximum amount at risk related to the Company’s written credit default swaps.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2010
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(9)	(1)
Significant unobservable inputs (Level 3)	56	100	1,050	101

Total estimated fair value	$56	100%	$1,041	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$(1,455)
Total realized/unrealized gains (losses) included in:
Earnings	519
Other comprehensive income (loss)	10
Purchases, sales, issuances and settlements	(68)
Transfer in and/or out of Level 3	—

Balance, end of period	$(994)

The valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. For the three months ended March 31, 2010 and 2009, the Company recognized net investment gains (losses) of ($86) million and 828 million, respectively, in connection with this adjustment.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Embedded Derivatives” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.9 billion and $4.1 billion at March 31, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.8 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.6 billion and $2.2 billion at March 31, 2010 and December 31, 2009, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion at both March 31, 2010 and December 31, 2009. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” in the 2009 Annual Report.

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities,” for further descriptions of such arrangements.

Guarantees

During the three months ended March 31, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both March 31, 2010 and December 31, 2009, for indemnities, guarantees and commitments.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $5 million and $6 million at March 31, 2010 and December 31, 2009, respectively.

Liquidity and Capital Resources

Overview

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. Conditions in the financial markets have materially improved, but financial institutions may have to pay higher spreads over benchmark U.S. Treasury securities than before the market disruption began. There is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2009 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $11.3 billion and $11.7 billion at March 31, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

Pending Acquisition.  On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ALICO Holdings LLC (the “Seller”) and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of American Life Insurance Company (“Alico”) and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions.

Pursuant to the Stock Purchase Agreement, the Holding Company will (i) pay $6.8 billion to the Seller in cash, and (ii) issue to the Seller (a) 78,239,712 shares of its common stock, (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of the Holding Company, which will be convertible into approximately 68,570,000 shares of the Holding Company’s common stock upon a favorable vote of the Holding Company’s stockholders and (c) $3.0 billion aggregate stated amount of equity units of the Holding Company (together, the “Securities”), consisting of (x) forward purchase contracts obligating the holder to purchase a variable number of shares of the Holding Company’s common stock on three specified future dates (to be determined at closing, approximately two, three and four years after closing, with an aggregate purchase price of $1 billion payable on each of those dates) for a fixed amount per purchase contract, and (y) an interest in shares of the Holding Company’s preferred stock. At a future date, the interest in the preferred stock forming part of the equity units will be mandatorily exchanged for an interest in debt securities of the Company, which will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the forward purchase contracts. The aggregate amount of the Holding Company’s common stock to be issued to the Seller in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares to be issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to the Seller certain rights and sets forth certain agreements with respect to the Seller’s ownership, voting and transfer of the Securities. The Seller has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods.

Concurrently with the entry into the Stock Purchase Agreement, the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. At the Holding Company’s option, any loan under the senior credit facility will bear interest at a rate equal to (i) LIBOR plus the Applicable Margin (the Applicable Margin is 2.00% for the first 89 days after the closing date and, beginning on the 90th day after the closing date, is calculated using credit default swap rates on the Company’s senior unsecured obligations plus a margin that increases with the amount of time that has passed since the closing), or (ii) the Base Rate (to be defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus the Applicable Margin. In addition, on the 90th, 180th and 270th day after the closing, the Company must pay a fee (increasing over time) equal to a percentage of the amounts outstanding under the credit facility on those dates. During the continuance of any default under the senior credit facility, the Applicable Margin on obligations owing thereunder shall increase by 2% per annum (subject, in all cases other than an insolvency default or default in the payment of principal when due, to the request of the Required Lenders (as defined therein). The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. Any borrowings under the senior credit facility must be repaid by the 364th day following the closing of the Alico transaction. Conditions precedent to closing of the senior credit facility are typical for transactions of this type, including (in addition to certain conditions precedent contained in the Stock Purchase Agreement): (i) no Material Adverse Effect (as defined in the commitment letter) since December 31, 2009 relating to the Holding Company and its subsidiaries, or November 30, 2009 relating to the Transferred Businesses (as defined in the commitment letter); (ii) long-term indebtedness of the Holding Company must be at or above a specified level as of closing; (iii) without consent of the lead arrangers, no change materially adverse to the lenders may be made in terms of the sources of funding for the transaction; and (iv) no term in the Stock Purchase Agreement may be waived adversely to the lenders without the consent of the lead arrangers.

The Company

Capital

The Company’s capital position is managed to maintain its financial strength and credit ratings and is supported by its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet its operating and growth needs.

While the Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008, the increase in credit spreads experienced since then has resulted in an increase in the cost of such new capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities have been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s credit facility fees to increase.

Rating Agencies.  Rating agencies assign insurer financial strength ratings to the Company’s domestic life insurance subsidiaries and credit ratings to the Holding Company and certain of its subsidiaries. The level and composition of regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

The Company’s financial strength ratings for its domestic life insurance companies are “AA-/Aa3/AA-/A+” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s long-term senior debt credit ratings are “A-/A3/A-/a-” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s ratings outlooks and modifiers are “CreditWatch negative/Negative/Stable/Under Review with negative implications” for S&P, Moody’s, Fitch, and A.M. Best, respectively. We believe that the rating agencies will continue to review our ratings in light of the pending Alico transaction and may take further action at, or in anticipation of, the consummation of the acquisition.

A downgrade in the credit or insurer financial strength ratings of the Company or its subsidiaries would likely impact the cost and availability of financing for the Company and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

The amount of dividends that our insurance subsidiaries can pay to the Holding Company or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval.

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Sources:
Net cash provided by operating activities	$2,871	$—
Net cash provided by changes in policyholder account balances	3,127	—
Net cash provided by changes in bank deposits	—	604
Net cash provided by changes in payables for collateral under securities loaned and other transactions	1,786	—
Net cash provided by short-term debt issuances	—	3,219
Long-term debt issued	163	469
Collateral financing arrangements issued	—	50
Common stock issued to settle stock forward contracts	—	1,035

Total sources	7,947	5,377

Uses:
Net cash used in operating activities	—	985
Net cash used in investing activities	7,598	1,618
Net cash used for changes in policyholder account balances	—	673
Net cash used for changes in bank deposits	218	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	6,718
Net cash used for short-term debt repayments	594	—
Long-term debt repaid	322	112
Dividends on preferred stock	30	30

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Net cash used in other, net	67	12
Cash used in the effect of change in foreign currency exchange rates	28	44

Total uses	8,857	10,192

Net decrease in cash and cash equivalents	$910	$4,815

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At March 31, 2010 and December 31, 2009, the Company had $166.8 billion and $158.4 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including repurchase agreements and commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities. The diversity of the Company’s funding sources, including funding that may be available through certain economic stabilization programs established by various government institutions, enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. The Company’s global funding sources are set forth below:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by our $2.85 billion general corporate credit facility. MetLife Funding, a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2010 and December 31, 2009, MetLife Funding had a tangible net worth of $12 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. At March 31, 2010 and December 31, 2009, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $317 million and $319 million, respectively.

•	The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) was initiated in 2008 to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by MLIC and MetLife Insurance Company of Connecticut (“MICC”), and MetLife Funding were both accepted for the CPFF in 2008. Neither MetLife Short Term Funding nor MetLife Funding had drawn funds under this program in 2009 or 2010. The CPFF expired on February 1, 2010.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. To utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both March 31, 2010 and December 31, 2009, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under these facilities.

•	As a member of the FHLB of NY, MetLife Bank has entered into repurchase agreements with the FHLB of NY on both short- and long-term bases, with a total liability for repurchase agreements with the FHLB of NY of $1.9 billion and $2.4 billion at March 31, 2010 and December 31, 2009, respectively.

•	The Holding Company and MetLife Bank elected to participate in the debt guarantee component of the FDIC’s Temporary Liquidity Guarantee Program (the “FDIC Program”). On March 26, 2009, the Holding Company issued $397 million of floating-rate senior notes due June 2012 under the FDIC Program, representing all of the Holding Company’s capacity under the FDIC Program. MetLife Bank let its capacity to issue up to $178 million of guaranteed debt under the FDIC Program expire unused when the program ended on October 31, 2009.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $13.6 billion and $13.7 billion at March 31, 2010 and December 31, 2009, respectively, for MLIC and with the FHLB of Boston of $125 million and $326 million at March 31, 2010 and December 31, 2009, respectively, for MICC. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	March 31, 2010	December 31, 2009
	(In millions)

Short-term debt	$318	$912
Long-term debt (1)	$13,071	$13,220
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,191	$3,191

(1)	Excludes $7,106 million and $0 at March 31, 2010 and December 31, 2009, respectively, of long-term debt relating to consolidated securitization entities. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $3.2 billion and $12.8 billion, respectively, at March 31, 2010. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Information on the unsecured credit facilities used for general corporate purposes is as follows at March 31, 2010:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$132	$—	$2,718
MetLife Bank, N.A	August 2010	300	—	—	300

Total		$3,150	$132	$—	$3,018

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Information on the committed facilities used for collateral for certain of the Company’s affiliated reinsurance liabilities is as follows at March 31, 2010:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2010	$300	$300	$—	$—	—
MetLife, Inc.	December 2010	1,500	494	—	1,006	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	6
Exeter Reassurance Company Ltd.	December 2027 (2)	650	490	—	160	17
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,513	—	1,383	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,773	—	1,727	28

Total		$12,846	$5,060	$2,797	$4,989

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Concurrently with the entry into the Stock Purchase Agreement, the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. See “—  Liquidity and Capital Resources — Overview.”

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at March 31, 2010 and December 31, 2009.

Common Stock.  During the three months ended March 31, 2010, 332,121 shares of common stock were issued from treasury stock for $18 million. During the three months ended March 31, 2010, 227,078 shares were newly issued for proceeds of $7 million.

Liquidity and Capital Uses

Debt Repayments.  During the three months ended March 31, 2010 and 2009, MetLife Bank made repayments of $114 million and $100 million, respectively, to the FHLB of NY related to long-term borrowings. During the three months ended March 31, 2010 and 2009, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $1.0 billion and $6.1 billion, respectively. During the three months ended March 31, 2009, MetLife Bank made repayments related to short-term borrowings to the Federal Reserve

Bank of New York of $2.6 billion. No repayments were made to the Federal Reserve Bank of New York for the three months ended March 31, 2010.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2010 and 2009, general account surrenders and withdrawals from annuity products were $847 million and $1,413 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance, other fixed annuity contracts, as well as funding agreements and other capital market products (including funding agreements with the FHLB of NY and the FHLB of Boston), most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at March 31, 2010 there were $1,606 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1,565 million were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to a notice period of 6 months. An additional $460 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Dividends.  Common stock dividend decisions are determined by the Holding Company’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the three months ended March 31, 2010:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	$6	$0.4062500	$24

Residential Mortgage Loans Held-for-Sale.  At March 31, 2010, the Company held $2,003 million in residential mortgage loans held-for-sale, compared with $2,728 million at December 31, 2009, a decrease of $725 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $157 million at March 31, 2010. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $23.3 billion and $21.5 billion at March 31, 2010 and December 31, 2009, respectively. Of these amounts, $3.9 billion and $3.3 billion at March 31, 2010 and December 31, 2009, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $3.8 billion of estimated fair value of the securities related to the cash collateral on open terms at March 31, 2010, $3.6 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” in the 2009 Annual Report for additional information on the Company’s contractual obligations.

On March 7, 2010, the Holding Company entered into the Stock Purchase Agreement, pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of Alico and Delaware American Life Insurance Company. See “— Liquidity and Capital Resources — Overview.”

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. See “— Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Uses — Support Agreements”.

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

Liquidity and Capital Sources

Dividends from Subsidiaries.  The Holding Company relies in part on dividends from its subsidiaries to meet its cash requirements. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the end of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2010
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$1,262
MetLife Insurance Company of Connecticut	$659
Metropolitan Tower Life Insurance Company	$93
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2010 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2010, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of March 31, 2010.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At March 31, 2010 and December 31, 2009, the Holding Company had $3.9 billion and $3.8 billion in liquid assets, respectively. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At March 31, 2010 and December 31, 2009, the Holding Company had pledged $357 million and $289 million, respectively, of liquid assets under collateral support agreements.

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-and long-term borrowing, as needed.

The Holding Company has an effective shelf registration statement. Subject to applicable regulatory restrictions or approvals, the Holding Company may issue an unlimited amount of debt and equity securities pursuant to this registration statement. The terms of any offering will be established at the time of the offering.

We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing requirements and market conditions.

Outstanding Debt.  The following table summarizes the outstanding debt of the Holding Company at:

	March 31, 2010	December 31, 2009
	(In millions)

Long-term debt — unaffiliated	$10,386	$10,458
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Credit and Committed Facilities.  The Holding Company, along with MetLife Funding, maintains a $2.85 billion unsecured credit facility, as amended in 2008, the proceeds of which are available to be used for general corporate purposes. At March 31, 2010, the Holding Company had outstanding $132 million in letters of credit and no drawdowns against this facility. Remaining unused commitments were $2.7 billion at March 31, 2010.

The Holding Company maintains committed facilities with a capacity of $1.8 billion. At March 31, 2010, the Holding Company had outstanding $794 million in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.0 billion at March 31, 2010. In addition, the Holding Company is a party to committed facilities of certain of its subsidiaries, which aggregated $11.0 billion at March 31, 2010. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further detail on these facilities.

Concurrently with the entry into the Stock Purchase Agreement, the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. See “—  Liquidity and Capital Resources — Overview.”

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at March 31, 2010 and December 31, 2009.

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses and meet its cash needs.

Affiliated Capital Transactions.  During the three months ended March 31, 2010 and 2009, the Holding Company invested an aggregate of $20 million and $585 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
			(In millions)

Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	300	300
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,575	$1,575

Debt Repayments.  None of the Holding Company’s debt is due before December 2011, so there is no near-term debt refinancing risk.

Support Agreements.  The Holding Company has guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes certain group term life insurance issued by MLIC. For further information on support agreements entered into by the Holding Company, see “— The Company — Liquidity and Capital Uses — Support Agreements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Uses — Support Agreements” in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

See “Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See “Future Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Subsequent Events

On April 19, 2010, the Company entered into a definitive agreement with a third party to sell MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for approximately $113 million in cash consideration. The total equity of MetLife Taiwan was $218 million, including accumulated other comprehensive income of $54 million, at March 31, 2010. The transaction is expected to close in the second half of 2010, subject to certain regulatory approvals and other customary closing conditions.

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

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

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

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

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

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

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

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at March 31, 2010. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at March 31, 2010:

March 31, 2010
(In millions)

Non-trading:
Interest rate risk	$5,006
Foreign currency exchange rate risk	$943
Equity price risk	$284
Trading:
Interest rate risk	$8
Foreign currency exchange rate risk	$114

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at March 31, 2010 by type of asset or liability:

	March 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$239,566	$(5,241)
Equity securities		3,066	—
Trading securities		3,039	(11)
Mortgage loans:
Held-for-investment		54,569	(338)
Held-for-sale		2,003	(15)

Mortgage loans, net		56,572	(353)
Policy loans		11,407	(203)
Real estate joint ventures (1)		113	—
Other limited partnership interests (1)		1,695	—
Short-term investments		8,019	(4)
Other invested assets:
Mortgage servicing rights		859	83
Other		1,267	—
Cash and cash equivalents		9,202	—
Accrued investment income		3,392	—
Premiums, reinsurance and other receivables		3,310	(326)
Other assets		430	(7)
Net embedded derivatives within asset host contracts (2)		56	(10)
Mortgage loan commitments	$2,604	(30)	(6)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,272	(49)	—

Total Assets			$(6,078)

Liabilities:
Policyholder account balances		$98,916	$678
Payables for collateral under securities loaned and other transactions		25,982	—
Bank deposits		10,115	6
Short-term debt		318	—
Long-term debt		20,766	325
Collateral financing arrangements		2,614	(10)
Junior subordinated debt securities		3,302	176
Other liabilities:
Trading liabilities		97	3
Other		3,213	—
Net embedded derivatives within liability host contracts (2)		1,041	864

Total Liabilities			$2,042

Derivative Instruments:
Interest rate swaps	$40,201	$554	$(848)
Interest rate floors	$24,191	413	(53)
Interest rate caps	$24,406	168	65
Interest rate futures	$7,376	(7)	(12)
Interest rate options	$4,100	51	(34)
Interest rate forwards	$7,962	17	35
Synthetic GICs	$4,326	—	—
Foreign currency swaps	$17,499	164	(31)
Foreign currency forwards	$6,421	(34)	—
Currency options	$434	16	—
Credit default swaps	$8,017	(23)	—
Credit forwards	$190	(1)	—
Equity futures	$7,307	(10)	—
Equity options	$29,662	339	(77)
Variance swaps	$15,183	7	(5)
Total rate of return swaps	$772	(35)	(18)

Total Derivative Instruments			$(978)

Net Change			$(5,014)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $957 million, or 23%, to $5,014 million at March 31, 2010 from $4,057 million at December 31, 2009. See “Quantitative and Qualitative Disclosures About Market Risk” in the 2009 Annual Report. The increase in interest rate risk was primarily driven by a decrease in the net base of assets and liabilities of $390 million. Additionally, an increase in the duration of the investment portfolio, a decrease in the net embedded derivatives within liability host contracts, an increase in premiums and receivables, and a slight change in the treasury yield curve increased risk by $210 million, $130 million, $115 million, and $108 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at March 31, 2010 by type of asset or liability:

	March 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$239,566	$(2,175)
Equity securities		3,066	(4)
Trading securities		3,039	(114)
Mortgage loans:
Held-for-investment		54,569	(343)
Held-for-sale		2,003	—

Mortgage loans, net		56,572	(343)
Policy loans		11,407	(45)
Short-term investments		8,019	(50)
Other invested assets:
Mortgage servicing rights		859	—
Other		1,267	(47)
Cash and cash equivalents		9,202	(103)
Accrued investment income		3,392	(7)

Total Assets			$(2,888)

Liabilities:
Policyholder account balances		$98,916	$1,228
Bank deposits		10,115	—
Long-term debt		20,766	42
Net embedded derivatives within liability host contracts (2)		1,041	190

Total Liabilities			$1,460

Derivative Instruments:
Interest rate swaps	$40,201	$554	$8
Interest rate floors	$24,191	413	—
Interest rate caps	$24,406	168	—
Interest rate futures	$7,376	(7)	3
Interest rate options	$4,100	51	—
Interest rate forwards	$7,962	17	—
Synthetic GICs	$4,326	—	—
Foreign currency swaps	$17,499	164	192
Foreign currency forwards	$6,421	(34)	219
Currency options	$434	16	(1)
Credit default swaps	$8,017	(23)	—
Credit forwards	$190	(1)	—
Equity futures	$7,307	(10)	3
Equity options	$29,662	339	(52)
Variance swaps	$15,183	7	(1)
Total rate of return swaps	$772	(35)	—

Total Derivative Instruments			$371

Net Change			$(1,057)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $166 million, or 18%, to $1,057 million at March 31, 2010 from $891 million at December 31, 2009. See “Quantitative and Qualitative Disclosures About Market Risk” in the 2009 Annual Report. This change was primarily due to an increase in fixed maturities of $135 million due to higher net exposures primarily within the Canadian dollar, the British pound and the Euro. Additionally, a decrease in the foreign exposure related to long term debt of $61 million also contributed to the increase. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at March 31, 2010 by type of asset or liability:

	March 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,066	$338
Other invested assets:
Net embedded derivatives within asset host contracts (2)		56	(14)

Total Assets			$324

Liabilities:
Policyholder account balances		$98,916	$—
Bank deposits		10,115	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		1,041	326

Total Liabilities			$326

Derivative Instruments:
Interest rate swaps	$40,201	$554	$—
Interest rate floors	$24,191	413	—
Interest rate caps	$24,406	168	—
Interest rate futures	$7,376	(7)	—
Interest rate options	$4,100	51	—
Interest rate forwards	$7,962	17	—
Synthetic GICs	$4,326	—	—
Foreign currency swaps	$17,499	164	—
Foreign currency forwards	$6,421	(34)	—
Currency options	$434	16	—
Credit default swaps	$8,017	(23)	14
Credit forwards	$190	(1)	—
Equity futures	$7,307	(10)	(172)
Equity options	$29,662	339	(749)
Variance swaps	$15,183	7	—
Total rate of return swaps	$772	(35)	(27)

Total Derivative Instruments			$(934)

Net Change			$(284)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $66 million to $284 million at March 31, 2010 from $218 million at December 31, 2009. See “Quantitative and Qualitative Disclosures About Market Risk” in the 2009 Annual Report. This change is primarily due to an increase of risk of $88 million caused by decreases in the net exposures to net embedded derivatives within liability host contracts. This increase was partially offset by a decrease of $25 million attributed to the use of derivatives employed by the company to hedge its equity exposures. The remainder is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2009 Annual Report; and (ii) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the three months ended March 31, 2010 and 2009, MLIC received approximately 1,180 and 981 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2010.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. On April 15, 2010, the Company and the Office of the U.S. Attorney for the Southern District of California signed an agreement that resolved the U.S. Attorney’s investigation concerning payments that the Company had made to the insurance broker Universal Life Resources prior to 2005. Among other things, the agreement required the Company to make a $13.5 million payment. The Florida insurance regulator has initiated discussions with the Company regarding its investigation of contingent payments made to brokers. The Company has been cooperating fully in these inquiries.

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

Demutualization Actions

The Company is a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. The federal and state courts respectively approved the settlement in orders issued on February 12, 2010 and March 3, 2010. On March 2, 2010 and March 23, 2010, the federal and state courts entered final judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. These tenants claim that the Company, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. The defendants appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The action has been remanded to the trial court for further proceedings. Plaintiffs have filed an amended complaint and the Company has filed a motion to dismiss. The current owner is pursuing potential settlement of the claims against it.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2009 Annual Report.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, which expired in early 2010. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Some of the programs established by governmental and regulatory bodies have recently been discontinued or will be in the near term. The discontinuance of these programs may roughly coincide with a change in monetary policy by the Federal Reserve Board. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

Although such actions appear to have provided some stability to the financial markets, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late 2008 and early 2009 or do not continue to improve. Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers, or legislation that requires loan modifications. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime residential mortgage-backed security (“RMBS”) holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2009 Annual Report. In addition, the U.S. federal government (including the FDIC) and private lenders have begun programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgage loans. As a result of such programs or of any legislation requiring loan modifications, we may need to maintain or increase our engagement in similar activities in order to comply with program or statutory requirements and to remain competitive. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The Obama Administration has proposed, and Congress may consider, the imposition of a fee or fees on financial firms with more than $50 billion in consolidated assets, and on certain other financial firms of systemic significance, for the purpose of recovering the cost of the Troubled Asset Relief Program (“TARP”) established under EESA, which the Congressional Budget Office currently estimates will be over $110 billion. As a bank holding company with more than $50 billion of consolidated assets, MetLife would be subject to any such fee. The Obama Administration, the House and the Senate have also made various proposals to create a fund to pay for the costs of winding up bank holding companies and certain other systemically important financial firms that may fail in the future. Any such fund would be funded through assessments on certain financial firms. Full details of the proposed fees and assessments, the companies that may be subject to them, and the exact manner in which they would be assessed are not yet available, so we cannot estimate their cumulative financial impact on us, if any. However, it is possible that the proposed fees and assessments could have a material adverse impact on our results of operations.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2009 Annual Report. In addition, the adoption of proposals that would restrict the investment activities of financial institutions affiliated with insured depository institutions, such as proposals to prohibit investments in private equity funds, could affect our ability to make investments that provide returns over the long periods of time many of our products require.

See also “— Proposals to Regulate Compensation, if Implemented, Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “Risk Factors — Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” in the 2009 Annual Report.

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

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing from current levels of 1.8% to 3.0% over the next ten years, a modest increase in lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. dollar-denominated investments making up 35% of total assets backing life insurance statutory reserves. Current statutory reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

We Face Unforeseen Liabilities or Asset Impairments or Rating Actions Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. On March 7, 2010, we entered into an agreement to acquire Alico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries. See “Business — Company Ratings — Rating Actions” in the 2009 Annual Report and “— An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings.”

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

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in certain emerging markets.

Our pending acquisition of Alico will increase our exposure to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar and increase our exposure to emerging markets.

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

Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In Japan, China and India we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country. Our pending acquisition of Alico will increase our exposure to these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

We have a $2.85 billion five-year revolving credit facility that matures in June 2012, as well as other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. In addition, concurrently with our entry into the agreement to acquire Alico, we signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Although American International Group, Inc. (“AIG”), the parent company of Alico, has received assurances from the TARP Special Master for Executive Compensation that neither we nor Alico will be subject to compensation-related requirements and restrictions under programs established in whole or in part under EESA, there can be no assurance that the acquisition of Alico will not lead to greater public or governmental scrutiny, regulation, or restrictions on our compensation practices as a result of our acquisition of Alico and expansion into new markets outside the United States, whether in connection with AIG’s having received U.S. government funding or as a result of other factors.

State Laws, Federal Laws, Our Certificate of Incorporation and Our By-Laws May Delay, Deter or Prevent Takeovers and Business Combinations that Stockholders Might Consider in Their Best Interests

State laws and our certificate of incorporation and by-laws may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. For instance, they may prevent stockholders from receiving the benefit from any premium over the market price of MetLife, Inc.’s common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of MetLife, Inc.’s common stock if they are viewed as discouraging takeover attempts in the future.

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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Our Employees or Hinder or Prevent Us From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health care and some other insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare payroll taxes on certain high earners, and establishes health insurance “exchanges” for individual purchase of health insurance.

The impact of the Health Care Act on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the United States Treasury and Internal Revenue Service, the United States Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

The Health Care Act also imposes requirements on us as a provider of life insurance, annuities, and non-medical health insurance benefit products, subject to various effective dates. It also imposes requirements on the purchasers of certain of these products. We cannot predict the impact of the Act or of regulations, guidance or determinations made by various regulators, on the various products that we offer. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended March 31, 2010 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs(2)

January 1 — January 31, 2010	607	$43.34	—	$1,260,735,127
February 1 — February 28, 2010	—	$—	—	$1,260,735,127
March 1 — March 31, 2010	—	$—	—	$1,260,735,127

(1)	During the period January 1 through January 31, 2010, separate account affiliates of the Company purchased 607 shares of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At March 31, 2010, the Company had $1,261 million remaining under its common stock repurchase program authorizations. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2010.

Item 6.	Exhibits

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

Exhibit
No.		Description

2.1		Stock Purchase Agreement, dated as of March 7, 2010, by and among MetLife, Inc., ALICO Holdings LLC and American International Group, Inc. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 7, 2010).
3.1		Amended and Restated By-Laws of MetLife, Inc. (effective January 26, 2010) (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 26, 2010).
10.1		Resolutions of the MetLife, Inc. Board of Directors (adopted February 18, 2010) regarding the selection of performance measures for 2010 awards under the MetLife Annual Variable Incentive Plan.
10.2		Form of Management Performance Share Agreement (effective February 21, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 18, 2010).
10.3		Amended and Restated Commitment Letter for $5.0 Billion Senior Credit Facility, dated March 16, 2010, among MetLife, Inc. and the various lenders named therein.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: May 5, 2010

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

Exhibit
No.		Description

2.1		Stock Purchase Agreement, dated as of March 7, 2010, by and among MetLife, Inc. , ALICO Holdings LLC and American International Group, Inc. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 7, 2010).
3.1		Amended and Restated By-Laws of MetLife, Inc. (effective January 26, 2010) (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 26, 2010).
10.1		Resolutions of the MetLife, Inc. Board of Directors (adopted February 18, 2010) regarding the selection of performance measures for 2010 awards under the MetLife Annual Variable Incentive Plan.
10.2		Form of Management Performance Share Agreement (effective February 21, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 18, 2010).
10.3		Amended and Restated Commitment Letter for $5.0 Billion Senior Credit Facility, dated March 16, 2010, among MetLife, Inc. and the various lenders named therein.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1