Form 10-Q
period 2010-06-30
METLIFE INC
filed 2010-08-02
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

At July 28, 2010, 820,439,008 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at June 30, 2010 (Unaudited) and December 31, 2009 and for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	118
Item 3. Quantitative and Qualitative Disclosures About Market Risk	191
Item 4. Controls and Procedures	200
Part II — Other Information	200
Item 1. Legal Proceedings	200
Item 1A. Risk Factors	203
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	241
Item 6. Exhibits	241
Signatures	243
Exhibit Index	E-1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) any delay or failure to complete the acquisition of American Life Insurance Company (“Alico”), a subsidiary of ALICO Holdings LLC (“Alico Holdings”) and Delaware American Life Insurance Company (“DelAm”) (collectively, the “Acquisition”); (2) the imposition of onerous conditions following the Acquisition; (3) difficulties in integrating the business acquired in the Acquisition (the “Alico Business”); (4) uncertainty with respect to the outcome of the closing agreement entered into between Alico and the United States Internal Revenue Service in connection with the Acquisition; (5) uncertainty with respect to the making of elections under Section 338 of the U.S. Internal Revenue Code of 1986, as amended, and any benefits therefrom; (6) an inability to manage the growth of the Alico Business; (7) a writedown of the goodwill established in connection with the Acquisition; (8) exchange rate fluctuations; (9) an inability to predict the financial impact of the Acquisition on MetLife’s business and financial results; (10) events relating to American International Group, Inc. (“AIG”) that could adversely affect the Alico Business or MetLife; (11) the dilutive impact on MetLife, Inc.’s stockholders resulting from the issuance of equity securities to Alico Holdings in connection with the Acquisition; (12) a decrease in MetLife, Inc.’s stock price as a result of Alico Holdings’ ability to sell its equity securities; (13) the conditional payment obligation of approximately $300 million to Alico Holdings if the conversion of MetLife, Inc.’s Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) issued to Alico Holdings in connection with the Acquisition into MetLife, Inc.’s common stock is not approved; (14) change of control provisions in the Alico Business’ agreements; (15) effects of guarantees within certain of the Alico Business’ variable life and annuity products; (16) regulatory action in the financial services industry affecting the combined business; (17) financial instability in Europe and possible writedowns of sovereign debt of European nations; (18) difficult conditions in the global capital markets; (19) increased volatility and disruption of the capital and credit markets, which may affect MetLife’s ability to seek financing or access its credit facilities; (20) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (21) impact of comprehensive financial services regulation reform on MetLife; (22) exposure to financial and capital market risk; (23) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect MetLife’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require MetLife to pledge collateral or make payments related to declines in value of specified assets; (24) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (25) investment losses and defaults, and changes to investment valuations; (26) impairments of goodwill and realized losses or market value impairments to illiquid assets; (27) defaults on MetLife’s mortgage loans; (28) the impairment of other financial institutions; (29) MetLife’s ability to address unforeseen liabilities, asset impairments or rating actions arising from any future acquisitions, including the Acquisition, and to successfully integrate acquired businesses with minimal disruption; (30) economic, political, currency and other risks relating to MetLife’s international operations; (31) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (32) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (33) ineffectiveness of risk management policies and procedures; (34) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (35) discrepancies between actual claims experience and assumptions used in setting prices for MetLife’s products and establishing the liabilities for MetLife’s obligations for future policy benefits and claims; (36) catastrophe losses; (37) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (38) unanticipated changes in industry trends; (39) changes in accounting standards, practices and/or policies; (40) changes in assumptions related to deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) or goodwill; (41) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (42) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (43) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (44) adverse results or other consequences from litigation, arbitration or regulatory investigations; (45) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (46) regulatory, legislative or tax changes relating to MetLife’s insurance, banking, international, or other operations that may affect the cost of, or demand for, MetLife’s products or services, impair its ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (47) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (48) the effectiveness of MetLife’s programs and practices in avoiding giving its associates incentives to take excessive risks; (49) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC; and (50) any of the foregoing factors as they relate to the Alico Business and its operations.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
 June 30, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	June 30,	December 31,
	2010	2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $238,877 and $229,709, respectively; includes $3,256 and $3,171, respectively, relating to variable interest entities)	$246,348	$227,642
Equity securities available-for-sale, at estimated fair value (cost: $2,956 and $3,187, respectively)	2,741	3,084
Trading securities, at estimated fair value (cost: $3,183 and $2,249, respectively; includes $257 and $0, respectively, relating to variable interest entities)	3,158	2,384
Mortgage loans:
Held-for-investment, at amortized cost (net of valuation allowances of $734 and $721, respectively; includes $7,107 and $0, respectively, relating to variable interest entities)	55,601	48,181
Held-for-sale, principally at estimated fair value	2,650	2,728

Mortgage loans, net	58,251	50,909
Policy loans	10,180	10,061
Real estate and real estate joint ventures held-for-investment (includes $19 and $18, respectively, relating to variable interest entities)	6,832	6,852
Real estate held-for-sale	9	44
Other limited partnership interests (includes $197 and $236, respectively, relating to variable interest entities)	5,856	5,508
Short-term investments	9,746	8,374
Other invested assets (includes $105 and $137, respectively, relating to variable interest entities)	15,584	12,709

Total investments	358,705	327,567
Cash and cash equivalents (includes $103 and $68, respectively, relating to variable interest entities)	10,702	10,112
Accrued investment income (includes $38 and $0, respectively, relating to variable interest entities)	3,249	3,173
Premiums, reinsurance and other receivables	18,177	16,752
Deferred policy acquisition costs and value of business acquired	17,720	19,256
Current income tax recoverable	243	316
Deferred income tax assets	—	1,228
Goodwill	5,037	5,047
Other assets (includes $7 and $16, respectively, relating to variable interest entities)	6,712	6,822
Separate account assets	153,362	149,041

Total assets	$573,907	$539,314

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$140,239	$135,879
Policyholder account balances	142,822	138,673
Other policyholder funds	8,660	8,446
Policyholder dividends payable	775	761
Policyholder dividend obligation	1,080	—
Payables for collateral under securities loaned and other transactions	29,772	24,196
Bank deposits	9,790	10,211
Short-term debt	879	912
Long-term debt (includes $7,187 and $64, respectively, relating to variable interest entities)	20,647	13,220
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,191	3,191
Deferred income tax liability	2,050	—
Other liabilities (includes $79 and $26, respectively, relating to variable interest entities)	15,619	15,989
Separate account liabilities	153,362	149,041

Total liabilities	534,183	505,816

Contingencies, Commitments and Guarantees (Note 8)
Stockholders’ Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 823,590,958 and 822,359,818 shares issued at June 30, 2010 and December 31, 2009, respectively; 820,397,071 and 818,833,810 shares outstanding at June 30, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	16,896	16,859
Retained earnings	21,820	19,501
Treasury stock, at cost; 3,193,887 and 3,526,008 shares at June 30, 2010 and December 31, 2009, respectively	(172)	(190)
Accumulated other comprehensive income (loss)	822	(3,058)

Total MetLife, Inc.’s stockholders’ equity	39,375	33,121
Noncontrolling interests	349	377

Total equity	39,724	33,498

Total liabilities and stockholders’ equity	$573,907	$539,314

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
 For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)

(In millions, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Premiums	$6,662	$6,576	$13,516	$12,698
Universal life and investment-type product policy fees	1,485	1,216	2,892	2,399
Net investment income	4,087	3,730	8,431	6,991
Other revenues	544	572	1,057	1,126
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(244)	(566)	(395)	(1,119)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	98	234	157	234
Other net investment gains (losses), net	1,614	(3,497)	1,778	(3,850)

Total net investment gains (losses)	1,468	(3,829)	1,540	(4,735)

Total revenues	14,246	8,265	27,436	18,479

Expenses
Policyholder benefits and claims	7,018	6,946	14,555	13,528
Interest credited to policyholder account balances	1,049	1,229	2,192	2,397
Policyholder dividends	388	434	765	858
Other expenses	3,420	2,031	6,362	5,033

Total expenses	11,875	10,640	23,874	21,816

Income (loss) from continuing operations before provision for income tax	2,371	(2,375)	3,562	(3,337)
Provision for income tax expense (benefit)	830	(956)	1,188	(1,333)

Income (loss) from continuing operations, net of income tax	1,541	(1,419)	2,374	(2,004)
Income (loss) from discontinued operations, net of income tax	6	1	7	38

Net income (loss)	1,547	(1,418)	2,381	(1,966)
Less: Net income (loss) attributable to noncontrolling interests	(10)	(16)	(11)	(20)

Net income (loss) attributable to MetLife, Inc.	1,557	(1,402)	2,392	(1,946)
Less: Preferred stock dividends	31	31	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,526	$(1,433)	$2,331	$(2,007)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.84	$(1.74)	$2.82	$(2.51)

Diluted	$1.83	$(1.74)	$2.80	$(2.51)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.85	$(1.74)	$2.83	$(2.46)

Diluted	$1.84	$(1.74)	$2.81	$(2.46)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity
 For the Six Months Ended June 30, 2010 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(12)		31	11			30		30

Balance at January 1, 2010	1	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Stock-based compensation			37		18					55		55
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											(18)	(18)
Comprehensive income (loss):
Net income (loss)				2,392						2,392	(11)	2,381
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						435				435		435
Unrealized investment gains (losses), net of related offsets and income tax						3,469	16			3,485		3,485
Foreign currency translation adjustments, net of income tax								(151)		(151)	1	(150)
Defined benefit plans adjustment, net of income tax									69	69		69

Other comprehensive income (loss)										3,838	1	3,839

Comprehensive income (loss)										6,230	(10)	6,220

Balance at June 30, 2010	$1	$8	$16,896	$21,820	$(172)	$3,118	$(486)	$(334)	$(1,476)	$39,375	$349	$39,724

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity  — (Continued)
For the Six Months Ended June 30, 2009 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of change in accounting principle, net of income tax				76			(76)
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			2		33					35		35
Deferral of stock-based compensation			1							1		1
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											95	95
Comprehensive income (loss):
Net loss				(1,946)						(1,946)	(20)	(1,966)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(57)				(57)		(57)
Unrealized investment gains (losses), net of related offsets and income tax						4,624	(145)			4,479	(7)	4,472
Foreign currency translation adjustments, net of income tax								(6)		(6)		(6)
Defined benefit plans adjustment, net of income tax									79	79		79

Other comprehensive income (loss)										4,495	(7)	4,488

Comprehensive income (loss)										2,549	(27)	2,522

Balance at June 30, 2009	$1	$8	$16,849	$20,472	$(203)	$(7,997)	$(221)	$(252)	$(1,364)	$27,293	$319	$27,612

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
 For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2010	2009

Net cash provided by (used in) operating activities	$3,928	$(1,227)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	38,035	31,711
Equity securities	690	1,154
Mortgage loans	2,715	3,015
Real estate and real estate joint ventures	87	7
Other limited partnership interests	251	640
Purchases of:
Fixed maturity securities	(47,014)	(47,052)
Equity securities	(364)	(1,102)
Mortgage loans	(2,878)	(2,076)
Real estate and real estate joint ventures	(305)	(213)
Other limited partnership interests	(452)	(413)
Cash received in connection with freestanding derivatives	986	2,810
Cash paid in connection with freestanding derivatives	(1,077)	(3,582)
Sales of businesses, net of cash disposed of $0 and $180, respectively	—	(46)
Net change in policy loans	(119)	(105)
Net change in short-term investments	(1,334)	5,761
Net change in other invested assets	754	713
Other, net	(95)	(103)

Net cash used in investing activities	(10,120)	(8,881)

Cash flows from financing activities
Policyholder account balances:
Deposits	34,213	45,763
Withdrawals	(32,390)	(46,389)
Net change in bank deposits	(497)	840
Net change in payables for collateral under securities loaned and other transactions	5,576	(6,452)
Net change in short-term debt	(33)	2,098
Long-term debt issued	678	2,225
Long-term debt repaid	(511)	(134)
Collateral financing arrangements issued	—	105
Cash received in connection with collateral financing arrangements	—	400
Cash paid in connection with collateral financing arrangements	—	(400)
Debt issuance costs	(1)	(17)
Common stock issued to settle stock forward contracts	—	1,035
Dividends on preferred stock	(61)	(61)
Other, net	(113)	(15)

Net cash provided by (used in) financing activities	6,861	(1,002)

Effect of change in foreign currency exchange rates on cash balances	(79)	84

Change in cash and cash equivalents	590	(11,026)
Cash and cash equivalents, beginning of period	10,112	24,239

Cash and cash equivalents, end of period	$10,702	$13,213

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$32

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—

Cash and cash equivalents, from continuing operations, beginning of period	$10,112	$24,207

Cash and cash equivalents, from continuing operations, end of period	$10,702	$13,213

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$744	$475

Income tax	$(11)	$195

Non-cash transactions during the period:
Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$32

Long-term debt issued	$—	$1,035

Junior subordinated debt securities redeemed	$—	$1,067

Real estate and real estate joint ventures acquired in satisfaction of debt	$10	$172

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include $840 million reclassified from policyholder account balances to net change in bank deposits within cash flows from financing activities in the interim condensed consolidated statement of cash flows for the six months ended June 30, 2009. In addition, $2,810 million and ($3,582) million were reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities in the interim condensed consolidated statement of cash flows for the six months ended June 30, 2009. See also Note 14 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2010, its consolidated results of operations for the three months and six months ended June 30, 2010 and 2009, its consolidated cash flows for the six months ended June 30, 2010 and 2009, and its consolidated statements of stockholders’ equity for the six months ended June 30, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet data was

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires reassessment on a quarterly basis, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities and equity security collateralized debt obligations. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities classified as trading securities, $6,769 million of commercial mortgage loans and $6,822 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $42 million, net of income tax, at January 1, 2010. For the three months and six months ended June 30, 2010, the Company recorded $109 million and $218 million, respectively, of net investment income on the consolidated assets, $103 million and $209 million, respectively, of interest expense in other expenses on the related long-term debt, and ($2) million and $8 million, respectively, in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values at June 30, 2010.

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

Future Adoption of New Accounting Pronouncements

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2010, the FASB issued new guidance regarding accounting for investment funds determined to be VIEs (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contract holder is a related party. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In March 2010, the FASB issued new guidance regarding accounting for embedded credit derivatives within structured securities (ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives). This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine if they require bifurcation and separate accounting. The guidance is effective for the third quarter of 2010. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	Pending Acquisition and Disposition

Pending Acquisition

On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Alico Holdings LLC (“Alico Holdings”) and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of American Life Insurance Company (“Alico”) and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions.

Pursuant to the Stock Purchase Agreement, the Holding Company will (i) pay $6.8 billion to Alico Holdings in cash, and (ii) issue to Alico Holdings (a) 78,239,712 shares of its common stock, (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of the Holding Company, which will be convertible into approximately 68,570,000 shares of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders and (c) $3.0 billion aggregate stated amount of equity units of the Holding Company (together, the “Securities”), initially consisting of (x) forward purchase contracts obligating the holder to purchase a variable number of shares of the Holding Company’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing), for a fixed amount per purchase contract, (an aggregate of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$1 billion each settlement date) and (y) an interest in shares of the Holding Company’s preferred stock. At a future date, the interest in the preferred stock forming part of the equity units will be mandatorily exchanged for an interest in debt securities of the Company, which will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the forward purchase contracts. The aggregate amount of the Holding Company’s common stock to be issued to Alico Holdings in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares to be issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to Alico Holdings certain rights and sets forth certain agreements with respect to Alico Holdings’ ownership, voting and transfer of the Securities. Alico Holdings has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. See Note 7 for discussion of a related commitment letter signed by the Holding Company with various financial institutions for a senior credit facility.

Pending Disposition

During the second quarter of 2010, the Company entered into a definitive agreement with a third party to sell MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for approximately $113 million in cash consideration. The total equity of MetLife Taiwan was $234 million, including accumulated other comprehensive income (loss) of $65 million, at June 30, 2010. The Company has not classified the assets and liabilities of MetLife Taiwan as held-for-sale and its operations as discontinued for the periods presented in the interim condensed consolidated financial statements due to anticipated delays in the approval process in Taiwan.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	June 30, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$73,787	$4,812	$1,743	$8	$76,848	31.2%
Residential mortgage-backed securities (“RMBS”)	42,632	1,941	1,225	598	42,750	17.3
Foreign corporate securities	39,586	2,441	1,164	—	40,863	16.6
U.S. Treasury, agency and government guaranteed securities (1)	30,810	2,139	87	—	32,862	13.3
Commercial mortgage-backed securities (“CMBS”)	15,903	568	486	1	15,984	6.5
Asset-backed securities (“ABS”)	15,110	312	804	199	14,419	5.9
Foreign government securities	12,110	1,517	68	—	13,559	5.5
State and political subdivision securities	8,924	376	252	—	9,048	3.7
Other fixed maturity securities	15	1	1	—	15	—

Total fixed maturity securities (2),(3)	$238,877	$14,107	$5,830	$806	$246,348	100.0%

Equity Securities:
Common stock	$1,483	$53	$21	$—	$1,515	55.3%
Non-redeemable preferred stock (2)	1,473	52	299	—	1,226	44.7

Total equity securities (4)	$2,956	$105	$320	$—	$2,741	100.0%

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,075	$2,821	$2,699	$10	$72,187	31.7%
RMBS	45,343	1,234	1,957	600	44,020	19.3
Foreign corporate securities	37,254	2,011	1,226	9	38,030	16.7
U.S. Treasury, agency and government guaranteed securities (1)	25,712	745	1,010	—	25,447	11.2
CMBS	16,555	191	1,106	18	15,622	6.9
ABS	14,272	189	1,077	222	13,162	5.8
Foreign government securities	11,010	1,076	139	—	11,947	5.2
State and political subdivision securities	7,468	151	411	—	7,208	3.2
Other fixed maturity securities	20	1	2	—	19	—

Total fixed maturity securities (2),(3)	$229,709	$8,419	$9,627	$859	$227,642	100.0%

Equity Securities:
Common stock	$1,537	$92	$8	$—	$1,621	52.6%
Non-redeemable preferred stock (2)	1,650	80	267	—	1,463	47.4

Total equity securities (4)	$3,187	$172	$275	$—	$3,084	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $315 million and $407 million at estimated fair value with unrealized gains of $5 million and $2 million at June 30, 2010 and December 31, 2009, respectively.

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			June 30, 2010	December 31, 2009
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$967	$988
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$243	$349
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,343	$2,626
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$96	$91

(3)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.4 billion and $2.5 billion at estimated fair value of such securities at June 30, 2010 and December 31, 2009, respectively.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $1.1 billion and $1.0 billion at estimated fair value at June 30, 2010 and December 31, 2009, respectively.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries are presented based on final ratings from the revised NAIC rating methodology (i.e., NAIC 1 — 6) which became effective December 31, 2009 (which may not correspond to rating agency designations). All NAIC designation amounts and percentages presented herein are based on the revised NAIC methodology described above. All rating agency designation (i.e., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodology described above. Rating agency designations (i.e., Aaa/AAA) are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents selected information about certain fixed maturity securities held by the Company at:

	June 30, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$20,793	$20,201
Net unrealized loss	$1,996	$2,609
Non-income producing fixed maturity securities:
Estimated fair value	$186	$312
Net unrealized loss	$17	$31
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,249	$2,154
U.S. corporate securities	1,845	1,750
ABS	801	803
Other	53	43

Total fixed maturity securities credit enhanced by financial guarantor insurers	$4,948	$4,750

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	19%	18%

Portion rated A	2%	2%

Portion rated Baa/BBB	36%	36%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. and Mexican government securities described below. The Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $32.9 billion and $25.4 billion at June 30, 2010 and December 31, 2009, respectively. The Company’s holdings in Mexican government and certain Mexican government agency fixed maturity securities at estimated fair value were $4.7 billion and $4.8 billion at June 30, 2010 and December 31, 2009, respectively.

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

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$40,863	34.7%	$38,030	34.5%
Consumer	19,176	16.3	16,924	15.4
Industrial	18,794	16.0	17,246	15.6
Utility	16,271	13.8	14,785	13.4
Finance	12,937	11.0	13,756	12.5
Communications	6,563	5.6	6,580	6.0
Other	3,107	2.6	2,896	2.6

Total	$117,711	100.0%	$110,217	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$915	0.3%	$1,038	0.3%
Holdings in ten issuers with the largest exposures	$7,021	2.0%	$7,506	2.3%

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By security type:
Collateralized mortgage obligations	$23,318	54.5%	$24,480	55.6%
Pass-through securities	19,432	45.5	19,540	44.4

Total RMBS	$42,750	100.0%	$44,020	100.0%

By risk profile:
Agency	$32,148	75.2%	$33,334	75.7%
Prime	6,433	15.0	6,775	15.4
Alternative residential mortgage loans	4,169	9.8	3,911	8.9

Total RMBS	$42,750	100.0%	$44,020	100.0%

Portion rated Aaa/AAA	$34,103	79.8%	$35,626	80.9%

Portion rated NAIC 1	$37,186	87.0%	$38,464	87.4%

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

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Vintage Year:
2004 & Prior	$72	1.7%	$109	2.8%
2005	1,518	36.4	1,395	35.7
2006	974	23.4	825	21.1
2007	848	20.3	814	20.8
2008	6	0.2	—	—
2009	718	17.2	768	19.6
2010	33	0.8	—	—

Total	$4,169	100.0%	$3,911	100.0%

	June 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized loss	$956		$1,248
Rated Aa/AA or better		20.2%		26.3%
Rated NAIC 1		33.6%		31.3%
By collateral type:
Fixed rate mortgage loans collateral		90.3%		89.3%
Hybrid adjustable rate mortgage loans collateral		9.7		10.7

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $16.0 billion and $15.6 billion at estimated fair value at June 30, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at June 30, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $120 million and $111 million at estimated fair value at June 30, 2010 and December 31, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	June 30, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$7,477	$7,701	$272	$268	$119	$113	$55	$49	$22	$15	$7,945	$8,146
2004	2,024	2,145	123	117	52	43	88	69	64	50	2,351	2,424
2005	2,616	2,723	41	40	63	50	69	51	3	5	2,792	2,869
2006	1,568	1,571	45	41	51	39	28	24	86	66	1,778	1,741
2007	754	586	126	93	117	88	26	25	10	8	1,033	800
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	2	2	—	—	—	—	—	—	—	—	2	2
2010	2	2	—	—	—	—	—	—	—	—	2	2

Total	$14,443	$14,730	$607	$559	$402	$333	$266	$218	$185	$144	$15,903	$15,984

Ratings Distribution		92.1%		3.5%		2.1%		1.4%		0.9%		100.0%

The June 30, 2010 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$6,836	$6,918	$394	$365	$162	$140	$52	$41	$36	$18	$7,480	$7,482
2004	2,240	2,255	200	166	114	71	133	87	88	58	2,775	2,637
2005	2,956	2,853	144	108	85	65	39	24	57	51	3,281	3,101
2006	1,087	1,009	162	139	380	323	187	129	123	48	1,939	1,648
2007	432	314	13	12	361	257	234	153	35	13	1,075	749
2008	5	5	—	—	—	—	—	—	—	—	5	5
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$13,556	$13,354	$913	$790	$1,102	$856	$645	$434	$339	$188	$16,555	$15,622

Ratings Distribution		85.4%		5.1%		5.5%		2.8%		1.2%		100.0%

The December 31, 2009 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P and Fitch.

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $14.4 billion and $13.2 billion at estimated fair value at June 30, 2010 and December 31, 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$7,212	50.0%	$7,057	53.6%
Student loans	2,460	17.1	1,855	14.1
RMBS backed by sub-prime mortgage loans	1,077	7.5	1,044	7.9
Automobile loans	712	4.9	963	7.3
Other loans	2,958	20.5	2,243	17.1

Total	$14,419	100.0%	$13,162	100.0%

Portion rated Aaa/AAA	$10,480	72.7%	$9,354	71.1%

Portion rated NAIC 1	$12,779	88.6%	$11,573	87.9%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		39.0%		37.6%
Of the 39.0% and 37.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		22.9%		17.2%
By financial guarantor insurers rated A		8.3%		7.9%

The following tables present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year at:

	June 30, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$47	$42	$66	$55	$14	$12	$7	$6	$94	$58	$228	$173
2004	88	67	310	233	31	24	10	6	44	29	483	359
2005	58	47	103	85	44	31	117	104	214	117	536	384
2006	—	—	63	33	—	—	12	4	99	66	174	103
2007	—	—	78	41	—	—	—	—	29	17	107	58
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—	—	—	—	—

Total	$193	$156	$620	$447	$89	$67	$146	$120	$480	$287	$1,528	$1,077

Ratings Distribution		14.5%		41.5%		6.2%		11.1%		26.7%		100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$57	$48	$73	$58	$11	$8	$7	$6	$98	$56	$246	$176
2004	99	68	316	222	39	27	24	15	31	15	509	347
2005	64	45	226	144	40	26	24	18	209	139	563	372
2006	6	6	62	22	—	—	22	5	115	72	205	105
2007	—	—	78	28	—	—	—	—	36	16	114	44
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$226	$167	$755	$474	$90	$61	$77	$44	$489	$298	$1,637	$1,044

Ratings Distribution		16.0%		45.4%		5.8%		4.2%		28.6%		100.0%

The rating distribution of the Company’s ABS supported by sub-prime mortgage loans were as follows at:

	June 30, 2010	December 31, 2009

NAIC 1	69.2%	69.1%
NAIC 2	8.4%	4.2%
NAIC 3	12.3%	12.2%
NAIC 4	6.8%	6.2%
NAIC 5	3.2%	8.3%
NAIC 6	0.1%	—%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at June 30, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$9,482	$9,556	$6,845	$6,924
Due after one year through five years	41,725	42,908	38,408	39,399
Due after five years through ten years	44,589	47,295	40,448	41,568
Due after ten years	69,436	73,436	67,838	66,947

Subtotal	165,232	173,195	153,539	154,838
RMBS, CMBS and ABS	73,645	73,153	76,170	72,804

Total fixed maturity securities	$238,877	$246,348	$229,709	$227,642

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	June 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities that were temporarily impaired	$8,277	$(1,208)
Fixed maturity securities with noncredit OTTI losses in other comprehensive income (loss)	(806)	(859)

Total fixed maturity securities	7,471	(2,067)
Equity securities	(215)	(103)
Derivatives	530	(144)
Other	105	71

Subtotal	7,891	(2,243)

Amounts allocated from:
Insurance liability loss recognition	(1,773)	(118)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	57	71
DAC and VOBA	(1,186)	145
Policyholder dividend obligation	(1,080)	—

Subtotal	(3,982)	98
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	263	275
Deferred income tax benefit (expense)	(1,541)	539

Net unrealized investment gains (losses)	2,631	(1,331)
Net unrealized investment gains (losses) attributable to noncontrolling interests	1	1

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,632	$(1,330)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($806) million at June 30, 2010, includes ($859) million recognized prior to January 1, 2010, ($98) million and ($157) million (($61) million and ($162) million, net of DAC) of noncredit losses recognized in the three months and six months ended June 30, 2010, respectively, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1) for the six months ended June 30, 2010, $37 million and $54 million, related to securities sold during the three months and six months ended June 30, 2010, respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $46 million and $140 million of subsequent increases in estimated fair value during the three months and six months ended June 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($859) million at December 31, 2009, includes ($126) million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, ($939) million (($857) million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report), $20 million related to securities sold during the year ended December 31, 2009 for which a noncredit loss was previously recognized in accumulated comprehensive income (loss) and $186 million of subsequent increases

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

The changes in net unrealized investment gains (losses) were as follows:

Six Months
Ended
June 30, 2010
(In millions)

Balance, beginning of period	$(1,330)
Cumulative effect of change in accounting principle, net of income tax	42
Fixed maturity securities on which noncredit OTTI losses have been recognized	37
Unrealized investment gains (losses) during the period	10,033
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(1,655)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	(14)
DAC and VOBA	(1,331)
Policyholder dividend obligation	(1,080)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	(7)
Deferred income tax benefit (expense)	(2,063)

Net unrealized investment gains (losses)	2,632
Net unrealized investment gains (losses) attributable to noncontrolling interests	—

Balance, end of period	$2,632

Change in net unrealized investment gains (losses)	$3,962
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$3,962

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	June 30, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
		(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$5,828	$271	$12,282	$1,480	$18,110	$1,751
RMBS	953	78	7,835	1,745	8,788	1,823
Foreign corporate securities	4,939	303	5,189	861	10,128	1,164
U.S. Treasury, agency and government guaranteed securities	2,595	1	2,348	86	4,943	87
CMBS	1,044	7	2,109	480	3,153	487
ABS	1,709	60	3,941	943	5,650	1,003
Foreign government securities	501	10	550	58	1,051	68
State and political subdivision securities	740	22	1,558	230	2,298	252
Other fixed maturity securities	—	—	5	1	5	1

Total fixed maturity securities	$18,309	$752	$35,817	$5,884	$54,126	$6,636

Equity Securities:
Common stock	227	19	9	2	236	21
Non-redeemable preferred stock	36	5	905	294	941	299

Total equity securities	$263	$24	$914	$296	$1,177	$320

Total number of securities in an unrealized loss position	2,422		2,670

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss), gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2010
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$15,620	$2,383	$404	$595	1,534	216
Six months or greater but less than nine months	2,120	350	125	134	213	30
Nine months or greater but less than twelve months	926	210	70	59	78	17
Twelve months or greater	31,188	7,965	2,471	2,778	1,950	490

Total	$49,854	$10,908	$3,070	$3,566

Percentage of amortized cost			6%	33%

Equity Securities:
Less than six months	$224	$468	$9	$129	544	173
Six months or greater but less than nine months	11	1	2	1	22	—
Nine months or greater but less than twelve months	—	—	—	—	5	1
Twelve months or greater	411	382	54	125	44	23

Total	$646	$851	$65	$255

Percentage of cost			10%	30%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$35,163	$2,658	$933	$713	1,725	186
Six months or greater but less than nine months	4,908	674	508	194	124	49
Nine months or greater but less than twelve months	1,723	1,659	167	517	106	79
Twelve months or greater	41,721	12,067	3,207	4,247	2,369	724

Total	$83,515	$17,058	$4,815	$5,671

Percentage of amortized cost			6%	33%

Equity Securities:
Less than six months	$66	$63	$7	$14	199	8
Six months or greater but less than nine months	6	1	1	1	15	2
Nine months or greater but less than twelve months	13	94	2	39	8	6
Twelve months or greater	610	488	73	138	50	24

Total	$695	$646	$83	$192

Percentage of cost			12%	30%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $138 million at December 31, 2009 to $125 million at June 30, 2010. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, the $124 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at June 30, 2010 were investment grade non-redeemable preferred stock, of which $120 million were financial services industry investment grade non-redeemable preferred stock, of which 79% were rated A or better.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$7.0 billion and $10.8 billion at June 30, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	June 30, 2010	December 31, 2009

Sector:
RMBS	26%	24%
U.S. corporate securities	25	25
Foreign corporate securities	17	11
ABS	14	12
CMBS	7	10
State and political subdivision securities	4	4
U.S. Treasury, agency and government guaranteed securities	1	9
Other	6	5

Total	100%	100%

Industry:
Mortgage-backed	33%	34%
Finance	25	22
Asset-backed	14	12
Consumer	6	4
Utility	5	4
State and political subdivision securities	4	4
Communications	3	2
Industrial	2	1
U.S. Treasury, agency and government guaranteed securities	1	9
Other	7	8

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	June 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	133	12	223	9
Total gross unrealized loss	$2,437	$186	$4,465	$132
Percentage of total gross unrealized loss	37%	58%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.0 billion during the six months ended June 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the six months ended June 30, 2010, was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at June 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$129	$118	91%	$118	100%	$118	100%	58%
Six months or greater but less than twelve months	1	1	100%	1	100%	1	100%	20%
Twelve months or greater	125	124	99%	124	100%	120	97%	79%

All equity securities with a gross unrealized loss of 20% or more	$255	$243	95%	$243	100%	$239	98%	68%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those companies in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

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

The components of net investment gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(244)	$(566)	$(395)	$(1,119)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	98	234	157	234

Net OTTI losses on fixed maturity securities recognized in earnings	(146)	(332)	(238)	(885)
Fixed maturity securities — net gains (losses) on sales and disposals	20	(46)	45	(102)

Total losses on fixed maturity securities	(126)	(378)	(193)	(987)

Other net investment gains (losses):
Equity securities	74	(108)	101	(377)
Mortgage loans	11	(125)	(17)	(271)
Commercial mortgage loans held by consolidated securitization entities — fair value option	172	—	653	—
Real estate and real estate joint ventures	(27)	(68)	(49)	(93)
Other limited partnership interests	(10)	(247)	(11)	(344)
Freestanding derivatives	3,680	(3,637)	3,199	(4,687)
Embedded derivatives	(2,199)	793	(1,677)	2,010
Trading securities held by consolidated securitization entities — fair value option	(17)	—	(21)	—
Long-term debt of consolidated securitization entities — related to trading securities — fair value option	(1)	—	11	—
Long-term debt of consolidated securitization entities — related to mortgage loans — fair value option	(156)	—	(635)	—
Other	67	(59)	179	14

Total net investment gains (losses)	$1,468	$(3,829)	$1,540	$(4,735)

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$13,500	$7,573	$300	$195	$13,800	$7,768

Gross investment gains	215	189	76	13	291	202

Gross investment losses	(195)	(235)	(1)	(49)	(196)	(284)

Total OTTI losses recognized in earnings:
Credit-related	(146)	(287)	—	—	(146)	(287)
Other (1)	—	(45)	(1)	(72)	(1)	(117)

Total OTTI losses recognized in earnings	(146)	(332)	(1)	(72)	(147)	(404)

Net investment gains (losses)	$(126)	$(378)	$74	$(108)	$(52)	$(486)

	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$21,878	$19,351	$445	$253	$22,323	$19,604

Gross investment gains	379	545	107	20	486	565

Gross investment losses	(334)	(647)	(4)	(67)	(338)	(714)

Total OTTI losses recognized in earnings:
Credit-related	(232)	(743)	—	—	(232)	(743)
Other (1)	(6)	(142)	(2)	(330)	(8)	(472)

Total OTTI losses recognized in earnings	(238)	(885)	(2)	(330)	(240)	(1,215)

Net investment gains (losses)	$(193)	$(987)	$101	$(377)	$(92)	$(1,364)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$20	$67	$28	$188
Consumer	1	74	23	164
Communications	—	61	3	203
Utility	3	43	3	76
Industrial	—	3	—	20
Other industries	—	2	—	26

Total U.S. and foreign corporate securities	24	250	57	677
ABS	44	28	63	94
RMBS	27	20	57	78
CMBS	51	34	61	36

Total	$146	$332	$238	$885

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Sector:
Common stock	$1	$12	2	$50
Non-redeemable preferred stock	—	60	—	280

Total	$1	$72	$2	$330

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$60	$—	$260
Common and remaining non-redeemable preferred stock	—	—	—	30

Total financial services industry	—	60	—	290

Other industries	1	12	2	40

Total	$1	$72	$2	$330

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at June 30, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Balance, beginning of period	$424	$—	$581	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	230	—	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	62	152	81	152
Additional impairments — credit loss OTTI recognized on securities previously impaired	39	5	70	5
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(30)	(7)	(134)	(7)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	(100)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(4)	—	(7)	—

Balance, end of period	$491	$380	$491	$380

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Fixed maturity securities	$3,033	$2,936	$6,106	$5,754
Equity securities	39	55	64	93
Trading securities	(56)	130	23	147
Trading securities held by consolidated securitization entities	4	—	8	—
Mortgage loans	696	696	1,369	1,378
Commercial mortgage loans held by consolidated securitization entities	105	—	210	—
Policy loans	159	161	337	318
Real estate and real estate joint ventures	141	(72)	189	(159)
Other limited partnership interests	161	72	426	(181)
Cash, cash equivalents and short-term investments	20	34	38	82
International joint ventures (1)	(97)	(77)	(80)	(70)
Other	102	44	188	119

Total investment income	4,307	3,979	8,878	7,481
Less: Investment expenses	220	249	447	490

Net investment income	$4,087	$3,730	$8,431	$6,991

(1)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint investments that do not qualify for hedge accounting of $109 million and $77 million for the three months and six months ended June 30, 2010, respectively, and ($92) million and ($116) million for the three months and six months ended June 30, 2009, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	June 30, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$22,561	$21,012
Estimated fair value	$23,965	$20,949
Aging of cash collateral liability:
Open (1)	$2,682	$3,290
Less than thirty days	13,578	13,605
Thirty days or greater but less than sixty days	5,541	3,534
Sixty days or greater but less than ninety days	314	92
Ninety days or greater	2,141	995

Total cash collateral liability	$24,256	$21,516

Security collateral on deposit from counterparties	$236	$6

Reinvestment portfolio — estimated fair value	$23,409	$20,339

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2010 was $2,613 million, of which $2,029 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury, agency and government guaranteed, U.S. corporate, RMBS, ABS and CMBS securities).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. Separately, the Company had $49 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at June 30, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $57 million and $51 million at June 30, 2010 and December 31, 2009, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$1,482	$1,383
Invested assets held in trust:
Collateral financing arrangements (2)	5,799	5,653
Reinsurance arrangements (3)	2,986	2,719
Invested assets pledged as collateral:
Funding agreements and advances — FHLB of NY (4)	21,321	20,612
Funding agreements — FHLB of Boston (4)	408	419
Funding agreements — Farmer Mac (5)	2,871	2,871
Federal Reserve Bank of New York (6)	1,763	1,537
Collateral financing arrangements (7)	189	80
Derivative transactions (8)	1,370	1,671
Short sale agreements (9)	463	496

Total invested assets on deposit, held in trust and pledged as collateral	$38,652	$37,441

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, fixed maturity and equity securities and short-term investments.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its funding agreements with, and advances from, the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 herein and Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements issued to certain special purpose entities that have issued securities guaranteed by the Federal Agricultural Mortgage Corporation (“Farmer Mac”). The nature of these Farmer Mac arrangements is described in Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 11 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program. See “— Variable Interest Entities” for assets of certain consolidated securitization entities that can only be used to settle liabilities of such entities.

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

The tables below present certain information about the Company’s trading securities portfolios:

	June 30, 2010	December 31, 2009
	(In millions)

Trading securities — at estimated fair value	$2,901	$2,384
Securities held by consolidated securitization entities — at estimated fair value	257	—

Total trading securities — at estimated fair value	$3,158	$2,384

Short sale agreement liabilities — at estimated fair value (included in other liabilities)	$47	$106
Investments pledged to secure short sale agreement liabilities	$463	$496

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Trading securities:
Net investment income (1)	$(56)	$130	$23	$147
Changes in estimated fair value included in net investment income	$(90)	$141	$(29)	$143
Securities held by consolidated securitization entities:
Net investment income (2)	$4	$—	$8	$—
Changes in estimated fair value included in net investment gains (losses) (3)	$(17)	$—	$(21)	$—

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities and the related short sale agreement liabilities.

(2)	Includes interest and dividends earned on securities held by consolidated securitization entities.

(3)	Includes net realized gains (losses) and changes in estimated fair value subsequent to consolidation recognized on securities held by consolidated securitization entities — accounted for under the fair value option.

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the tables above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$34,421	59.1%	$34,587	67.9%
Agricultural mortgage loans	12,284	21.1	12,140	23.8
Residential and consumer loans	1,789	3.1	1,454	2.9

Subtotal mortgage loans held-for-investment, net	48,494	83.3%	48,181	94.6%

Commercial mortgage loans held by consolidated securitization entities — fair value option	7,107	12.2	—	—

Total mortgage loans held-for-investment, net	55,601	95.5%	48,181	94.6%

Mortgage loans held-for-sale:
Residential — fair value option	2,043	3.5	2,470	4.9
Commercial and residential — lower of amortized cost or estimated fair value	607	1.0	258	0.5

Total mortgage loans held-for-sale	2,650	4.5	2,728	5.4

Total mortgage loans, net	$58,251	100.0%	$50,909	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Additions (reductions) to the mortgage valuation allowance charged to net investment gains (losses) were ($9) million and $34 million for the three months and six months ended June 30, 2010, respectively, and $144 million and $275 million for the three months and six months ended June 30, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce the risk of concentration. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Region:
Pacific	$8,346	24.2%	$8,684	25.1%
South Atlantic	7,485	21.7	7,342	21.2
Middle Atlantic	5,980	17.4	5,948	17.2
International	3,564	10.4	3,564	10.3
West South Central	2,963	8.6	2,870	8.3
East North Central	2,460	7.1	2,487	7.2
New England	1,400	4.1	1,414	4.1
Mountain	892	2.6	944	2.7
West North Central	629	1.9	641	1.9
East South Central	452	1.3	443	1.3
Other	250	0.7	250	0.7

Total	$34,421	100.0%	$34,587	100.0%

Property Type:
Office	$15,020	43.6%	$14,986	43.3%
Retail	7,900	23.0	7,870	22.8
Apartments	3,607	10.5	3,696	10.7
Hotel	3,037	8.8	2,947	8.5
Industrial	2,847	8.3	2,759	8.0
Other	2,010	5.8	2,329	6.7

Total	$34,421	100.0%	$34,587	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Servicing Rights

The following table presents the carrying value and changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets:

	At or For the
	Six Months
	Ended
	June 30,
	2010	2009
	(In millions)

Estimated fair value, beginning of period	$878	$191
Acquisition of MSRs	—	117
Origination of MSRs	106	289
Reductions due to loan payments	(43)	(61)
Reductions due to loan sales	(43)	—
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	(238)	133
Other changes in estimated fair value	—	1

Estimated fair value, end of period	$660	$670

The Company recognizes the rights to service residential mortgage loans as MSRs. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See Note 5 for further information about how the estimated fair value of MSRs is determined and other related information.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $9.7 billion and $8.4 billion at June 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $9.0 billion and $7.5 billion at June 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $8.4 billion at both June 30, 2010 and December 31, 2009. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.9 billion and $6.0 billion at June 30, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at June 30, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
		(In millions)

Consolidated securitization entities (1)	$7,429	$7,191	$—	$—
MRSC collateral financing arrangement (2)	3,324	—	3,230	—
Other limited partnership interests	204	58	367	72
Other invested assets	110	1	27	1
Real estate joint ventures	22	16	22	17

Total	$11,089	$7,266	$3,646	$90

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. At June 30, 2010, these entities held total assets of $7,429 million consisting of $257 million of securities classified by the Company as trading securities, $7,107 million of commercial mortgage loans, $38 million of accrued investment income and $27 million of cash. These entities had total liabilities of $7,191 million, consisting of $7,129 million of long-term debt and $62 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $200 million at estimated fair value at June 30, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $103 million and $209 million for the three months and six months ended June 30, 2010, respectively.

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At June 30, 2010 and December 31, 2009, these assets consist of the following, at estimated fair value:

	June 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,212	$963
U.S. corporate securities	927	1,049
RMBS	559	672
CMBS	386	348
Foreign corporate securities	106	80
U.S. Treasury, agency and government guaranteed securities	31	33
State and political subdivision securities	30	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of $0 and less than $1 million, respectively)	68	59

Total	$3,324	$3,230

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
		(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$42,750	$42,750	$—	$—
CMBS (2)	15,984	15,984	—	—
ABS (2)	14,419	14,419	—	—
U.S. corporate securities	1,799	1,799	1,216	1,216
Foreign corporate securities	1,392	1,392	1,254	1,254
Other limited partnership interests	4,063	6,255	2,543	2,887
Other invested assets	499	520	416	409
Real estate joint ventures	13	62	30	30
Equity securities available-for-sale:
Non-redeemable preferred stock	—	—	31	31

Total	$80,919	$83,181	$5,490	$5,827

(1)	The maximum exposure to loss relating to the fixed maturity and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $212 million and $232 million at June 30, 2010 and December 31, 2009, respectively.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2010.

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

		June 30, 2010			December 31, 2009
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$43,142	$3,553	$1,049	$38,152	$1,570	$1,255
	Interest rate floors	24,191	772	77	23,691	461	37
	Interest rate caps	30,266	92	1	28,409	283	—
	Interest rate futures	7,441	21	7	7,563	8	10
	Interest rate options	2,192	40	16	4,050	117	57
	Interest rate forwards	9,526	62	88	9,921	66	27
	Synthetic GICs	4,343	—	—	4,352	—	—
Foreign currency	Foreign currency swaps	17,388	1,578	1,043	16,879	1,514	1,392
	Foreign currency forwards	7,774	263	50	6,485	83	57
	Currency options	398	39	2	822	18	—
	Non-derivative hedging instruments (2)	169	—	169	—	—	—
Credit	Credit default swaps	7,456	81	102	6,723	74	130
	Credit forwards	180	14	2	220	2	6
Equity market	Equity futures	8,957	98	40	7,405	44	21
	Equity options	31,598	2,563	621	27,175	1,712	1,018
	Variance swaps	16,883	545	78	13,654	181	58
	Total rate of return swaps	1,025	—	67	376	—	47

	Total	$212,929	$9,721	$3,412	$195,877	$6,133	$4,115

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. Swaptions are included in interest rate options in the preceding table. The Company utilizes swaptions in non-qualifying hedging relationships.

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Fair Value Hedges:
Foreign currency swaps	$4,764	$578	$199	$4,807	$854	$132
Interest rate swaps	4,946	1,020	102	4,824	500	75

Subtotal	9,710	1,598	301	9,631	1,354	207

Cash Flow Hedges:
Foreign currency swaps	5,087	418	268	4,108	127	347
Interest rate swaps	2,635	250	20	1,740	—	48
Interest rate forwards	700	—	15	—	—	—
Credit forwards	180	14	2	220	2	6

Subtotal	8,602	682	305	6,068	129	401

Foreign Operations Hedges:
Foreign currency forwards	2,400	49	23	1,880	27	13
Non-derivative hedging instruments	169	—	169	—	—	—

Subtotal	2,569	49	192	1,880	27	13

Total Qualifying Hedges	$20,881	$2,329	$798	$17,579	$1,510	$621

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2010			December 31, 2009
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$35,561	$2,283	$927	$31,588	$1,070	$1,132
Interest rate floors	24,191	772	77	23,691	461	37
Interest rate caps	30,266	92	1	28,409	283	—
Interest rate futures	7,441	21	7	7,563	8	10
Interest rate options	2,192	40	16	4,050	117	57
Interest rate forwards	8,826	62	73	9,921	66	27
Synthetic GICs	4,343	—	—	4,352	—	—
Foreign currency swaps	7,537	582	576	7,964	533	913
Foreign currency forwards	5,374	214	27	4,605	56	44
Currency options	398	39	2	822	18	—
Credit default swaps	7,456	81	102	6,723	74	130
Equity futures	8,957	98	40	7,405	44	21
Equity options	31,598	2,563	621	27,175	1,712	1,018
Variance swaps	16,883	545	78	13,654	181	58
Total rate of return swaps	1,025	—	67	376	—	47

Total non-designated or non-qualifying derivatives	$192,048	$7,392	$2,614	$178,298	$4,623	$3,494

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Qualifying hedges:
Net investment income	$18	$10	$41	$27
Interest credited to policyholder account balances	52	55	113	97
Other expenses	(2)	3	(4)	(1)
Non-qualifying hedges:
Net investment income	(2)	—	(2)	(1)
Net investment gains (losses)	143	33	173	63
Other revenues	27	14	56	22

Total	$236	$115	$377	$207

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and six months ended June 30, 2010 and 2009:

				Ineffectiveness
		Net Investment Gains (Losses)	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(20)	$19	$(1)
	Policyholder account balances (1)	433	(421)	12
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(6)	(1)
	Foreign-denominated policyholder account balances (2)	(209)	195	(14)

Total		$209	$(213)	$(4)

For the Three Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$33	$(29)	$4
	Policyholder account balances (1)	(518)	509	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(16)	15	(1)
	Foreign-denominated policyholder account balances (2)	427	(421)	6

Total		$(74)	$74	$—

For the Six Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(25)	$25	$—
	Policyholder account balances (1)	466	(454)	12
Foreign currency swaps:	Foreign-denominated fixed maturity securities	16	(17)	(1)
	Foreign-denominated policyholder account balances (2)	(368)	344	(24)

Total		$89	$(102)	$(13)

For the Six Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$47	$(41)	$6
	Policyholder account balances (1)	(812)	801	(11)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	11	(2)
	Foreign-denominated policyholder account balances (2)	320	(308)	12

Total		$(458)	$463	$5

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (v) interest rate swaps to hedge the forecasted purchases of fixed-rate investments; and (vi) interest rate swaps and interest rate forwards to hedge forecasted fixed-rate borrowings.

For the three months and six months ended June 30, 2010, the Company recognized $2 million and $5 million, respectively, of net investment gains which represented the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2009, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2010 related to such discontinued cash flow hedges were insignificant. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2009 related to such discontinued cash flow hedges were gains (losses) of $0 and $1 million, respectively. At June 30, 2010 and December 31, 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and five years, respectively.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Other comprehensive income (loss), balance at beginning of period	$44	$113	$(76)	$82
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	566	(97)	617	(105)
Amounts reclassified to net investment gains (losses)	(17)	(6)	51	33
Amounts reclassified to net investment income	1	4	2	6
Amounts reclassified to other expenses	(1)	(1)	(1)	(1)
Amortization of transition adjustment	—	—	—	(2)

Other comprehensive income (loss), balance at end of period	$593	$13	$593	$13

At June 30, 2010, $40 million of deferred net gains on derivatives accumulated in other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2010 and 2009:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Investment	Net Investment	Other	Net Investment	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$275	$—	$—	$—	$—	$—
Foreign currency swaps	292	6	(1)	1	2	—
Interest rate forwards	(15)	11	—	—	—	—
Credit forwards	14	—	—	—	—	—

Total	$566	$17	$(1)	$1	$2	$—

For the Three Months Ended June 30, 2009:
Interest rate swaps	$—	$—	$(2)	$—	$—	$—
Foreign currency swaps	(170)	6	(2)	1	—	—
Interest rate forwards	73	—	—	—	—	—

Total	$(97)	$6	$(4)	$1	$—	$—

For the Six Months Ended June 30, 2010:
Interest rate swaps	$276	$—	$—	$—	$2	$—
Foreign currency swaps	339	(62)	(3)	1	3	—
Interest rate forwards	(15)	11	1	—	—	—
Credit forwards	17	—	—	—	—	—

Total	$617	$(51)	$(2)	$1	$5	$—

For the Six Months Ended June 30, 2009:
Interest rate swaps	$1	$—	$(2)	$—	$—	$—
Foreign currency swaps	(179)	(33)	(2)	1	—	—
Interest rate forwards	73	—	—	—	—	—

Total	$(105)	$(33)	$(4)	$1	$—	$—

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2010 and 2009:

		Amount and Location
		of Gains (Losses)
		Reclassified From Accumulated Other
	Amount of Gains (Losses)	Comprehensive Income
	Deferred in Accumulated	(Loss) into Income (Loss)
Derivatives and Non-Derivative Hedging Instruments in Net	Other Comprehensive Income (Loss)	(Effective Portion)
Investment Hedging Relationships (1),(2)	(Effective Portion)	Net Investment Gains (Losses)
	(In millions)

For the Three Months Ended June 30, 2010:
Foreign currency forwards	$37	$—
Foreign currency swaps	—	—
Non-derivative hedging instruments	—	—

Total	$37	$—

For the Three Months Ended June 30, 2009:
Foreign currency forwards	$(154)	$—
Foreign currency swaps	(14)	—
Non-derivative hedging instruments	(26)	—

Total	$(194)	$—

For the Six Months Ended June 30, 2010:
Foreign currency forwards	$27	$—
Foreign currency swaps	—	—
Non-derivative hedging instruments	—	—

Total	$27	$—

For the Six Months Ended June 30, 2009:
Foreign currency forwards	$(149)	$—
Foreign currency swaps	(10)	—
Non-derivative hedging instruments	(20)	—

Total	$(179)	$—

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2010 and December 31, 2009, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($13) million and ($40) million, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$962	$4	$36	$199	$—
Interest rate floors	281	—	—	—	—
Interest rate caps	(98)	—	—	—	—
Interest rate futures	87	(1)	—	(3)	—
Equity futures	(87)	21	159	—	—
Foreign currency swaps	288	—	—	—	—
Foreign currency forwards	266	30	—	—	—
Currency options	14	—	—	—	—
Equity options	1,366	59	—	—	—
Interest rate options	50	—	—	1	—
Interest rate forwards	—	—	—	(53)	—
Variance swaps	450	11	—	—	—
Credit default swaps	12	3	—	—	—
Total rate of return swaps	(31)	—	—	—	—

Total	$3,560	$127	$195	$144	$—

For the Three Months Ended June 30, 2009:
Interest rate swaps	$(880)	$(1)	$—	$(155)	$—
Interest rate floors	(302)	—	—	—	—
Interest rate caps	98	—	—	—	—
Interest rate futures	(366)	6	—	—	—
Equity futures	(782)	(38)	(210)	—	—
Foreign currency swaps	(240)	—	—	—	—
Foreign currency forwards	(85)	(7)	—	—	—
Currency options	(11)	—	—	—	—
Equity options	(784)	(44)	—	—	—
Interest rate options	—	—	—	2	—
Interest rate forwards	(7)	—	—	58	—
Variance swaps	(106)	(7)	—	—	—
Swap spreadlocks	9	—	—	—	—
Credit default swaps	(208)	(4)	—	—	—
Total rate of return swaps	28	—	—	—	—

Total	$(3,636)	$(95)	$(210)	$(95)	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Six Months Ended June 30, 2010:
Interest rate swaps	$1,043	$3	$39	$256	$—
Interest rate floors	274	—	—	—	—
Interest rate caps	(211)	—	—	—	—
Interest rate futures	67	(6)	—	(3)	—
Equity futures	(169)	10	71	—	—
Foreign currency swaps	346	—	—	—	—
Foreign currency forwards	325	38	—	—	—
Currency options	17	(1)	—	—	(4)
Equity options	984	37	—	—	—
Interest rate options	50	—	—	(1)	—
Interest rate forwards	8	—	—	(86)	—
Variance swaps	330	8	—	—	—
Credit default swaps	15	3	—	—	—
Total rate of return swaps	(19)	—	—	—	—

Total	$3,060	$92	$110	$166	$(4)

For the Six Months Ended June 30, 2009:
Interest rate swaps	$(1,472)	$(3)	$—	$(146)	$—
Interest rate floors	(853)	—	—	—	—
Interest rate caps	73	—	—	—	—
Interest rate futures	(484)	—	—	—	—
Equity futures	(349)	(11)	(97)	—	—
Foreign currency swaps	(162)	—	—	—	—
Foreign currency forwards	(84)	(31)	—	—	—
Currency options	(32)	—	—	—	—
Equity options	(732)	(62)	—	—	—
Interest rate options	(353)	—	—	2	—
Interest rate forwards	(6)	—	—	42	—
Variance swaps	(129)	(9)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(119)	(7)	—	—	—
Total rate of return swaps	8	—	—	—	—

Total	$(4,732)	$(123)	$(97)	$(102)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $4,054 million and $3,101 million at June 30, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2010 and December 31, 2009, the Company would have received $10 million and $53 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair Value	of Future	Weighted	Fair Value	Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$320	4.3	$5	$175	4.3
Credit default swaps referencing indices	19	2,528	4.1	46	2,676	3.4

Subtotal	21	2,848	4.2	51	2,851	3.5

Baa
Single name credit default swaps (corporate)	(3)	525	4.7	2	195	4.8
Credit default swaps referencing indices	(6)	611	5.0	—	10	5.0

Subtotal	(9)	1,136	4.9	2	205	4.8

Ba
Single name credit default swaps (corporate)	(1)	50	4.8	—	25	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	(1)	50	4.8	—	25	5.0

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	(1)	20	5.0	—	20	5.0

Subtotal	(1)	20	5.0	—	20	5.0

Total	$10	$4,054	4.4	$53	$3,101	3.6

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $4,054 million and $3,101 million from the table above were $145 million and $31 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $5,516 million and $2,680 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $233 million and $221 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2010, none of the collateral had been sold or repledged.

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

			Fair Value of Incremental Collateral
			Provided Upon:
				Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
	(In millions)

At June 30, 2010:
Derivatives subject to credit-contingent provisions	$605	$566	$67	$149
Derivatives not subject to credit-contingent provisions	79	65	—	—

Total	$684	$631	$67	$149

At December 31, 2009:
Derivatives subject to credit-contingent provisions	$1,163	$1,017	$90	$218
Derivatives not subject to credit-contingent provisions	48	42	—	—

Total	$1,211	$1,059	$90	$218

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both June 30, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2010 was $1,181 million. At June 30, 2010, the Company provided securities collateral of $566 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2010 would be $615 million. This amount does not consider gross derivative assets of $576 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which require the pledging of collateral. At June 30, 2010 and December 31, 2009, the Company pledged securities collateral for exchange-traded futures of $40 million and $50 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $705 million and $562 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$124	$76
Call options in equity securities	(32)	(37)

Net embedded derivatives within asset host contracts	$92	$39

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$3,381	$1,500
Other	5	5

Net embedded derivatives within liability host contracts	$3,386	$1,505

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Net investment gains (losses) (1)	$(2,199)	$793	$(1,677)	$2,010
Policyholder benefits and claims	$67	$(84)	$46	$(68)

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net investment gains (losses), in connection with this adjustment, were gains (losses) of $776 million and $690 million, for the three months and six months ended June 30, 2010, respectively, and gains (losses) of ($1,538) million and ($710) million, for the three months and six months ended June 30, 2009, respectively. The net investment gains (losses) for the three months and six months ended June 30, 2010 included a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 5.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments were as follows:

			Estimated
	Notional	Carrying	Fair
June 30, 2010	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$246,348	$246,348
Equity securities		$2,741	$2,741
Trading securities:
Trading securities		$2,901	$2,901
Trading securities held by consolidated securitization entities		257	257

Total trading securities		$3,158	$3,158

Mortgage loans:
Held-for-investment:
Mortgage loans		$48,494	$50,060
Mortgage loans held by consolidated securitization entities		7,107	7,107

Total mortgage loans held-for-investment		$55,601	$57,167

Held-for-sale		$2,650	$2,655

Mortgage loans, net		$58,251	$59,822
Policy loans		$10,180	$11,926
Real estate joint ventures (1)		$102	$121
Other limited partnership interests (1)		$1,557	$1,746
Short-term investments		$9,746	$9,746
Other invested assets: (1)
Derivative assets: (2)
Interest rate contracts	$95,607	$4,540	$4,540
Foreign currency contracts	17,597	1,880	1,880
Credit contracts	4,757	95	95
Equity market contracts	39,676	3,206	3,206

Total derivative assets	$157,637	$9,721	$9,721

Mortgage servicing rights		$660	$660
Other		$864	$864
Cash and cash equivalents		$10,702	$10,702
Accrued investment income		$3,249	$3,249
Premiums, reinsurance and other receivables (1)		$3,409	$3,904
Other assets (1)		$425	$386
Separate account assets		$153,362	$153,362
Net embedded derivatives within asset host contracts (3)		$124	$124
Liabilities
Policyholder account balances (1)		$98,469	$101,652
Payables for collateral under securities loaned and other transactions		$29,772	$29,772
Bank deposits		$9,790	$9,857
Short-term debt		$879	$879
Long-term debt: (1)
Long-term debt		$13,484	$14,222
Long-term debt of consolidated securitization entities		7,129	7,129

Total long-term debt		$20,613	$21,351

Collateral financing arrangements		$5,297	$2,384
Junior subordinated debt securities		$3,191	$3,169
Other liabilities: (1)
Derivative liabilities: (2)
Interest rate contracts	$25,494	$1,238	$1,238
Foreign currency contracts	7,963	1,095	1,095
Credit contracts	2,879	104	104
Equity market contracts	18,787	806	806

Total derivative liabilities	$55,123	$3,243	$3,243

Trading liabilities		$47	$47
Other		$2,602	$2,602
Separate account liabilities (1)		$35,124	$35,124
Net embedded derivatives within liability host contracts (3)		$3,386	$3,386
Commitments (4)
Mortgage loan commitments	$2,705	$—	$(2)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,329	$—	$43

See Note 3 for discussion of consolidated securitization entities included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$227,642	$227,642
Equity securities		$3,084	$3,084
Trading securities		$2,384	$2,384
Mortgage loans:
Held-for-investment		$48,181	$46,315
Held-for-sale		2,728	2,728

Mortgage loans, net		$50,909	$49,043

Policy loans		$10,061	$11,294
Real estate joint ventures (1)		$115	$127
Other limited partnership interests (1)		$1,571	$1,581
Short-term investments		$8,374	$8,374
Other invested assets: (1)
Derivative assets (2)	$122,156	$6,133	$6,133
Mortgage servicing rights		$878	$878
Other		$1,241	$1,284
Cash and cash equivalents		$10,112	$10,112
Accrued investment income		$3,173	$3,173
Premiums, reinsurance and other receivables (1)		$3,375	$3,532
Other assets (1)		$425	$440
Separate account assets		$149,041	$149,041
Net embedded derivatives within asset host contracts (3)		$76	$76
Liabilities
Policyholder account balances (1)		$97,131	$96,735
Payables for collateral under securities loaned and other transactions		$24,196	$24,196
Bank deposits		$10,211	$10,300
Short-term debt		$912	$912
Long-term debt (1)		$13,185	$13,831
Collateral financing arrangements		$5,297	$2,877
Junior subordinated debt securities		$3,191	$3,167
Other liabilities: (1)
Derivative liabilities (2)	$73,721	$4,115	$4,115
Trading liabilities		$106	$106
Other		$1,788	$1,788
Separate account liabilities (1)		$32,171	$32,171
Net embedded derivatives within liability host contracts (3)		$1,505	$1,505
Commitments (4)
Mortgage loan commitments	$2,220	$—	$(48)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,261	$—	$(52)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. At June 30, 2010 and December 31, 2009, certain non-derivative hedging instruments of $169 million and $0, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the table above as they are not derivative instruments.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At June 30, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($32) million and ($37) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Other Invested Assets — Other invested assets in the consolidated balance sheets are principally comprised of freestanding derivatives with positive estimated fair values, leveraged leases, joint venture investments, investments in tax credit partnerships, investment in a funding agreement, MSRs, funds withheld and various interest-bearing assets held in foreign subsidiaries. Leveraged leases and investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method or under the effective yield method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

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

The estimated fair value of the investment in funding agreements is estimated by discounting the expected future cash flows using current market rates and the credit risk of the note issuer. For funds withheld and the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Policyholder Account Balances — Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented therein. The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread to reflect the nonperformance risk in the liability.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that the Company believes there is limited risk of a material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in nonperformance risk are necessary.

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

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and certain equity or bond indexed crediting rates within funding agreements. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value reported in net income.

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

The valuation of these guarantee liabilities includes adjustments for nonperformance risk and for a risk margin related to non-capital market inputs. Both of these adjustments are captured as components of the spread which, when combined with the risk free rate, is used to discount the cash flows of the liability for purposes of determining its fair value.

The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for the Holding Company’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to the Holding Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. For the three months ended June 30, 2010, the Company recognized income of $305 million, net of DAC and income tax, relating to the change in fair value associated with nonperformance risk for embedded derivatives within insurance contracts. The impact included a loss of $577 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010. The refinement reduced basic and diluted net income available to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

MetLife, Inc.’s common shareholders per common share by $0.70 and $0.69, respectively, for the three months ended June 30, 2010. The refinement reduced both basic and diluted net income available to MetLife, Inc.’s common shareholders per common share by $0.70 for the six months ended June 30, 2010.

Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “Fixed Maturity Securities, Equity Securities and Trading Securities” and “Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in estimated fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for nonperformance risk. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments — The estimated fair values for mortgage loan commitments and commitments to fund bank credit facilities, bridge loans and private corporate bond investments reflected in the above tables represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the original commitments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	June 30, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$69,675	$7,173	$76,848
RMBS	—	40,898	1,852	42,750
Foreign corporate securities	—	36,263	4,600	40,863
U.S. Treasury, agency and government guaranteed securities	15,545	17,280	37	32,862
CMBS	—	15,714	270	15,984
ABS	—	10,921	3,498	14,419
Foreign government securities	240	13,039	280	13,559
State and political subdivision securities	—	8,947	101	9,048
Other fixed maturity securities	—	10	5	15

Total fixed maturity securities	15,785	212,747	17,816	246,348

Equity securities:
Common stock	306	1,048	161	1,515
Non-redeemable preferred stock	—	381	845	1,226

Total equity securities	306	1,429	1,006	2,741

Trading securities:
Trading securities	2,375	490	36	2,901
Trading securities held by consolidated securitization entities	—	257	—	257

Total trading securities	2,375	747	36	3,158
Short-term investments (1)	3,922	5,582	52	9,556
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	7,107	—	7,107
Mortgage loans held-for-sale (2)	—	2,017	26	2,043

Total mortgage loans	—	9,124	26	9,150
Derivative assets: (3)
Interest rate contracts	31	4,431	78	4,540
Foreign currency contracts	—	1,835	45	1,880
Credit contracts	—	49	46	95
Equity market contracts	98	2,397	711	3,206

Total derivative assets	129	8,712	880	9,721
Net embedded derivatives within asset host contracts (4)	—	—	124	124
MSRs (5)	—	—	660	660
Separate account assets (6)	20,036	131,633	1,693	153,362

Total assets	$42,553	$369,974	$22,293	$434,820

Liabilities
Derivative liabilities: (3)
Interest rate contracts	$76	$1,145	$17	$1,238
Foreign currency contracts	—	1,078	17	1,095
Credit contracts	—	89	15	104
Equity market contracts	40	688	78	806

Total derivative liabilities	116	3,000	127	3,243
Net embedded derivatives within liability host contracts (4)	—	(34)	3,420	3,386
Long-term debt of consolidated securitization entities	—	6,908	221	7,129
Trading liabilities (7)	15	32	—	47

Total liabilities	$131	$9,906	$3,768	$13,805

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
RMBS	—	42,180	1,840	44,020
Foreign corporate securities	—	32,738	5,292	38,030
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
CMBS	—	15,483	139	15,622
ABS	—	10,450	2,712	13,162
Foreign government securities	306	11,240	401	11,947
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	11,257	199,195	17,190	227,642

Equity securities:
Common stock	490	995	136	1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	490	1,354	1,240	3,084

Trading securities	1,886	415	83	2,384
Short-term investments (1)	5,650	2,500	23	8,173
Mortgage loans (2)	—	2,445	25	2,470
Derivative assets (3)	103	5,600	430	6,133
Net embedded derivatives within asset host contracts (4)	—	—	76	76
MSRs (5)	—	—	878	878
Separate account assets (6)	17,601	129,545	1,895	149,041

Total assets	$36,987	$341,054	$21,840	$399,881

Liabilities:
Derivative liabilities (3)	$51	$3,990	$74	$4,115
Net embedded derivatives within liability host contracts (4)	—	(26)	1,531	1,505
Trading liabilities (7)	106	—	—	106

Total liabilities	$157	$3,964	$1,605	$5,726

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, etc.).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables. At June 30, 2010 and December 31, 2009, certain non-derivative hedging instruments of $169 million and $0, respectively, which carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At June 30, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($32) million and ($37) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Embedded derivatives classified within this level include embedded equity and bond indexed derivatives contained in certain funding agreements. Long-term debt of consolidated securitization entities included in this level includes obligations priced principally by independent pricing services using observable inputs.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable independent broker quotations or valuation models. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotations; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; currency options based upon baskets of currencies having unobservable currency correlations; credit forwards having unobservable repurchase rates; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans and other limited partnership interests. Embedded derivatives classified within this level primarily include embedded derivatives associated with certain variable annuity guarantees. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs. Long-term debt of consolidated securitization entities included in this level includes obligations priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

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

The Company determines the estimated fair value of its investments using primarily the market approach and the income approach. The use of quoted prices for identical assets and matrix pricing or other similar techniques are examples of market approaches, while the use of discounted cash flow methodologies is an example of the income approach. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs in selecting whether the market or income approach is used.

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

Embedded derivatives contained in certain funding agreements — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the spot equity and bond index level.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-option based credit derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based credit derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

Guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.

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

Embedded derivatives within funds withheld related to certain ceded reinsurance — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.

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

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$6,339	$12	$97	$362	$518	$(155)	$7,173
RMBS	1,927	13	(6)	98	31	(211)	1,852
Foreign corporate securities	5,378	(15)	(139)	(371)	292	(545)	4,600
U.S. Treasury, agency and government guaranteed securities	36	—	2	(1)	—	—	37
CMBS	225	1	47	(20)	117	(100)	270
ABS	2,823	(12)	80	483	130	(6)	3,498
Foreign government securities	222	(3)	16	69	—	(24)	280
State and political subdivision securities	101	—	3	19	—	(22)	101
Other fixed maturity securities	6	—	1	(2)	—	—	5

Total fixed maturity securities	$17,057	$(4)	$101	$637	$1,088	$(1,063)	$17,816

Equity securities:
Common stock	$159	$3	$(15)	$22	$—	$(8)	$161
Non-redeemable preferred stock	1,008	46	(51)	(153)	—	(5)	845

Total equity securities	$1,167	$49	$(66)	$(131)	$—	$(13)	$1,006

Trading securities	$40	$(3)	$—	$(1)	$—	$—	$36
Short-term investments	$97	$—	$—	$41	$—	$(86)	$52
Mortgage loans	$28	$(1)	$—	$1	$6	$(8)	$26
Net derivatives: (5)
Interest rate contracts	$34	$54	$(15)	$(12)	$—	$—	$61
Foreign currency contracts	74	(10)	—	(36)	—	—	28
Credit contracts	47	(22)	15	(9)	—	—	31
Equity market contracts	80	547	4	2	—	—	633

Total net derivatives	$235	$569	$4	$(55)	$—	$—	$753

Mortgage servicing rights (6), (7)	$859	$(183)	$—	$(16)	$—	$—	$660
Separate account assets (8)	$1,798	$(5)	$—	$70	$12	$(182)	$1,693
Net embedded derivatives (9)	$(994)	$(2,149)	$(75)	$(78)	$—	$—	$(3,296)
Long-term debt of consolidated securitization entities (10)	$220	$1	$—	$—	$—	$—	$221

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1),(2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$6,867	$(40)	$400	$(67)	$(497)	$6,663
RMBS	513	53	11	1,184	(267)	1,494
Foreign corporate securities	4,051	(77)	1,003	(8)	(240)	4,729
U.S. Treasury, agency and government guaranteed securities	63	—	(1)	(25)	—	37
CMBS	243	(12)	21	(4)	3	251
ABS	2,048	25	147	(91)	31	2,160
Foreign government securities	273	8	(22)	57	30	346
State and political subdivision securities	100	—	8	(4)	—	104
Other fixed maturity securities	8	—	2	(2)	—	8

Total fixed maturity securities	$14,166	$(43)	$1,569	$1,040	$(940)	$15,792

Equity securities:
Common stock	$104	$—	$5	$9	$—	$118
Non-redeemable preferred stock	902	(55)	295	(75)	—	1,067

Total equity securities	$1,006	$(55)	$300	$(66)	$—	$1,185

Trading securities	$105	$6	$—	$(39)	$—	$72
Short-term investments	$12	$—	$—	$(7)	$—	$5
Mortgage loans	$211	$(7)	$—	$1	$(69)	$136
Net derivatives (5)	$2,585	$(987)	$20	$123	$25	$1,766
Mortgage servicing rights (6), (7)	$405	$131	$—	$134	$—	$670
Separate account assets (8)	$1,500	$(61)	$—	$114	$1	$1,554
Net embedded derivatives (9)	$(1,812)	$743	$(16)	$(23)	$—	$(1,108)
Trading liabilities	$—	$—	$—	$(59)	$—	$(59)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$6,694	$22	$322	$(270)	$602	$(197)	$7,173
RMBS	1,840	26	13	51	54	(132)	1,852
Foreign corporate securities	5,292	(9)	76	(502)	345	(602)	4,600
U.S. Treasury, agency and government guaranteed securities	37	—	2	(2)	—	—	37
CMBS	139	(1)	58	(15)	122	(33)	270
ABS	2,712	(28)	197	739	91	(213)	3,498
Foreign government securities	401	(6)	20	24	—	(159)	280
State and political subdivision securities	69	—	9	23	—	—	101
Other fixed maturity securities	6	—	1	(2)	—	—	5

Total fixed maturity securities	$17,190	$4	$698	$46	$1,214	$(1,336)	$17,816

Equity securities:
Common stock	$136	$3	$(10)	$42	$—	$(10)	$161
Non-redeemable preferred stock	1,104	47	(33)	(265)	—	(8)	845

Total equity securities	$1,240	$50	$(43)	$(223)	$—	$(18)	$1,006

Trading securities	$83	$(4)	$—	$(25)	$—	$(18)	$36
Short-term investments	$23	$—	$—	$29	$—	$—	$52
Mortgage loans	$25	$(1)	$—	$1	$7	$(6)	$26
Net derivatives: (5)
Interest rate contracts	$7	$81	$(15)	$(12)	$—	$—	$61
Foreign currency contracts	108	(30)	(1)	(49)	—	—	28
Credit contracts	42	(22)	17	(6)	—	—	31
Equity market contracts	199	420	5	9	—	—	633

Total net derivatives	$356	$449	$6	$(58)	$—	$—	$753

Mortgage servicing rights (6), (7)	$878	$(238)	$—	$20	$—	$—	$660
Separate account assets (8)	$1,895	$39	$—	$(68)	$49	$(222)	$1,693
Net embedded derivatives (9)	$(1,455)	$(1,630)	$(65)	$(146)	$—	$—	$(3,296)
Long-term debt of consolidated securitization entities (10)	$—	$(11)	$—	$232	$—	$—	$221

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$7,498	$(208)	$30	$(204)	$(453)	$6,663
RMBS	595	47	12	903	(63)	1,494
Foreign corporate securities	5,944	(237)	680	(221)	(1,437)	4,729
U.S. Treasury, agency and government guaranteed securities	88	—	(2)	(29)	(20)	37
CMBS	260	(12)	17	(16)	2	251
ABS	2,452	(36)	(114)	(205)	63	2,160
Foreign government securities	408	(47)	24	(17)	(22)	346
State and political subdivision securities	123	—	6	17	(42)	104
Other fixed maturity securities	40	1	1	(34)	—	8

Total fixed maturity securities	$17,408	$(492)	$654	$194	$(1,972)	$15,792

Equity securities:
Common stock	$105	$—	$5	$8	$—	$118
Non-redeemable preferred stock	1,274	(259)	133	(81)	—	1,067

Total equity securities	$1,379	$(259)	$138	$(73)	$—	$1,185

Trading securities	$175	$7	$—	$(104)	$(6)	$72
Short-term investments	$100	$(2)	$—	$(10)	$(83)	$5
Mortgage loans	$177	$(7)	$—	$32	$(66)	$136
Net derivatives (5)	$2,547	$(965)	$(62)	$221	$25	$1,766
Mortgage servicing rights (6), (7)	$191	$134	$—	$345	$—	$670
Separate account assets (8)	$1,758	$(270)	$—	$55	$11	$1,554
Net embedded derivatives (9)	$(2,929)	$1,844	$25	$(48)	$—	$(1,108)
Trading liabilities	$—	$—	$—	$(59)	$—	$(59)

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings on securities, certain derivatives and certain mortgage loans are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses); while impairments on certain derivatives, certain mortgage loans and MSRs are charged to other revenues. Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	The additions and reductions (due to loan payments and sales) affecting MSRs were $47 million and ($63) million, respectively, for the three months ended June 30, 2010 and $106 million and ($86) million, respectively, for the six months ended June 30, 2010. The additions and reductions (due to loan payments) affecting MSRs were $170 million and ($36) million, respectively, for the three months ended June 30, 2009 and $406 million and ($61) million, respectively, for the six months ended June 30, 2009.

(7)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were ($183) million and $0, respectively, for the three months ended June 30, 2010, and ($238) million and $0, respectively, for the six months ended June 30, 2010. The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were $131 million and $0, respectively, for the three months ended June 30, 2009, and $133 million and $1 million, respectively, for the six months ended June 30, 2009.

(8)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	The long-term debt at January 1, 2010 of the consolidated securitization entities is reported within the purchases, sales, issuances and settlements activity column of the rollforward.

Transfers between Levels 1 and 2 — During the three months and six months ended June 30, 2010, transfers between Levels 1 and 2 were not significant.

Transfers in or out of Level 3 — Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 assets and liabilities for the three months and six months ended June 30, 2010 are summarized below.

During the three months and six months ended June 30, 2010, fixed maturity securities transfers into Level 3 of $1,088 million and $1,214 million, respectively, and separate account assets transfers into Level 3 of $12 million and $49 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS, ABS and private placements included in U.S. and foreign corporate securities.

During the three months and six months ended June 30, 2010, fixed maturity securities transfers out of Level 3 of $1,063 million and $1,336 million, respectively, and separate account assets transfers out of Level 3 of $182 million and $222 million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the three months ended June 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$12	$—	$—	$—	$—	$12
RMBS	13	—	—	—	—	13
Foreign corporate securities	3	(18)	—	—	—	(15)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	1	—	—	—	1
ABS	8	(20)	—	—	—	(12)
Foreign government securities	2	(5)	—	—	—	(3)
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$38	$(42)	$—	$—	$—	$(4)

Equity securities:
Common stock	$—	$3	$—	$—	$—	$3
Non-redeemable preferred stock	—	46	—	—	—	46

Total equity securities	$—	$49	$—	$—	$—	$49

Trading securities	$(3)	$—	$—	$—	$—	$(3)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(1)	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$21	$33	$—	$—	$54
Foreign currency contracts	—	(10)	—	—	—	(10)
Credit contracts	—	(22)	—	—	—	(22)
Equity market contracts	12	535	—	—	—	547

Total net derivatives	$12	$524	$33	$—	$—	$569

Mortgage servicing rights	$—	$—	$(183)	$—	$—	$(183)
Net embedded derivatives	$—	$(2,216)	$—	$67	$—	$(2,149)
Long-term debt of consolidated securitization entities	$—	$1	$—	$—	$—	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(43)	$—	$—	$—	$(40)
RMBS	2	51	—	—	—	53
Foreign corporate securities	(2)	(75)	—	—	—	(77)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	(12)	—	—	—	(12)
ABS	1	24	—	—	—	25
Foreign government securities	2	6	—	—	—	8
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$6	$(49)	$—	$—	$—	$(43)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(55)	—	—	—	(55)

Total equity securities	$—	$(55)	$—	$—	$—	$(55)

Trading securities	$6	$—	$—	$—	$—	$6
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(7)	$—	$—	$(7)
Net derivatives	$(51)	$(885)	$(51)	$—	$—	$(987)
Mortgage servicing rights	$—	$—	$131	$—	$—	$131
Net embedded derivatives	$—	$827	$—	$(84)	$—	$743

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the six months ended June 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$17	$5	$—	$—	$—	$22
RMBS	26	—	—	—	—	26
Foreign corporate securities	3	(12)	—	—	—	(9)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	(1)	—	—	—	(1)
ABS	19	(47)	—	—	—	(28)
Foreign government securities	—	(6)	—	—	—	(6)
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$65	$(61)	$—	$—	$—	$4

Equity securities:
Common stock	$—	$3	$—	$—	$—	$3
Non-redeemable preferred stock	—	47	—	—	—	47

Total equity securities	$—	$50	$—	$—	$—	$50

Trading securities	$(4)	$—	$—	$—	$—	$(4)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(1)	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$34	$47	$—	$—	$81
Foreign currency contracts	—	(27)	—	—	(3)	(30)
Credit contracts	—	(22)	—	—	—	(22)
Equity market contracts	8	412	—	—	—	420

Total net derivatives	$8	$397	$47	$—	$(3)	$449

Mortgage servicing rights	$—	$—	$(238)	$—	$—	$(238)
Net embedded derivatives	$—	$(1,676)	$—	$46	$—	$(1,630)
Long-term debt of consolidated securitization entities	$—	$(11)	$—	$—	$—	$(11)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$7	$(215)	$—	$—	$—	$(208)
RMBS	2	45	—	—	—	47
Foreign corporate securities	(3)	(234)	—	—	—	(237)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	1	(13)	—	—	—	(12)
ABS	2	(38)	—	—	—	(36)
Foreign government securities	5	(52)	—	—	—	(47)
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	1

Total fixed maturity securities	$15	$(507)	$—	$—	$—	$(492)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(259)	—	—	—	(259)

Total equity securities	$—	$(259)	$—	$—	$—	$(259)

Trading securities	$7	$—	$—	$—	$—	$7
Short-term investments	$—	$(2)	$—	$—	$—	$(2)
Mortgage loans	$—	$—	$(7)	$—	$—	$(7)
Net derivatives	$(71)	$(874)	$(20)	$—	$—	$(965)
Mortgage servicing rights	$—	$—	$134	$—	$—	$134
Net embedded derivatives	$—	$1,912	$—	$(68)	$—	$1,844

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the three months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at June 30, 2010 and 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$6	$(6)	$—	$—	$—	$—
RMBS	13	—	—	—	—	13
Foreign corporate securities	3	(16)	—	—	—	(13)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	1	—	—	—	1
ABS	8	(20)	—	—	—	(12)
Foreign government securities	2	—	—	—	—	2
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$32	$(41)	$—	$—	$—	$(9)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	—	—	—	—	—

Total equity securities	$—	$(1)	$—	$—	$—	$(1)

Trading securities	$(3)	$—	$—	$—	$—	$(3)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(1)	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$22	$51	$—	$—	$73
Foreign currency contracts	—	(18)	—	—	—	(18)
Credit contracts	—	(23)	—	—	—	(23)
Equity market contracts	11	534	—	—	—	545

Total net derivatives	$11	$515	$51	$—	$—	$577

Mortgage servicing rights	$—	$—	$(155)	$—	$—	$(155)
Net embedded derivatives	$—	$(2,218)	$—	$67	$—	$(2,151)
Long-term debt of consolidated securitization entities	$—	$1	$—	$—	$—	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at June 30, 2010 and 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$4	$(65)	$—	$—	$—	$(61)
RMBS	2	51	—	—	—	53
Foreign corporate securities	(2)	(61)	—	—	—	(63)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	(25)	—	—	—	(25)
ABS	1	(31)	—	—	—	(30)
Foreign government securities	3	5	—	—	—	8
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$8	$(126)	$—	$—	$—	$(118)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(4)	—	—	—	(4)

Total equity securities	$—	$(4)	$—	$—	$—	$(4)

Trading securities	$6	$—	$—	$—	$—	$6
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(7)	$—	$—	$(7)
Net derivatives	$(51)	$(895)	$14	$—	$—	$(932)
Mortgage servicing rights	$—	$—	$109	$—	$—	$109
Net embedded derivatives	$—	$823	$—	$(84)	$—	$739

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at June 30, 2010 and 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$10	$(17)	$—	$—	$—	$(7)
RMBS	26	—	—	—	—	26
Foreign corporate securities	4	(16)	—	—	—	(12)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	—	—	—	—	—	—
ABS	19	(47)	—	—	—	(28)
Foreign government securities	4	—	—	—	—	4
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$63	$(80)	$—	$—	$—	$(17)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	—	—	—	—	—

Total equity securities	$—	$(1)	$—	$—	$—	$(1)

Trading securities	$(4)	$—	$—	$—	$—	$(4)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans	$—	$—	$(1)	$—	$—	$(1)
Net derivatives:
Interest rate contracts	$—	$35	$51	$—	$—	$86
Foreign currency contracts	—	(29)	—	—	(1)	(30)
Credit contracts	—	(21)	—	—	—	(21)
Equity market contracts	8	418	—	—	—	426

Total net derivatives	$8	$403	$51	$—	$(1)	$461

Mortgage servicing rights	$—	$—	$(224)	$—	$—	$(224)
Net embedded derivatives	$—	$(1,682)	$—	$46	$—	$(1,636)
Long-term debt of consolidated securitization entities	$—	$(11)	$—	$—	$—	$(11)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at June 30, 2010 and 2009
		Net
	Net	Investment		Policyholder
	Investment	Gains	Other	Benefits and	Other
	Income	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$7	$(226)	$—	$—	$—	$(219)
RMBS	2	51	—	—	—	53
Foreign corporate securities	(3)	(213)	—	—	—	(216)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—
CMBS	1	(26)	—	—	—	(25)
ABS	2	(92)	—	—	—	(90)
Foreign government securities	5	—	—	—	—	5
State and political subdivision securities	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$14	$(506)	$—	$—	$—	$(492)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(113)	—	—	—	(113)

Total equity securities	$—	$(113)	$—	$—	$—	$(113)

Trading securities	$7	$—	$—	$—	$—	$7
Short-term investments	$—	$—	$(2)	$—	$—	$(2)
Mortgage loans	$—	$—	$(8)	$—	$—	$(8)
Net derivatives	$(71)	$(822)	$17	$—	$—	$(876)
Mortgage servicing rights	$—	$—	$121	$—	$—	$121
Net embedded derivatives	$—	$1,899	$—	$(68)	$—	$1,831

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Option — Mortgage Loans Held-For-Sale

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. The following table presents residential mortgage loans held-for-sale carried under the fair value option at:

	June 30, 2010	December 31, 2009
	(In millions)

Unpaid principal balance	$1,945	$2,418
Excess of estimated fair value over unpaid principal balance	98	52

Carrying value at estimated fair value	$2,043	$2,470

Loans in non-accrual status	$2	$4
Loans more than 90 days past due	$3	$2
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(2)

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$—	$—	$(1)
Other changes in estimated fair value	134	122	261	307

Total gains (losses) recognized in other revenues	$133	$122	$261	$306

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company has elected fair value accounting for commercial mortgage loans and securities classified as trading securities held by and the related long-term debt of the consolidated securitization entities. Information on the fair value of the securities classified as trading securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the fair value option at:

June 30, 2010
(In millions)

Unpaid principal balance	$7,009
Excess of estimated fair value over unpaid principal balance	98

Carrying value at estimated fair value	$7,107

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the long-term debt carried under the fair value option related to both the commercial mortgage loans and securities classified as trading securities at:

June 30, 2010
(In millions)

Contractual principal balance	$6,978
Excess of estimated fair value over contractual principal balance	151

Carrying value at estimated fair value	$7,129

Interest income on both commercial mortgage loans and securities classified as trading securities held by consolidated securitization entities is recorded in net investment income. Interest expense on long-term debt of consolidated securitization entities is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 3.

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended June 30,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$69	$83	$14	$—	$—	$—
Held-for-sale	90	84	(6)	13	13	—

Mortgage loans, net	$159	$167	$8	$13	$13	$—

Other limited partnership interests (2)	$25	$17	$(8)	$655	$410	$(245)
Real estate joint ventures (3)	$7	$3	$(4)	$137	$69	$(68)

	Six Months Ended June 30,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$148	$138	$(10)	$137	$111	$(26)
Held-for-sale	89	83	(6)	13	13	—

Mortgage loans, net	$237	$221	$(16)	$150	$124	$(26)

Other limited partnership interests (2)	$25	$17	$(8)	$823	$482	$(341)
Real estate joint ventures (3)	$33	$8	$(25)	$137	$69	$(68)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $23 million at June 30, 2010.

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $11 million at June 30, 2010.

6.	Closed Block

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

Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. The policyholder dividend obligation increased to $1,080 million at June 30, 2010, from zero at December 31, 2009, as a result of recent unrealized gains in the closed block. Amortization of the closed block DAC, which resides outside of the closed

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

block, is based upon cumulative actual and expected earnings within the closed block. Accordingly, the Company’s net income continues to be sensitive to the actual performance of the closed block.

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	June 30, 2010	December 31, 2009
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,449	$43,576
Other policyholder funds	306	307
Policyholder dividends payable	646	615
Policyholder dividend obligation	1,080	—
Other liabilities	572	576

Total closed block liabilities	46,053	45,074

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,323 and $27,129, respectively)	29,230	27,375
Equity securities available-for-sale, at estimated fair value (cost: $111 and $204, respectively)	87	218
Mortgage loans	5,989	6,200
Policy loans	4,590	4,538
Real estate and real estate joint ventures held-for-investment	311	321
Short-term investments	—	1
Other invested assets	584	463

Total investments	40,791	39,116
Cash and cash equivalents	249	241
Accrued investment income	521	489
Premiums, reinsurance and other receivables	98	78
Current income tax recoverable	49	112
Deferred income tax assets	374	612

Total assets designated to the closed block	42,082	40,648

Excess of closed block liabilities over assets designated to the closed block	3,971	4,426

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $661 and $89, respectively	1,226	166
Unrealized gains (losses) on derivative instruments, net of income tax of $10 and ($3), respectively	18	(5)
Allocated to policyholder dividend obligation, net of income tax of ($378) and $0, respectively	(702)	—

Total amounts included in accumulated other comprehensive income (loss)	542	161

Maximum future earnings to be recognized from closed block assets and liabilities	$4,513	$4,587

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months	Year
	Ended	Ended
	June 30, 2010	December 31, 2009
	(In millions)

Balance, beginning of period	$—	$—
Change in unrealized investment and derivative gains (losses)	1,080	—

Balance, end of period	$1,080	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Revenues
Premiums	$608	$669	$1,183	$1,304
Net investment income	560	553	1,143	1,086
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(18)	(21)	(18)	(57)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	8	—	8
Other net investment gains (losses), net	41	(82)	53	108

Total net investment gains (losses)	23	(95)	35	59

Total revenues	1,191	1,127	2,361	2,449

Expenses
Policyholder benefits and claims	771	826	1,504	1,612
Policyholder dividends	324	373	645	739
Other expenses	51	52	101	104

Total expenses	1,146	1,251	2,250	2,455

Revenues, net of expenses before provision for income tax expense (benefit)	45	(124)	111	(6)
Provision for income tax expense (benefit)	15	(44)	37	(3)

Revenues, net of expenses and provision for income tax expense (benefit)	$30	$(80)	$74	$(3)

The change in the maximum future earnings of the closed block was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Balance, end of period	$4,513	$4,521	$4,513	$4,521
Balance, beginning of period	4,543	4,441	4,587	4,518

Change during period	$(30)	$80	$(74)	$3

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Advances from the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of NY and held $148 million and $124 million of common stock of the FHLB of NY at June 30, 2010 and December 31, 2009, respectively, which is included in equity securities. MetLife Bank has also entered into an advances agreement with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreement. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $2.9 billion and $2.4 billion at June 30, 2010 and December 31, 2009, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the six months ended June 30, 2010 and 2009, MetLife Bank received advances related to long-term borrowings totaling $678 million and $550 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $169 million and $120 million related to long-term borrowings for the six months ended June 30, 2010 and 2009, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $6.3 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively.

Credit and Committed Facilities

Concurrently with the entry into the Stock Purchase Agreement (see Note 2), the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. At the Holding Company’s option, any loan under the senior credit facility will bear interest at a rate equal to (i) LIBOR plus the Applicable Margin (the Applicable Margin is 2.00% for the first 89 days after the closing date and, beginning on the 90th day after the closing date, is calculated using credit default swap rates on the Company’s senior unsecured obligations plus a margin that increases with the amount of time that has passed since the closing), or (ii) the Base Rate (to be defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus the Applicable Margin. In addition, on the 90th, 180th and 270th day after the closing, the Company must pay a fee (increasing over time) equal to a percentage of the amounts outstanding under the credit facility on those dates. During the continuance of any default under the senior credit facility, the Applicable Margin on obligations owing thereunder shall increase by 2% per annum (subject, in all cases other than an insolvency default or default in the payment of principal when due, to the request of the Required Lenders (as defined therein)). The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. Any borrowings under the senior credit facility must be repaid by the 364th day following the closing of the Alico transaction. Conditions precedent to closing of the senior credit facility are typical for transactions of this type, including (in addition to certain conditions precedent contained in the Stock Purchase Agreement): (i) no Material Adverse Effect (as defined in the commitment letter) since December 31, 2009 relating to the Holding Company and its subsidiaries, or November 30, 2009 relating to the Transferred Businesses (as defined in the commitment letter); (ii) long-term indebtedness of the Holding Company must be at or above a specified level as of closing; (iii) without consent of the lead arrangers, no change materially adverse to the lenders may be made in terms of the sources of funding for the transaction; and (iv) no term in the Stock Purchase Agreement may be waived adversely to the lenders without the consent of the lead arrangers.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2010.

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

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the six months ended June 30, 2010 and 2009, MLIC received approximately 2,076 and 1,726 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2010.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. On April 15, 2010, the Company and the Office of the U.S. Attorney for the Southern District of California signed an agreement that resolved the U.S. Attorney’s investigation concerning payments that the Company had made to the insurance broker Universal Life Resources prior to 2005. Among other things, the agreement required the Company to make a $13.5 million payment, which it made in April 2010. The Florida insurance regulator has initiated discussions with the Company regarding its investigation of contingent payments made to brokers. The Company has been cooperating fully in these inquiries.

The Environmental Protection Agency (“EPA”) issued Notices of Violation in June 2008 and May 2010 (the “NOVs”) to EME Homer City Generation LLC (“EME Homer City”), Homer City OL6 LLC, and other respondents regarding the operations of the Homer City Generating Station, an electrical generation facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electrical generation facility, which is solely operated by the lessee, EME Homer City. The NOVs allege, among other things, that the electrical generation facility is being operated in violation of certain federal and state Clean Air Act requirements. The NOVs identify the injunctive, monetary and criminal penalties that a court may impose if the EPA prosecutes actions for the specified violations. On July 20, 2010, the State of New York and the Pennsylvania Department of Environmental Protection notified Homer City OL6 and other parties that they intend to bring an action against the owners of the Homer City Generating Station and other parties for alleged violations of the Clean Air Act. The violations described in the July 20 notice are similar to the violations that the NOVs describe. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs.

Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut, New England Life Insurance Company and General American Life Insurance Company, and the four Company broker-dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner.

In July 2010, MSI tentatively resolved two regulatory matters that had been brought by the Illinois Department of Securities. MSI signed a stipulation as to the first matter and a settlement agreement as to the second matter with the Illinois Department of Securities. In January 2008, MSI had received notice of the commencement of an administrative action by the Illinois Department of Securities asserting possible violations of the Illinois Securities Act. In December 2008, MSI had received a Notice of Hearing from the Illinois Department of Securities also asserting possible violations of the Illinois Securities Act.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Retained Asset Account Matters

MetLife offers as a settlement option under its individual and group life insurance policies a retained asset account for death benefit payments called a Total Control Account (“TCA”). When a TCA is established for a beneficiary, the Company retains the death benefit proceeds in the general account and pays interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time.

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife and other insurance carriers. We received the subpoena on July 30, 2010. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under ERISA.

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008).  This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special or confidential relationship claim to go forward. In December 2009, MLIC filed a motion for summary judgment and plaintiff filed a motion seeking class certification.

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N. Y., filed December 4, 2008).  This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On November 24, 2009, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit.

Demutualization Actions

The Company was a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. The federal and state courts respectively approved the settlement in orders issued on February 12, 2010 and March 3, 2010. On March 2, 2010 and March 23, 2010, the federal and state courts entered final

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement. On June 28, 2010, the United States Court of Appeals for the Second Circuit dismissed the only notice of appeal filed with respect to the settlement.

Other Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut (“MICC”), in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MICC and the district court’s order denying defendant’s post-trial motions. As a final judgment has not yet been entered in MICC’s favor and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order. On May 14, 2010, the United States Court of Appeals for the Eleventh Circuit issued a decision affirming the district court’s dismissal of the lawsuit.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.8 billion and $4.1 billion at June 30, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $3.6 billion and $2.7 billion at June 30, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.7 billion and $2.2 billion at June 30, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively.

Guarantees

During the six months ended June 30, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both June 30, 2010 and December 31, 2009, for indemnities, guarantees and commitments.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)

Service cost	$44	$43	$88	$86	$5	$5	$9	$11
Interest cost	100	98	199	198	28	31	56	63
Expected return on plan assets	(112)	(108)	(224)	(220)	(21)	(18)	(40)	(37)
Settlements and curtailments	7	—	7	—	—	—	—	—
Amortization of net actuarial (gains) losses	49	56	98	113	10	11	19	21
Amortization of prior service cost (credit)	1	2	3	4	(20)	(9)	(41)	(18)

Net periodic benefit cost	$89	$91	$171	$181	$2	$20	$3	$40

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)

Amortization of net actuarial (gains) losses	$49	$56	$98	$113	$10	$11	$19	$21
Amortization of prior service cost (credit)	1	2	3	4	(20)	(9)	(41)	(18)

Subtotal	50	58	101	117	(10)	2	(22)	3
Deferred income tax expense (benefit)	(18)	(19)	(36)	(40)	28	(1)	26	(1)

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$32	$39	$65	$77	$18	$1	$4	$2

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2010; however, the Subsidiaries expected to make discretionary contributions of up to $150 million to the plans during 2010. At June 30, 2010, no discretionary contributions have yet been made to those plans. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Equity

Stock-Based Compensation Plans

Payout of 2007-2009 Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the MetLife, Inc. 2005 Stock and Incentive Compensation Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a performance factor of 0.0 to 2.0 based on measurements of the Holding Company’s performance. Performance Share awards normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies). Vested awards are payable in shares of the Holding Company’s common stock.

The performance factor for the January 1, 2007 — December 31, 2009 performance period was 94%. This factor has been applied to the 807,750 Performance Shares associated with that performance period that vested on December 31, 2009, and as a result 759,285 shares of the Holding Company’s common stock (less withholding for taxes and other items, as applicable) were paid (aside from shares that payees earlier chose to defer) during the second quarter of 2010. The performance factor applied for the January 1, 2007 — December 31, 2009 performance period was determined based on measurements of the Holding Company’s performance that included: (i) the change in annual net operating earnings per share, as defined in the applicable award agreements; and (ii) the proportionate total shareholder return, as defined in the applicable award agreements, each with reference to the applicable three-year performance period relative to other Fortune 500 companies in the S&P Insurance Index with reference to the same three-year period.

11.	Other Expenses

Information on other expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Compensation	$960	$1,017	$1,892	$1,930
Commissions	845	867	1,660	1,723
Interest and debt issue costs	378	260	758	515
Interest credited to bank deposits	36	40	75	83
Capitalization of DAC	(767)	(757)	(1,511)	(1,543)
Amortization of DAC and VOBA	1,020	(293)	1,622	636
Rent, net of sublease income	96	103	195	216
Insurance tax	141	143	256	268
Other	711	651	1,415	1,205

Total other expenses	$3,420	$2,031	$6,362	$5,033

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $103 million and $209 million, for the three months and six months ended June 30, 2010, respectively, and $0 and $0, for the three months and six months ended June 30, 2009, respectively, (see Note 3), and interest expense on tax audits of $9 million and $19 million, for the three months and six months ended June 30, 2010, respectively, and $4 million and $14 million, for the three months and six months ended June 30, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Costs Related to Pending Acquisition

Related to the pending acquisition of Alico discussed in Note 2, the Company incurred $15 million and $42 million of transaction costs, which primarily consisted of investment banking and legal fees, for the three months and six months ended June 30, 2010, respectively. Such costs were included in other expenses.

Integration related expenses incurred for the three months and six months ended June 30, 2010 and included in other expenses were $40 million and $42 million, respectively. Integration of Alico is an enterprise-wide initiative, and the expenses were incurred within Banking, Corporate & Other.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Balance, beginning of period	$25	$39	$36	$86
Severance charges	2	16	13	38
Change in severance charge estimates	—	—	2	(1)
Cash payments	(7)	(19)	(31)	(87)

Balance, end of period	$20	$36	$20	$36

Restructuring charges incurred in current period	$2	$16	$15	$37

Total restructuring charges incurred since inception of program	$192	$138	$192	$138

For the three months and six months ended June 30, 2010, the change in severance charge estimates of $0 and $2 million, respectively, and for the three months and six months ended June 30, 2009, of $0 and ($1) million, respectively, was due to changes in estimates for variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In addition to the above charges, the Company has recognized lease charges of $28 million associated with the consolidation of office space since inception of the program.

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the year ending December 31, 2010. However, such restructuring plans were not sufficiently developed to enable the Company to make an estimate of such restructuring charges at June 30, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions, except share and per common share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	822,905,671	821,594,380	822,407,969	815,068,638
Incremental common shares from assumed:
Exercise or issuance of stock-based awards (1)	7,567,202	—	6,766,823	—

Weighted average common stock outstanding for diluted earnings per common share	830,472,873	821,594,380	829,174,792	815,068,638

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$1,541	$(1,419)	$2,374	$(2,004)
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(10)	(16)	(11)	(20)
Less: Preferred stock dividends	31	31	61	61

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,520	$(1,434)	$2,324	$(2,045)

Basic	$1.84	$(1.74)	$2.82	$(2.51)

Diluted	$1.83	$(1.74)	$2.80	$(2.51)

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$6	$1	$7	$38
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$6	$1	$7	$38

Basic	$0.01	$—	$0.01	$0.05

Diluted	$0.01	$—	$0.01	$0.05

Net Income (Loss):
Net income (loss)	$1,547	$(1,418)	$2,381	$(1,966)
Less: Net income (loss) attributable to noncontrolling interests	(10)	(16)	(11)	(20)
Less: Preferred stock dividends	31	31	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,526	$(1,433)	$2,331	$(2,007)

Basic	$1.85	$(1.74)	$2.83	$(2.46)

Diluted	$1.84	$(1.74)	$2.81	$(2.46)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	For the three months and six months ended June 30, 2009, 3,505,464 shares and 2,592,460 shares, respectively, related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

13.	Business Segment Information

The Company’s business is currently divided into five operating segments. The Company’s U.S. Business operations consist of the Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home segments. The Company also has an International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings does not equate to income (loss) from continuing operations, net of income tax or net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for those GAAP measures. The Company believes the presentation of operating earnings herein as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

investment gains (losses); and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months and six months ended June 30, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Banking, Corporate & Other.

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Three Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
June 30, 2010	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,317	$151	$573	$723	$5,764	$895	$3	$6,662	$—	$6,662
Universal life and investment- type product policy fees	546	561	56	—	1,163	315	—	1,478	7	1,485
Net investment income	1,495	763	1,313	52	3,623	297	223	4,143	(56)	4,087
Other revenues	188	54	59	8	309	4	231	544	—	544
Net investment gains (losses)	—	—	—	—	—	—	—	—	1,468	1,468

Total revenues	6,546	1,529	2,001	783	10,859	1,511	457	12,827	1,419	14,246

Expenses
Policyholder benefits and claims and policyholder dividends	4,721	49	1,143	506	6,419	839	(2)	7,256	150	7,406
Interest credited to policyholder account balances	237	405	364	—	1,006	42	—	1,048	1	1,049
Interest credited to bank deposits	—	—	—	—	—	—	36	36	—	36
Capitalization of DAC	(217)	(262)	(3)	(117)	(599)	(168)	—	(767)	—	(767)
Amortization of DAC and VOBA	206	372	4	111	693	115	—	808	212	1,020
Interest expense	—	—	2	—	2	2	262	266	103	369
Other expenses	1,031	599	125	193	1,948	493	273	2,714	48	2,762

Total expenses	5,978	1,163	1,635	693	9,469	1,323	569	11,361	514	11,875

Provision for income tax expense (benefit)	199	128	128	17	472	43	(102)	413	417	830

Operating earnings	$369	$238	$238	$73	$918	$145	$(10)	1,053

Adjustments to:
Total revenues								1,419
Total expenses								(514)
Provision for income tax (expense) benefit								(417)

Income (loss) from continuing operations, net of income tax								$1,541		$1,541

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Three Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
June 30, 2009	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,235	$139	$695	$726	$5,795	$777	$4	$6,576	$—	$6,576
Universal life and investment- type product policy fees	543	397	61	—	1,001	226	—	1,227	(11)	1,216
Net investment income	1,413	724	1,179	49	3,365	359	135	3,859	(129)	3,730
Other revenues	181	34	69	5	289	2	281	572	—	572
Net investment gains (losses)	—	—	—	—	—	—	—	—	(3,829)	(3,829)

Total revenues	6,372	1,294	2,004	780	10,450	1,364	420	12,234	(3,969)	8,265

Expenses
Policyholder benefits and claims and policyholder dividends	4,700	353	1,240	492	6,785	600	3	7,388	(8)	7,380
Interest credited to policyholder account balances	233	428	409	—	1,070	159	—	1,229	—	1,229
Interest credited to bank deposits	—	—	—	—	—	—	40	40	—	40
Capitalization of DAC	(213)	(285)	(6)	(113)	(617)	(140)	—	(757)	—	(757)
Amortization of DAC and VOBA	161	(44)	4	111	232	98	2	332	(625)	(293)
Interest expense	2	1	—	—	3	1	252	256	—	256
Other expenses	1,061	621	122	194	1,998	436	331	2,765	20	2,785

Total expenses	5,944	1,074	1,769	684	9,471	1,154	628	11,253	(613)	10,640

Provision for income tax expense (benefit)	143	77	80	20	320	52	(145)	227	(1,183)	(956)

Operating earnings	$285	$143	$155	$76	$659	$158	$(63)	754

Adjustments to:
Total revenues								(3,969)
Total expenses								613
Provision for income tax (expense) benefit								1,183

Income (loss) from continuing operations, net of income tax								$(1,419)		$(1,419)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Six Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
June 30, 2010	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$8,640	$274	$1,374	$1,437	$11,725	$1,788	$3	$13,516	$—	$13,516
Universal life and investment- type product policy fees	1,095	1,074	111	—	2,280	606	—	2,886	6	2,892
Net investment income	2,999	1,536	2,583	105	7,223	747	466	8,436	(5)	8,431
Other revenues	377	102	123	6	608	5	444	1,057	—	1,057
Net investment gains (losses)	—	—	—	—	—	—	—	—	1,540	1,540

Total revenues	13,111	2,986	4,191	1,548	21,836	3,146	913	25,895	1,541	27,436

Expenses
Policyholder benefits and claims and policyholder dividends	9,568	403	2,505	1,000	13,476	1,677	(7)	15,146	174	15,320
Interest credited to policyholder account balances	471	811	719	—	2,001	193	—	2,194	(2)	2,192
Interest credited to bank deposits	—	—	—	—	—	—	75	75	—	75
Capitalization of DAC	(423)	(496)	(11)	(221)	(1,151)	(360)	—	(1,511)	—	(1,511)
Amortization of DAC and VOBA	445	505	8	218	1,176	220	—	1,396	226	1,622
Interest expense	—	—	4	—	4	3	523	530	209	739
Other expenses	2,023	1,153	249	372	3,797	1,015	547	5,359	78	5,437

Total expenses	12,084	2,376	3,474	1,369	19,303	2,748	1,138	23,189	685	23,874

Provision for income tax expense (benefit)	360	213	251	34	858	102	(171)	789	399	1,188

Operating earnings	$667	$397	$466	$145	$1,675	$296	$(54)	1,917

Adjustments to:
Total revenues								1,541
Total expenses								(685)
Provision for income tax (expense) benefit								(399)

Income (loss) from continuing operations, net of income tax								$2,374		$2,374

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
Six Months Ended	Insurance	Retirement	Benefit	&			Corporate			Total
June 30, 2009	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$8,436	$291	$1,019	$1,448	$11,194	$1,498	$6	$12,698	$—	$12,698
Universal life and investment- type product policy fees	1,126	753	101	—	1,980	436	—	2,416	(17)	2,399
Net investment income	2,694	1,347	2,290	89	6,420	527	186	7,133	(142)	6,991
Other revenues	358	64	138	14	574	4	548	1,126	—	1,126
Net investment gains (losses)	—	—	—	—	—	—	—	—	(4,735)	(4,735)

Total revenues	12,614	2,455	3,548	1,551	20,168	2,465	740	23,373	(4,894)	18,479

Expenses
Policyholder benefits and claims and policyholder dividends	9,448	678	2,119	971	13,216	1,148	3	14,367	19	14,386
Interest credited to policyholder account balances	464	830	868	—	2,162	237	—	2,399	(2)	2,397
Interest credited to bank deposits	—	—	—	—	—	—	83	83	—	83
Capitalization of DAC	(419)	(614)	(8)	(217)	(1,258)	(285)	—	(1,543)	—	(1,543)
Amortization of DAC and VOBA	371	282	9	221	883	193	2	1,078	(442)	636
Interest expense	3	1	2	—	6	3	492	501	—	501
Other expenses	2,084	1,240	227	381	3,932	772	618	5,322	34	5,356

Total expenses	11,951	2,417	3,217	1,356	18,941	2,068	1,198	22,207	(391)	21,816

Provision for income tax expense (benefit)	223	13	111	43	390	108	(247)	251	(1,584)	(1,333)

Operating earnings	$440	$25	$220	$152	$837	$289	$(211)	915

Adjustments to:
Total revenues								(4,894)
Total expenses								391
Provision for income tax (expense) benefit								1,584

Income (loss) from continuing operations, net of income tax								$(2,004)		$(2,004)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	June 30, 2010	December 31, 2009
	(In millions)

U.S. Business:
Insurance Products	$138,854	$132,717
Retirement Products	152,096	148,756
Corporate Benefit Funding	167,280	159,270
Auto & Home	5,659	5,517

Total	463,889	446,260
International	36,726	33,923
Banking, Corporate & Other	73,292	59,131

Total	$573,907	$539,314

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2010 and 2009. Revenues from U.S. operations were $12.5 billion and $23.7 billion for the three months and six months ended June 30, 2010, respectively, which represented 87% and 86%, respectively, of consolidated revenues. Revenues from U.S. operations were $7.1 billion and $15.7 billion for the three months and six months ended June 30, 2009, respectively, which represented 86% and 85%, respectively, of consolidated revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $6 million and $7 million for the three months and six months ended June 30, 2010, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2009, respectively.

The carrying value of real estate related to discontinued operations was $9 million and $44 million at June 30, 2010 and December 31, 2009, respectively.

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company, to a third-party and the sale occurred in March 2009. The following table presents the amounts related to the operations of Cova that have been reflected as discontinued operations in the interim condensed consolidated statements of operations:

Six Months
Ended
June 30,
2009
(In millions)

Total revenues	$25
Total expenses	19

Income before provision for income tax	6
Provision for income tax	2

Income from operations of discontinued operations, net of income tax	4
Gain on disposal, net of income tax	32

Income from discontinued operations, net of income tax	$36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and changes in the policyholder dividend obligation related to net investment gains (losses); and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

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

On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ALICO Holdings LLC (“Alico Holdings”) and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of American Life Insurance Company (“Alico”) and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions. See “— Liquidity and Capital Resources — Overview.”

As the U.S. and global financial markets continue to recover, we have experienced a significant improvement in net investment income and a favorable change in net investment gains (losses). We also continue to experience an increase in market share and sales in some of our businesses, in part, from a flight to quality in the industry. These positive factors were somewhat dampened by declining equity markets during the second quarter of 2010 and the negative impact of general economic conditions, including high levels of unemployment, on the demand for certain of our products.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,541	$(1,419)	$2,374	$(2,004)
Less: Net investment gains (losses)	1,468	(3,829)	1,540	(4,735)
Less: Adjustments to continuing operations (1)	(563)	473	(684)	232
Less: Provision for income tax (expense) benefit	(417)	1,183	(399)	1,584

Operating earnings	1,053	754	1,917	915
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$1,022	$723	$1,856	$854

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended June 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $3.0 billion to income of $1.6 billion from a loss of $1.4 billion in the comparable 2009 period. The change was predominantly due to a $5.3 billion favorable change in net investment gains (losses) before income tax: gains of $1.5 billion in the second quarter of 2010 compared to losses of $3.8 billion in the 2009 period. Offsetting this variance were unfavorable changes in adjustments related to net investment gains (losses) of $819 million before income tax, principally associated with DAC and VOBA amortization, and $1.6 billion of income tax, resulting in a total favorable variance related to net investment gains (losses), net of related adjustments, of $2.9 billion. In addition, operating earnings available to common shareholders increased $299 million to $1.0 billion in the current year period from $723 million in the prior year period.

The favorable change in net investment gains (losses) of $2.9 billion, net of related adjustments, was primarily driven by net gains on freestanding and embedded derivatives in the current period as compared to net losses in the prior period.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $299 million increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees as well as a decrease in variable annuity guarantee benefit costs. In addition, a decrease in other expenses reflected the favorable impact of Operational Excellence, our enterprise-wide cost reduction and revenue enhancement initiative. These increases were partially offset by an increase in amortization of DAC, VOBA and deferred sales inducements (“DSI”) as a result of the declining equity markets during the three months ended June 30, 2010.

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $4.4 billion to income of $2.4 billion from a loss of $2.0 billion in the comparable 2009 period. The change was predominantly due to a $6.3 billion favorable change in net investment gains (losses) before income tax: gains of $1.6 billion in the first six months of 2010 compared to losses of $4.7 billion in the 2009 period. Offsetting this variance were unfavorable changes in adjustments related to net investment gains (losses) of $634 million before income tax, principally associated with DAC and VOBA amortization, and $2.0 billion of income tax, resulting in a total favorable variance related to net investment gains (losses), net of related adjustments, of $3.7 billion. In addition, operating earnings available to common shareholders increased $1.0 billion to $1.9 billion in the current year period from $854 million in the prior year period.

The favorable change in net investment gains (losses) of $3.7 billion, net of related adjustments, was primarily driven by net gains on freestanding and embedded derivatives in the current period compared to net losses in the prior period, a decrease in impairments and lower additions to the mortgage loan valuation allowance.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $1.0 billion increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees as well as a decrease in variable annuity guarantee benefit costs. These increases were partially offset by higher amortization of DAC, VOBA and DSI, as a result of the declining equity markets, as well as a net increase in other expenses. The favorable impact of Operational Excellence was more than offset by an increase in other expenses related to our International business, which primarily stemmed from the impact of a benefit recorded in the prior year period related to the specification in Argentina, as well as current period business growth in the segment.

Consolidated Company Outlook

In 2009, the general economic conditions of the marketplace, particularly in the early part of the year, continued to be volatile and negatively impacted the results of the Company. In 2010, as discussed in our 2009 Annual Report, we continue to see meaningful earnings recovery for the Company, driven primarily by the following:

•	Continued growth in premiums, fees & other revenues for the full year of 2010 of approximately 5% over 2009 primarily from the following businesses:

•	Higher fees earned on separate accounts, as the recovery in the equity market continues, relative to the prior year, thereby increasing the value of those separate accounts;

•	Increased sales in the pension closeout business, as the demand for these products rebounds from the lower levels seen in 2009;

•	Increased growth in our International segment, due to improved results from ongoing investments and enhancements in the various distribution and service operations throughout the regions; and

•	Modest growth in Insurance Products. Our growth continues to be impacted by the current higher levels of unemployment and it is possible that certain customers may further reduce or eliminate coverages in response to the financial pressures they are experiencing.

•	Offsetting these growth areas, MetLife Bank’s premiums, fees & other revenues are lower than the 2009 levels, in line with current market expectations.

•	Higher returns on the investment portfolio, as returns on alternative investment classes improve and we reinvest cash and U.S. Treasuries into higher yielding asset classes.

•	Improvement in net investment gains (losses) from the large losses encountered in 2009 on our investment portfolio. We continue to see a significant improvement in net investment gains (losses) on our investment portfolio as the financial markets stabilize across asset classes. More difficult to predict is the impact of potential changes in fair value of derivative instruments as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives. Additionally, changes in value of embedded derivatives within certain insurance liabilities may have a material impact on net investment gains (losses) related to the inclusion of an adjustment for nonperformance risk.

•	Reduced volatility in guarantee-related liabilities. Certain annuity and life benefit guarantees are tied to market performance, which when markets are depressed, may require us to establish additional liabilities, even though these guarantees are significantly hedged. In line with the assumptions discussed above, we continue to see a reduction in the volatility of these items in 2010 compared to 2009.

•	Focus on disciplined underwriting. We continue to see no significant changes to the underlying trends that drive underwriting results and anticipate solid results in 2010. While we did begin to see the negative impact of the economy on the non-medical health business in 2009, we expect to see improvement in our results in 2010 as the economy continues to improve.

•	Focus on expense management. We continue to see focus on expense control throughout the Company, as well the continuing impact of specific initiatives such as Operational Excellence (our enterprise-wide cost reduction and revenue enhancement initiative), contribute to increased profitability.

•	Pending acquisition of Alico. This transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions. Given the expected closing time frame and the integration expenses incurred in relation to the acquisition of Alico, the Company does not anticipate that the impact on MetLife’s 2010 financial results will be material.

Industry Trends

The Company’s segments continue to be influenced by the unstable financial and economic environment that affects the industry.

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the United States and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in January 2008. Although many economists believe this recession ended in the third quarter of 2009, after a brief rebound, the recovery has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy.

Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. These programs have largely run their course or been discontinued. More likely to be relevant to MetLife, Inc. are the monetary policy by the Federal Reserve Board and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was recently signed by President Obama and will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife.

It is not certain what effect the enactment of Dodd-Frank will have on the financial markets, the availability of credit, asset prices and MetLife’s operations. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position.

The economic crisis and the resulting recession have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. The financial markets and economic conditions continue to impact our investment income, our net investment gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See “— Consolidated Results of Operations” and “— Liquidity and Capital Resources.”

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. Effective January 1, 2010, the Company adopted new accounting guidance relating to the consolidation of VIEs. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the manner in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s income from continuing operations, net of income tax, with no effect on operating earnings. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Results of Operations

Three Months Ended June 30, 2010 compared with the Three Months Ended June 30, 2009

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses, especially in the traditional life and structured settlement businesses. Sales volume continues to grow in our pension closeout business in the United Kingdom; however, the domestic pension closeout business has been impacted by a combination of poor equity returns and lower interest rates. Overall market conditions improved compared to conditions a year ago positively impacting our results, most significantly through increased net cash flows, improved yields on our investment portfolio and increased policy fee income. Sales of our domestic annuity products were down 11% driven by a decline in fixed annuity sales compared with the prior period. The unusually high level of domestic fixed annuity sales experienced in the second quarter of 2009 were in response to the market disruption and dislocation at that time and, as expected, were not sustained in the current period reflecting the stabilization of the financial markets. Higher levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls dampened growth and general economic conditions negatively impacted revenues, particularly in our non-medical health business. An improvement in the global financial markets contributed to a recovery of sales in most of our international regions and resulted in improved investment performance in some regions during the second quarter of 2010. For much of the second quarter of 2010, mortgage interest rates were above levels prevailing in the second quarter of 2009 and mortgage refinancing activity began a return to more moderate levels compared to the unusually high level experienced in 2009 in response to the low interest rate environment.

	Three Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$6,662	$6,576	$86	1.3%
Universal life and investment-type product policy fees	1,485	1,216	269	22.1%
Net investment income	4,087	3,730	357	9.6%
Other revenues	544	572	(28)	(4.9)%
Net investment gains (losses)	1,468	(3,829)	5,297	138.3%

Total revenues	14,246	8,265	5,981	72.4%

Expenses
Policyholder benefits and claims and policyholder dividends	7,406	7,380	26	0.4%
Interest credited to policyholder account balances	1,049	1,229	(180)	(14.6)%
Interest credited to bank deposits	36	40	(4)	(10.0)%
Capitalization of DAC	(767)	(757)	(10)	(1.3)%
Amortization of DAC and VOBA	1,020	(293)	1,313	448.1%
Interest expense	369	256	113	44.1%
Other expenses	2,762	2,785	(23)	(0.8)%

Total expenses	11,875	10,640	1,235	11.6%

Income (loss) from continuing operations before provision for income tax	2,371	(2,375)	4,746	199.8%
Provision for income tax expense (benefit)	830	(956)	1,786	186.8%

Income (loss) from continuing operations, net of income tax	1,541	(1,419)	2,960	208.6%
Income (loss) from discontinued operations, net of income tax	6	1	5	500.0%

Net Income (loss)	1,547	(1,418)	2,965	209.1%
Less: Net income (loss) attributable to noncontrolling interests	(10)	(16)	6	37.5%

Net income (loss) attributable to MetLife, Inc.	1,557	(1,402)	2,959	211.1%
Less: Preferred stock dividends	31	31	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,526	$(1,433)	$2,959	206.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended June 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $3.0 billion to income of $1.6 billion from a loss of $1.4 billion in the comparable 2009 period. The period over period change was largely due to a $5.3 billion favorable change in net investment gains (losses) before income tax: gains of $1.5 billion in the second quarter of 2010 compared to losses of $3.8 billion in the 2009 period. Offsetting this variance were unfavorable changes in adjustments related to net investment gains (losses) of $819 million, before income tax, principally associated with DAC and VOBA amortization, and $1.6 billion of income tax, resulting in a total favorable variance related to net investment gains (losses), net of related adjustments, of $2.9 billion.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our mix of products and business segments.

The composition of the investment portfolio of each business segment is tailored to the particular characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration than others. Accordingly, certain portfolios are more heavily weighted in fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences, including movements in interest rates, equity markets, foreign currencies and credit spreads; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The favorable variance in net investment gains (losses) of $2.9 billion, net of related adjustments, from losses of $2.1 billion in 2009 to gains of $821 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $4.8 billion: from losses in the prior period of $2.4 billion to gains in the current period of $2.4 billion. In addition, lower impairments, lower net realized losses from sales and disposals of investments across most asset classes and lower additions to the mortgage loan valuation allowance together contributed $551 million to the improvement. This favorable experience was partially offset by an unfavorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $2.1 billion: from gains in the prior period of $515 million to losses in the current period of $1.6 billion.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives within certain of our variable annuity minimum benefit guarantees. The $4.8 billion favorable variance in freestanding derivatives was primarily attributable to market factors, including declining equity markets, falling long- and mid-term interest rates, a strengthening U.S. dollar and widening corporate credit spreads. Declining equity markets and increased equity volatility in the current period as compared to rising equity markets and decreased equity volatility in the prior period had a positive impact of $2.3 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. In addition, falling long-term and mid-term interest rates in the current period compared to rising interest rates in the prior period had a positive impact of $1.8 billion on our interest rate derivatives, $1.0 billion of which is attributable to hedges of variable annuity minimum benefit guarantees. The U.S. dollar strengthening had a positive impact of $544 million on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures. Finally, widening corporate credit spreads had a positive impact of $197 million on our purchased protection credit derivatives.

The variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk. The $2.1 billion unfavorable change in embedded derivatives was primarily attributable to market factors, including declining equity markets and increased equity volatility, falling interest rates, and foreign currency movements. Declining equity markets in the current period as compared to rising equity markets in the prior period had a negative impact of $1.2 billion. Falling interest rates in the current period compared to rising interest rates in the prior period also had a negative impact of $1.2 billion. In addition, increased equity volatility in the current period and the impact of foreign currency movements resulted in unfavorable variances of $737 million and $237 million, respectively. The unfavorable impact from these hedged risks was partially offset by a favorable change related to the adjustment for nonperformance risk of $1.5 billion: from losses of $1.0 billion in 2009 to gains of $504 million in the current period. The foregoing $504 million gain was net of a $621 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk. Gains on the freestanding derivatives that hedge these embedded derivative risks substantially offset the change in liabilities attributable to market factors, excluding the adjustment for the change in nonperformance risk, which is unhedged.

Improved market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreases in impairments and net realized losses from sales and disposals of investments in fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a decrease in the additions to the mortgage loan valuation allowance, which is also attributed to the improved market conditions, resulted in a $551 million improvement in net investment gains (losses).

Income from continuing operations, net of income tax for the second quarter of 2010 includes $23 million of expenses related to the pending acquisition and integration of Alico. This expense, which primarily consisted of investment banking and legal fees, is recorded in Banking, Corporate & Other. This expense is not included as a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $299 million to $1.0 billion in the second quarter of 2010 from $723 million in the comparable 2009 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended June 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$715	$333	$398	$72	$72	$(49)	$1,541
Less: Net investment gains (losses)	601	387	246	(2)	266	(30)	1,468
Less: Adjustments to continuing operations (1)	(67)	(238)	8	—	(233)	(33)	(563)
Less: Provision for income tax (expense) benefit	(188)	(54)	(94)	1	(106)	24	(417)

Operating earnings	$369	$238	$238	$73	$145	(10)	1,053

Less: Preferred stock dividends						31	31

Operating earnings available to common shareholders						$(41)	$1,022

Three Months Ended June 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$(255)	$(267)	$(367)	$71	$(214)	$(387)	$(1,419)
Less: Net investment gains (losses)	(878)	(1,120)	(821)	(8)	(501)	(501)	(3,829)
Less: Adjustments to continuing operations (1)	48	489	17	—	(72)	(9)	473
Less: Provision for income tax (expense) benefit	290	221	282	3	201	186	1,183

Operating earnings	$285	$143	$155	$76	$158	(63)	754

Less: Preferred stock dividends						31	31

Operating earnings available to common shareholders						$(94)	$723

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended June 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$7,119	$1,850	$2,292	$781	$1,666	$538	$14,246
Less: Net investment gains (losses)	601	387	246	(2)	266	(30)	1,468
Less: Adjustments related to net investment gains (losses)	7	—	—	—	—	—	7
Less: Other adjustments to revenues (1)	(35)	(66)	45	—	(111)	111	(56)

Total operating revenues	$6,546	$1,529	$2,001	$783	$1,511	$457	$12,827

Total expenses	$6,017	$1,335	$1,672	$693	$1,445	$713	$11,875
Less: Adjustments related to net investment gains (losses)	40	172	—	—	—	—	212
Less: Other adjustments to expenses (1)	(1)	—	37	—	122	144	302

Total operating expenses	$5,978	$1,163	$1,635	$693	$1,323	$569	$11,361

Three Months Ended June 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$5,464	$119	$1,227	$772	$762	$(79)	$8,265
Less: Net investment gains (losses)	(878)	(1,120)	(821)	(8)	(501)	(501)	(3,829)
Less: Adjustments related to net investment gains (losses)	(11)	—	—	—	—	—	(11)
Less: Other adjustments to revenues (1)	(19)	(55)	44	—	(101)	2	(129)

Total operating revenues	$6,372	$1,294	$2,004	$780	$1,364	$420	$12,234

Total expenses	$5,866	$530	$1,796	$684	$1,125	$639	$10,640
Less: Adjustments related to net investment gains (losses)	(81)	(544)	—	—	—	—	(625)
Less: Other adjustments to expenses (1)	3	—	27	—	(29)	11	12

Total operating expenses	$5,944	$1,074	$1,769	$684	$1,154	$628	$11,253

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Relative changes in financial markets had divergent impacts on our financial results, but remain the significant driver of the increase in our operating earnings. While markets did improve from the prior period, they declined during the current quarter resulting in a decrease in variable annuity guarantee benefit costs, which improved earnings. However, this market decline, coupled with the impact of improving market conditions during the second quarter of 2009, also resulted in increased amortization of DAC, VOBA and DSI, which negatively impacted earnings. The market improvement from the prior period resulted in higher net investment income. Such improvement also drove higher average separate account balances and, as a result, increased policy fee income.

One of the favorable impacts of the volatile markets on our operating earnings was a $236 million decrease in variable annuity guarantee benefit costs. This decrease was primarily due to gains on the related hedging programs, which also are included in policyholder benefits. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, declines in the equity markets, and lower interest rates in the current period as compared to the prior period, produced gains on these hedging strategies. These hedging strategies, which are a key part of our risk management, performed as anticipated and were somewhat offset by an increase in annuity guarantee benefit liabilities, which was primarily due to the declines in the equity markets.

The increase in net investment income of $185 million was due to a $105 million increase from growth in average invested assets and an $80 million increase from higher yields. Growth in the investment portfolio was primarily due to positive net flows from growth in our domestic individual life businesses as well as our international businesses and increased bank deposits. Such inflows were invested primarily in fixed maturity securities and mortgage loans. Yields were positively impacted by the effects of stabilizing real estate markets, which began in the first quarter of 2010, and improving private equity markets period over period on real estate joint ventures and other limited partnership interests. These improvements in yield were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading and similar securities due to declining equity markets in the current period as compared to rising equity markets in the prior period. We continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Since many of our products are interest spread-based, higher investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $118 million, primarily in response to the decline in our trading securities portfolio in International which backs unit-linked policyholder liabilities. In addition, our domestic funding agreement business experienced lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the second quarter of 2009.

During the second quarter of 2010, results reflected increased, or accelerated, DAC, VOBA and DSI amortization of $336 million, primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined during the second quarter of 2010, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization. During the second quarter of 2009, the market value of our separate account balances increased due primarily to improved equity market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization. Although our separate account values declined during the current period, the average value of the accounts has increased compared to the prior period. This rise in the average account balance resulted in a $163 million increase in policy fees. With mortgage interest rates declining during the current quarter, mortgage loan production increased. However, the decline in production in the latter part of 2009 and the early part of 2010 resulted in a $41 million decrease in operating earnings, $11 million of which is reflected in net investment income, with the remainder largely attributable to a reduction in fee income. This was partially offset by a $24 million increase in operating earnings from the $12.5 billion increase in the serviced residential mortgage loan portfolio.

Mortality and morbidity experience varied by business, but did not, in total, have a significant impact on our operating earnings. Most notably, our group life business experienced excellent mortality and our dental business benefited from improved claim experience, while our traditional life, structured settlement and pension closeout businesses experienced solid, but less favorable mortality than the prior period. Our disability business continued to be challenged by both an increase in severity and frequency of claims. Operating earnings were dampened by $20 million as a result of the impact of prior period favorable liability refinements in the domestic pension closeout and structured settlement businesses.

Operating earnings also benefited from decreases in other expenses, which were primarily driven by a $25 million decline in market driven expenses, predominantly pension and post retirement benefit, letter of credit and reinsurance costs. In addition, other human resources expenses, such as corporate owned life insurance and deferred compensation costs, were down $19 million. Our discretionary spending, such as consulting and post employment related costs, declined $18 million. A $6 million decrease in variable expenses, primarily commissions and separate account advisory fees, includes a $29 million decrease in commissions resulting from the $6.1 billion decline in mortgage loan production. A portion of the variance in commissions is offset by DAC capitalization. These declines were partially offset by $7 million of continued investment in our International business infrastructure. Finally, the current period includes $3 million of costs associated with the pending acquisition and integration of Alico.

Insurance Products

	Three Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,317	$4,235	$82	1.9%
Universal life and investment-type product policy fees	546	543	3	0.6%
Net investment income	1,495	1,413	82	5.8%
Other revenues	188	181	7	3.9%

Total operating revenues	6,546	6,372	174	2.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,721	4,700	21	0.4%
Interest credited to policyholder account balances	237	233	4	1.7%
Capitalization of DAC	(217)	(213)	(4)	(1.9)%
Amortization of DAC and VOBA	206	161	45	28.0%
Interest expense	—	2	(2)	(100.0)%
Other expenses	1,031	1,061	(30)	(2.8)%

Total operating expenses	5,978	5,944	34	0.6%

Provision for income tax expense (benefit)	199	143	56	39.2%

Operating earnings	$369	$285	$84	29.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

Although volatile, the global financial markets have continued to improve in 2010. The steady improvement has had a positive impact on net investment income which is contributing to the increase in operating earnings for our Insurance Products segment. In addition, we experienced overall modest revenue growth, which varied by business in this challenging environment. Our individual life business revenues grew 1.0% versus the prior period. The traditional life business experienced 10% growth in the open block of business, but this was more than offset by the impact of the expected run-off in the closed block. Our dental business benefited from pricing increases and more stable utilization and benefits costs. In non-medical health, revenues were essentially flat year over year. High levels of unemployment continue to depress growth across our group insurance businesses due to lower covered payrolls.

The significant components of the $84 million increase in operating earnings were the aforementioned improvement in net investment income, the favorable impact of a reduction in dividends to certain policyholders and net favorable claim experience. In addition, the decrease in other expenses and the increase in DAC capitalization were more than offset by an increase in DAC amortization.

The increase in net investment income of $53 million was due to a $39 million increase from growth in average invested assets and a $14 million increase from higher yields. Growth in the investment portfolio was from an increase in net cash flows from our individual life businesses which were invested primarily in fixed maturity securities. Yields were positively impacted by the effects of the stabilizing real estate markets and improving private equity markets on real estate joint ventures and other limited partnership interests, which were partially offset by a slight decrease in yields on fixed maturity securities from the reinvestment of proceeds from maturities and sales in this lower interest rate environment. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities (comprised of mortgage and asset-backed securities), mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets to provide additional diversification and opportunity for long-term yield enhancement.

The dividend scale reduction in the fourth quarter of 2009 resulted in a $29 million decrease in policyholder dividends in the traditional life business in the current period.

Claims experience was mixed and contributed $16 million to operating earnings for Insurance Products. While the group life business benefited from excellent mortality experience and the results of the dental business were positively impacted by pricing actions as well as the impact of improved claim experience in the current period, the traditional life business experienced solid, but less favorable mortality and the disability business was negatively impacted by unfavorable claims experience due to higher incidence and severity in the current period.

Other expenses decreased $20 million primarily from a decline of $17 million in other human resources expenses, such as corporate owned life insurance and deferred compensation expense, and a $14 million decrease in pension and post retirement benefit costs. Partially offsetting these expense reductions was a $9 million increase in variable expenses, such as commissions, a portion of which is offset by DAC capitalization.

DAC amortization increased $29 million primarily due to the impact of an unusually low level of amortization in the prior period.

Retirement Products

	Three Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$151	$139	$12	8.6%
Universal life and investment-type product policy fees	561	397	164	41.3%
Net investment income	763	724	39	5.4%
Other revenues	54	34	20	58.8%

Total operating revenues	1,529	1,294	235	18.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	49	353	(304)	(86.1)%
Interest credited to policyholder account balances	405	428	(23)	(5.4)%
Capitalization of DAC	(262)	(285)	23	8.1%
Amortization of DAC and VOBA	372	(44)	416	945.5%
Interest expense	—	1	(1)	(100.0)%
Other expenses	599	621	(22)	(3.5)%

Total operating expenses	1,163	1,074	89	8.3%

Provision for income tax expense (benefit)	128	77	51	66.2%

Operating earnings	$238	$143	$95	66.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the second quarter of 2010, overall annuity sales decreased 11% when compared to the second quarter of 2009, primarily due to a decline in our fixed annuity sales. The financial market turmoil in early 2009 resulted in greater customer demand for fixed annuity products in the second quarter of 2009. Surrender rates for both our variable and fixed annuities remained low during the second quarter of 2010 as our customers continue to value our products compared to other alternatives in the marketplace. Average separate account balances are $25 billion higher than the previous year, driven by higher variable annuity sales and favorable investment performance resulting from improved market conditions since the second quarter of 2009. This has resulted in higher policy fees and other revenues, which are based on daily asset balances in the policyholders’ separate accounts.

Relative changes in the financial markets were the primary driver of the $95 million increase in operating earnings, with the largest impacts resulting from a decrease in variable annuity guarantee benefit costs of $236 million and a $120 million increase in policy fees and other revenues, partially offset by a $297 million increase in DAC, VOBA and DSI amortization expense.

The $236 million decrease in variable annuity guarantee benefit costs is primarily due to gains on the related hedging programs. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, declines in the equity markets, and lower interest rates in current period as compared to prior period, produced gains on these hedging strategies. These hedging strategies, which are a key part of our risk management strategy, performed as anticipated and were somewhat offset by an increase in annuity guarantee benefit liabilities, which was primarily due to the declines in the equity markets.

Policy fees and other revenues increased by $120 million, mainly due to the impact of higher average separate account balances in the current period compared to the prior period. The average separate account balance has increased for the reasons discussed above.

During the second quarter of 2010, results reflected increased, or accelerated, DAC, VOBA and DSI amortization of $297 million, primarily stemming from a current period decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined during the second quarter of 2010, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization. During the second quarter of 2009, the market value of our separate account balances increased due primarily to improved equity market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization.

Also contributing to the increase in operating earnings were a modest increase in net investment income, a decrease in interest crediting rates and a decrease in other expenses, partially offset by a decrease in DAC capitalization.

The increase in net investment income of $25 million was due to a $57 million increase from higher yields and a decrease of $32 million from a reduction in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets on real estate joint ventures and improved yields on fixed maturity securities from the repositioning of accumulated liquidity in our portfolio to longer duration and higher yielding investments. A reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets and, as a result, electing to transfer funds into our separate account products as market conditions improved. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests and real estate joint ventures, in order to provide additional diversification and opportunity for long-term yield enhancement.

Interest credited expenses decreased by $15 million primarily due to lower average crediting rates on fixed annuities.

Other expenses decreased by $14 million primarily due to a decline of $18 million in pension and post retirement benefit costs and letter of credit fees. This decrease was partially offset by a $6 million increase in variable expenses, such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization. The favorable impact of the reduction in other expenses was offset by a $15 million decrease in DAC capitalization.

Corporate Benefit Funding

	Three Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$573	$695	$(122)	(17.6)%
Universal life and investment-type product policy fees	56	61	(5)	(8.2)%
Net investment income	1,313	1,179	134	11.4%
Other revenues	59	69	(10)	(14.5)%

Total operating revenues	2,001	2,004	(3)	(0.1)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,143	1,240	(97)	(7.8)%
Interest credited to policyholder account balances	364	409	(45)	(11.0)%
Capitalization of DAC	(3)	(6)	3	50.0%
Amortization of DAC and VOBA	4	4	—	—%
Interest expense	2	—	2	100.0%
Other expenses	125	122	3	2.5%

Total operating expenses	1,635	1,769	(134)	(7.6)%

Provision for income tax expense (benefit)	128	80	48	60.0%

Operating earnings	$238	$155	$83	53.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding benefited in the second quarter of 2010 as a flight to quality continued to help increase our market share, especially in the structured settlement business, where we experienced a 9% increase in premiums. In addition, an improvement in the economic environment led to an increase in annuity purchases and, as a result, premiums in our income annuities business increased $51 million before income tax. Our pension closeout business in the United Kingdom continues to expand as sales volume increased in the second quarter of 2010 compared to the second quarter of 2009 despite a decrease in premiums of $271 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans being underfunded, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. Our customers’ plans funded status may be affected by a variety of factors, including the ongoing phased implementation of the Pension Protection Act of 2006. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

A lower demand for several of our investment-type products continued as a result of the ongoing unfavorable economic conditions. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Our funding agreement products, primarily the LIBOR-based contracts, experienced the most significant impact from the volatile financial market conditions, as evidenced by a $3.3 billion decrease in policyholder account balances due to scheduled maturities and a lack of new issuances. We believe that as companies seek greater liquidity, investment managers are refraining from purchasing new contracts with us when they mature and are opting for more liquid investments.

The $83 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower crediting rates, partially offset by the impact of prior period favorable liability refinements.

The increase in net investment income of $87 million was due to a $103 million increase from higher yields, partially offset by a decrease of $16 million from a reduction in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets on real estate joint ventures and other limited partnership interests. These improvements in yield were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. The reduction in the investment portfolio was driven by the maturing of certain funding agreements which were not replaced by new issuances. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury, agency and government guaranteed securities, structured finance securities and, to a lesser extent, certain other invested asset classes including other limited partnership interests and real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. For our shorter-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these shorter-term investments have moved consistent with the underlying market indices, primarily LIBOR and U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $29 million, primarily related to the funding agreement business, as a result of lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the second quarter of 2009. Interest credited related to the structured settlement business increased $10 million as a result of the increase in the average policyholder liabilities.

Current period results were negatively impacted by prior period favorable liability refinements in both the pension closeouts and structured settlement businesses, which decreased 2010 operating earnings by $20 million.

Auto & Home

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$723	$726	$(3)	(0.4)%
Net investment income	52	49	3	6.1%
Other revenues	8	5	3	60.0%

Total operating revenues	783	780	3	0.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	506	492	14	2.8%
Capitalization of DAC	(117)	(113)	(4)	(3.5)%
Amortization of DAC and VOBA	111	111	—	—%
Other expenses	193	194	(1)	(0.5)%

Total operating expenses	693	684	9	1.3%

Provision for income tax expense (benefit)	17	20	(3)	(15.0)%

Operating earnings	$73	$76	$(3)	(3.9)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The declining housing market, the deterioration of the new auto sales market and the lack of consumer credit availability, all of which negatively impacted Auto & Home in 2009, have continued to moderate in 2010. Sales of new policies increased in the second quarter of 2010 compared to the same period in 2009 for both the auto and homeowners lines of business. However, new sales were not sufficient to offset the impact of policies that were not renewed resulting in a slight decrease in earned exposures, which caused a decline in premiums for auto, slightly offset by an increase in premiums for the homeowners line of business. Average premiums per policy for the second quarter of 2010 were down slightly when compared to 2009.

The primary driver of the $3 million decrease in operating earnings was unfavorable claim experience, partially offset by an increase in net investment income and a reduction in other expenses.

Catastrophe-related losses increased $20 million compared to the second quarter of 2009 due to increased storm activity in the middle of the country. Non-catastrophe losses and adjusting expenses decreased $11 million compared to the second quarter of 2009. This decrease was primarily due to $9 million of additional favorable development of prior year losses and a $2 million decrease in current period claim costs, driven by lower claim severity in our auto line of business, partially offset by higher severities in our homeowners line as well as higher claim frequency in both our auto and homeowners lines of business.

The impact of the items discussed above can be seen in the favorable change in the combined ratio, excluding catastrophes, to 85.5% in the second quarter of 2010 from 88.0% in the second quarter of 2009 and the unfavorable change in the combined ratio, including catastrophes, to 95.3% in the second quarter of 2010 from 93.5% in the second quarter of 2009.

A $2 million increase in net investment income also partially offset the declines in operating earnings discussed above. Net investment income was higher as a result of an increase of $7 million due to an increase in average invested assets and a $5 million decrease from lower yields. This portfolio is comprised primarily of high quality municipal bonds.

A $3 million decrease in other expenses, including the net change in DAC, partially offset the declines in operating earnings discussed above.

International

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$895	$777	$118	15.2%
Universal life and investment-type product policy fees	315	226	89	39.4%
Net investment income	297	359	(62)	(17.3)%
Other revenues	4	2	2	100.0%

Total operating revenues	1,511	1,364	147	10.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	839	600	239	39.8%
Interest credited to policyholder account balances	42	159	(117)	(73.6)%
Capitalization of DAC	(168)	(140)	(28)	(20.0)%
Amortization of DAC and VOBA	115	98	17	17.3%
Interest expense	2	1	1	100.0%
Other expenses	493	436	57	13.1%

Total operating expenses	1,323	1,154	169	14.6%

Provision for income tax expense (benefit)	43	52	(9)	(17.3)%

Operating earnings	$145	$158	$(13)	(8.2)%

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the second quarter of 2010.

The improvement in the global financial markets has resulted in continued growth in our retirement and savings products across all regions, with the exception of Japan in the Asia Pacific region, and was the primary driver of a 29% increase in sales in the current quarter compared to the prior period. Excluding Japan, sales in our Asia Pacific region were up 16%, primarily due to higher variable universal life sales in South Korea and strong bank channel sales in China. Sales in Japan declined 58%, mainly driven by a shift in consumer preferences from variable annuities to Yen-denominated fixed products. Our Latin America region experienced solid growth in all countries, with a 22% increase in sales over the prior period. Such growth was most evident in our pension and universal life products in Mexico, our fixed annuities in Chile, and our pension business in Brazil. Sales in the EMEI region were up 53% from the prior period, primarily due to growth in the variable annuity business in Europe, partially offset by a decline in sales in India due to the loss of a major distribution channel.

The decrease in reported operating earnings includes the positive impact of changes in foreign currency exchange rates in the second quarter of 2010. This improved reported operating earnings by $8 million for the second quarter compared to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings decreased $21 million from the prior period. This decrease was primarily driven by the Asia Pacific region, partially offset by higher core operating earnings in the Latin America region.

Asia Pacific Region.  The unfavorable change in market trends in Japan was the primary driver of the $33 million decrease in operating earnings for our Asia Pacific region, as operating earnings from our Japan reinsurance business declined by $17 million and the results of our Japan joint venture were down $16 million compared to the prior period.

Net investment income in the region decreased by $82 million primarily due to an $83 million decline in income from our trading portfolio as a result of declining equity markets in the current period coupled with improving equity markets in the prior period. A corresponding decline in the related insurance liabilities entirely offset the negative impact of this decrease. Net investment income was also lower as a result of a $14 million decrease in the results of our operating joint ventures, including the Japan joint venture discussed above. Excluding Japan, business growth in the region resulted in an increase in our investment portfolio, which improved net investment income by $10 million, but also led to a corresponding increase in policyholder benefits. Higher yields resulted in a $2 million improvement in net investment income for the region.

Latin America Region.  The primary driver of the $13 million increase in operating earnings for the region was an $8 million increase resulting from growth in our businesses facilitated by improved market conditions. A reduction in benefits and expenses in Argentina and the net favorable impact of inflation each contributed $5 million to the improvement in operating earnings for the region. These increases were partially offset by the favorable impact in the prior year period of $7 million resulting from a group policy cancellation.

Net investment income in the region increased by $27 million primarily due to increases of $28 million from inflation and $8 million due to an increase in average invested assets, partially offset by a decrease of $7 million from decreased trading portfolio results and a decline of $3 million from lower yields. The increase in inflation, primarily in Chile and Argentina, was largely offset by an increase of $23 million in the related insurance liabilities. The increase in the investment portfolio is the result of growth in our businesses. The decrease in income from the trading portfolio was due to declining equity markets in the current period coupled with rising equity markets in the prior period, and was entirely offset by a decrease in the related insurance liabilities.

Other expenses for the region increased by $9 million, mainly due to business growth in Mexico and Brazil, partially offset by lower expenses in Argentina resulting from the release of a pesification liability.

EMEI Region.  Operating earnings for the EMEI region were essentially unchanged as the improvement in premiums, fees and other revenues was largely offset by increased expenses in both India and Ireland as a result of business growth.

Banking, Corporate & Other

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3	$4	$(1)	(25.0)%
Net investment income	223	135	88	65.2%
Other revenues	231	281	(50)	(17.8)%

Total operating revenues	457	420	37	8.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(2)	3	(5)	(166.7)%
Interest credited to bank deposits	36	40	(4)	(10.0)%
Amortization of DAC and VOBA	—	2	(2)	(100.0)%
Interest expense	262	252	10	4.0%
Other expenses	273	331	(58)	(17.5)%

Total operating expenses	569	628	(59)	(9.4)%

Provision for income tax expense (benefit)	(102)	(145)	43	29.7%

Operating earnings	(10)	(63)	53	84.1%
Preferred stock dividends	31	31	—	—%

Operating earnings available to common shareholders	$(41)	$(94)	$53	56.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

For much of the second quarter of 2010, mortgage interest rates were above levels prevailing in the second quarter of 2009 and the mortgage refinancing activity began a return to more moderate levels compared to the unusually high level experienced in 2009 due to the low interest rate environment. Consistent with these market conditions, we experienced a $6.1 billion decline in residential mortgage production during the second quarter of 2010, while our serviced residential mortgage loans increased $12.5 billion, which is net of the sale of $4.8 billion of serviced loans to Federal National Mortgage Association (“FNMA”) in the second quarter of 2010. The increase in serviced loans is due to the high production levels throughout 2009, as well as lower run-off of existing business which was 11% in the second quarter of 2010 compared to 25% in the second quarter of 2009.

The Holding Company completed three debt issuances in 2009 in response to the economic crisis. The Holding Company issued $397 million of floating rate senior notes in March 2009, $1.3 billion of senior notes in May 2009, and $500 million of junior subordinated debt securities in July 2009. The proceeds from these debt issuances were used for general corporate purposes and have resulted in increased investments and cash and cash equivalents held within Banking, Corporate & Other.

Operating earnings available to common shareholders improved by $53 million, primarily due to an increase in net investment income coupled with a reduction in expenses, partially offset by lower fees earned on residential mortgage loans.

Net investment income increased $57 million, which was due to an increase of $53 million from growth in average invested assets and an increase of $4 million from higher yields. Growth in the investment portfolio was primarily due to cash flows from debt issuances in 2009, increased bank deposits and an increase in excess capital from the segments which was invested primarily in fixed maturity securities. Yields were positively impacted by the effects of improving private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. These improvements in yield were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading securities due to declining equity markets in the current period as compared to rising equity markets in the prior period. Our investments primarily include structured finance securities, investment grade corporate fixed maturity securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading securities and equity securities.

The $6.1 billion decline in residential mortgage loan production resulted in a $41 million decrease in operating earnings, $11 million of which is reflected in net investment income, with the remainder largely attributable to a reduction in fee income. This was partially offset by a $24 million increase in operating earnings from the $12.5 billion increase in the serviced residential mortgage loan portfolio.

Interest expense increased $7 million as a result of the debt issuances in 2009, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

Also contributing to the increase in operating earnings was a decrease in operating expenses, stemming primarily from lower discretionary spending, such as consulting and post employment related cost, which, reduced other expenses by $18 million reflecting the impact of our Operational Excellence initiative. In addition, other human resource expenses, such as deferred compensation costs, were down $8 million. These savings were partially offset by $10 million of expenses associated with internal resources committed to the pending Alico acquisition.

The decrease in other expenses includes lower commission expenses of $29 million as a result of the aforementioned decline in residential mortgage loan production.

Banking, Corporate & Other benefited from a lower effective tax rate in the second quarter of 2010. The lower effective tax rate provided an increased benefit of $3 million from the prior period which was the result of increased utilization of tax preferenced investments, which provide tax credits and deductions. This benefit was more than offset by a charge related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Health Care Act amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the second quarter of 2010 by $12 million, which includes a $6 million catch-up for the first quarter of 2010.

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Consolidated Results

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$13,516	$12,698	$818	6.4%
Universal life and investment-type product policy fees	2,892	2,399	493	20.6%
Net investment income	8,431	6,991	1,440	20.6%
Other revenues	1,057	1,126	(69)	(6.1)%
Net investment gains (losses)	1,540	(4,735)	6,275	132.5%

Total revenues	27,436	18,479	8,957	48.5%

Expenses
Policyholder benefits and claims and policyholder dividends	15,320	14,386	934	6.5%
Interest credited to policyholder account balances	2,192	2,397	(205)	(8.6)%
Interest credited to bank deposits	75	83	(8)	(9.6)%
Capitalization of DAC	(1,511)	(1,543)	32	2.1%
Amortization of DAC and VOBA	1,622	636	986	155.0%
Interest expense	739	501	238	47.5%
Other expenses	5,437	5,356	81	1.5%

Total expenses	23,874	21,816	2,058	9.4%

Income (loss) from continuing operations before provision for income tax	3,562	(3,337)	6,899	206.7%
Provision for income tax expense (benefit)	1,188	(1,333)	2,521	189.1%

Income (loss) from continuing operations, net of income tax	2,374	(2,004)	4,378	218.5%
Income (loss) from discontinued operations, net of income tax	7	38	(31)	(81.6)%

Net Income (loss)	2,381	(1,966)	4,347	221.1%
Less: Net income (loss) attributable to noncontrolling interests	(11)	(20)	9	45.0%

Net income (loss) attributable to MetLife, Inc.	2,392	(1,946)	4,338	222.9%
Less: Preferred stock dividends	61	61	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,331	$(2,007)	$4,338	216.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $4.4 billion to income of $2.4 billion from a loss of $2.0 billion in the comparable 2009 period. The change was largely due to a $6.3 billion favorable change in net investment gains (losses) before income tax: gains of $1.6 billion in the first half of 2010 compared to losses of $4.7 billion in the 2009 period. Offsetting this variance were changes in adjustments related to net investment gains (losses) of $634 million, before income tax, principally associated with DAC and VOBA amortization, and $2.0 billion of income tax, resulting in a total favorable variance related to net investment gains (losses), net of related adjustments, of $3.7 billion.

The favorable variance in net investment gains (losses) of $3.7 billion, net of related adjustments, from losses of $2.8 billion in 2009 to gains of $858 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $5.1 billion: from losses in the prior period of $3.0 billion to gains in the current period of $2.1 billion.

In addition, lower impairments, lower net realized losses from sales and disposals of investments across most asset classes and lower additions to the mortgage loan valuation allowance together contributed $1.2 billion to the improvement. This favorable experience was partially offset by an unfavorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $2.5 billion: from gains in the prior period of $1.3 billion to losses in the current period of $1.2 billion.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives within certain of our variable annuity minimum benefit guarantees. The $5.1 billion favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long- and mid-term interest rates, declining equity markets and increased equity volatility, a strengthening U.S. dollar and widening corporate credit spreads. Falling long-term and mid-term interest rates in the current period compared to rising interest rates in the prior period had a positive impact of $2.9 billion on our interest rate derivatives, $1.1 billion of which is attributable to hedges of variable annuity minimum benefit guarantees. In addition, declining equity markets and increased equity volatility in the current period compared to rising equity markets and decreased equity volatility in the prior period had a positive impact of $1.6 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. The U.S. dollar strengthening had a positive impact of $560 million on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures. Finally, widening corporate credit spreads had a positive impact of $88 million on our purchased protection credit derivatives.

The variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $2.4 billion unfavorable change in embedded derivatives was primarily attributable to market factors, including falling interest rates, declining equity markets, increased equity market volatility and foreign currency movements. Falling interest rates in the current period compared to rising interest rates in the prior period had a negative impact of $1.5 billion. In addition, increased equity volatility in the current period compared to decreased equity volatility in the prior period had a negative impact of $690 million and declining equity markets in the current period compared to rising equity markets in the prior period had a negative impact of $468 million. Finally, the impact of foreign currency movements had a negative impact of $585 million. The unfavorable impact from these hedged risks was partially offset by a favorable change related to the adjustment for nonperformance risk of $910 million: from losses of $461 million in 2009 to gains of $449 million in the current period. The foregoing $449 million gain was net of a $621 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk. Gains on the freestanding derivatives that hedge these embedded derivative risks substantially offset the change in liabilities attributable to market factors, excluding the adjustment for the change in nonperformance risk, which is unhedged.

Improved market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreases in impairments and in net realized losses from sales and disposals of investments in fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a decrease in the additions to the mortgage loan valuation allowance, which is also attributed to the improved market conditions, resulted in a $1.2 billion improvement in net investment gains (losses).

Income from continuing operations, net of income tax, for the first six months of 2010 includes $42 million of expenses related to the pending acquisition and integration of Alico. This expense, which primarily consisted of investment banking and legal fees, is recorded in Banking, Corporate & Other. This expense is not included as a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $1.0 billion to $1.9 billion for the first six months of 2010 from $854 million for the comparable 2009 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Six Months Ended June 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,004	$513	$654	$143	$183	$(123)	$2,374
Less: Net investment gains (losses)	634	488	241	(3)	237	(57)	1,540
Less: Adjustments to continuing operations (1)	(114)	(307)	58	—	(268)	(53)	(684)
Less: Provision for income tax (expense) benefit	(183)	(65)	(111)	1	(82)	41	(399)

Operating earnings	$667	$397	$466	$145	$296	(54)	1,917

Less: Preferred stock dividends						61	61

Operating earnings available to common shareholders						$(115)	$1,856

Six Months Ended June 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$(828)	$(409)	$(806)	$167	$221	$(349)	$(2,004)
Less: Net investment gains (losses)	(1,914)	(970)	(1,630)	23	(47)	(197)	(4,735)
Less: Adjustments to continuing operations (1)	(34)	304	54	—	(73)	(19)	232
Less: Provision for income tax (expense) benefit	680	232	550	(8)	52	78	1,584

Operating earnings	$440	$25	$220	$152	$289	(211)	915

Less: Preferred stock dividends						61	61

Operating earnings available to common shareholders						$(272)	$854

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Six Months Ended June 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$13,681	$3,343	$4,527	$1,545	$3,259	$1,081	$27,436
Less: Net investment gains (losses)	634	488	241	(3)	237	(57)	1,540
Less: Adjustments related to net investment gains (losses)	6	—	—	—	—	—	6
Less: Other adjustments to revenues (1)	(70)	(131)	95	—	(124)	225	(5)

Total operating revenues	$13,111	$2,986	$4,191	$1,548	$3,146	$913	$25,895

Total expenses	$12,134	$2,552	$3,511	$1,369	$2,892	$1,416	$23,874
Less: Adjustments related to net investment gains (losses)	50	176	—	—	—	—	226
Less: Other adjustments to expenses (1)	—	—	37	—	144	278	459

Total operating expenses	$12,084	$2,376	$3,474	$1,369	$2,748	$1,138	$23,189

Six Months Ended June 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$10,640	$1,380	$1,999	$1,574	$2,342	$544	$18,479
Less: Net investment gains (losses)	(1,914)	(970)	(1,630)	23	(47)	(197)	(4,735)
Less: Adjustments related to net investment gains (losses)	(17)	—	—	—	—	—	(17)
Less: Other adjustments to revenues (1)	(43)	(105)	81	—	(76)	1	(142)

Total operating revenues	$12,614	$2,455	$3,548	$1,551	$2,465	$740	$23,373

Total expenses	$11,925	$2,008	$3,244	$1,356	$2,065	$1,218	$21,816
Less: Adjustments related to net investment gains (losses)	(22)	(409)	—	—	—	—	(431)
Less: Other adjustments to expenses (1)	(4)	—	27	—	(3)	20	40

Total operating expenses	$11,951	$2,417	$3,217	$1,356	$2,068	$1,198	$22,207

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Relative changes in financial markets had divergent impacts on our financial results. The market improvement from the prior period resulted in higher net investment income. Such improvement also drove higher account balances and, as a result, increased policy fee income. While markets improved from the prior period, they declined during the second quarter of 2010, triggering a decrease in variable annuity benefit costs, which improved earnings and also resulted in increased amortization of DAC, VOBA and DSI, which negatively impacted earnings. The increase in DAC, VOBA and DSI amortization in the second quarter of 2010 more than offset the decline in amortization that was previously recognized as a result of the improving market conditions that began in the second quarter of 2009 and continued through the first quarter of 2010.

The increase in net investment income of $847 million was due to a $715 million increase from higher yields and a $132 million increase from growth in average invested assets. Yields were positively impacted by the effects of improving private equity markets period over period and stabilizing real estate markets, which began in the first quarter of 2010, on other limited partnership interests and real estate joint ventures. These improvements in yield were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading and similar securities due to declining equity markets during the current period as compared to rising equity markets during the prior period. Growth in the investment portfolio was primarily due to positive net cash flows, which was reinvested primarily in fixed maturity securities and mortgage loans. We continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Since many of our products are interest spread-based, higher investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $133 million, primarily in response to the decline in our trading securities portfolio in International which backs unit-linked policyholder liabilities. In addition, our domestic funding agreement business experienced lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the second quarter of 2009.

Improving financial markets contributed to the $306 million increase in policy fees primarily by raising our average separate account balances in the first six months of 2010 compared to the prior period, most notably in our Retirement Products segment. The financial market conditions also resulted in a $189 million decrease in variable annuity guarantee benefit costs, which was primarily due to gains on the related hedging programs. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, declines in the equity markets, and lower interest rates in the current period as compared to the prior period produced gains on these hedging strategies. These hedging strategies, which are a key part of our risk management, performed as anticipated and were somewhat offset by an increase in annuity guarantee benefit liabilities, which was primarily due to the declines in the equity markets.

During the first half of 2010, results reflected increased, or accelerated, DAC, VOBA and DSI amortization of $222 million, primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined during the second quarter of 2010, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization. Although the market values declined during the second quarter of 2010, the average separate balances remained higher than the average in the prior year period. In 2009, the increase in the market value of our separate account balances was due to improved market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization.

Residential mortgage loan production declined by $12.5 billion resulting in an $86 million decrease in operating earnings, $21 million of which is reflected in net investment income, with the remainder largely attributable to a reduction in fee income. This was partially offset by a $39 million increase in operating earnings from a $12.5 billion increase in the serviced residential mortgage loan portfolio.

Operating earnings also benefited from decreases in other expenses, which were primarily driven by a $54 million reduction in discretionary spending, such as consulting, rent, printing and post employment related costs. In addition, we experienced a $34 million decline in market driven expenses, primarily pension and post retirement benefit, letter of credit and reinsurance costs. A $30 million decrease in variable expenses, primarily commissions, separate account advisory fees and premium taxes, licenses and fees, includes a $61 million decrease in commissions resulting from the $12.5 billion decline in mortgage loan production. A portion of the variance in commissions is offset by DAC capitalization. Other human resources expenses, such as corporate owned life insurance and deferred compensation costs, were down $12 million. These declines were offset by the impact of a $95 million benefit recorded in the prior period related to the pesification in Argentina as well as $9 million of continued investment in our International business infrastructure. Finally, the current period includes a $26 million contribution to MetLife Foundation and $5 million of costs associated with the pending acquisition and integration of Alico. A $21 million reduction in DAC capitalization negatively impacted operating earnings, primarily as a result of decreased annuity sales.

A lower effective tax rate provided an increased benefit of $85 million from the first six months of 2009. This benefit was the result of increased utilization of tax preferenced investments, which provide tax credits and deductions. This benefit was more than offset by $87 million of charges related to the Health Care Act. The federal government currently provides a Medicare Part D subsidy. The Health Care Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of some types of compensation. This change negatively impacted the results for the first six months of 2010 by $12 million.

Insurance Products

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$8,640	$8,436	$204	2.4%
Universal life and investment-type product policy fees	1,095	1,126	(31)	(2.8)%
Net investment income	2,999	2,694	305	11.3%
Other revenues	377	358	19	5.3%

Total operating revenues	13,111	12,614	497	3.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,568	9,448	120	1.3%
Interest credited to policyholder account balances	471	464	7	1.5%
Capitalization of DAC	(423)	(419)	(4)	(1.0)%
Amortization of DAC and VOBA	445	371	74	19.9%
Interest expense	—	3	(3)	(100.0)%
Other expenses	2,023	2,084	(61)	(2.9)%

Total operating expenses	12,084	11,951	133	1.1%

Provision for income tax expense (benefit)	360	223	137	61.4%

Operating earnings	$667	$440	$227	51.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

The significant components of the $227 million increase in operating earnings were an improvement in net investment income and the impact of a reduction in dividends to certain policyholders, partially offset by net unfavorable claims experience across several of our businesses.

The increase in net investment income of $198 million was due to a $114 million increase from higher yields and an $84 million increase from growth in average invested assets. Yields were positively impacted by the effects of improving private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures, which was partially offset by a slight decrease in yields on fixed maturity securities. Growth in the investment portfolio was from an increase in net cash flows from our individual life, non-medical health, and group life businesses which were invested primarily in fixed maturity securities.

The dividend scale reduction in the fourth quarter of 2009 resulted in a $59 million decrease in policyholder dividends in the traditional life business in the current period. This benefit was partially offset by $15 million of net unfavorable claim experience across several of our businesses. This result stemmed primarily from solid, but less favorable mortality in our individual life business coupled with higher incidence and severity of group and individual disability claims. The impact of this experience was somewhat offset by excellent mortality results in our group life business and favorable claim experience in both the long-term care and dental businesses. The improved dental results are driven by pricing actions as well as improved claim experience in the current period.

Other expenses decreased $40 million primarily from a decline of $20 million in pension and post retirement benefit costs and $18 million in other human resources expenses, such as corporate owned life insurance and deferred compensation expense. In addition, an $18 million reduction in discretionary spending such as printing and professional services costs contributed to the improvement in operating earnings. Partially offsetting these expense reductions was a $10 million increase in variable expenses, such as commissions and premium taxes, licenses and fees, a portion of which is offset by DAC capitalization.

DAC amortization increased $48 million primarily driven by the impact of higher current period gross margins in the closed block and the impact of an unusually low level of amortization in the prior period.

Retirement Products

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$274	$291	$(17)	(5.8)%
Universal life and investment-type product policy fees	1,074	753	321	42.6%
Net investment income	1,536	1,347	189	14.0%
Other revenues	102	64	38	59.4%

Total operating revenues	2,986	2,455	531	21.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	403	678	(275)	(40.6)%
Interest credited to policyholder account balances	811	830	(19)	(2.3)%
Capitalization of DAC	(496)	(614)	118	19.2%
Amortization of DAC and VOBA	505	282	223	79.1%
Interest expense	—	1	(1)	(100.0)%
Other expenses	1,153	1,240	(87)	(7.0)%

Total operating expenses	2,376	2,417	(41)	(1.7)%

Provision for income tax expense (benefit)	213	13	200	1538.5%

Operating earnings	$397	$25	$372	1488.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Relative changes in the financial markets were the primary driver of the $372 million increase in operating earnings, with the largest impacts resulting from a $233 million increase in policy fees and other revenues, a $189 million decrease in variable annuity guarantee benefit costs and a $123 million increase in net investment income, partially offset by a $160 million increase in DAC, VOBA and DSI amortization.

Policy fees and other revenues increased by $233 million, mainly due to higher average separate account balances in the current period as compared to the prior period. The higher average separate account balances are largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business.

During the first six months of 2010, results reflected increased, or accelerated, DAC, VOBA and DSI amortization of $160 million, primarily stemming from increased investment income, as well as from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which in the annuity business are derived, in part, from fees earned on separate account balances. During the first six months of 2009, the market value of our separate account balances increased due primarily to improved equity market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization.

The decrease in variable annuity benefit costs is primarily due to gains on the related hedging programs, which positively impacted operating earnings by $189 million. The various hedging strategies in place to offset the risk associated with these variable annuity guarantee benefits were more sensitive to market movements than the liability for the guaranteed benefit. Market volatility, declines in the equity markets, and lower interest rates in the current period as compared to the prior period, produced gains on these hedging strategies. These hedging strategies, which are a key part of our risk management strategy, performed as anticipated and were somewhat offset by an increase in annuity guarantee benefit liabilities, which was primarily due to the declines in the equity markets.

The increase in net investment income of $123 million was due to a $189 million increase from higher yields and a $66 million decrease from a decline in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and improving private equity markets on real estate joint ventures and other limited partnership interests and the effects of the continued repositioning of the accumulated liquidity in the portfolio to longer duration, higher yielding assets, particularly investment-grade corporate fixed maturity securities. A reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets and, as a result, electing to transfer funds into our separate account products as market conditions improved.

Other expenses decreased $57 million primarily due to a decline of $30 million in variable expenses, such as commissions, a portion of which is offset by DAC capitalization, and a decline of $28 million in pension and post retirement benefit costs and letter of credit fees. In addition, declines in travel and printing expenses of $4 million reflect the impact of the Company’s Operational Excellence initiative.

In addition, interest credited expenses decreased $12 million driven by a $28 million decline resulting from lower average crediting rates on fixed annuities partially offset by a $16 million increase due to growth in our fixed annuity policyholder account balances. The favorable impact of the reductions in interest credited and other expenses was more than offset by a $77 million decrease in DAC capitalization.

Corporate Benefit Funding

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,374	$1,019	$355	34.8%
Universal life and investment-type product policy fees	111	101	10	9.9%
Net investment income	2,583	2,290	293	12.8%
Other revenues	123	138	(15)	(10.9)%

Total operating revenues	4,191	3,548	643	18.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,505	2,119	386	18.2%
Interest credited to policyholder account balances	719	868	(149)	(17.2)%
Capitalization of DAC	(11)	(8)	(3)	(37.5)%
Amortization of DAC and VOBA	8	9	(1)	(11.1)%
Interest expense	4	2	2	100.0%
Other expenses	249	227	22	9.7%

Total operating expenses	3,474	3,217	257	8.0%

Provision for income tax expense (benefit)	251	111	140	126.1%

Operating earnings	$466	$220	$246	111.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $246 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower crediting rates, partially offset by the impact of prior period favorable liability refinements and an increase in other expenses.

The primary driver of the $246 million increase in operating earnings was higher net investment income of $190 million reflecting a $247 million increase from higher yields, partially offset by a $57 million decrease from a reduction in average invested assets. Yields were positively impacted by the effects of improving private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. These improvements in yield were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. The reduction in the investment portfolio was driven by the maturing of certain funding agreements which were not replaced by new issuances.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $97 million, primarily related to the funding agreement business as a result of lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the second quarter of 2009. Interest credited related to the structured settlement businesses increased $21 million as a result of the increase in the average policyholder liabilities.

The increase in operating earnings was somewhat dampened by the impact of $24 million of prior period favorable liability refinements in both the pension closeouts and structured settlement businesses. Favorable liability refinements in the current period, primarily in the structured settlements and income annuities businesses, improved operating earnings by $7 million.

In addition, other expenses increased $14 million primarily due to an increase of $11 million in variable expenses, such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization, as well as an increase in information technology related expenses of $3 million. These increases were partially offset by a $3 million decrease in market driven expenses, primarily pension and post retirement benefit costs.

Auto & Home

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,437	$1,448	$(11)	(0.8)%
Net investment income	105	89	16	18.0%
Other revenues	6	14	(8)	(57.1)%

Total operating revenues	1,548	1,551	(3)	(0.2)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,000	971	29	3.0%
Capitalization of DAC	(221)	(217)	(4)	(1.8)%
Amortization of DAC and VOBA	218	221	(3)	(1.4)%
Other expenses	372	381	(9)	(2.4)%

Total operating expenses	1,369	1,356	13	1.0%

Provision for income tax expense (benefit)	34	43	(9)	(20.9)%

Operating earnings	$145	$152	$(7)	(4.6)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary driver of the $7 million decrease in operating earnings was unfavorable claim experience, partially offset by higher net investment income and a decrease in other expenses.

Catastrophe-related losses increased by $25 million compared to the first six months of 2009 due to increased storm activity and we recorded $3 million less of a benefit in the first six months of 2010 from favorable development of prior year non-catastrophe losses. The negative impact of these items was partially offset by a $9 million decrease in current period claim costs driven primarily by lower claim frequencies in our auto and homeowners lines of business, somewhat offset by slightly higher severities in both lines. In the first six months of 2010, we experienced a slight decline in insured exposures, which contributed $2 million to the decrease in operating earnings. While this decrease in exposures had a positive impact on the amount of claims, it was more than offset by the negative impact on premiums.

The impact of the items discussed above can be seen in the favorable change in the combined ratio, excluding catastrophes, to 87.2% in the first half of 2010 from 88.1% in the first half of 2009 and the unfavorable change in the combined ratio, including catastrophes, to 94.7% in the first half of 2010 from 93.0% in the first half of 2009.

In addition, the write-off of an equity interest in a mandatory state underwriting pool required by a change in legislation drove a $5 million decrease in other revenues.

A $10 million increase in net investment income partially offset the declines in operating earnings discussed above. Net investment income was higher primarily as a result of an increase in average invested assets. This portfolio is comprised primarily of high quality municipal bonds.

A $10 million decrease in other expenses, including the net change in DAC, also partially offset the declines in operating earnings discussed above. The decrease in expenses resulted from lower compensation-related expenses of $4 million, a $2 million decrease in sales and infrastructure-related expenses and from minor fluctuations in a number of expense categories.

International

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,788	$1,498	$290	19.4%
Universal life and investment-type product policy fees	606	436	170	39.0%
Net investment income	747	527	220	41.7%
Other revenues	5	4	1	25.0%

Total operating revenues	3,146	2,465	681	27.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,677	1,148	529	46.1%
Interest credited to policyholder account balances	193	237	(44)	(18.6)%
Capitalization of DAC	(360)	(285)	(75)	(26.3)%
Amortization of DAC and VOBA	220	193	27	14.0%
Interest expense	3	3	—	—%
Other expenses	1,015	772	243	31.5%

Total operating expenses	2,748	2,068	680	32.9%

Provision for income tax expense (benefit)	102	108	(6)	(5.6)%

Operating earnings	$296	$289	$7	2.4%

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the first half of 2010.

An improvement in the global financial markets and continued growth in our retirement and savings products across all regions, with the exception of Japan in our Asia Pacific region, resulted in a 33% increase in sales in the first six months of 2010 compared to the prior period. Excluding Japan, sales in our Asia Pacific region were up 30%, primarily due to higher fixed annuity and variable universal life sales in South Korea. Sales in Japan declined 54%, mainly driven by a shift in consumer preference from variable annuities to Yen-denominated fixed products. Our Latin America region experienced solid growth in all countries, with a 22% increase in sales from the prior period. Such growth was most evident in our pension and universal life products in Mexico, our fixed annuities in Chile, and our pension business in Brazil. Sales in the EMEI region were up 54% from the prior period primarily due to growth in the variable annuity business in Europe, partially offset by a decline in sales in India due to the loss of a major distribution channel.

The increase in reported operating earnings includes the positive impact of changes in foreign currency exchange rates in 2010. This improved reported operating earnings by $22 million for the six months ended June 2010 relative to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings decreased by $15 million, or 5%, from the prior period. This decrease was primarily driven by the prior period impact of pesification in Argentina and a change in the foreign controlled corporation tax provision, partially offset by higher operating earnings in the Latin America and Asia Pacific regions.

Asia Pacific Region.  The primary driver of the $10 million increase in operating earnings was the overall improvement in the financial markets, partially offset by a change in the foreign controlled corporation tax provision. Despite the overall improvement in the financial markets, declines in the equity markets during the current period coupled with improving equity markets in the prior period resulted in an $82 million decrease in income from our trading portfolio, reducing net investment income for the region by $32 million. The reduction in the results of our trading portfolio is entirely offset by a corresponding decrease in the related insurance liabilities and therefore had no impact on operating earnings. Business growth in the region resulted in an increase in our investment portfolio, which improved net investment income by $20 million, but also resulted in a corresponding increase in policyholder benefits. Net investment income from operating joint ventures increased by $19 million, primarily due to favorable results driven by the equity market recovery in the first quarter of 2010, partially offset by the declines in the equity markets in the second quarter of 2010. In addition, net investment income increased by $4 million as a result of higher yields. The region was negatively impacted by an $8 million decrease due to the non-renewal of a foreign controlled corporation tax provision in the current period, partially offset by one-time tax benefits in both the current and prior periods.

Latin America Region.  The $29 million decrease in operating earnings was primarily driven by pesification in Argentina which favorably impacted reported earnings by $95 million in the first quarter of 2009. This prior period benefit was due to a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina resulting in a liability release. The region was also negatively impacted by $12 million due to the non-renewal of a foreign controlled corporate tax provision, partially offset by a change in liabilities for tax uncertainties, as well as the favorable impact in the prior year of $7 million resulting from a group policy cancellation. These items more than offset the positive impact of increased operating earnings in Argentina, Mexico and Chile totaling $36 million. Higher investment yields resulting from portfolio restructuring was the primary driver for the improvement in Argentina. Growth in our variable universal life and pension products improved results in Mexico, and growth in our single premium annuity products improved results in Chile. In addition, the region benefited by $34 million due to the unfavorable impact in the prior period from a change in assumption regarding the repatriation of earnings. Operating earnings also increased by $15 million due to inflation.

Net investment income in the region increased by $123 million primarily due to increases of $114 million from inflation and $16 million due to an increase in average invested assets resulting from business growth, partially offset by a decline of $2 million due to lower yields. The increase in inflation in the current period, as compared to decreasing inflation in the prior period, was offset by a $99 million increase in the related insurance liabilities due to higher inflation. Business growth drove the increase in the investment portfolio.

EMEI Region.  Operating earnings for the EMEI region were essentially unchanged as the improvement in premiums, fees and other revenues was largely offset by increased expenses in both India and Ireland as a result of business growth.

Banking, Corporate & Other

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3	$6	$(3)	(50.0)%
Net investment income	466	186	280	150.5%
Other revenues	444	548	(104)	(19.0)%

Total operating revenues	913	740	173	23.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(7)	3	(10)	(333.3)%
Interest credited to bank deposits	75	83	(8)	(9.6)%
Amortization of DAC and VOBA	—	2	(2)	(100.0)%
Interest expense	523	492	31	6.3%
Other expenses	547	618	(71)	(11.5)%

Total operating expenses	1,138	1,198	(60)	(5.0)%

Provision for income tax expense (benefit)	(171)	(247)	76	30.8%

Operating earnings	(54)	(211)	157	74.4%
Preferred stock dividends	61	61	—	—%

Operating earnings available to common shareholders	$(115)	$(272)	$157	57.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders improved by $157 million, primarily due to an increase in net investment income, a lower effective tax rate and a decrease in other expenses, partially offset by lower fees earned on residential mortgage loans and an increase in interest expense.

Net investment income increased $182 million, which was due to increases of $102 million from growth in average invested assets and $80 million from higher yields. Growth in the investment portfolio was due to cash flows from debt issuances in 2009, increased bank deposits and an increase in excess capital from the segments, which was invested primarily in fixed maturity securities. Yields were positively impacted by the effects of improving private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. These improvements in yield were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading securities due to declining equity markets in the current period as compared to rising equity markets in the prior period.

Banking, Corporate & Other also benefited from a lower effective tax rate. The lower effective tax rate provided an increased benefit of $94 million from the first six months of 2009. This benefit was the result of increased utilization of tax preferenced investments, which provide tax credits and deductions. This benefit was largely offset by $87 million of charges related to the Health Care Act. The federal government currently provides a Medicare Part D subsidy. The Health Care Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the first six months of 2010 by $12 million.

Residential mortgage loan production declined by $12.5 billion resulting in an $86 million decrease in operating earnings, $21 million of which is reflected in net investment income, with the remainder largely attributable to a reduction in fee income. This was partially offset by a $39 million increase in operating earnings from a $12.5 billion increase in the serviced residential mortgage loan portfolio.

Interest expense increased $20 million as a result of the debt issuances in 2009, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

During the first quarter of 2010, we made a $26 million contribution to MetLife Foundation, while no contribution was made in the first six months of 2009. In the current period, we allocated $12 million of internal resource costs for associates committed to the pending acquisition of Alico. These higher expenses were partially offset by a $32 million reduction in costs associated with the Company’s Operational Excellence initiative. Other expenses includes a $61 million decrease in commissions as a result of the decline in mortgage loan production.

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

The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies; product design, such as the use of market value adjustment features and surrender charges; and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. The Company also uses certain derivative instruments in the management of credit, interest rate, currency and equity market risks.

Current Environment.  The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in January 2008. Although many economists believe this recession ended in the third quarter of 2009, after a brief rebound, the recovery has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. The Company’s sovereign debt exposure to Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was approximately $41 million, with no sovereign debt exposure to Portugal at June 30, 2010.

During the six months ended June 30, 2010, the net unrealized loss position on fixed maturity and equity securities improved from a net unrealized loss of $2.2 billion at December 31, 2009 to a net unrealized gain of $7.3 billion at June 30, 2010, as a result of improvement in market conditions, and a decrease in interest rates.

Investment Outlook.  Although the volatility in the equity, credit and real estate markets has moderated in 2010, it could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the slow economic recovery, liquidity will be reinvested in a prudent manner and invested according to our ALM discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

Composition of Investment Portfolio and Investment Portfolio Results

The following table (“yield table”) illustrates the investment income, investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as investment income for the investment portfolio as a whole:

	At or For the		At or For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Fixed Maturity Securities:
Yield (1)	5.33%	5.91%	5.53%	5.81%
Investment income (2), (3)	$2,959	$3,036	$6,093	$5,836
Investment gains (losses) (3)	$(126)	$(378)	$(193)	$(987)
Ending carrying value (2), (3)	$249,249	$213,034	$249,249	$213,034
Mortgage Loans:
Yield (1)	5.55%	5.37%	5.47%	5.35%
Investment income (3), (4)	$695	$694	$1,367	$1,374
Investment gains (losses) (3)	$11	$(125)	$(17)	$(271)
Ending carrying value (3)	$51,144	$52,500	$51,144	$52,500
Real Estate and Real Estate Joint Ventures:
Yield (1)	3.15%	(8.83)%	0.52%	(9.01)%
Investment income	$54	$(162)	$18	$(334)
Investment gains (losses)	$(17)	$(68)	$(39)	$(93)
Ending carrying value	$6,841	$7,296	$6,841	$7,296
Policy Loans:
Yield (1)	6.25%	6.51%	6.64%	6.45%
Investment income	$159	$161	$337	$318
Ending carrying value	$10,180	$9,907	$10,180	$9,907
Equity Securities:
Yield (1)	5.40%	6.01%	4.37%	4.94%
Investment income	$39	$54	$64	$91
Investment gains (losses)	$74	$(108)	$101	$(377)
Ending carrying value	$2,741	$3,045	$2,741	$3,045
Other Limited Partnership Interests:
Yield (1)	11.13%	5.46%	14.93%	(6.59)%
Investment income	$161	$72	$426	$(181)
Investment gains (losses)	$(10)	$(247)	$(11)	$(344)
Ending carrying value	$5,856	$5,193	$5,856	$5,193
Cash and Short-Term Investments:
Yield (1)	0.37%	0.45%	0.37%	0.47%
Investment income	$15	$24	$28	$60
Investment gains (losses)	$—	$2	$1	$—
Ending carrying value (3)	$20,421	$21,330	$20,421	$21,330
Other Invested Assets: (5)
Investment income	$166	$98	$320	$190
Investment gains (losses)	$1,389	$(3,033)	$1,490	$(2,800)
Ending carrying value	$15,584	$13,071	$15,584	$13,071
Total Investments:
Gross investment income yield (1)	5.23%	5.02%	5.38%	4.63%
Investment fees and expenses yield	(0.13)	(0.15)	(0.13)	(0.14)

Investment Income Yield (3)	5.10%	4.87%	5.25%	4.49%

Gross investment income	$4,248	$3,977	$8,653	$7,354
Investment fees and expenses	(105)	(118)	(217)	(221)

Investment Income (3), (6)	$4,143	$3,859	$8,436	$7,133

Ending Carrying Value (3)	$362,016	$325,376	$362,016	$325,376

Gross investment gains (3)	$396	$263	$796	$834
Gross investment losses (3)	(253)	(546)	(464)	(1,081)
Writedowns	(172)	(846)	(321)	(1,887)

Subtotal	$(29)	$(1,129)	$11	$(2,134)
Derivatives gains (losses)	1,350	(2,828)	1,321	(2,738)

Investment Gains (Losses) (3), (6)	$1,321	$(3,957)	$1,332	$(4,872)
Investment gains (losses) income tax (expense) benefit	(554)	1,394	(563)	1,719

Investment Gains (Losses), Net of Income Tax	$767	$(2,563)	$769	$(3,153)

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average of quarterly ending assets exclude collateral received from counterparties associated with the Company’s securities lending program and exclude the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities (“CSEs”).

(2)	Fixed maturity securities include $2,901 million and $1,471 million at estimated fair value of trading securities at June 30, 2010 and 2009, respectively. Fixed maturity securities include ($56) million and $23 million of investment income (loss) related to trading securities for the three months and six months ended June 30, 2010, respectively, and $130 million and $147 million of investment income related to trading securities for the three months and six months ended June 30, 2009, respectively.

(3)	Ending carrying values, investment income (loss), and investment gains (losses) as presented herein, exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. The adjustment to investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the fair value option. The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the fair value option.

	At or For the Three Months Ended June 30, 2010			At or For the Six Months Ended June 30, 2010
		Impact of			Impact of
		Consolidated			Consolidated
	As Reported in the	Securitization	Total —	As Reported in the	Securitization	Total —
	Yield Table	Entities	With CSEs	Yield Table	Entities	With CSEs
	(In millions)

Trading Securities:
Ending carrying value	$2,901	$257	$3,158	$2,901	$257	$3,158
Investment income	$(56)	$4	$(52)	$23	$8	$31
Investment gains (losses)	$—	$(18)	$(18)	$—	$(10)	$(10)
Mortgage Loans:
Ending carrying value	$51,144	$7,107	$58,251	$51,144	$7,107	$58,251
Investment income	$695	$105	$800	$1,367	$210	$1,577
Investment gains (losses)	$11	$16	$27	$(17)	$18	$1
Cash and Short-Term Investments:
Ending carrying value	$20,421	$27	$20,448	$20,421	$27	$20,448
Total Investments:
Ending carrying value	$362,016	$7,391	$369,407	$362,016	$7,391	$369,407

(4)	Investment income from mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(6)	Investment income (loss) and investment gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income (“NII”), net investment gains (losses) (“NIGL”), and policyholder account balances (“PABs”) to exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Investment income — in the above yield table	$4,143	$3,859	$8,436	$7,133
Real estate discontinued operations — deduct from NII	(1)	(1)	(2)	(3)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from NII, add to NIGL	(61)	(32)	(110)	(63)
Equity method operating joint ventures— add to NII, deduct from NIGL	(97)	(96)	(102)	(76)
Incremental net investment income from consolidated securitization entities — add to NII	103	—	209	—

Net investment income — GAAP consolidated statements of operations	$4,087	$3,730	$8,431	$6,991

Investment gains (losses) — in the above yield table	$1,321	$(3,957)	$1,332	$(4,872)
Real estate discontinued operations — deduct from NIGL	(10)	—	(10)	—
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to NIGL, deduct from NII	61	32	110	63
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to NIGL, deduct from interest credited to PABs	1	—	(2)	(2)
Equity method operating joint ventures— add to NII, deduct from NIGL	97	96	102	76
Investment gains (losses) related to consolidated securitization entities — add to NIGL	(2)	—	8	—

Net investment gains (losses) — GAAP consolidated statements of operations	$1,468	$(3,829)	$1,540	$(4,735)

See “— Consolidated Results of Operations — Three Months Ended June 30, 2010 compared with the Three Months Ended June 30, 2009 — Revenues and Expenses — Net Investment Income and Net Investment Gains (Losses)” and “— Consolidated Results of Operations — Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009 — Revenues and Expenses — Net Investment Income and Net Investment Gains (Losses)” for an analysis of the period over period changes in net investment income and net investment gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $246.3 billion and $227.6 billion, each representing 67% of total cash and invested assets at estimated fair value, at June 30, 2010 and December 31, 2009, respectively. Publicly-traded fixed maturity securities represented $208.7 billion and $191.4 billion, or 85% and 84% of total fixed maturity securities at estimated fair value, at June 30, 2010 and December 31, 2009, respectively. Privately placed fixed maturity securities represented $37.6 billion and $36.2 billion, or 15% and 16% of total fixed maturity securities at estimated fair value, at June 30, 2010 and December 31, 2009, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $2.7 billion and $3.1 billion, or 0.7% and 0.9% of total cash and invested assets at estimated fair value, at June 30, 2010 and December 31, 2009, respectively. Publicly-traded equity securities represented $1.6 billion and $2.1 billion, or 59% and 68% of total equity securities at estimated fair value, at June 30, 2010 and December 31, 2009, respectively. Privately-held equity securities represented $1.1 billion and $1.0 billion, or 41% and 32% of total equity securities at estimated fair value, at June 30, 2010 and December 31, 2009, respectively.

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

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	June 30, 2010
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$15,785	6.4%	$306	11.2%

Level 2:
Independent pricing source	183,528	74.5	440	16.0
Internal matrix pricing or discounted cash flow techniques	29,219	11.9	989	36.1

Significant other observable inputs	212,747	86.4	1,429	52.1

Level 3:
Independent pricing source	7,920	3.2	876	32.0
Internal matrix pricing or discounted cash flow techniques	7,408	3.0	118	4.3
Independent broker quotations	2,488	1.0	12	0.4

Significant unobservable inputs	17,816	7.2	1,006	36.7

Total estimated fair value	$246,348	100.0%	$2,741	100.0%

	June 30, 2010
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$69,675	$7,173	$76,848
Residential mortgage-backed securities (“RMBS”)	—	40,898	1,852	42,750
Foreign corporate securities	—	36,263	4,600	40,863
U.S. Treasury, agency and government guaranteed securities	15,545	17,280	37	32,862
Commercial mortgage-backed securities (“CMBS”)	—	15,714	270	15,984
Asset-backed securities (“ABS”)	—	10,921	3,498	14,419
Foreign government securities	240	13,039	280	13,559
State and political subdivision securities	—	8,947	101	9,048
Other fixed maturity securities	—	10	5	15

Total fixed maturity securities	$15,785	$212,747	$17,816	$246,348

Equity Securities:
Common stock	$306	$1,048	$161	$1,515
Non-redeemable preferred stock	—	381	845	1,226

Total equity securities	$306	$1,429	$1,006	$2,741

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2010 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (91%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and RMBS.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan RMBS and less liquid prime RMBS, below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended June 30, 2010, Level 3 fixed maturity securities increased by $759 million, or 5%. The increase was driven by net purchases in excess of sales, increases in estimated fair value recognized in other comprehensive income (loss) and net transfers in. The net transfers into Level 3 are described in the discussion following the rollforward table below. Net purchases in excess of sales of fixed maturity securities were concentrated in U.S. corporate securities and ABS. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. corporate securities, ABS (including RMBS backed by sub-prime mortgage loans), and CMBS due to improving market conditions including an improvement in liquidity coupled with the effect of decreased interest rates on such securities.

•	During the six months ended June 30, 2010, Level 3 fixed maturity securities increased by $626 million, or 4%. This increase was driven by increases in estimated fair value recognized in other comprehensive income (loss) which were partially offset by net transfers out of Level 3. The net transfers out of Level 3 are described in the discussion following the rollforward table below. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving market conditions including an improvement in liquidity coupled with the effect of decreased interest rates on such securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30, 2010		June 30, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
		(In millions)

Balance, beginning of period	$17,057	$1,167	$17,190	$1,240
Total realized/unrealized gains (losses) included in:
Earnings	(4)	49	4	50
Other comprehensive income (loss)	101	(66)	698	(43)
Purchases, sales, issuances and settlements	637	(131)	46	(223)
Transfers in and/or out of Level 3	25	(13)	(122)	(18)

Balance, end of period	$17,816	$1,006	$17,816	$1,006

An analysis of transfers in and/or out of Level 3 for the three months and six months ended June 30, 2010 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of $1 million and ($15) million, and other comprehensive income (loss) of ($21) million and $14 million, were incurred for transfers subsequent to their transfer to Level 3, for the three months and six months ended June 30, 2010, respectively.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were $25 million and ($122) million, and were comprised of transfers in of $1,088 million and $1,214 million, and transfers out of ($1,063) million and ($1,336) million for the three months and six months ended June 30, 2010, respectively.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 fixed maturity and equity securities for the three months and six months ended June 30, 2010 are summarized as follows:

•	During the three months and six months ended June 30, 2010, fixed maturity securities transfers into Level 3 of $1,088 million and $1,214 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value, principally for certain CMBS, ABS and private placements included in U.S. and foreign corporate securities.

•	During the three months and six months ended June 30, 2010, fixed maturity securities transfers out of Level 3 of ($1,063) million and ($1,336) million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity,

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

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” The NAIC ratings are generally similar to the designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities, called “rating agency designations”. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s Investors Service (“Moody’s”) or rated “BBB” or better by Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

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

The below investment grade and non-income producing amounts presented below, are based on rating agency designations and equivalent designations of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries are presented based on final ratings from the revised NAIC rating methodology described above (which may not correspond to rating agency designations). All NAIC designation amounts and percentages presented herein are based on the revised NAIC methodology described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodology described above.

The following three tables present information about the Company’s fixed maturity securities holdings by credit quality ratings. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organizations list, including Moody’s, S&P, Fitch and Realpoint. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		June 30, 2010			December 31, 2009
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$157,731	$164,338	66.7%	$151,391	$151,136	66.4%
2	Baa	58,357	61,217	24.8	55,508	56,305	24.7
3	Ba	13,582	12,773	5.2	13,184	12,003	5.3
4	B	7,879	6,924	2.8	7,474	6,461	2.9
5	Caa and lower	1,124	910	0.4	1,809	1,425	0.6
6	In or near default	204	186	0.1	343	312	0.1

	Total fixed maturity securities	$238,877	$246,348	100.0%	$229,709	$227,642	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, that each designation is comprised of at June 30, 2010 and December 31, 2009:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at June 30, 2010
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$33,066	$32,784	$7,062	$3,459	$425	$52	$76,848
RMBS	37,186	1,652	2,156	1,433	229	94	42,750
Foreign corporate securities	18,237	18,823	2,243	1,394	153	13	40,863
U.S. Treasury, agency and government guaranteed securities	32,862	—	—	—	—	—	32,862
CMBS	15,622	218	75	49	20	—	15,984
ABS	12,779	1,113	295	122	83	27	14,419
Foreign government securities	6,352	5,851	902	454	—	—	13,559
State and political subdivision securities	8,234	766	40	8	—	—	9,048
Other fixed maturity securities	—	10	—	5	—	—	15

Total fixed maturity securities	$164,338	$61,217	$12,773	$6,924	$910	$186	$246,348

Percentage of total	66.7%	24.8%	5.2%	2.8%	0.4%	0.1%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2009
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,848	$30,266	$6,319	$2,965	$616	$173	$72,187
RMBS	38,464	1,563	2,260	1,391	339	3	44,020
Foreign corporate securities	16,678	17,393	2,067	1,530	281	81	38,030
U.S. Treasury, agency and government guaranteed securities	25,447	—	—	—	—	—	25,447
CMBS	15,000	434	152	22	14	—	15,622
ABS	11,573	1,033	275	124	117	40	13,162
Foreign government securities	5,786	4,841	890	415	—	15	11,947
State and political subdivision securities	6,337	765	40	8	58	—	7,208
Other fixed maturity securities	3	10	—	6	—	—	19

Total fixed maturity securities	$151,136	$56,305	$12,003	$6,461	$1,425	$312	$227,642

Percentage of total	66.4%	24.7%	5.3%	2.9%	0.6%	0.1%	100.0%

Fixed Maturity and Equity Securities Available-for-Sale.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables summarizing the cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of fixed maturity and equity securities on a sector basis, and selected information about certain fixed maturity securities held by the Company that were below investment grade or non-rated, non-income producing, credit enhanced by financial guarantor insurers — by sector, and the ratings of the financial guarantor insurers providing the credit enhancement at June 30, 2010 and December 31, 2009.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any significant concentrations of credit risk in its equity securities portfolio of any single issuer greater than 10% of the Company’s stockholders’ equity at June 30, 2010 and December 31, 2009.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  See “Investments — Fixed Maturity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — Summary” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of the concentrations of credit risk related to fixed maturity securities holdings.

Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of the total investments. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at June 30, 2010 and December 31, 2009.

Structured Securities.  The following table presents the types and portion rated Aaa/AAA, and portion rated NAIC 1 for RMBS and ABS backed by sub-prime mortgage loans, of structured securities the Company held at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

RMBS	$42,750	58.4%	$44,020	60.5%
CMBS	15,984	21.9	15,622	21.4
ABS	14,419	19.7	13,162	18.1

Total structured securities	$73,153	100.0%	$72,804	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$34,103	79.8%	$35,626	80.9%
RMBS rated NAIC 1	$37,186	87.0%	$38,464	87.4%
CMBS rated Aaa/AAA	$14,730	92.2%	$13,354	85.5%
ABS rated Aaa/AAA	$10,480	72.7%	$9,354	71.1%
ABS rated NAIC 1	$12,779	88.6%	$11,573	87.9%

RMBS.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the Company’s RMBS holdings by security type and risk profile at June 30, 2010 and December 31, 2009.

The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at June 30, 2010 and December 31, 2009, as presented above. Effective December 31, 2009, the NAIC adopted a revised rating methodology for non-agency RMBS based on the NAIC’s estimate of expected losses from non-agency RMBS. The majority of the agency RMBS held by the Company was guaranteed or otherwise supported by the FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association (“GNMA”). Non-agency RMBS includes prime and alternative residential mortgage loans (“Alt-A”) RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At June 30, 2010 and December 31, 2009, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 85% and 90% at June 30, 2010 and December 31, 2009, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security. See “Investments — Fixed Maturity Securities Available-for-Sale — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, portion rated NAIC 1 by the NAIC, and portion of holdings that are backed by fixed rate collateral or hybrid ARM collateral at June 30, 2010 and December 31, 2009. Based upon the analysis of the Company’s exposure to RMBS, including Alt-A RMBS, that are considered temporarily impaired, the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, in the second quarter of 2010, market conditions continued to improve and interest rates decreased, causing our portfolio to be in an unrealized gain position of 1% of amortized cost at June 30, 2010. Based upon the analysis of the Company’s exposure to CMBS in the 2006 and 2007 vintage years that are considered temporarily impaired the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

The Company’s holdings in CMBS were $16.0 billion and $15.6 billion, at estimated fair value at June 30, 2010 and December 31, 2009, respectively. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the amortized cost and estimated fair value, rating agency designation by Moody’s, S&P, Fitch or Realpoint, LLC and holdings by vintage year of such securities held by the Company at June 30, 2010 and December 31, 2009. The Company had no exposure to CMBS index securities at June 30, 2010 or December 31, 2009. The Company’s holdings of commercial real estate collateralized debt obligations securities were $120 million and $111 million at estimated fair value at June 30, 2010 and December 31, 2009, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 26% and 25% at June 30, 2010 and December 31, 2009, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of CMBS by rating agency designation and by vintage year at June 30, 2010 and December 31, 2009.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s ABS by collateral type, portion rated Aaa/AAA and portion credit enhanced held by the Company at June 30, 2010 and December 31, 2009.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in the six months ended June 30, 2010, market conditions improved, credit spreads narrowed on mortgage-backed and asset-backed securities and unrealized losses decreased from 36% to 30% of amortized cost from December 31, 2009 to June 30, 2010. Based upon the analysis of the Company’s sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

See “Investments— Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year and by NAIC rating at June 30, 2010 and December 31, 2009.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,077 million and $1,044 million and unrealized losses of $451 million and $593 million at June 30, 2010 and December 31, 2009, respectively. Approximately 56% of this portfolio was rated Aa or better, of which 88% was in vintage year

2005 and prior at June 30, 2010. Approximately 61% of this portfolio was rated Aa or better, of which 91% was in vintage year 2005 and prior at December 31, 2009. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,077 million and $1,044 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at June 30, 2010 and December 31, 2009, respectively.

ABS also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $21 million with an estimated fair value of $8 million at June 30, 2010 and an aggregate cost of $22 million with an estimated fair value of $8 million at December 31, 2009.

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

Net Unrealized Investment Gains (Losses)

See “Investments — Net Unrealized Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) and the changes in net unrealized investment gains (losses) at June 30, 2010 and December 31, 2009 and for the three months and six months ended June 30, 2010.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss) of ($806) million at June 30, 2010, includes ($859) million recognized prior to January 1, 2010, ($98) million and ($157) million (($61) million and ($162) million, net of DAC) of noncredit losses recognized in the three months and six months ended June 30, 2010, respectively, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1 of the Notes to the Interim Consolidated Financial Statements) for the six months ended June 30, 2010, $37 million and $54 million related to securities sold during the three months and six months ended June 30, 2010, respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $46 million and $140 million of subsequent increases in estimated fair value during the three months and six months ended June 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss) of ($859) million at December 31, 2009, includes ($126) million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, ($939) million (($857) million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report), $20 million related to securities sold during the year ended December 31, 2009 for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $186 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at June 30, 2010, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at June 30, 2010 and December 31, 2009.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the concentration by sector and industry of the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $7.0 billion and $10.8 billion at June 30, 2010 and December 31, 2009, respectively.

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	June 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	133	12	223	9
Total gross unrealized loss	$2,437	$186	$4,465	$132
Percentage of total gross unrealized loss	37%	58%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.0 billion during the six months ended June 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the six months ended June 30, 2010 was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at June 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$129	$118	91%	$118	100%	$118	100%	58%
Six months or greater but less than twelve months	1	1	100%	1	100%	1	100%	20%
Twelve months or greater	125	124	99%	124	100%	120	97%	79%

All equity securities with a gross unrealized loss of 20% or more	$255	$243	95%	$243	100%	$239	98%	68%

In connection with the equity securities impairment review process at June 30, 2010, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

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

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$13,500	$7,573	$300	$195	$13,800	$7,768

Gross investment gains	215	189	76	13	291	202

Gross investment losses	(195)	(235)	(1)	(49)	(196)	(284)

Total OTTI losses recognized in earnings:
Credit-related	(146)	(287)	—	—	(146)	(287)
Other (1)	—	(45)	(1)	(72)	(1)	(117)

Total OTTI losses recognized in earnings	(146)	(332)	(1)	(72)	(147)	(404)

Net investment gains (losses)	$(126)	$(378)	$74	$(108)	$(52)	$(486)

	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$21,878	$19,351	$445	$253	$22,323	$19,604

Gross investment gains	379	545	107	20	486	565

Gross investment losses	(334)	(647)	(4)	(67)	(338)	(714)

Total OTTI losses recognized in earnings:
Credit-related	(232)	(743)	—	—	(232)	(743)
Other (1)	(6)	(142)	(2)	(330)	(8)	(472)

Total OTTI losses recognized in earnings	(238)	(885)	(2)	(330)	(240)	(1,215)

Net investment gains (losses)	$(193)	$(987)	$101	$(377)	$(92)	$(1,364)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $147 million and $240 million for the three months and six months ended June 30, 2010, respectively, and $404 million and $1,215 million for the three months and six months ended June 30, 2009, respectively. Impairments of fixed maturity securities were $146 million and $238 million for the three months and six months ended June 30, 2010, respectively, and $332 million and $885 million for the three months and six months ended June 30, 2009, respectively. Impairments of equity securities were $1 million and $2 million for the three months and six months ended June 30, 2010, respectively, and $72 million and $330 million for the three months and six months ended June 30, 2009, respectively.

The Company’s credit-related impairments of fixed maturity securities were $146 million and $232 million for the three months and six months ended June 30, 2010, respectively, and $287 million and $743 million for the three months and six months ended June 30, 2009, respectively.

The Company’s three largest impairments totaled $57 million and $63 million for the three months and six months ended June 30, 2010, respectively, and $91 million and $320 million for the three months and six months ended June 30, 2009, respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $3.5 billion and $6.7 billion during the three months and six months ended June 30, 2010, respectively, and $1.9 billion and $5.3 billion for the three months and six months ended June 30, 2009, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $196 million and $338 million for the three months and six months ended June 30, 2010, respectively, and $284 million and $714 million for the three months and six months ended June 30, 2009, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended June 30, 2010 compared to the three months ended June 30, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $147 million for the three months ended June 30, 2010 as compared to $404 million in the comparable prior year period. Improving market conditions across all sectors and industries of U.S. and foreign corporate securities, particularly the financial services industry, as compared to the prior year period when there was significant stress in the global financial markets, resulted in a higher level of impairments in fixed maturity and equity securities in the prior year period. The most significant decrease in the current year period, as compared to the prior year period, was in the Company’s financial services industry holdings which comprised $127 million in fixed maturity and equity impairments in three months ended June 30, 2009, as compared to $20 million in impairments for the three months ended June 30, 2010. The financial services industry impairments for the three months ended June 30, 2009 included $60 million of impairments on equity security perpetual hybrid securities, which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities. Impairments in the three months ended June 30, 2010 were concentrated in the RMBS, ABS and CMBS sectors reflecting current economic conditions including higher unemployment levels and continued weakness within the residential and commercial real estate markets. Of the fixed maturity and equity securities impairments of $147 million and $404 million in the three months ended June 30, 2010 and 2009, respectively, $122 million and $82 million, respectively, were in the Company’s RMBS, ABS and CMBS holdings.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $240 million for the six months ended June 30, 2010 as compared to $1,215 million in the comparable prior year period. Improving market conditions across all sectors and industries, particularly the financial services industry, as compared to the prior year period when there was significant stress in the global financial markets, resulted in a higher level of impairments in fixed maturity and equity securities in the prior year period. The most significant decrease in the current year period, as compared to the prior year period, was in the Company’s financial services industry holdings which comprised $478 million in fixed maturity and equity impairments in six months ended June 30, 2009, as compared to $28 million in impairments for the six months ended June 30, 2010. Of the $478 million in financial services industry impairments for the six months ended June 30, 2009, $290 million were in equity securities, of which $260 million were in financial services industry perpetual hybrid securities which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities. Impairments in the six months ended June 30, 2010 were concentrated in the RMBS, ABS and CMBS sectors reflecting current economic conditions including higher unemployment levels and continued weakness within the real estate markets. Of the fixed maturity and equity securities impairments of $240 million and $1,215 million in the six months ended June 30, 2010 and 2009, respectively, $181 million and $208 million, respectively, were in the Company’s RMBS, ABS and CMBS holdings.

Fixed maturity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

U.S. and foreign corporate securities — by industry:
Finance	$20	$67	$28	$188
Consumer	1	74	23	164
Communications	—	61	3	203
Utility	3	43	3	76
Other industries	—	2	—	26
Industrial	—	3	—	20

Total U.S. and foreign corporate securities	24	250	57	677
ABS	44	28	63	94
RMBS	27	20	57	78
CMBS	51	34	61	36

Total	$146	$332	$238	$885

Equity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Sector:
Common stock	$1	$12	$2	$50
Non-redeemable preferred stock	—	60	—	280

Total	$1	$72	$2	$330

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$60	$—	$260
Common and remaining non-redeemable preferred stock	—	—	—	30
Total financial services industry	—	60	—	290
Other industries	1	12	2	40

Total	$1	$72	$2	$330

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

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)” in Note 3 of the Notes to the Interim Condensed

Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at June 30, 2010 and 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009, respectively.

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

The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2010 was $2.6 billion of which $2.0 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency, and government guaranteed securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury, agency and government guaranteed, U.S. corporate, RMBS, ABS and CMBS securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the interim condensed consolidated financial statements. Separately, the Company had $49 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at June 30, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $57 million and $51 million at June 30, 2010 and December 31, 2009, respectively.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at June 30, 2010 and December 31, 2009.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to its securities lending program.

Trading Securities

The Company has trading securities to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. In addition, the Company classifies securities held by consolidated securitization entities as trading securities, with changes in estimated fair value recorded as net investment gains (losses). Trading securities which consisted principally of publicly-traded fixed maturity and equity securities, were $3.2 billion and $2.4 billion, or 0.9% and 0.7% of total cash and invested assets at estimated fair value, at June 30, 2010 and

December 31, 2009, respectively. See “Investments — Trading Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables which present information about the trading securities, related short sale agreement liabilities, investments pledged to secure short sale agreement liabilities, net investment income, changes in estimated fair value included in net investment income for trading securities and changes in estimated fair value included in net investment gains (losses) for securities held by consolidated securitization entities at June 30, 2010 and December 31, 2009, and for the three months and six months ended June 30, 2010 and 2009.

Trading securities, securities held by consolidated securitization entities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2010
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$2,375	75%	$15	32%
Significant other observable inputs (Level 2)(1)	747	24	32	68
Significant unobservable inputs (Level 3)	36	1	—	—

Total estimated fair value	$3,158	100%	$47	100%

(1)	All trading securities held by consolidated securitization entities are classified as Level 2.

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2010, is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In millions)

Balance, beginning of period	$40	$83
Total realized/unrealized gains (losses) included in:
Earnings	(3)	(4)
Purchases, sales, issuances and settlements	(1)	(25)
Transfer in and/or out of Level 3	—	(18)

Balance, end of period	$36	$36

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans was $58.3 billion and $50.9 billion, or 15.8% and 15.1% of total cash and invested assets at June 30, 2010 and December 31, 2009, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $48.5 billion and $48.2 billion by type at June 30, 2010 and December 31, 2009, respectively, as well as the components of the mortgage loans held-for-sale of $2.7 billion and $2.7 billion at June 30, 2010 and December 31, 2009, respectively. The information presented on Mortgage Loans herein excludes the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities. Such amounts are presented in the aforementioned table in the section that presents total mortgage loans held-for-investment.

Mortgage Loans by Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type to reduce the risk of concentration. See “Investments — Mortgage Loans — Mortgage Loans by Geographic Region and Property Type” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at June 30, 2010 and December 31, 2009.

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

The following table presents the amortized cost and valuation allowance (amortized cost is carrying value before valuation allowances) for commercial mortgage loans, agricultural mortgage loans, and residential and consumer loans held-for-investment distributed by loan classification at:

	June 30, 2010				December 31, 2009
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost	Total	Allowance	Cost	Cost	Total	Allowance	Cost
	(In millions)

Commercial:
Performing	$34,721	99.1%	$566	1.6%	$35,066	99.7%	$548	1.6%
Restructured	88	0.3	9	10.2%	—	—	—	—%
Potentially delinquent	96	0.3	23	24.0%	102	0.3	41	40.2%
Delinquent or under foreclosure	137	0.3	23	16.8%	8	—	—	—%

Total	$35,042	100.0%	$621	1.8%	$35,176	100.0%	$589	1.7%

Agricultural (1):
Performing	$12,094	97.6%	$33	0.3%	$11,950	97.5%	$33	0.3%
Restructured	46	0.4	14	30.4%	36	0.3	10	27.8%
Potentially delinquent	109	0.9	20	18.3%	128	1.0	34	26.6%
Delinquent or under foreclosure	131	1.1	29	22.1%	141	1.2	38	27.0%

Total	$12,380	100.0%	$96	0.8%	$12,255	100.0%	$115	0.9%

Residential and Consumer (2):
Performing	$1,719	95.1%	$16	0.9%	$1,389	94.4%	$16	1.2%
Restructured	—	—	—	—%	1	0.1	—	—%
Potentially delinquent	10	0.6	—	—%	10	0.7	—	—%
Delinquent or under foreclosure	77	4.3	1	1.3%	71	4.8	1	1.4%

Total	$1,806	100.0%	$17	—%	$1,471	100.0%	$17	1.2%

(1)	The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type. Of the $12,380 million of agricultural mortgage loans outstanding at June 30, 2010, 54% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity.

(2)	Residential and consumer loans consist of primarily residential mortgage loans, home equity lines of credit, and automobile loans held-for-investment.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial loans, the average loan-to-value ratio was 68% at both June 30, 2010 and December 31, 2009, and the average debt service coverage ratio was 2.4x, as compared to 2.2x at December 31, 2009. The values utilized in calculating these ratios are developed in connection with our review of the commercial loan portfolio, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential and Consumer Loans.  The Company has a conservative residential and consumer loan portfolio and does not hold any option ARMs, sub-prime, low teaser rate, or loans with a loan-to-value ratio of 100% or more. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential loans with a loan-to-value ratio of 80% or more was $70 million at June 30, 2010, and the majority of the higher loan-to-value loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only loans was $478 million at June 30, 2010.

Mortgage Loans Valuation Allowances.  Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage loan markets. As a result, commercial real estate and residential and consumer loan market fundamentals, and fundamentals in certain sectors of the agricultural loan market, have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, and rising delinquencies. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the commercial, agricultural and residential and consumer mortgage loan portfolios, resulting in higher valuation allowances at June 30, 2010 as compared to the prior periods.

The Company’s valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which the Company expects to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. The Company records additions to and decreases in its valuation allowances and gains and losses from the sale of loans in net investment gains (losses).

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

The Company also establishes valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors.

The determination of the amount of, and additions or decreases to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised, and such changes in the valuation allowance are also recorded in net investment gains (losses). A net decrease in the valuation allowance recorded to net investment gains (losses) is reflected as negative additions in the following tables.

The following tables present the changes in valuation allowances for commercial, agricultural and residential and consumer loans held-for-investment:

			Residential
			and
	Commercial	Agricultural	Consumer	Total
	(In millions)

For the Three Months Ended June 30, 2010:
Balance, beginning of period	$624	$110	$17	$751
Additions	(2)	(7)	2	(7)
Deductions	(1)	(7)	(2)	(10)

Balance, at end of period	$621	$96	$17	$734

For the Three Months Ended June 30, 2009:
Balance, beginning of period	$328	$85	$15	$428
Additions	119	22	3	144
Deductions	(15)	(11)	(3)	(29)

Balance, at end of period	$432	$96	$15	$543

For the Six Months Ended June 30, 2010:
Balance, beginning of period	$589	$115	$17	$721
Additions	33	(1)	2	34
Deductions	(1)	(18)	(2)	(21)

Balance, at end of period	$621	$96	$17	$734

For the Six Months Ended June 30, 2009:
Balance, beginning of period	$232	$61	$11	$304
Additions	218	50	7	275
Deductions	(18)	(15)	(3)	(36)

Balance, at end of period	$432	$96	$15	$543

The following table presents the Company’s valuation allowances for loans by type of credit loss at:

	June 30, 2010	December 31, 2009
	(In millions)

Specific credit losses	$119	$123
Non-specifically identified credit losses	615	598

Total valuation allowances	$734	$721

The Company held $221 million and $210 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $138 million and $202 million relate to impaired mortgage loans held-for-investment and $83 million and $8 million to certain mortgage loans held-for-sale, at June 30, 2010 and December 31, 2009, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairment gains (losses) of $8 million and ($16) million for the three months and six months ended June 30, 2010, respectively, and less than ($1) million and ($26) million for the three months and six months ended June 30, 2009, respectively. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $6.8 billion, or 1.8%, and $6.9 billion, or 1.9%, of total cash and invested assets at June 30, 2010 and December 31, 2009, respectively.

Real estate holdings by type consisted of the following:

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Real estate	$5,496	80.4%	$5,435	78.8%
Accumulated depreciation	(1,472)	(21.5)	(1,408)	(20.4)

Net real estate	4,024	58.9	4,027	58.4
Real estate joint ventures and funds	2,657	38.8	2,698	39.1
Foreclosed real estate	151	2.2	127	1.9

Real estate held-for-investment	6,832	99.9%	6,852	99.4%
Real estate held-for-sale	9	0.1	44	0.6

Total real estate holdings	$6,841	100.0%	$6,896	100.0%

Impairments of real estate and real estate joint ventures held-for-investment were $26 million and $47 million for the three months and six months ended June 30, 2010, respectively, and $68 million and $91 million for the three months and six months ended June 30, 2009, respectively. There were no impairments recognized on real estate held-for-sale for the three months and six months ended June 30, 2010, and 2009. The Company’s carrying value of real estate held-for-sale as presented above has been reduced by impairments recorded prior to 2009 of $1 million at both June 30, 2010 and December 31, 2009.

The impaired cost basis real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Impairments to estimated fair value for such cost basis real estate joint ventures of $4 million and $25 million for the three months and six months ended June 30, 2010, respectively, were recognized within net investment gains (losses) and are included in the $26 million and $47 million of impairments on real estate and real estate joint ventures for the three months and six months ended June 30, 2010, respectively. There were no cost basis real estate joint ventures impairments to estimated fair value included in the $68 million of impairments on real estate and real estate joint ventures for the three months ended June 30, 2009. There were $68 million of impairments to estimated fair value for such cost basis real estate joint ventures for the six months ended June 30, 2009 which were recognized in net investment gains (losses) and are included in the $91 million of impairments on real estate and real estate joint ventures for the six months ended June 30, 2009. The estimated fair value of the impaired real estate joint ventures after these impairments was $8 million at June 30, 2010 and $69 million at June 30, 2009.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.9 billion and $5.5 billion, or 1.6% of total cash and invested assets at June 30, 2010 and December 31, 2009, respectively. Included within other limited partnership interests was $1.0 billion, at both June 30, 2010 and December 31, 2009 of investments in hedge funds.

Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $8 million and $245 million for the three months ended June 30, 2010 and 2009, respectively, and $8 million and $341 million for the six months ended June 30, 2010 and 2009, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $17 million and $410 million at June 30, 2010 and 2009, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$9,721	62.4%	$6,133	48.2%
Leveraged leases, net of non-recourse debt	2,184	14.0	2,227	17.5
Joint venture investments	897	5.8	977	7.7
Tax credit partnerships	745	4.8	719	5.7
MSRs	660	4.2	878	6.9
Funds withheld at interest	524	3.4	505	4.0
Funding agreements	—	—	409	3.2
Other	853	5.4	861	6.8

Total	$15,584	100.0%	$12,709	100.0%

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the freestanding derivatives with positive estimated fair values. See “Investments — Mortgage Servicing Rights” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on MSRs. Joint venture investments are accounted for under the equity method and represent the Company’s investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $9.7 billion and $8.4 billion, or 2.6% and 2.5% of total cash and invested assets at June 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $9.0 billion and $7.5 billion at June 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $8.4 billion at both June 30, 2010 and December 31, 2009. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.9 billion and $6.0 billion at June 30, 2010 and December 31, 2009, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives held at June 30, 2010 and December 31, 2009.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at June 30, 2010 and December 31, 2009.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at June 30, 2010 and December 31, 2009.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2010 and 2009.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2010
	Derivative Assets		Derivative Liabilities
		(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$129	1%	$116	4%
Significant other observable inputs (Level 2)	8,712	90	3,000	92
Significant unobservable inputs (Level 3)	880	9	127	4

Total estimated fair value	$9,721	100%	$3,243	100%

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

Derivatives categorized as Level 3 at June 30, 2010 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; currency options based upon baskets of currencies having unobservable currency correlations; and credit forwards having unobservable repurchase rates.

At June 30, 2010 and December 31, 2009, 1.3% and 5.5%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2010 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In millions)

Balance, beginning of period	$235	$356
Total realized/unrealized gains (losses) included in:
Earnings	569	449
Other comprehensive income (loss)	4	6
Purchases, sales, issuances and settlements	(55)	(58)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$753	$753

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2010
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(34)	(1)
Significant unobservable inputs (Level 3)	124	100	3,420	101

Total estimated fair value	$124	100%	$3,386	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In millions)

Balance, beginning of period	$(994)	$(1,455)
Total realized/unrealized gains (losses) included in:
Earnings	(2,149)	(1,630)
Other comprehensive income (loss)	(75)	(65)
Purchases, sales, issuances and settlements	(78)	(146)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$(3,296)	$(3,296)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net investment gains (losses) for the three months and six months ended June 30, 2010 were gains (losses) of $776 million and $690 million, respectively, in connection with this adjustment. These amounts are net of a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See “— Summary of Critical Accounting Estimates.”

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Embedded Derivatives” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.8 billion and $4.1 billion at June 30, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $3.6 billion and $2.7 billion at June 30, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.7 billion and $2.2 billion at June 30, 2010 and December 31, 2009, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Guarantees

During the six months ended June 30, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both June 30, 2010 and December 31, 2009, for indemnities, guarantees and commitments.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $236 million and $6 million at June 30, 2010 and December 31, 2009, respectively.

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

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $11.4 billion and $11.7 billion at June 30, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

Pending Acquisition.  On March 7, 2010, the Holding Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Alico Holdings and American International Group, Inc., pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of Alico and Delaware American Life Insurance Company. The transaction is expected to close by the end of 2010, subject to certain regulatory approvals and determinations, as well as other customary closing conditions.

Pursuant to the Stock Purchase Agreement, the Holding Company will (i) pay $6.8 billion to Alico Holdings in cash, and (ii) issue to Alico Holdings (a) 78,239,712 shares of its common stock, (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of the Holding Company, which will be convertible into approximately 68,570,000 shares of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders and (c) $3.0 billion aggregate stated amount of equity units of the Holding Company (together, the “Securities”), initially consisting of (x) forward purchase contracts obligating the holder to purchase a variable number of shares of the Holding Company’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing), for a fixed amount per purchase contract (an aggregate of $1 billion each settlement date) and (y) an interest in shares of the Holding Company’s preferred stock. At a future date, the interest in the preferred stock forming part of the equity units will be mandatorily exchanged for an interest in debt securities of the Company, which will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the forward purchase contracts. As permitted by the terms of Stock Purchase Agreement, MetLife, Inc. may seek to modify the terms of the equity units, including by replacing the preferred stock of the Holding Company with a different host security, in order to achieve the desired equity treatment from the rating agencies. See “Risk Factors — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” The aggregate amount of the Holding Company’s common stock to be issued to Alico Holdings in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares to be issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to Alico Holdings certain rights and sets forth certain agreements with respect to Alico Holdings’ ownership, voting and transfer of the Securities. Alico Holdings has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods.

Concurrently with the entry into the Stock Purchase Agreement, the Holding Company signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion. At the Holding Company’s option, any loan under the senior credit facility will bear interest at a rate equal to (i) LIBOR plus the Applicable Margin (the Applicable Margin is 2.00% for the first 89 days after the closing date and, beginning on the 90th day after the closing date, is calculated using credit default swap rates on the Company’s senior unsecured obligations plus a margin that increases with the amount of time that has passed since the closing), or (ii) the Base Rate (to be defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus the Applicable Margin. In addition, on the 90th, 180th and 270th day after the closing, the Company must pay a fee (increasing over time) equal to a percentage of the amounts outstanding under the credit facility on those dates. During the continuance of any default under the senior credit facility, the Applicable Margin on obligations owing thereunder shall increase by 2% per annum (subject, in all cases other than an insolvency default or default in the payment of principal when due, to the request of the Required Lenders (as defined therein)). The senior credit facility will be used to finance any portion of the cash component of the purchase price of the Alico transaction that is not financed with sales of the Company’s securities. Any borrowings under the senior credit facility must be repaid by the 364th day following the closing of the Alico transaction. Conditions precedent to closing of the senior credit facility are typical for transactions of this type, including (in addition to certain conditions precedent contained in the Stock Purchase Agreement): (i) no Material Adverse Effect (as defined in the commitment letter) since December 31, 2009 relating to the Holding Company and its subsidiaries, or November 30, 2009 relating to the Transferred Businesses (as defined in the commitment letter); (ii) long-term indebtedness of the Holding Company must be at or above a specified level as of closing; (iii) without consent of the lead arrangers, no change materially adverse to the lenders may be made in terms of the sources of funding for the transaction; and (iv) no term in the Stock Purchase Agreement may be waived adversely to the lenders without the consent of the lead arrangers.

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

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Six Months
	Ended
	June 30,
	2010	2009
	(In millions)

Sources:
Net cash provided by operating activities	$3,928	$—
Net cash provided by changes in policyholder account balances	1,823	—
Net cash provided by changes in bank deposits	—	840
Net cash provided by changes in payables for collateral under securities loaned and other transactions	5,576	—
Net cash provided by short-term debt issuances	—	2,098
Long-term debt issued, net of issuance costs	677	2,208
Collateral financing arrangements issued	—	105
Common stock issued to settle stock forward contracts	—	1,035
Cash provided by the effect of change in foreign currency exchange rates	—	84

Total sources	12,004	6,370

Uses:
Net cash used in operating activities	—	1,227
Net cash used in investing activities	10,120	8,881
Net cash used for changes in policyholder account balances	—	626
Net cash used for changes in bank deposits	497	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	6,452
Net cash used for short-term debt repayments	33	—
Long-term debt repaid	511	134
Dividends on preferred stock	61	61
Net cash used in other, net	113	15
Cash used in the effect of change in foreign currency exchange rates	79	—

Total uses	11,414	17,396

Net increase (decrease) in cash and cash equivalents	$590	$(11,026)

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At June 30, 2010 and December 31, 2009, the Company had $170.6 billion and $158.4 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including funding agreements and commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. The Company’s global funding sources are set forth below:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by our $2.85 billion general corporate credit facility. MetLife Funding, a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both June 30, 2010 and December 31, 2009, MetLife Funding had a tangible net worth of $12 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. At June 30, 2010 and December 31, 2009, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $304 million and $319 million, respectively.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. To utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both June 30, 2010 and December 31, 2009, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under these facilities.

•	As a member of the FHLB of NY, MetLife Bank has received advances from the FHLB of NY on both short- and long-term bases, with a total liability of $2.9 billion and $2.4 billion at June 30, 2010 and December 31, 2009, respectively.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $12.0 billion and $13.7 billion at June 30, 2010 and December 31, 2009, respectively, for MLIC and with the FHLB of Boston of $100 million and $326 million at June 30, 2010 and December 31, 2009, respectively, for MetLife Insurance Company of Connecticut (“MICC”). See Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

•	The Holding Company and MetLife Bank elected to participate in the debt guarantee component of the FDIC’s Temporary Liquidity Guarantee Program (the “FDIC Program”). On March 26, 2009, the Holding Company issued $397 million of floating-rate senior notes due June 2012 under the FDIC Program, representing all of the Holding Company’s capacity under the FDIC Program. MetLife Bank let its capacity to issue up to $178 million of guaranteed debt under the FDIC Program expire unused when the program ended on October 31, 2009.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	June 30, 2010	December 31, 2009
	(In millions)

Short-term debt	$879	$912
Long-term debt (1)	$13,460	$13,156
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,191	$3,191

(1)	Excludes $7,187 million and $64 million at June 30, 2010 and December 31, 2009, respectively, of long-term debt relating to variable interest entities. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $3.2 billion and $12.8 billion, respectively, at June 30, 2010. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Information on the unsecured credit facilities used for general corporate purposes is as follows at June 30, 2010:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$65	$—	$2,785
MetLife Bank, N.A	August 2010	300	—	—	300

Total		$3,150	$65	$—	$3,085

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Information on the committed facilities used for collateral for certain of the Company’s affiliated reinsurance liabilities is as follows at June 30, 2010:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2010	$300	$300	$—	$—	—
MetLife, Inc.	December 2010	1,500	872	—	628	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	6
Exeter Reassurance Company Ltd.	December 2027 (2)	650	490	—	160	17
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,543	—	1,353	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,774	—	1,726	28

Total		$12,846	$5,469	$2,797	$4,580

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

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

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at June 30, 2010 and December 31, 2009.

Common Stock.  During the six months ended June 30, 2010, the Holding Company issued 1,231,140 new shares of its common stock for $44 million, and 332,121 shares of common stock from treasury stock for consideration of $18 million, to satisfy various stock option exercises.

Liquidity and Capital Uses

Debt Repayments.  During the six months ended June 30, 2010 and 2009, MetLife Bank made repayments of $169 million and $120 million, respectively, to the FHLB of NY related to long-term borrowings. During the six months ended June 30, 2010 and 2009, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $2.4 billion and $16.0 billion, respectively. During the six months ended June 30, 2009, MetLife Bank made repayments related to short-term borrowings to the Federal Reserve Bank of New York of $8.1 billion. No repayments were made to the Federal Reserve Bank of New York during the six months ended June 30, 2010. During the six months ended June 30, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings. No repayments were made to the FHLB of Boston during the six months ended June 30, 2010.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2010 and 2009, general account surrenders and withdrawals from annuity products were $1,681 million and $2,336 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products (including funding agreements with the FHLB of NY and the FHLB of Boston), most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at June 30, 2010 there were $1,606 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1,565 million were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to a notice period of 6 months. An additional $438 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the six months ended June 30, 2010:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	$7	$0.4062500	$24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$13		$48

Residential Mortgage Loans Held-for-Sale.  At June 30, 2010, the Company held $2,650 million in residential mortgage loans held-for-sale, compared with $2,728 million at December 31, 2009, a decrease of $78 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $117 million at June 30, 2010. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $24.3 billion and $21.5 billion at June 30, 2010 and December 31, 2009, respectively. Of these amounts, $2.7 billion and $3.3 billion at June 30, 2010 and December 31, 2009, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $2.6 billion of estimated fair value of the securities related to the cash collateral on open terms at June 30, 2010, $2.0 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

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

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. See “— Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Uses — Support Agreements.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2010
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$1,262
MetLife Insurance Company of Connecticut	$659
Metropolitan Tower Life Insurance Company	$93
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2010 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2010, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of June 30, 2010. During the six months ended June 30, 2010, the Holding Company received dividends of $54 million from other subsidiaries, all of which represented returns of capital.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At both June 30, 2010 and December 31, 2009, the Holding Company had $3.8 billion in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At June 30, 2010 and December 31, 2009, the Holding Company had pledged $478 million and $289 million, respectively, of liquid assets under collateral support agreements.

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

Outstanding Debt.  The following table summarizes the outstanding debt of the Holding Company at:

	June 30, 2010	December 31, 2009
	(In millions)

Long-term debt — unaffiliated	$10,372	$10,458
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Credit and Committed Facilities.  The Holding Company, along with MetLife Funding, maintains a $2.85 billion unsecured credit facility, as amended in 2008, the proceeds of which are available to be used for general corporate purposes. At June 30, 2010, the Holding Company had outstanding $65 million in letters of credit and no drawdowns against this facility. Remaining unused commitments were $2.8 billion at June 30, 2010.

The Holding Company maintains committed facilities with a capacity of $1.8 billion. At June 30, 2010, the Holding Company had outstanding $1.2 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $628 million at June 30, 2010. In addition, the Holding Company is a party to committed facilities of certain of its subsidiaries, which aggregated $11.0 billion at June 30, 2010. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

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

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at June 30, 2010 and December 31, 2009.

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

Affiliated Capital Transactions.  During the six months ended June 30, 2010 and 2009, the Holding Company invested an aggregate of $102 million and $755 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	June 30, 2010	December 31, 2009
			(In millions)

Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	300	300
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100
MetLife Chile Seguros De Vida S.A.	6-month LIBOR + 2.73%	April 28, 2015	45	—

Total			$1,620	$1,575

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

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee made up of the following voting members: the Chief Financial Officer, the Chief Investment Officer, the President of U.S. Business, the President of International Business and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors-approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Policy Committee of the Company’s Board of Directors, and with respect to credit risk, to the Investment Committee of the Company’s Board of Directors and various financial and non-financial senior management committees.

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

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro and the Canadian dollar. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the British pound, the Euro and the Swiss franc. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at June 30, 2010. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at June 30, 2010:

June 30, 2010
(In millions)

Non-trading:
Interest rate risk	$3,905
Foreign currency exchange rate risk	$827
Equity price risk	$35
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$137

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at June 30, 2010 by type of asset or liability:

	June 30, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$246,348	$(4,250)
Equity securities		2,741	—
Trading securities		3,158	(6)
Mortgage loans:
Held-for-investment		57,167	(286)
Held-for-sale		2,655	(5)

Mortgage loans, net		59,822	(291)
Policy loans		11,926	(174)

Real estate joint ventures (1)		121	—
Other limited partnership interests (1)		1,746	—
Short-term investments		9,746	(1)
Other invested assets:
Mortgage servicing rights		660	71
Other		864	—
Cash and cash equivalents		10,702	—
Accrued investment income		3,249	—
Premiums, reinsurance and other receivables		3,904	(358)
Other assets		386	(10)
Net embedded derivatives within asset host contracts (2)		124	(17)
Mortgage loan commitments	$2,705	(2)	(3)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,329	43	—

Total Assets			$(5,039)

Liabilities:
Policyholder account balances		$101,652	$637
Payables for collateral under securities loaned and other transactions		29,772	—
Bank deposits		9,857	3
Short-term debt		879	—
Long-term debt		21,351	230
Collateral financing arrangements		2,384	(18)
Junior subordinated debt securities		3,169	133
Other liabilities:
Trading liabilities		47	1
Other		2,602	—
Net embedded derivatives within liability host contracts (2)		3,386	1,260

Total Liabilities			$2,246

Derivative Instruments:
Interest rate swaps	$43,142	$2,504	$(925)
Interest rate floors	$24,191	695	(87)
Interest rate caps	$30,266	91	35
Interest rate futures	$7,441	14	(19)
Interest rate options	$2,192	24	(5)
Interest rate forwards	$9,526	(26)	9
Synthetic GICs	$4,343	—	—
Foreign currency swaps	$17,388	535	(20)
Foreign currency forwards	$7,774	213	1
Currency options	$398	37	—
Non-derivative hedging instruments	$169	(169)	—
Credit default swaps	$7,456	(21)	—
Credit forwards	$180	12	—
Equity futures	$8,957	58	—
Equity options	$31,598	1,942	(84)
Variance swaps	$16,883	467	(17)
Total rate of return swaps	$1,025	(67)	(5)

Total Derivative Instruments			$(1,117)

Net Change			$(3,910)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $147 million, or 4%, to $3,910 million at June 30, 2010 from $4,057 million at December 31, 2009. The decrease in interest rate risk was partially attributed to a decrease in interest rates across the long end of the Swaps and U.S. Treasury curves resulting in a decrease of $770 million. Additionally, net embedded derivatives within liability host contracts increased by $266 million, partially due to a change made in the second quarter of 2010 related to how the Company estimates the spread over the swap curve for purposes of determining the discount rate used to value those derivatives, which caused a corresponding decrease in risk. This decrease in risk was partially offset by a change in the net assets and liabilities bases of $394 million. In addition, an offset of $491 million was due to the use of derivatives employed by the Company ($155 million), an increase in premiums and receivables ($147 million), a decrease in long term debt ($128 million) and an increase in the duration of the investment portfolio ($61 million). The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at June 30, 2010 by type of asset or liability:

	June 30, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$246,348	$(2,196)
Equity securities		2,741	(5)
Trading securities		3,158	(137)
Mortgage loans:
Held-for-investment		57,167	(311)
Held-for-sale		2,655	—

Mortgage loans, net		59,822	(311)
Policy loans		11,926	(40)
Short-term investments		9,746	(46)
Other invested assets:
Mortgage servicing rights		660	—
Other		864	(46)
Cash and cash equivalents		10,702	(105)
Accrued investment income		3,249	(8)
Premiums, reinsurance and other receivables		3,904	(2)

Total Assets			$(2,896)

Liabilities:
Policyholder account balances		$101,652	$1,206
Bank deposits		9,857	—
Long-term debt		21,351	37
Net embedded derivatives within liability host contracts (2)		3,386	342

Total Liabilities			$1,585

Derivative Instruments:
Interest rate swaps	$43,142	$2,504	$(11)
Interest rate floors	$24,191	695	—
Interest rate caps	$30,266	91	—
Interest rate futures	$7,441	14	(4)
Interest rate options	$2,192	24	—
Interest rate forwards	$9,526	(26)	—
Synthetic GICs	$4,343	—	—
Foreign currency swaps	$17,388	535	212
Foreign currency forwards	$7,774	213	248
Currency options	$398	37	5
Non-derivative hedging instruments	$169	(169)	—
Credit default swaps	$7,456	(21)	—
Credit forwards	$180	12	—
Equity futures	$8,957	58	(2)
Equity options	$31,598	1,942	(99)
Variance swaps	$16,883	467	(2)
Total rate of return swaps	$1,025	(67)	—

Total Derivative Instruments			$347

Net Change			$(964)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $73 million, or 8%, to $964 million at June 30, 2010 from $891 million at December 31, 2009. This change was due to an increase in exchange rate risk relating to fixed maturity securities of $180 million due to higher exposures primarily within the British pound and the Euro. Additionally, a decrease in the foreign exposure related to policyholder account balances and long-term debt contributed $70 million and $66 million, respectively, to the increase. This was partially offset by an increase in the foreign exposure related to net embedded derivatives within liability host contracts of $220 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at June 30, 2010 by type of asset or liability:

	June 30, 2010
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$2,741	$(328)
Other invested assets:
Net embedded derivatives within asset host contracts (2)		124	13

Total Assets			$(315)

Liabilities:
Policyholder account balances		$101,652	$—
Bank deposits		9,857	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		3,386	(488)

Total Liabilities			$(488)

Derivative Instruments:
Interest rate swaps	$43,142	$2,504	$—
Interest rate floors	$24,191	695	—
Interest rate caps	$30,266	91	—
Interest rate futures	$7,441	14	—
Interest rate options	$2,192	24	—
Interest rate forwards	$9,526	(26)	—
Synthetic GICs	$4,343	—	—
Foreign currency swaps	$17,388	535	—
Foreign currency forwards	$7,774	213	—
Currency options	$398	37	—
Credit default swaps	$7,456	(21)	—
Non-derivative hedging instruments	$169	(169)	—
Credit forwards	$180	12	—
Equity futures	$8,957	58	87
Equity options	$31,598	1,942	634
Variance swaps	$16,883	467	—
Total rate of return swaps	$1,025	(67)	47

Total Derivative Instruments			$768

Net Change			$(35)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	During the second quarter of 2010 the analysis of the impact of a 10% change (increase or decrease) in equity market rates determined that a decrease of 10% had the most adverse effect on our equity risk while the prior year end’s analysis of equity market rates shows an increase of 10% had the most adverse effect.

Equity price risk decreased by $183 million to $35 million at June 30, 2010 from $218 million at December 31, 2009. This decrease is primarily due to a change of $1,738 million attributed to the use of derivatives employed by the Company to hedge its equity exposures. This was partially offset by a decrease in the net exposures related to net embedded derivatives within liability host contracts of $902 million and a decrease of $665 million in equity securities. The remainder is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2009 Annual Report; (ii) Part II, Item 1 of MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010; and (iii) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the six months ended June 30, 2010 and 2009, MLIC received approximately 2,076 and 1,726 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2010.

Regulatory Matters

The Environmental Protection Agency (“EPA”) issued Notices of Violation in June 2008 and May 2010 (the “NOVs”) to EME Homer City Generation LLC (“EME Homer City”), Homer City OL6 LLC, and other respondents regarding the operations of the Homer City Generating Station, an electrical generation facility. Homer City OL6

LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electrical generation facility, which is solely operated by the lessee, EME Homer City. The NOVs allege, among other things, that the electrical generation facility is being operated in violation of certain federal and state Clean Air Act requirements. The NOVs identify the injunctive, monetary and criminal penalties that a court may impose if the EPA prosecutes actions for the specified violations. On July 20, 2010, the State of New York and the Pennsylvania Department of Environmental Protection notified Homer City OL6 and other parties that they intend to bring an action against the owners of the Homer City Generating Station and other parties for alleged violations of the Clean Air Act. The violations described in the July 20 notice are similar to the violations that the NOVs describe. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs.

In July 2010, MetLife Securities, Inc. (“MSI”) tentatively resolved two regulatory matters that had been brought by the Illinois Department of Securities. MSI signed a stipulation as to the first matter and a settlement agreement as to the second matter with the Illinois Department of Securities. In January 2008, MSI had received notice of the commencement of an administrative action by the Illinois Department of Securities asserting possible violations of the Illinois Securities Act. In December 2008, MSI had received a Notice of Hearing from the Illinois Department of Securities also asserting possible violations of the Illinois Securities Act.

Retained Asset Account Matters

MetLife offers as a settlement option under its individual and group life insurance policies a retained asset account for death benefit payments called a Total Control Account (“TCA”). When a TCA is established for a beneficiary, the Company retains the death benefit proceeds in the general account and pays interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time.

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife and other insurance carriers. We received the subpoena on July 30, 2010. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under ERISA.

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008).  This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special or confidential relationship claim to go forward. In December 2009, MLIC filed a motion for summary judgment and plaintiff filed a motion seeking class certification.

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N. Y., filed December 4, 2008).  This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On November 24, 2009, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit.

Demutualization Actions

The Company was a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. The federal and state courts respectively approved the settlement in orders issued on February 12, 2010 and March 3, 2010. On March 2, 2010 and March 23, 2010, the federal and state courts entered final judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement. On June 28, 2010, the United States Court of Appeals for the Second Circuit dismissed the only notice of appeal filed with respect to the settlement.

Other Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut (“MICC”), in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MICC and the district court’s order denying defendant’s post-trial motions. As a final judgment has not yet been entered in MICC’s favor and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order. On May 14, 2010, the United States Court of Appeals for the Eleventh Circuit issued a decision affirming the district court’s dismissal of the lawsuit.

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

The following amends and restates the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2009 Annual Report, and the “Risk Factors” in Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Risks Related to Our Business

The Alico Business is similar to our own business in many respects, and the Acquisition will increase our exposure to many of the risks described below.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although many economists believe the recent recession ended in the third quarter of 2009, after a brief rebound, the recovery has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy. Our revenues are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our

Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “— Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Such volatility and disruption could cause liquidity and credit capacity for certain issuers to be limited.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as funding agreements and commercial paper. Sources of capital in normal markets include long-term instruments, medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities.

In the event market or other conditions have an adverse impact on our capital and liquidity beyond expectations and our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the U.S. Treasury the authority to, among other things, purchase up to $700.0 billion of securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Bank of New York, the FDIC and other governmental and regulatory bodies also took other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, which expired in early 2010. The U.S. Treasury established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Although such actions appear to have provided some stability to the financial markets, our business, financial condition and results of operations and the trading price of MetLife, Inc.’s common stock could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late

2008 and early 2009 or do not improve further. These programs have largely run their course or been discontinued. More likely to be relevant to MetLife, Inc. are the monetary policy by the Federal Reserve Board and the Dodd-Frank which was recently signed by President Obama and will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

It is not certain what effect the enactment of Dodd-Frank will have on the financial markets, the availability of credit, asset prices and MetLife’s operations. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers, or legislation that requires loan modifications. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime residential mortgage-backed security (“RMBS”) holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period.” In addition, the U.S. federal government (including the FDIC) and private lenders have instituted programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgage loans. As a result of such programs or of any legislation requiring loan modifications, we may need to maintain or increase our engagement in similar activities in order to comply with program or statutory requirements and to remain competitive. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.” See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “— Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Our Insurance and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” in the 2009 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2009 Annual Report.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a comprehensive reform of financial services regulation, Dodd-Frank creates an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC, the Federal Reserve and the FDIC.

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	privacy; and

•	bank holding company and bank change of control.

In addition, the ability of MetLife Bank to pay dividends could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank.

Furthermore, Dodd-Frank establishes a new Consumer Financial Protection Bureau that would supervise and regulate institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply would exclude certain insurance business, the new Bureau would have authority to regulate consumer services provided by MetLife Bank. Federal pre-emption of state consumer protection laws applicable to banking services would be significantly restricted under the bills, which would increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could impact the business and operations of MetLife Bank.

In addition, bank regulatory agencies have issued proposed interagency guidance for funding and liquidity risk management that would apply to MetLife, Inc. as a bank holding company. The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate.

In addition, Dodd-Frank will result in increased assessment for banks with assets of $10 billion or more, which includes MetLife Bank. Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank and, thus, could have a material adverse effect on the financial condition and results of operations of MetLife Bank.

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. This regulation may impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability.”

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

We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” in the 2009 Annual Report.

President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations and our profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to risk-based capital, liquidity, leverage (unless another, similar, standard is appropriate for the company), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it was determined that MetLife posed a grave threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness. In addition, under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s), a higher standard than is applicable to financial holding companies under current law.

•	MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and risk-based capital requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of the legislation. One consequence of these new rules will ultimately be the inability of bank holding companies to include trust-preferred securities as part of their Tier 1 capital. Because of the phase-in period for these new rules, they should have little practical effect on MetLife’s ability to treat its currently outstanding trust-preferred securities as part of its Tier 1 capital, but they could have an effect on securities to be used as part of the consideration for the Acquisition, since the new rules apply immediately to instruments issued after May 19, 2010.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain a respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. The FDIC is authorized to establish rules for the priority of creditors’ claims and, under certain circumstances, to treat similarly situated creditors differently. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50.0 billion or more, non-bank financial companies supervised by the Federal Reserve Bank, and other financial companies with assets of $50.0 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the OTC derivatives markets which could require clearing of certain types of transactions currently traded over-the-counter and potentially impose additional costs, including new capital and margin requirements and additional regulation on the Company. Increased margin requirements on MetLife, Inc.’s part could reduce its liquidity and narrow the range of securities in which it invests. However, increased margin requirements on MetLife, Inc.’s counterparties could reduce MetLife, Inc.’s exposure to its counterparties’ default. MetLife, Inc. uses derivatives to mitigate the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of such mitigation. In addition, we are subject to the risk that hedging and other management procedures prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by any higher costs of writing derivatives or the potentially greater difficulty in customizing derivatives that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (referred to in the bill as hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investments laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the United States. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of study and rule making during which the effects of the statutory language may be clarified. Among other considerations, the study is to assess and include recommendations so as to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. While these provisions of Dodd-Frank are supposed to accommodate the business of insurance, until the related study and rulemaking are complete, it is unclear whether MetLife, Inc. may have to alter any of its future investment activities to comply.

•	Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments and investment activities of MetLife, Inc. and its subsidiaries remain unclear. Besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are affiliated with an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and whose funds we have invested in, may have to spin off their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank.

•	In addition, Dodd-Frank statutorily imposes the requirement that MetLife, Inc. serve as a source of strength for MetLife Bank.

The addition of a new regulatory regime over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to MetLife, Inc.’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors, for example insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which MetLife, Inc. and its subsidiaries engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.

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

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009 and have changed minimally in 2010. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets, and may cause some of our existing customers to withdraw or reduce investments in those products. In addition, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. MetLife, Inc. uses derivatives to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. In addition, our real estate joint venture development program is subject to risks, including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and impairments.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Significant declines in equity prices, changes in

U.S. interest rates, changes in credit spreads, and changes in foreign currency exchange rates could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial. A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds reported within other limited partnership interests, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in 2010. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally and some remain reliant upon government intervention and liquidity. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage loan delinquencies, investor anxiety over the U.S. and European economies, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

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

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing from current levels of 1.8% to 3.0% over the next ten years, a modest increase in lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. dollar-denominated investments making up 35% of total assets backing life insurance statutory reserves. Current statutory reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in MetLife’s general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities; mortgage loans; policy loans and leveraged leases; equity real estate, including real estate joint ventures and funds; and other limited partnership interests. These asset classes represented 31.5% of the carrying value of our total cash and investments at June 30, 2010. Even some of our very high quality investments have been more illiquid as a result of the current market conditions. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We generally obtain collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Returns of loaned securities by the third parties would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. If we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” and Note 12 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale, except trading securities, are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at June 30, 2010 were $7.0 billion. The portion of the $7.0 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $3.1 billion at June 30, 2010. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis, and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, or loans having similar loan-to-value ratios and debt service coverage ratios, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At June 30, 2010, loans that were either delinquent or in the process of foreclosure totaled less than 0.7% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

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

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

We Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. We entered into the Stock Purchase Agreement dated as of March 7, 2010 to acquire the Alico Business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries.

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected. See “— Risks Relating to the Acquisition of the Alico Business” and “—  We May Experience Difficulties in Integrating the Alico Business, Including Its Joint Venture and Other Arrangements with Third Parties.”

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

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

Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

The Acquisition will increase our exposure to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar and increase our exposure to emerging markets. Fluctuations in the yen/ U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations following the Acquisition because the Alico Business has substantial operations in Japan and a significant portion of its premiums and investment income are received in yen. Claims and expenses are also paid in yen and the Alico Business primarily purchases yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations following the Acquisition. See “— Risks Relating to the Acquisition of the Alico Business — We Are and, Following the Acquisition, Will Be Subject to the Risk of Exchange Rate Fluctuations Owing to the Geographical Diversity of Our Combined Business.”

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In Japan, China and India we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country. The Acquisition will increase our exposure to these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

We are expanding our international operations in certain markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

In addition, in recent years, the operating environment in Argentina has been very challenging. In Argentina, we were formerly principally engaged in the pension business. In December 2008, the Argentine government nationalized private pensions and seized the pension funds’ investments, eliminating the private pensions business in Argentina. As a result, we have experienced and will continue to experience reductions in the operation’s revenues and cash flows. The Argentine government now controls all assets which previously were managed by our Argentine pension operations. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses.

Following the Acquisition, we will have market presence in 64 different countries, up from 17, at present, and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and countries such as Italy, Spain, Portugal, Ireland and, in particular, Greece, have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. The Alico Business has significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability.

In addition to fluctuations in the yen/U.S. dollar exchange rate discussed above, we will face increased exposure to the Japanese markets after completion of the Acquisition as a result of the Alico Business’ considerable presence there. Deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition following the Acquisition.

The Alico Business also has significant operations in the Middle East where the legal systems and regulatory frameworks are still evolving. Following the completion of the Acquisition, lack of legal certainty in the region will expose our operations to increased risk of adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in this region. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability” regarding the impact of low interest rates on our Taiwanese operations.

As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends

MetLife, Inc. is a holding company for its insurance and financial subsidiaries and does not have any significant operations of its own. Dividends from its subsidiaries and permitted payments to it under its tax sharing arrangements with its subsidiaries are its principal sources of cash to meet its obligations and to pay preferred and common stock dividends. If the cash MetLife, Inc. receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

The payment of dividends and other distributions to MetLife, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — Regulation — Insurance Regulation” in the 2009 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries.”

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions That Could Negatively Affect Those Operations or Our Profitability.”

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various NRSRO publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. For example, with respect to derivative transactions with credit ratings downgrade triggers, a one-notch downgrade would have increased our derivative collateral requirements by $67 million at June 30, 2010. Also, $438 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

In view of the difficulties experienced during 2008 and 2009 by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform their analyses to fully determine the rating implications of the event. Certain rating agencies have recently implemented rating actions, including downgrades, outlook changes and modifiers, for MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings.

In February 2010, Fitch Ratings downgraded by one notch the ratings of MetLife, Inc. and its subsidiaries. In February 2010, Standard & Poor’s Ratings Services, a Standard & Poor’s Financial Services LLC business, and A.M. Best each placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “Under Review with negative implications,” respectively, based on the announcement of the Acquisition. In March 2010, Moody’s changed the ratings outlook of MetLife, Inc. and its subsidiaries from stable to negative outlook. We believe that all the NRSROs will continue to review our ratings in light of the Acquisition and may take further action at, or in anticipation of, the consummation of the Acquisition.

On July 1, 2010, Moody’s published revised guidance called “Revisions to Moody’s Hybrid Tool Kit” (the “Guidance”) for assigning equity credit to so-called hybrid securities, i.e., securities with both debt and equity characteristics (“Hybrids”). Moody’s evaluates Hybrids using certain specified criteria and then places each such security into a “basket”, with a specific percentage of debt and equity being associated with each basket, which is then used to adjust full sets of financial statements for purposes of, among other things, calculating the issuing company’s financial leverage. Under the Guidance, Hybrids are one element that Moody’s considers within the context of an issuer’s overall credit profile. We currently have approximately $5.3 billion of Hybrids outstanding, which includes approximately $3.2 billion of junior subordinated debt securities and $2.1 billion of preferred stock. Application of the Guidance will likely result in Moody’s significantly reducing the amount of equity credit it assigns to these securities and to the equity units to be issued to Alico Holdings in connection with the Acquisition. We do not expect at this time, as a result of the Guidance, a reduction in Moody’s equity treatment of our existing Hybrids or, once issued, the equity units, would result in any material negative impact on MetLife, Inc.’s credit rating or the financial strength ratings of its insurance company subsidiaries. However, if we decided to increase our adjusted capital as a result of the application of the Guidance, we may seek to (i) issue additional common equity or higher equity content Hybrids satisfying the Guidance’s revised rating criteria, (ii) redeem, repurchase or restructure existing Hybrids, and/or (iii) modify the terms of the equity units in order to achieve the desired equity treatment or otherwise take into account the application of the Guidance. Any sale of additional common equity would have a dilutive effect on our common stockholders and any modification of the terms of the equity units could involve negotiations with Alico Holdings, AIG and the lenders in our bridge loan facility.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

We have a $2.85 billion five-year revolving credit facility that matures in June 2012, as well as other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. In addition, concurrently with our entry into the agreement to acquire the Alico Business, we signed a commitment letter (amended and restated on March 16, 2010) with various financial institutions for a senior credit facility in an aggregate principal amount of up to $5.0 billion (the “Senior Credit Facility”). The Senior Credit Facility will be used to finance any portion of the cash component of the purchase price of the Acquisition that is not financed with sales of MetLife, Inc.’s securities or cash on hand. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. An amount equal to 100% of the proceeds of sales of MetLife, Inc.’s securities, less certain ordinary-course transactions, will be applied to prepay any loans under the Senior Credit Facility and, if such proceeds or commitments are received on or prior to the date of the closing of the Acquisition, will permanently reduce dollar-for-dollar the commitments, if any, of the lenders under the Senior Credit Facility.

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

Defaults, Downgrades or Other Events Impairing the Carrying Value of Our Fixed Maturity or Equity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting ABS we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our risk-based capital levels. Any event reducing the estimated fair value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other-than-temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See “Business — Reinsurance Activity” in the 2009 Annual Report. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, pandemics, hurricanes, earthquakes and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured property, could increase the severity of claims from catastrophic events in the future.

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2009 Annual Report.

While in the past five years, the aggregate assessments levied against MetLife, Inc.’s insurance subsidiaries have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See Note 16 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report.

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

Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2010 or later, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition” in the 2009 Annual Report.

Finally, the choices made by the U.S. Treasury in the administration of EESA and in its distribution of amounts available thereunder may have had the effect of supporting some parts of the financial system more than others, and the new requirements imposed on the financial industry by Dodd-Frank could similarly have differential effects. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position” and “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Furthermore, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities and group products. The market environment may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “Business — Competition” in the 2009 Annual Report and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2 — Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

At June 30, 2010, 8.6%, 84.2% and 7.2% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury, agency and government guaranteed fixed maturity securities; certain foreign government fixed maturity securities; exchange-traded common stock; certain trading securities; and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of nonredeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

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

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. See “ —  If the Alico Business Does Not Perform Well or We Do Not Integrate It Successfully, We May Incur Significant Charges to Write Down the Goodwill Established in the Acquisition.” We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the estimated fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” in the 2009 Annual Report.

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, DSI and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

If the estimates of gross profits or margins were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” in the 2009 Annual Report for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard- Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in Our Discount Rate, Expected Rate of Return and Expected Compensation Increase Assumptions for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability

We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets and expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 17 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report for details on how changes in these assumptions would affect plan costs.

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

The valuation of certain of the foregoing liabilities (carried at fair value) includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to the Holding Company’s debt, including credit default swaps. In periods of extreme market volatility, movements in these credit spreads can have a significant impact on net income.

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

MLIC’s plan of reorganization, as amended (the “Plan”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 10 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Liabilities have been established for a number of matters noted in Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2010.

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

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife and other insurance carriers. We received the subpoena on July 30, 2010. We offer a retained asset account for death benefit payments called a Total Control Account (“TCA”) as a settlement option under our individual and group life insurance policies. When a TCA is established for a beneficiary, we retain the death benefit proceeds in the general account and pay interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or violate state or federal laws are without merit.

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

New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

The compensation and corporate governance practices of financial institutions will become subject to increasing regulation and scrutiny. Dodd-Frank includes new requirements that will affect our corporate governance and compensation practices, including some that are likely to lead to shareholders having the limited right to use MetLife, Inc.’s proxy statement to solicit proxies to vote for their own candidates for director, impose additional requirements for membership on Board committees, require additional shareholder votes on compensation matters, require policies to recover compensation previously paid to certain executives under certain circumstances, eliminate broker discretionary voting on compensation matters, require additional performance and compensation disclosure, and other requirements. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the Federal Reserve Board, the FDIC and other U.S. bank regulators have released guidelines on incentive compensation that may apply to or impact MetLife, Inc. as a bank holding company.

These requirements and restrictions, and others Congress or regulators may propose or implement, could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively. Other new rules, such as the Health Care Act (as defined below), could also limit our tax deductions for certain compensation paid to executive officers and other employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in some of the programs established in whole or in part under EESA.

Although AIG, the ultimate parent company of the Alico Business, has received assurances from the TARP Special Master for Executive Compensation that neither we nor the Alico Business will be subject to compensation related requirements and restrictions under programs established in whole or in part under EESA, there can be no assurance that the Acquisition will not lead to greater public or governmental scrutiny, regulation, or restrictions on our compensation practices as a result of the Acquisition and expansion into new markets outside the United States, whether in connection with AIG’s having received U.S. government funding or as a result of other factors.

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Our Employees or Hinder or Prevent Us From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health care and some other insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

The impact of the Health Care Act on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the United States Treasury, the Internal Revenue Service (“IRS”), the United States Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

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

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. As part of our Corporate Benefit Funding segment, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. Consequently, this legislation could indirectly affect the mix of our business, with fewer closeouts and more non-guaranteed funding products, and adversely impact our results of operations.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Other subsidiaries are registered with the SEC as broker-dealers under the Exchange Act, and are members of, and subject to, regulation by Financial Industry Regulatory Authority, Inc. (“FINRA”). Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, and are also registered as investment advisers in various states, as applicable.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business that could have a material adverse effect on our financial condition and results of operations. For example, Dodd-Frank authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. In addition, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation, that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents.

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

We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See “Business — Competition” in the 2009 Annual Report.

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. At July 28, 2010, the Trust held 226,995,571 shares, or 27.7%, of the outstanding shares of MetLife, Inc. common stock. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

If the vote relates to fundamental corporate actions specified in the Trust, the trustee will solicit instructions from the Trust beneficiaries and vote all shares held in the Trust in proportion to the instructions it receives. These actions include:

•	an election or removal of directors in which a stockholder has properly nominated one or more candidates in opposition to a nominee or nominees of MetLife, Inc.’s Board of Directors or a vote on a stockholder’s proposal to oppose a board nominee for director, remove a director for cause or fill a vacancy caused by the removal of a director by stockholders, subject to certain conditions;

•	a merger or consolidation, a sale, lease or exchange of all or substantially all of the assets, or a recapitalization or dissolution, of MetLife, Inc., in each case requiring a vote of stockholders under applicable Delaware law;

•	any transaction that would result in an exchange or conversion of shares of common stock held by the Trust for cash, securities or other property; and

•	any proposal requiring MetLife, Inc.’s Board of Directors to amend or redeem the rights under MetLife, Inc.’s stockholder rights plan, other than a proposal with respect to which we have received advice of nationally- recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law. MetLife, Inc. does not currently have a stockholder rights plan.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. Dodd-Frank contains provisions that could restrict or impede consolidation, mergers and acquisitions by systemically significant firms and/or large bank holding companies. In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

Risks Relating to the Acquisition of the Alico Business

The Acquisition of the Alico Business May Not Be Completed Within the Expected Timeframe, or At All

Completion of the Acquisition is subject to the satisfaction (or waiver) of a number of conditions precedent, including relevant antitrust and regulatory clearances. Any relevant regulatory agency may refuse its approval or seek to make its approval subject to compliance with unanticipated or onerous conditions. The Acquisition is also subject to a number of other conditions beyond our control that may prevent, delay or otherwise negatively affect its completion. We cannot predict whether and when these other conditions will be satisfied. Failure to complete the Acquisition would, and any delay in completing the Acquisition could, prevent us from realizing the benefits that we expect from the Acquisition.

Regulatory Agencies in Certain Jurisdictions May Impose Onerous Conditions Following the Acquisition

In certain jurisdictions, although consent may not be required from the relevant regulator, there is a risk that the regulator may impose onerous requirements on the Alico Business or MetLife following the Acquisition. These conditions could have the effect, among other things, of imposing significant additional costs, limiting our revenues, requiring divestitures of certain assets, reducing the anticipated benefits of the Acquisition or imposing other operating restrictions.

We May Experience Difficulties in Integrating the Alico Business, Including Its Joint Ventures and Other Arrangements with Third Parties

Our ability to achieve the benefits we anticipate from the Acquisition will depend in large part upon whether we are able to integrate the Alico Business into our business in an efficient and effective manner. We may not be able to integrate the Alico Business smoothly or successfully and the process may take longer than expected. The integration of certain operations and the differences in operational culture following the Acquisition will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. Integration planning has already required significant management resources. If we are unable to successfully integrate the operations of the Alico Business into MetLife, we may be unable to realize the cross-selling and other distribution benefits, revenue growth and other anticipated benefits we expect to achieve as a result of the Acquisition and our business and results of operations could be adversely affected.

The success with which we are able to integrate the Alico Business will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the Alico Business and our ability to integrate it successfully.

•	Customers of the Alico Business may reduce, delay or defer decisions concerning their use of the products and services of the Alico Business as a result of the Acquisition or uncertainties related to the consummation of the Acquisition, including any potential unfamiliarity with the MetLife brand in regions where MetLife has not had a market presence prior to the time of the Acquisition.

•	The Alico Business relies in part upon independent distributors to distribute its products. Unaffiliated distributors typically distribute products for many different financial institutions and may not continue to generate the same volume of business for MetLife after the Acquisition. Independent distributors may reexamine the scope of their relationship with the Alico Business as a result of the Acquisition and decide to curtail or eliminate distribution of its products.

•	Integrating the Alico Business with our existing operations will require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate the Alico Business’ operations that were previously closely tied to other AIG service providers.

There is the risk that MetLife, Inc. will be exposed to obligations and liabilities of the Alico Business that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the Stock Purchase Agreement or reflected or reserved for in the Alico Business’ historical financial statements, and there is the risk that such historical financial statements may contain errors. The Stock Purchase Agreement provides that Alico Holdings will indemnify MetLife, Inc. for losses arising out of inaccuracies or breaches of representations or warranties, or the breach or failure to perform covenants or agreements set forth in the Stock Purchase Agreement, in addition to losses arising out of certain matters identified during MetLife’s due diligence review of the Alico Business. However, the survival periods for bringing, and the monetary limitations imposed on, certain indemnification claims may result in insufficient protection from all potential losses that MetLife, Inc. may suffer in connection with the Acquisition. For example, pursuant to the terms of the Stock Purchase Agreement, Alico Holdings has agreed to indemnify MetLife, Inc. against losses arising out of a breach of a representation and warranty relating to the absence of undisclosed liabilities. However, in the event that MetLife, Inc. suffers a loss because of the existence of a liability of the Alico Business that was not disclosed by Alico Holdings to MetLife, Inc., we cannot be certain that indemnification by Alico Holdings will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any such loss since losses arising from any such breach will be subject to a 21-month survival period and an indemnification deductible and cap. MetLife, Inc. is indemnified under the Stock Purchase Agreement for various tax matters, including U.S. federal income taxes attributable to periods during which the Alico Business was included in AIG’s consolidated federal income tax return. We cannot be certain that any such indemnification will ultimately be fully collectible. We may also become exposed to obligations and liabilities that were undiscovered in the course of performing due diligence of the Alico Business in connection with the Acquisition and, therefore, may not be adequately addressed in the Stock Purchase Agreement. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

We expect to incur significant one-time costs in connection with the Acquisition and the related integration of the Alico Business. The costs and liabilities actually incurred in connection with the Acquisition and subsequent integration process may exceed those anticipated.

In addition, we and the Alico Business operate in certain markets through joint ventures. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship. In addition, a significant proportion of the Alico Business’ product distribution is and will be carried out through arrangements with third parties not controlled by the Alico Business and is dependent upon continuation of these relationships. A temporary or permanent disruption to these distribution arrangements could adversely affect the combined business’ results of operations following the Acquisition.

There Can Be No Assurance That the Closing Agreement Alico Entered Into With the IRS Will Achieve Its Intended Effect, or That Alico Will Be Able to Comply with the Related Agreed Upon Plan

On March 4, 2010, Alico entered into a closing agreement with the Commissioner of the IRS with respect to a U.S. withholding tax issue arising from payments by foreign branches of a life insurance company incorporated under U.S. law. IRS Revenue Ruling 2004-75, effective January 1, 2005, requires foreign branches of U.S. life insurance companies in certain circumstances to withhold U.S. income taxes on payments of taxable income made with respect to certain insurance and annuity products paid to customers resident in a foreign country. The closing agreement provides transitional relief under Section 7805(b) of the Code to Alico, such that Alico’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to Alico’s life insurance and annuity contracts (“Covered Payments”) under IRS Revenue Ruling 2004-75 for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). The closing agreement provides that Alico will submit a plan to the IRS within 90 days after the close of the Acquisition, indicating the steps Alico will take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by Alico’s foreign branches to foreign customers after the Deferral Period. In addition, the closing agreement requires that such plan be updated in quarterly filings with the IRS. The closing agreement is final and binding upon Alico and the IRS; provided, however, that the agreement can be reopened in the event of malfeasance, fraud or a misrepresentation of a material fact, and is subject to change of law risk that occurs after the effective date of the closing agreement (with certain exceptions). In addition, the closing agreement provides that no legislative amendment to Section 861(a)(1)(A) of the Code shall shorten the Deferral Period, regardless of when such amendment is enacted. We expect that the plan Alico is required to deliver to the IRS may involve the transfer of businesses from certain of the foreign branches of Alico to one or more existing or newly-formed foreign affiliates of Alico; however, Alico has not completed this plan. Although it is not known at this time, there could be potentially significant costs associated with the implementation of the plan and, in addition, there can be no assurance that Alico will achieve the plan presented to the IRS within the required time frame of December 31, 2013 because of regulatory approvals and other requirements. Failure to achieve the plan in a timely manner could cause Alico to be required to withhold U.S. income taxes on the taxable portion of payments made by Alico’s foreign branches after December 31, 2013 to customers resident in a foreign country, which could put Alico at a competitive disadvantage with its competitors that sell similar products through foreign entities and could have a material adverse effect on Alico’s future revenues or expenses or both.

There Can Be No Assurance That Any Elections Under Section 338 of the Code Will Be Made or That Any Incremental Benefit Will Result From Such Elections, If Made

Alico Holdings is making elections under Section 338(g) of the Code (and, as appropriate, Section 338(h)(10) of the Code) (collectively, “338 Elections”) with respect to Alico Holdings’ acquisition of Alico and certain of its subsidiaries in 2009. As a result of these elections, Alico is expected to realize certain tax benefits in the future. In addition, MetLife, Inc. has the right under the Stock Purchase Agreement to have 338 Elections made, at its option, with respect to its acquisition of Alico and its subsidiaries. The incremental benefit of these additional 338 Elections, if made, will depend on the value of MetLife, Inc.’s stock at the time of the closing of the Acquisition that is issued to Alico Holdings as part of the purchase price for Alico and the effectiveness of such elections, among other things. It has been assumed that additional 338 Elections will be made and that Alico and its subsidiaries will have additional amortizable basis in their assets for U.S. tax purposes as a result of such additional elections. No assurance can be given, however, that such additional elections will be made or as to the incremental benefit, if any, that will result from such elections, if made.

Following the Acquisition, the Prospects of the Combined Business May Be Materially and Adversely Affected if We Are Not Able to Manage the Growth of the Alico Business’ Operations Successfully

The life insurance markets in many of the international markets in which the Alico Business operates have experienced significant growth in recent years. Management of the Alico Business’ growth to date has required significant management and operational resources and is likely to continue to do so. Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.

There can be no assurance that we will be successful in managing future growth. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth following the Acquisition, our prospects may be materially and adversely affected.

If the Alico Business Does Not Perform Well or We Do Not Integrate It Successfully, We May Incur Significant Charges to Write Down the Goodwill Established in the Acquisition

As a result of the Acquisition, we expect goodwill will increase substantially. Under applicable accounting guidance, we must test our goodwill annually for impairment and, if we determine that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. If the Alico Business does not perform well or we do not integrate it successfully, the reporting units containing parts of the Alico Business may have fair values lower than their respecting carrying values, which would result in a write down of goodwill and, consequently, it could have a material adverse effect on our results of operations.

We Are and, Following the Acquisition, Will Be Subject to the Risk of Exchange Rate Fluctuations Owing to the Geographical Diversity of Our Combined Business

Due to our geographical diversity and the Alico Business’ significant international operations, following the Acquisition we will be subject to increased risk of exchange rate fluctuations. In particular, in periods when any foreign currency in which we derive our revenues (such as the Japanese yen) weakens, translating amounts expressed in that currency into U.S. dollars causes fewer U.S. dollars to be reported. When the relevant foreign currency strengthens, translating such currency into U.S. dollars causes more U.S. dollars to be reported. Between March 31, 2010 and June 30, 2010, the Japanese yen has strengthened against the U.S. dollar, which fluctuated from a low point of ¥88.45 to the U.S. dollar on June 29, 2010 to a high point of ¥94.67 to the U.S. dollar on April 2, 2010, which has been somewhat offset by the weakening of the euro, which fluctuated from a high point of 0.8382 euro to the U.S. dollar on June 7, 2010, to 0.7339 euro to the U.S. dollar on April 14, 2010. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency. See “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” below.

Events Relating to AIG Could Continue to Harm the Alico Business and Its Reputation and Could Also Harm Our Business and Reputation

Following the financial difficulties involving AIG, the Alico Business’ customers, agents and employees, regulators and business counterparties expressed concerns about the business and financial condition of AIG and, consequently, the Alico Business. As a result, the Alico Business experienced certain adverse consequences to its business and reputation, including a temporary increase in policy surrenders and withdrawals and a reduction in new business, primarily attributable to a perceived reduction in its financial strength. In addition, any perception of additional instability surrounding AIG or other events related or relating to AIG may adversely impact the reputation of the Alico Business. Furthermore, following the completion of the Acquisition, the Alico Business will continue to have relationships with AIG, including the receipt and provision of services. There is also a risk that following the Acquisition, our association with the Alico Business (and therefore AIG) may cause our business to suffer. For example, we may face higher withdrawals, lower new business sales, a negative impact on relations with creditors, a negative impact on our credit ratings or restrictions on the ability of the Alico Business to pay dividends or transfer assets in certain jurisdictions.

The Issuance of Certain Equity Securities to Alico Holdings in Connection with the Acquisition Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders

As part of the consideration to be paid to Alico Holdings pursuant to the terms of the Stock Purchase Agreement, and subject to certain purchase price adjustments, MetLife, Inc. will issue to Alico Holdings (A) 78,239,712 shares of its common stock, (B) 6,857,000 shares of the Series B Preferred Stock, which will be convertible into approximately 68,570,000 shares of MetLife, Inc.’s common stock (subject to anti-dilution adjustments) upon a favorable vote of

MetLife, Inc.’s common stockholders, and (C) $3.0 billion aggregate stated amount of the equity units, which, as currently structured, will initially consist of (x) forward purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after the closing of the Acquisition) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) (the “Stock Purchase Contracts”) and (y) an interest in shares of the Holding Company’s preferred stock. The aggregate amount of MetLife, Inc.’s common stock expected to be issued to Alico Holdings in connection with the Acquisition (including shares of common stock issuable upon conversion of the Series B Preferred Stock and shares of common stock issuable upon settlement of the Stock Purchase Contracts) is expected to be approximately 214,600,000 to 231,500,000 shares.

As a result of the issuance of these securities, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding. In addition, MetLife, Inc. expects to issue common stock in a public offering in order to finance a portion of the cash purchase price in the Acquisition. MetLife, Inc. may need to issue more common stock than expected if its common stock price is low at the time of such offering, which may increase the dilutive effect on our common stockholders.

Subject to Certain Limitations, Alico Holdings Will Be Able to Sell MetLife, Inc.’s Equity Securities at Any Time From and After the Date 270 Days After the Closing of the Acquisition, Which Could Cause MetLife, Inc.’s Stock Price to Decrease

Alico Holdings will agree in accordance with the terms of the Investor Rights Agreement to be entered into at the closing of the Acquisition, not to transfer any of MetLife, Inc.’s securities received pursuant to the terms of the Stock Purchase Agreement, at any time up to the date 270 days after the closing of the Acquisition. However, from and after such date, Alico Holdings will be able to transfer up to half of such equity securities, and from and after the first anniversary of the closing of the Acquisition, Alico Holdings will be able to transfer all of such securities, subject in each case to certain limited volume and timing restrictions set forth in the Investor Rights Agreement. Moreover, Alico Holdings will agree to use commercially reasonable efforts to transfer, and it will cause its affiliates to so transfer, all of MetLife, Inc.’s securities received in connection with the Acquisition prior to the later of (i) the fifth anniversary of the closing of the Acquisition, and (ii) the first anniversary of the third stock purchase date under the Stock Purchase Contracts. Subject to certain conditions, we have agreed to register the resale of MetLife, Inc.’s equity and other securities to be issued to Alico Holdings under the Securities Act of 1933, as amended (the “Securities Act”). The sale or transfer of a substantial number of these securities within a short period of time could cause MetLife, Inc.’s stock price to decrease, make it more difficult for us to raise funds through future offerings of MetLife, Inc.’s common stock or acquire other businesses using MetLife, Inc.’s common stock as consideration.

If MetLife, Inc.’s Stockholders Do Not Vote to Approve the Conversion of the Series B Preferred Stock Into Common Stock, MetLife, Inc. Will Be Required to Pay Approximately $300 Million to Alico Holdings

Alico Holdings will receive shares of the Series B Preferred Stock at the date of completion of the Acquisition. Each share of Series B Preferred Stock will convert into 10 shares of MetLife, Inc.’s common stock if conversion is approved by MetLife, Inc.’s common stockholders. If we fail to obtain such approval prior to the first anniversary of the closing of the Acquisition, MetLife, Inc. will be required to pay approximately $300 million to Alico Holdings, assuming no purchase price adjustments, and list the Series B Preferred Stock on the New York Stock Exchange.

Change of Control Provisions in the Alico Business’ Agreements May Be Triggered Upon the Completion of the Acquisition and May Lead to Adverse Consequences

We and the Alico Business are party to contracts, agreements and instruments, including reinsurance contracts, that contain change of control provisions that may be triggered upon the completion of the Acquisition. Agreements with change of control provisions typically provide for, or permit the termination of, the agreement upon the occurrence of a change of control of one of the parties or, in the case of debt instruments, require repayment of the outstanding indebtedness. Usually these provisions, if any, may be waived with the consent of the other party, and we will consider whether to seek these waivers. In the absence of these waivers, the operation of the change of control provisions, if any, could result in the loss of significant contractual rights and benefits, the termination of significant agreements, the payment of a termination fee or the need to renegotiate financing agreements. In addition, employment agreements or other employee benefit arrangements may contain change of control provisions providing for additional payments following a change of control.

Guarantees Within Certain of Alico Business’ Variable Life and Annuity Products That Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Results, Increase Alico’s Exposure to Foreign Exchange Risk, and Decrease Alico Business’ Earnings

The Alico Business has certain variable life and annuity products with little or no cash value that contain guaranteed death benefits. If policyholder lapses are less than expected or if investment performance is worse than expected, these guarantees will become more valuable, increasing liabilities, resulting in a reduction in net income. Also, the Alico Business has funding agreement liabilities that guarantee payment of the highest fund value over the life of the funding agreement, protecting the policyholder even if the fund value declines at the maturity date. If fund values decline, the value of these guarantees will increase, increasing the liabilities associated with these contracts, resulting in a reduction of net income. In addition, certain products are exposed to foreign exchange risk. Payments under these contracts may be required to be made in different currencies, depending on the circumstances. Therefore, payments may be required in a different currency than the currency upon which the liability valuation is based. If the currency upon which expected future payments are made strengthens relative to the currency upon which the liability valuation is based, the liability valuation may increase, resulting in a reduction of net income.

The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results and, Following the Acquisition, the Combined Business’ Reported Results or on Its Relations with Current and Potential Customers

Both we and the Alico Business are and, following the Acquisition, will continue to be subject to legal and regulatory actions in the ordinary course of our business, both in the United States and internationally. This could result in a review of business sold in the past under previously acceptable market practices at the time. Regulators are increasingly interested in the approach that product providers use to select third-party distributors and to monitor the appropriateness of sales made by them. In some cases, product providers can be held responsible for the deficiencies of third-party distributors.

In the United States, federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund, fixed, index and variable annuity and insurance product industries. This includes new regulations in respect of the suitability of broker-dealers’ sales of certain products. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory inquiries and proposals for legislative and regulatory reforms.

In Asia, where the Alico Business derives and will continue to derive a significant portion of its income, regulatory regimes are developing at different speeds, driven by a combination of global factors and local considerations. New requirements may be introduced that are retrospectively applied to sales made prior to their introduction. See “— Risks Related to Our Business — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position.”

The Alico Business’ Investment Portfolio Contains a Substantial Amount of Sovereign Debt of European Nations, Which May Be Written Down as a Result of Financial Instability in Europe

The Alico Business’ investment portfolio contains investments in government bonds issued by European nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can trigger a domino effect on others. In particular, a number of large European banks hold significant amounts of sovereign financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt.

In response to the financial crises affecting certain member states, including Greece, Spain, Ireland and Portugal, on May 10, 2010, the European Union, the European Central Bank and the International Monetary Fund

announced a rescue package of up to €750 billion, or approximately $1 trillion, for European nations in the euro area. Although the rescue package is intended to stabilize these economies, there can be no assurance that such package ultimately will be successful. Recent sovereign debt issuances have been well received by investors, but, to the extent that the rescue package does not achieve its intended effect, European nations such as Greece could continue to incur widening credit spreads and depressed asset valuations. In such case, the Alico Business may be forced to write down the value of the Greek bonds contained in its investment portfolio, and it could experience similar results with respect to its investments in securities issued by other countries in the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended June 30, 2010 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs(2)

April 1 — April 30, 2010	3,256	$44.83	—	$1,260,735,127
May 1 — May 31, 2010	671	$44.87	—	$1,260,735,127
June 1 — June 30, 2010	14,971	$40.87	—	$1,260,735,127

(1)	During the period April 1 through April 30, 2010, May 1 through May 31, 2010 and June 1 through June 30, 2010, separate account affiliates of the Company purchased 3,256 shares, 671 shares and 14,971 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At June 30, 2010, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2010. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2010.

Item 6.	Exhibits

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

Exhibit
No.		Description

10.1		Employment Agreement, effective as of April 30, 2010, by and between James L. Lipscomb and MetLife, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 2, 2010

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

Exhibit
No.		Description

10.1		Employment Agreement, effective as of April 30, 2010, by and between James L. Lipscomb and MetLife, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1