Form 10-Q
period 2010-09-30
METLIFE INC
filed 2010-11-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

At November 1, 2010, 985,254,724 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at September 30, 2010 (Unaudited) and December 31, 2009 and for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	123
Item 3. Quantitative and Qualitative Disclosures About Market Risk	199
Item 4. Controls and Procedures	209
Part II — Other Information	209
Item 1. Legal Proceedings	209
Item 1A. Risk Factors	213
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	219
Item 6. Exhibits	219
Signatures	221
Exhibit Index	E-1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) the imposition of onerous conditions following the acquisition of American Life Insurance Company (“ALICO”), a subsidiary of ALICO Holdings LLC (“ALICO Holdings”) and Delaware American Life Insurance Company (“DelAm”) (collectively, the “Acquisition”); (2) difficulties in integrating the business acquired in the Acquisition (the “Alico Business”); (3) uncertainty with respect to the outcome of the closing agreement entered into between ALICO and the United States Internal Revenue Service in connection with the Acquisition; (4) uncertainty with respect to the making of elections under Section 338 of the U.S. Internal Revenue Code of 1986, as amended, and any benefits therefrom; (5) an inability to manage the growth of the Alico Business; (6) a writedown of the goodwill established in connection with the Acquisition; (7) exchange rate fluctuations; (8) an inability to predict the financial impact of the Acquisition on MetLife’s business and financial results; (9) events relating to American International Group, Inc. (“AIG”) that could adversely affect the Alico Business or MetLife; (10) the dilutive impact on MetLife, Inc.’s stockholders resulting from the issuance of equity securities to ALICO Holdings in connection with the Acquisition; (11) a decrease in MetLife, Inc.’s stock price as a result of ALICO Holdings’ ability to sell its equity securities; (12) the conditional payment obligation of approximately $300 million to ALICO Holdings if the conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) issued to ALICO Holdings in connection with the Acquisition into MetLife, Inc.’s common stock is not approved; (13) change of control provisions in the Alico Business’ agreements; (14) effects of guarantees within certain of the Alico Business’ variable life and annuity products; (15) regulatory action in the financial services industry affecting the combined business; (16) financial instability in Europe and possible writedowns of sovereign debt of European nations; (17) difficult conditions in the global capital markets; (18) increased volatility and disruption of the capital and credit markets, which may affect MetLife’s ability to seek financing or access its credit facilities; (19) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (20) impact of comprehensive financial services regulation reform on MetLife; (21) exposure to financial and capital market risk; (22) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect MetLife’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require MetLife to pledge collateral or make payments related to declines in value of specified assets; (23) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (24) investment losses and defaults, and changes to investment valuations; (25) impairments of goodwill and realized losses or market value impairments to illiquid assets; (26) defaults on MetLife’s mortgage loans; (27) the impairment of other financial institutions; (28) MetLife’s ability to address unforeseen liabilities, asset impairments, or rating actions arising from any future acquisitions or dispositions, and to successfully integrate acquired businesses with minimal disruption; (29) economic, political, currency and other risks relating to MetLife’s international operations; (30) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (31) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (32) ineffectiveness of risk management policies and procedures; (33) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (34) discrepancies between actual claims experience and assumptions used in setting prices for MetLife’s products and establishing the liabilities for MetLife’s obligations for future policy benefits and claims; (35) catastrophe losses; (36) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (37) unanticipated changes in industry trends; (38) changes in accounting standards, practices and/or policies; (39) changes in assumptions related to deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) or goodwill; (40) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (41) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (42) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (43) adverse results or other consequences from litigation, arbitration or regulatory investigations; (44) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (45) regulatory, legislative or tax changes relating to MetLife’s insurance, banking, international, or other operations that may affect the cost of, or demand for, MetLife’s products or services, impair its ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (46) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (47) the effectiveness of MetLife’s programs and practices in avoiding giving its associates incentives to take excessive risks; (48) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC; and (49) any of the foregoing factors as they relate to the Alico Business and its operations.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	September 30,	December 31,
	2010	2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $245,659 and $229,709, respectively; includes $3,283 and $3,171, respectively, relating to variable interest entities)	$260,564	$227,642
Equity securities available-for-sale, at estimated fair value (cost: $2,936 and $3,187, respectively)	2,865	3,084
Trading securities, at estimated fair value (cost: $3,870 and $2,249, respectively; includes $231 and $0, respectively, relating to variable interest entities)	3,987	2,384
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $666 and $721, respectively; includes $7,093 and $0, respectively, at estimated fair value, relating to variable interest entities)	57,098	48,181
Held-for-sale, principally at estimated fair value	2,840	2,728

Mortgage loans, net	59,938	50,909
Policy loans	10,230	10,061
Real estate and real estate joint ventures held-for-investment (includes $18 and $18, respectively, relating to variable interest entities)	6,981	6,852
Real estate held-for-sale	9	44
Other limited partnership interests (includes $197 and $236, respectively, relating to variable interest entities)	5,948	5,508
Short-term investments	11,590	8,374
Other invested assets (includes $102 and $137, respectively, relating to variable interest entities)	16,571	12,709

Total investments	378,683	327,567
Cash and cash equivalents (includes $62 and $68, respectively, relating to variable interest entities)	14,557	10,112
Accrued investment income (includes $37 and $0, respectively, relating to variable interest entities)	3,469	3,173
Premiums, reinsurance and other receivables	18,654	16,752
Deferred policy acquisition costs and value of business acquired	17,463	19,256
Current income tax recoverable	178	316
Deferred income tax assets	—	1,228
Goodwill	4,966	5,047
Other assets (includes $7 and $16, respectively, relating to variable interest entities)	6,913	6,822
Separate account assets	172,372	149,041

Total assets	$617,255	$539,314

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$143,686	$135,879
Policyholder account balances	145,360	138,673
Other policyholder funds	8,912	8,446
Policyholder dividends payable	834	761
Policyholder dividend obligation	2,014	—
Payables for collateral under securities loaned and other transactions	31,891	24,196
Bank deposits	9,362	10,211
Short-term debt	2,057	912
Long-term debt (includes $7,130 and $64, respectively, at estimated fair value, relating to variable interest entities)	24,512	13,220
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,191	3,191
Deferred income tax liability	3,543	—
Other liabilities (includes $100 and $26, respectively, relating to variable interest entities)	17,455	15,989
Separate account liabilities	172,372	149,041

Total liabilities	570,486	505,816

Contingencies, Commitments and Guarantees (Note 8)
Stockholders’ Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 910,103,484 and 822,359,818 shares issued at September 30, 2010 and December 31, 2009, respectively; 906,909,597 and 818,833,810 shares outstanding at September 30, 2010 and December 31, 2009, respectively	9	8
Additional paid-in capital	20,451	16,859
Retained earnings	22,096	19,501
Treasury stock, at cost; 3,193,887 and 3,526,008 shares at September 30, 2010 and December 31, 2009, respectively	(172)	(190)
Accumulated other comprehensive income (loss)	4,030	(3,058)

Total MetLife, Inc.’s stockholders’ equity	46,415	33,121
Noncontrolling interests	354	377

Total equity	46,769	33,498

Total liabilities and stockholders’ equity	$617,255	$539,314

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(In millions, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Premiums	$6,562	$6,601	$20,078	$19,299
Universal life and investment-type product policy fees	1,453	1,251	4,345	3,650
Net investment income	4,391	3,923	12,822	10,914
Other revenues	624	602	1,681	1,728
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(143)	(650)	(538)	(1,769)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	24	245	181	479
Other net investment gains (losses)	(223)	(327)	33	(1,500)

Total net investment gains (losses)	(342)	(732)	(324)	(2,790)
Net derivatives gains (losses)	(244)	(1,407)	1,278	(4,084)

Total revenues	12,444	10,238	39,880	28,717

Expenses
Policyholder benefits and claims	7,397	7,173	21,952	20,701
Interest credited to policyholder account balances	1,266	1,258	3,458	3,655
Policyholder dividends	392	439	1,157	1,297
Other expenses	2,996	2,543	9,358	7,576

Total expenses	12,051	11,413	35,925	33,229

Income (loss) from continuing operations before provision for income tax	393	(1,175)	3,955	(4,512)
Provision for income tax expense (benefit)	71	(551)	1,259	(1,884)

Income (loss) from continuing operations, net of income tax	322	(624)	2,696	(2,628)
Income (loss) from discontinued operations, net of income tax	(2)	(1)	5	37

Net income (loss)	320	(625)	2,701	(2,591)
Less: Net income (loss) attributable to noncontrolling interests	4	(5)	(7)	(25)

Net income (loss) attributable to MetLife, Inc.	316	(620)	2,708	(2,566)
Less: Preferred stock dividends	30	30	91	91

Net income (loss) available to MetLife, Inc.’s common shareholders	$286	$(650)	$2,617	$(2,657)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.33	$(0.79)	$3.10	$(3.30)

Diluted	$0.32	$(0.79)	$3.08	$(3.30)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.33	$(0.79)	$3.11	$(3.25)

Diluted	$0.32	$(0.79)	$3.09	$(3.25)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2010 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(12)		31	11			30		30

Balance at January 1, 2010	1	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(10)		10				—		—
Common stock issuance — newly issued shares		1	3,528							3,529		3,529
Stock-based compensation			64		18					82		82
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											(22)	(22)
Comprehensive income (loss):
Net income (loss)				2,708						2,708	(7)	2,701
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						409				409		409
Unrealized investment gains (losses), net of related offsets and income tax						6,268	357			6,625	(1)	6,624
Foreign currency translation adjustments, net of income tax								(92)		(92)	7	(85)
Defined benefit plans adjustment, net of income tax									94	94		94

Other comprehensive income (loss)										7,036	6	7,042

Comprehensive income (loss)										9,744	(1)	9,743

Balance at September 30, 2010	$1	$9	$20,451	$22,096	$(172)	$5,901	$(145)	$(275)	$(1,451)	$46,415	$354	$46,769

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity — (Continued)
For the Nine Months Ended September 30, 2009 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of change in accounting principle, net of income tax				76			(76)			—		—
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			20		42					62		62
Deferral of stock-based compensation			(1)							(1)		(1)
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											109	109
Comprehensive income (loss):
Net loss				(2,566)						(2,566)	(25)	(2,591)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						—				—		—
Unrealized investment gains (losses), net of related offsets and income tax						12,092	(251)			11,841	(10)	11,831
Foreign currency translation adjustments, net of income tax								134		134		134
Defined benefit plans adjustment, net of income tax									120	120		120

Other comprehensive income (loss)										12,095	(10)	12,085

Comprehensive income (loss)										9,529	(35)	9,494

Balance at September 30, 2009	$1	$8	$16,865	$19,822	$(194)	$(472)	$(327)	$(112)	$(1,323)	$34,268	$325	$34,593

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$5,193	$2,718

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	55,618	48,802
Equity securities	1,002	1,900
Mortgage loans	4,474	5,145
Real estate and real estate joint ventures	135	23
Other limited partnership interests	311	824
Purchases of:
Fixed maturity securities	(69,997)	(63,363)
Equity securities	(638)	(1,543)
Mortgage loans	(5,888)	(4,204)
Real estate and real estate joint ventures	(474)	(466)
Other limited partnership interests	(745)	(570)
Cash received in connection with freestanding derivatives	1,717	3,062
Cash paid in connection with freestanding derivatives	(1,949)	(4,672)
Sales of businesses, net of cash disposed of $0 and $180, respectively	—	(50)
Disposal of subsidiary	—	(19)
Net change in policy loans	(169)	(199)
Net change in short-term investments	(3,152)	7,022
Net change in other invested assets	501	1,080
Other, net	(115)	(129)

Net cash used in investing activities	(19,369)	(7,357)

Cash flows from financing activities
Policyholder account balances:
Deposits	53,709	62,229
Withdrawals	(50,126)	(64,382)
Net change in payables for collateral under securities loaned and other transactions	7,695	(6,696)
Net change in bank deposits	(959)	1,368
Net change in short-term debt	1,145	(528)
Long-term debt issued	4,590	2,625
Long-term debt repaid	(689)	(244)
Collateral financing arrangements issued	—	105
Cash received in connection with collateral financing arrangements	—	400
Cash paid in connection with collateral financing arrangements	—	(400)
Junior subordinated debt securities issued	—	500
Debt issuance costs	(14)	(22)
Common stock issued, net of issuance costs	3,557	—
Common stock issued to settle stock forward contracts	—	1,035
Dividends on preferred stock	(91)	(91)
Other, net	(188)	(25)

Net cash provided by (used in) financing activities	18,629	(4,126)

Effect of change in foreign currency exchange rates on cash balances	(8)	88

Change in cash and cash equivalents	4,445	(8,677)
Cash and cash equivalents, beginning of period	10,112	24,239

Cash and cash equivalents, end of period	$14,557	$15,562

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$32

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—

Cash and cash equivalents, from continuing operations, beginning of period	$10,112	$24,207

Cash and cash equivalents, from continuing operations, end of period	$14,557	$15,562

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$997	$611

Income tax	$109	$298

Non-cash transactions during the period:
Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$32

Long-term debt issued	$—	$1,035

Junior subordinated debt securities redeemed	$—	$1,067

Real estate and real estate joint ventures acquired in satisfaction of debt	$92	$211

Purchase money mortgages on sales of real estate joint ventures	$—	$74

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

On November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of American Life Insurance Company (“ALICO”), and Delaware American Life Insurance Company (“DelAm”) from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc., (collectively, the “Acquisition”) which is more fully described in Note 15. The assets acquired and liabilities assumed, the consideration paid for the acquired business (the “Alico Business”) and the results of operations of the Alico Business, are not reflected in the accompanying interim condensed consolidated financial statements. However, the Company has issued senior debt and common stock, as well as incurred certain costs through September 30, 2010 associated with the transaction prior to the Acquisition closing date that are reflected in the accompanying interim condensed consolidated financial statements, which are more fully described in Notes 7, 10 and 11.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include ($1,407) million and ($4,084) million reclassified from other net investment gains (losses), to net derivatives gains (losses) in the interim condensed consolidated statements of operations for the three months and nine months ended

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

September 30, 2009, respectively. In addition, $1,368 million was reclassified from policyholder account balances to net change in bank deposits within cash flows from financing activities and $3,062 million and ($4,672) million were reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities, all in the interim condensed consolidated statement of cash flows for the nine months ended September 30, 2009. See also Note 14 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2010, its consolidated results of operations for the three months and nine months ended September 30, 2010 and 2009, its consolidated cash flows for the nine months ended September 30, 2010 and 2009, and its consolidated statements of stockholders’ equity for the nine months ended September 30, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective July 1, 2010, the Company adopted new guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine if they require bifurcation and separate accounting.

As a result of the adoption of this guidance, the Company elected the fair value option for certain structured securities that were previously accounted for as fixed maturity securities. Upon adoption, the Company reclassified $50 million of securities from fixed maturity securities to trading securities. These securities had cumulative unrealized losses of $10 million, net of income tax, which was recognized as a cumulative effect adjustment to decrease retained earnings with a corresponding increase to accumulated other comprehensive income (loss) as of July 1, 2010.

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires a quarterly reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities and equity security collateralized debt obligations. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

classified as trading securities, $6,769 million of commercial mortgage loans and $6,822 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $42 million, net of income tax, at January 1, 2010. For the three months and nine months ended September 30, 2010, the Company recorded $106 million and $324 million, respectively, of net investment income on the consolidated assets, $103 million and $312 million, respectively, of interest expense in other expenses on the related long-term debt, and $16 million and $24 million, respectively, in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values at September 30, 2010.

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

Fair Value

Effective January 1, 2010, the Company adopted new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3. In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding accounting for deferred acquisition costs (Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for the first quarter of 2012. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

2.	Pending Disposition

In October 2010, the Company and its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”) reached an agreement under which the Company intends to sell its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to MS&AD for approximately $275 million (¥22.5 billion). During the three months ended September 30, 2010, the Company recorded a net investment loss of $141 million, net of income tax, as a result of recording its investment in MSI MetLife at its estimated recoverable amount. It is anticipated that the sale will close on or about April 1, 2011, subject to customary closing conditions, including obtaining required regulatory approvals.

During the second quarter of 2010, the Company entered into a definitive agreement with a third party to sell MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”). On October 5, 2010, the Taiwan Financial Supervising Commission rejected the third party’s application for approval of the sale of MetLife Taiwan to such third party. Following the rejection, the agreement with the third party was terminated. The Company continues to explore strategic options with respect to MetLife Taiwan.

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	September 30, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$75,648	$6,615	$1,243	$—	$81,020	31.1%
Residential mortgage-backed securities (“RMBS”)	45,358	1,945	1,193	210	45,900	17.6
Foreign corporate securities (1)	41,614	3,909	554	(1)	44,970	17.2
U.S. Treasury, agency and government guaranteed securities (2)	31,325	3,062	27	—	34,360	13.2
Commercial mortgage-backed securities (“CMBS”)	15,082	794	343	—	15,533	6.0
Foreign government securities	12,632	2,232	20	—	14,844	5.7
Asset-backed securities (“ABS”)	14,797	344	801	34	14,306	5.5
State and political subdivision securities	9,186	596	168	—	9,614	3.7
Other fixed maturity securities	17	1	1	—	17	—

Total fixed maturity securities (3),(4)	$245,659	$19,498	$4,350	$243	$260,564	100.0%

Equity Securities:
Common stock	$1,508	$73	$10	$—	$1,571	54.8%
Non-redeemable preferred stock (3)	1,428	85	219	—	1,294	45.2

Total equity securities (5)	$2,936	$158	$229	$—	$2,865	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,075	$2,821	$2,699	$10	$72,187	31.7%
RMBS	45,343	1,234	1,957	600	44,020	19.3
Foreign corporate securities	37,254	2,011	1,226	9	38,030	16.7
U.S. Treasury, agency and government guaranteed securities (2)	25,712	745	1,010	—	25,447	11.2
CMBS	16,555	191	1,106	18	15,622	6.9
Foreign government securities	11,010	1,076	139	—	11,947	5.2
ABS	14,272	189	1,077	222	13,162	5.8
State and political subdivision securities	7,468	151	411	—	7,208	3.2
Other fixed maturity securities	20	1	2	—	19	—

Total fixed maturity securities (3),(4)	$229,709	$8,419	$9,627	$859	$227,642	100.0%

Equity Securities:
Common stock	$1,537	$92	$8	$—	$1,621	52.6%
Non-redeemable preferred stock (3)	1,650	80	267	—	1,463	47.4

Total equity securities (5)	$3,187	$172	$275	$—	$3,084	100.0%

(1)	OTTI loss as presented above, represents the noncredit portion of OTTI loss that is included in accumulated other comprehensive income (loss). OTTI loss includes both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI loss for foreign corporate securities was in an unrealized gain position of $1 million at September 30, 2010 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “Net Unrealized Investment Gains (Losses).”

(2)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $357 million and $407 million at estimated fair value with unrealized gains of $5 million and $2 million at September 30, 2010 and December 31, 2009, respectively.

(3)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			September 30, 2010	December 31, 2009
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,030	$988
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$238	$349

Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,427	$2,626
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$95	$91

(4)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.4 billion and $2.5 billion at estimated fair value of such securities at September 30, 2010 and December 31, 2009, respectively.

(5)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $1.2 billion and $1.0 billion at estimated fair value at September 30, 2010 and December 31, 2009, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$21,448	$20,201
Net unrealized loss	$539	$2,609
Non-income producing fixed maturity securities:
Estimated fair value	$302	$312
Net unrealized loss	$—	$31
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$2,284	$2,154
U.S. corporate securities	1,901	1,750
ABS	822	803
Other	51	43

Total fixed maturity securities credit enhanced by financial guarantor insurers	$5,058	$4,750

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	20%	18%

Portion rated A	2%	2%

Portion rated Baa/BBB	36%	36%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. and Mexican government securities described below. The Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $34.4 billion and $25.4 billion at September 30, 2010 and December 31, 2009, respectively. The Company’s holdings in Mexican government and certain Mexican government agency fixed maturity securities at estimated fair value were $4.9 billion and $4.8 billion at September 30, 2010 and December 31, 2009, respectively.

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

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$44,970	35.7%	$38,030	34.5%
Industrial	20,293	16.1	17,246	15.6
Consumer	20,113	16.0	16,924	15.4
Utility	17,044	13.5	14,785	13.4
Finance	13,452	10.7	13,756	12.5
Communications	6,730	5.3	6,580	6.0
Other	3,388	2.7	2,896	2.6

Total	$125,990	100.0%	$110,217	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$937	0.2%	$1,038	0.3%
Holdings in ten issuers with the largest exposures	$7,269	1.9%	$7,506	2.3%

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By security type:
Collateralized mortgage obligations	$23,131	50.4%	$24,480	55.6%
Pass-through securities	22,769	49.6	19,540	44.4

Total RMBS	$45,900	100.0%	$44,020	100.0%

By risk profile:
Agency	$35,139	76.6%	$33,334	75.7%
Prime	6,393	13.9	6,775	15.4
Alternative residential mortgage loans	4,368	9.5	3,911	8.9

Total RMBS	$45,900	100.0%	$44,020	100.0%

Portion rated Aaa/AAA	$36,982	80.6%	$35,626	80.9%

Portion rated NAIC 1	$40,394	88.0%	$38,464	87.4%

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

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Vintage Year:
2004 & Prior	$100	2.3%	$109	2.8%
2005	1,569	35.9	1,395	35.7
2006	1,033	23.6	825	21.1
2007	930	21.3	814	20.8
2008	6	0.1	—	—
2009	697	16.0	768	19.6
2010	33	0.8	—	—

Total	$4,368	100.0%	$3,911	100.0%

	September 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized loss	$758		$1,248
Rated Aa/AA or better		17.2%		26.3%
Rated NAIC 1		35.3%		31.3%
By collateral type:
Fixed rate mortgage loans collateral		90.8%		89.3%
Hybrid adjustable rate mortgage loans collateral		9.2		10.7

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $15.5 billion and $15.6 billion at estimated fair value at September 30, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at September 30, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $123 million and $111 million at estimated fair value at September 30, 2010 and December 31, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	September 30, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
						(In millions)

2003 & Prior	$6,989	$7,266	$241	$242	$133	$130	$60	$56	$28	$24	$7,451	$7,718
2004	1,944	2,101	113	109	52	44	79	72	78	56	2,266	2,382
2005	2,517	2,731	30	25	58	47	58	39	—	—	2,663	2,842
2006	1,508	1,599	20	19	22	22	56	47	89	71	1,695	1,758
2007	683	586	126	102	62	40	121	93	11	8	1,003	829
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	2	2	—	—	—	—	—	—	—	—	2	2
2010	2	2	—	—	—	—	—	—	—	—	2	2

Total	$13,645	$14,287	$530	$497	$327	$283	$374	$307	$206	$159	$15,082	$15,533

Ratings Distribution		92.0%		3.2%		1.8%		2.0%		1.0%		100.0%

The September 30, 2010 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

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

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $14.3 billion and $13.2 billion at estimated fair value at September 30, 2010 and December 31, 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$6,783	47.4%	$7,057	53.6%
Student loans	2,528	17.7	1,855	14.1
RMBS backed by sub-prime mortgage loans	1,082	7.6	1,044	7.9
Automobile loans	721	5.0	963	7.3
Other loans	3,192	22.3	2,243	17.1

Total	$14,306	100.0%	$13,162	100.0%

Portion rated Aaa/AAA	$10,570	73.9%	$9,354	71.1%

Portion rated NAIC 1	$12,883	90.1%	$11,573	87.9%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		39.0%		37.6%
Of the 39.0% and 37.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		24.3%		17.2%
By financial guarantor insurers rated A		8.9%		7.9%

The following tables present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year at:

	September 30, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$44	$42	$61	$52	$14	$12	$6	$6	$90	$56	$215	$168
2004	87	71	298	231	29	23	3	2	44	28	461	355
2005	57	46	102	89	23	15	94	87	243	153	519	390
2006	—	—	51	31	12	8	—	—	106	73	169	112
2007	—	—	78	41	—	—	—	—	29	16	107	57
2008 to 2010	—	—	—	—	—	—	—	—	—	—	—	—

Total	$188	$159	$590	$444	$78	$58	$103	$95	$512	$326	$1,471	$1,082

Ratings Distribution		14.7%		41.0%		5.4%		8.8%		30.1%		100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$57	$48	$73	$58	$11	$8	$7	$6	$98	$56	$246	$176
2004	99	68	316	222	39	27	24	15	31	15	509	347
2005	64	45	226	144	40	26	24	18	209	139	563	372
2006	6	6	62	22	—	—	22	5	115	72	205	105
2007	—	—	78	28	—	—	—	—	36	16	114	44
2008 to 2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$226	$167	$755	$474	$90	$61	$77	$44	$489	$298	$1,637	$1,044

Ratings Distribution		16.0%		45.4%		5.8%		4.2%		28.6%		100.0%

The rating distribution of the Company’s ABS supported by sub-prime mortgage loans was as follows at:

	September 30, 2010	December 31, 2009

NAIC 1	73.9%	69.1%
NAIC 2	4.1%	4.2%
NAIC 3	11.6%	12.2%
NAIC 4	6.3%	6.2%
NAIC 5	3.5%	8.3%
NAIC 6	0.6%	—%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at September 30, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$8,883	$8,989	$6,845	$6,924
Due after one year through five years	42,267	44,153	38,408	39,399
Due after five years through ten years	46,925	51,756	40,448	41,568
Due after ten years	72,347	79,927	67,838	66,947

Subtotal	170,422	184,825	153,539	154,838
RMBS, CMBS and ABS	75,237	75,739	76,170	72,804

Total fixed maturity securities	$245,659	$260,564	$229,709	$227,642

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	September 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities	$15,148	$(1,208)
Fixed maturity securities with noncredit OTTI losses in other comprehensive income (loss)	(243)	(859)

Total fixed maturity securities	14,905	(2,067)
Equity securities	(71)	(103)
Derivatives	482	(144)
Other	48	71

Subtotal	15,364	(2,243)

Amounts allocated from:
Insurance liability loss recognition	(2,910)	(118)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	18	71
DAC and VOBA	(1,768)	145
Policyholder dividend obligation	(2,014)	—

Subtotal	(6,674)	98
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	80	275
Deferred income tax benefit (expense)	(3,016)	539

Net unrealized investment gains (losses)	5,754	(1,331)
Net unrealized investment gains (losses) attributable to noncontrolling interests	2	1

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,756	$(1,330)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($243) million at September 30, 2010, includes ($859) million recognized prior to January 1, 2010, ($24) million and ($181) million (($18) million and ($180) million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2010, respectively, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1) for the nine months ended September 30, 2010, $46 million and $100 million related to securities sold during the three months and nine months ended September 30, 2010, respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $541 million and $681 million of subsequent increases in estimated fair value during the three months and nine months ended September 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($859) million at December 31, 2009, includes ($126) million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, ($939) million (($857) million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report), $20 million related to securities sold during the year ended December 31, 2009 for which a noncredit loss

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

was previously recognized in accumulated comprehensive income (loss) and $186 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

The changes in net unrealized investment gains (losses) were as follows:

Nine Months
Ended
September 30, 2010
(In millions)

Balance, beginning of period	$(1,330)
Cumulative effect of change in accounting principles, net of income tax	52
Fixed maturity securities on which noncredit OTTI losses have been recognized	600
Unrealized investment gains (losses) during the period	16,927
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(2,792)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	(53)
DAC and VOBA	(1,913)
Policyholder dividend obligation	(2,014)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	(190)
Deferred income tax benefit (expense)	(3,532)

Net unrealized investment gains (losses)	5,755
Net unrealized investment gains (losses) attributable to noncontrolling interests	1

Balance, end of period	$5,756

Change in net unrealized investment gains (losses)	$7,085
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	1

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$7,086

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

	September 30, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$2,718	$120	$9,855	$1,123	$12,573	$1,243
RMBS	1,939	54	7,440	1,349	9,379	1,403
Foreign corporate securities	1,611	73	4,483	480	6,094	553
U.S. Treasury, agency and government guaranteed securities	2,035	10	150	17	2,185	27
CMBS	399	5	1,497	338	1,896	343
Foreign government securities	181	3	220	17	401	20
ABS	1,851	44	3,365	791	5,216	835
State and political subdivision securities	288	5	1,083	163	1,371	168
Other fixed maturity securities	—	—	5	1	5	1

Total fixed maturity securities	$11,022	$314	$28,098	$4,279	$39,120	$4,593

Equity Securities:
Common stock	46	9	8	1	54	10
Non-redeemable preferred stock	27	9	877	210	904	219

Total equity securities	$73	$18	$885	$211	$958	$229

Total number of securities in an unrealized loss position	2,101		1,937

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$8,641	$395	$18,004	$2,314	$26,645	$2,709
RMBS	5,623	119	10,268	2,438	15,891	2,557
Foreign corporate securities	3,786	139	7,282	1,096	11,068	1,235
U.S. Treasury, agency and government guaranteed securities	15,051	990	51	20	15,102	1,010
CMBS	2,052	29	5,435	1,095	7,487	1,124
Foreign government securities	2,318	55	507	84	2,825	139
ABS	1,259	143	5,875	1,156	7,134	1,299
State and political subdivision securities	2,086	94	1,843	317	3,929	411
Other fixed maturity securities	6	2	—	—	6	2

Total fixed maturity securities	$40,822	$1,966	$49,265	$8,520	$90,087	$10,486

Equity Securities:
Common stock	56	7	14	1	70	8
Non-redeemable preferred stock	66	41	930	226	996	267

Total equity securities	$122	$48	$944	$227	$1,066	$275

Total number of securities in an unrealized loss position	2,210		3,333

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

	September 30, 2010
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$9,447	$1,137	$134	$285	1,431	159
Six months or greater but less than nine months	767	145	39	43	91	18
Nine months or greater but less than twelve months	796	228	47	77	101	20
Twelve months or greater	24,627	6,566	1,817	2,151	1,448	383

Total	$35,637	$8,076	$2,037	$2,556

Percentage of amortized cost			6%	32%

Equity Securities:
Less than six months	$56	$84	$7	$25	330	90
Six months or greater but less than nine months	8	47	1	17	61	3
Nine months or greater but less than twelve months	11	1	2	—	20	—
Twelve months or greater	629	351	57	120	42	19

Total	$704	$483	$67	$162

Percentage of cost			10%	34%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$35,163	$2,658	$933	$713	1,725	186
Six months or greater but less than nine months	4,908	674	508	194	124	49
Nine months or greater but less than twelve months	1,723	1,659	167	517	106	79
Twelve months or greater	41,721	12,067	3,207	4,247	2,369	724

Total	$83,515	$17,058	$4,815	$5,671

Percentage of amortized cost			6%	33%

Equity Securities:
Less than six months	$66	$63	$7	$14	199	8
Six months or greater but less than nine months	6	1	1	1	15	2
Nine months or greater but less than twelve months	13	94	2	39	8	6
Twelve months or greater	610	488	73	138	50	24

Total	$695	$646	$83	$192

Percentage of cost			12%	30%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $138 million at December 31, 2009 to $120 million at September 30, 2010. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, the $120 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at September 30, 2010 were investment grade non-redeemable preferred stock, of which $116 million were financial services industry investment grade non-redeemable preferred stock, of which 78% were rated A or better.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$4.8 billion and $10.8 billion at September 30, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	September 30, 2010	December 31, 2009

Sector:
RMBS	29%	24%
U.S. corporate securities	26	25
ABS	17	12
Foreign corporate securities	11	11
CMBS	7	10
State and political subdivision securities	4	4
U.S. Treasury, agency and government guaranteed securities	1	9
Other	5	5

Total	100%	100%

Industry:
Mortgage-backed	36%	34%
Finance	24	22
Asset-backed	17	12
Consumer	5	4
State and political subdivision securities	4	4
Utility	3	4
Communications	2	2
Industrial	2	1
U.S. Treasury, agency and government guaranteed securities	1	9
Other	6	8

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	September 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	97	7	223	9
Total gross unrealized loss	$1,715	$112	$4,465	$132
Percentage of total gross unrealized loss	37%	49%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.8 billion during the nine months ended September 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2010, was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at September 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$25	$20	80%	$20	100%	$20	100%	10%
Six months or greater but less than twelve months	17	17	100%	17	100%	17	100%	94%
Twelve months or greater	120	120	100%	120	100%	116	97%	78%

All equity securities with a gross unrealized loss of 20% or more	$162	$157	97%	$157	100%	$153	97%	71%

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

The components of net investment gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(143)	$(650)	$(538)	$(1,769)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	24	245	181	479

Net OTTI losses on fixed maturity securities recognized in earnings	(119)	(405)	(357)	(1,290)
Fixed maturity securities — net gains (losses) on sales and disposals	54	(50)	99	(152)

Total losses on fixed maturity securities	(65)	(455)	(258)	(1,442)

Other net investment gains (losses):
Equity securities	(1)	(53)	100	(430)
Mortgage loans	37	(129)	20	(400)
Real estate and real estate joint ventures	(1)	(70)	(50)	(163)
Other limited partnership interests	(4)	(12)	(15)	(356)
Other investment portfolio gains (losses)	(67)	(26)	9	(36)

Subtotal — investment portfolio gains (losses)	(101)	(745)	(194)	(2,827)

Consolidated securitization entities:
Trading securities — fair value option	(26)	—	(47)	—
Commercial mortgage loans — fair value option	114	—	767	—
Long-term debt — related to trading securities — fair value option	37	—	48	—
Long-term debt — related to commercial mortgage loans — fair value option	(109)	—	(744)	—
Other gains (losses) (1)	(257)	13	(154)	37

Subtotal consolidated securitization entities and other gains (losses)	(241)	13	(130)	37

Total net investment gains (losses)	$(342)	$(732)	$(324)	$(2,790)

(1)	Other gains (losses) for the three months and nine months ended September 30, 2010 includes a loss of $217 million related to recording the Company’s investment in MSI MetLife at its estimated recoverable amount (see Note 2).

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

	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$10,747	$11,041	$102	$334	$10,849	$11,375

Gross investment gains	190	228	7	41	197	269

Gross investment losses	(136)	(278)	(7)	(58)	(143)	(336)

Total OTTI losses recognized in earnings:
Credit-related	(107)	(223)	—	—	(107)	(223)
Other (1)	(12)	(182)	(1)	(36)	(13)	(218)

Total OTTI losses recognized in earnings	(119)	(405)	(1)	(36)	(120)	(441)

Net investment gains (losses)	$(65)	$(455)	$(1)	$(53)	$(66)	$(508)

	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$32,625	$30,392	$547	$587	$33,172	$30,979

Gross investment gains	569	773	114	61	683	834

Gross investment losses	(470)	(925)	(11)	(125)	(481)	(1,050)

Total OTTI losses recognized in earnings:
Credit-related	(339)	(966)	—	—	(339)	(966)
Other (1)	(18)	(324)	(3)	(366)	(21)	(690)

Total OTTI losses recognized in earnings	(357)	(1,290)	(3)	(366)	(360)	(1,656)

Net investment gains (losses)	$(258)	$(1,442)	$100	$(430)	$(158)	$(1,872)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$54	$241	$82	$429
Consumer	8	42	31	206
Communications	9	29	12	232
Utility	—	8	3	84
Industrial	—	7	—	27
Other industries	—	—	—	26

Total U.S. and foreign corporate securities	71	327	128	1,004
ABS	26	17	89	111
RMBS	19	40	76	118
CMBS	3	20	64	56
Foreign government securities	—	1	—	1

Total	$119	$405	$357	$1,290

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Sector:
Common stock	$1	$2	$3	$52
Non-redeemable preferred stock	—	34	—	314

Total	$1	$36	$3	$366

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$34	$—	$294
Common and remaining non-redeemable preferred stock	—	—	—	30

Total financial services industry	—	34	—	324
Other industries	1	2	3	42

Total	$1	$36	$3	$366

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Balance, beginning of period	$491	$380	$581	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	—	—	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	13	53	94	205
Additional impairments — credit loss OTTI recognized on securities previously impaired	34	50	104	55
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(97)	(15)	(231)	(22)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	(100)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(2)	—	(9)	—

Balance, end of period	$439	$468	$439	$468

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Fixed maturity securities	$3,081	$2,955	$9,187	$8,709
Equity securities	19	37	83	130
Trading securities	194	163	217	310
Trading securities held by consolidated securitization entities	4	—	12	—
Mortgage loans	713	677	2,082	2,055
Commercial mortgage loans held by consolidated securitization entities	102	—	312	—
Policy loans	157	163	494	481
Real estate and real estate joint ventures	141	(25)	330	(184)
Other limited partnership interests	170	128	596	(53)
Cash, cash equivalents and short-term investments	26	27	64	109
International joint ventures (1)	19	(16)	(61)	(86)
Other	(7)	37	181	156

Total investment income	4,619	4,146	13,497	11,627
Less: Investment expenses	228	223	675	713

Net investment income	$4,391	$3,923	$12,822	$10,914

(1)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of ($12) million and $65 million for the three months and nine months ended September 30, 2010, respectively, and $1 million and ($115) million for the three months and nine months ended September 30, 2009, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	September 30, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$23,155	$21,012
Estimated fair value	$25,069	$20,949
Aging of cash collateral liability:
Open (1)	$3,118	$3,290
Less than thirty days	13,704	13,605
Thirty days or greater but less than sixty days	4,476	3,534
Sixty days or greater but less than ninety days	1,337	92
Ninety days or greater	2,634	995

Total cash collateral liability	$25,269	$21,516

Security collateral on deposit from counterparties	$373	$6

Reinvestment portfolio — estimated fair value	$24,738	$20,339

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2010 was $3,039 million, of which $2,497 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury, agency and government guaranteed, ABS, foreign corporate and CMBS securities).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. Separately, the Company had $51 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at September 30, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $60 million and $51 million at September 30, 2010 and December 31, 2009, respectively.

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

	September 30, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$1,334	$1,383
Invested assets held in trust:
Collateral financing arrangements (2)	5,288	5,653
Reinsurance arrangements (3)	3,360	2,719
Invested assets pledged as collateral:
Funding agreements and advances — FHLB of NY (4)	22,402	20,612
Funding agreements — FHLB of Boston (4)	415	419
Funding agreements — Farmer Mac (5)	3,160	2,871
Federal Reserve Bank of New York (6)	2,019	1,537
Collateral financing arrangements (7)	130	80
Derivative transactions (8)	1,266	1,671
Short sale agreements (9)	572	496

Total invested assets on deposit, held in trust and pledged as collateral	$39,946	$37,441

(1)	The Company has investment assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, fixed maturity and equity securities and short-term investments.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its funding agreements with, and advances from, the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 herein and Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements issued to certain special purpose entities that have issued securities guaranteed by the Federal Agricultural Mortgage Corporation (“Farmer Mac”). The nature of these Farmer Mac arrangements is described in Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 11 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the trading securities portfolios as described in the following section.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the securities lending program. See “— Variable Interest Entities” for assets of certain consolidated securitization entities that can only be used to settle liabilities of such entities.

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

The tables below present certain information about the Company’s trading securities portfolios:

	September 30, 2010	December 31, 2009
	(In millions)

Trading securities — at estimated fair value	$3,756	$2,384
Securities held by consolidated securitization entities — at estimated fair value	231	—

Total trading securities — at estimated fair value	$3,987	$2,384

Short sale agreement liabilities — at estimated fair value (included in other liabilities)	$38	$106
Investments pledged to secure short sale agreement liabilities	$572	$496

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Trading securities:
Net investment income (1)	$194	$163	$217	$310
Changes in estimated fair value included in net investment income	$153	$101	$127	$242
Securities held by consolidated securitization entities:
Net investment income (2)	$4	$—	$12	$—
Changes in estimated fair value included in net investment gains (losses) (3)	$(26)	$—	$(47)	$—

(1)	Includes interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities and the related short sale agreement liabilities.

(2)	Includes interest and dividends earned on securities held by consolidated securitization entities.

(3)	Includes net realized gains (losses) and changes in estimated fair value subsequent to consolidation recognized on securities held by consolidated securitization entities — accounted for under the fair value option.

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the tables above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	September 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$35,517	59.3%	$34,587	67.9%
Agricultural mortgage loans	12,522	20.9	12,140	23.8
Residential and consumer loans	1,966	3.3	1,454	2.9

Subtotal mortgage loans held-for-investment, net	50,005	83.5%	48,181	94.6%

Commercial mortgage loans held by consolidated securitization entities — fair value option	7,093	11.8	—	—

Total mortgage loans held-for-investment, net	57,098	95.3%	48,181	94.6%

Mortgage loans held-for-sale:
Residential — fair value option	2,141	3.5	2,470	4.9
Agricultural and residential — lower of amortized cost or estimated fair value	699	1.2	258	0.5

Total mortgage loans held-for-sale	2,840	4.7	2,728	5.4

Total mortgage loans, net	$59,938	100.0%	$50,909	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

The (provision) release for credit losses on mortgage loans (charged) credited to net investment gains (losses) was $23 million and ($11) million for the three months and nine months ended September 30, 2010, respectively, and ($141) million and ($416) million for the three months and nine months ended September 30, 2009, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce the risk of concentration. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	September 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region:
Pacific	$8,520	24.0%	$8,684	25.1%
South Atlantic	7,637	21.5	7,342	21.2
Middle Atlantic	6,302	17.7	5,948	17.2
International	3,546	10.0	3,564	10.3
East North Central	2,966	8.4	2,487	7.2
West South Central	2,925	8.2	2,870	8.3
New England	1,400	3.9	1,414	4.1
Mountain	892	2.5	944	2.7
West North Central	627	1.8	641	1.9
East South Central	452	1.3	443	1.3
Other	250	0.7	250	0.7

Total	$35,517	100.0%	$34,587	100.0%

Property Type:
Office	$15,728	44.2%	$14,986	43.3%
Retail	8,154	23.0	7,870	22.8
Apartments	3,695	10.4	3,696	10.7
Hotel	3,006	8.5	2,947	8.5
Industrial	2,862	8.1	2,759	8.0
Other	2,072	5.8	2,329	6.7

Total	$35,517	100.0%	$34,587	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Servicing Rights

The following table presents the carrying value and changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets:

	At or For the		At or For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Estimated fair value, beginning of period	$660	$670	$878	$191
Acquisition of MSRs	124	—	124	117
Origination of MSRs	45	138	151	427
Reductions due to loan payments	(31)	(24)	(74)	(85)
Reductions due to loan sales	—	—	(43)	—
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	(91)	(64)	(329)	70
Other changes in estimated fair value	—	—	—	—

Estimated fair value, end of period	$707	$720	$707	$720

The Company recognizes the rights to service residential mortgage loans as MSRs. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. Valuation inputs and assumptions include generally observable inputs such as type and age of loan, loan interest rates, current market interest rates and certain unobservable inputs, including assumptions regarding estimates of discount rates, loan prepayments and servicing costs, all of which are sensitive to changing market conditions. See Note 5 for further information about how the estimated fair value of MSRs is determined and other related information.

Short-term Investments

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $11.6 billion and $8.4 billion at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $10.6 billion and $7.5 billion at September 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of acquisition was $12.2 billion and $8.4 billion at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $8.5 billion and $6.0 billion at September 30, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at September 30, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Consolidated securitization entities (1)	$7,408	$7,157	$—	$—
MRSC collateral financing arrangement (2)	3,291	—	3,230	—
Other limited partnership interests	203	56	367	72
Other invested assets	108	1	27	1
Real estate joint ventures	20	16	22	17

Total	$11,030	$7,230	$3,646	$90

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. At September 30, 2010, these entities held total assets of $7,408 million consisting of $231 million of securities classified by the Company as trading securities, $7,093 million of commercial mortgage loans, $37 million of accrued investment income and $47 million of cash. These entities had total liabilities of $7,157 million, consisting of $7,075 million of long-term debt and $82 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $202 million at estimated fair value at September 30, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $103 million and $312 million for the three months and nine months ended September 30, 2010, respectively.

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value at:

	September 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,228	$963
U.S. corporate securities	937	1,049
RMBS	576	672
CMBS	378	348
Foreign corporate securities	129	80
U.S. Treasury, agency and government guaranteed securities	—	33
State and political subdivision securities	30	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of $0 and less than $1 million, respectively)	8	59

Total	$3,291	$3,230

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$45,900	$45,900	$—	$—
CMBS (2)	15,533	15,533	—	—
ABS (2)	14,306	14,306	—	—
U.S. corporate securities	2,487	2,487	1,216	1,216
Foreign corporate securities	2,250	2,250	1,254	1,254
Other limited partnership interests	3,947	5,859	2,543	2,887
Other invested assets	498	576	416	409
Real estate joint ventures	16	62	30	30
Equity securities available-for-sale:
Non-redeemable preferred stock	—	—	31	31

Total	$84,937	$86,973	$5,490	$5,827

(1)	The maximum exposure to loss relating to the fixed maturity and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $239 million and $232 million at September 30, 2010 and December 31, 2009, respectively.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2010.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivatives gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios; (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities; and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivatives gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivatives gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

In a hedge of a net investment in a foreign operation, changes in the estimated fair value of the hedging derivative that are measured as effective are reported within other comprehensive income (loss) consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivatives gains (losses).

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivatives gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivatives gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivatives gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivatives gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivatives gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of guaranteed minimum income benefits (“GMIBs”). If the Company is unable to properly identify and measure an embedded derivative for separation from its host

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

See Note 5 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		September 30, 2010			December 31, 2009
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$46,625	$4,487	$1,234	$38,152	$1,570	$1,255
	Interest rate floors	23,941	1,036	116	23,691	461	37
	Interest rate caps	34,112	95	1	28,409	283	—
	Interest rate futures	8,026	22	2	7,563	8	10
	Interest rate options	2,342	100	26	4,050	117	57
	Interest rate forwards	12,666	92	37	9,921	66	27
	Synthetic GICs	4,367	—	—	4,352	—	—
Foreign currency	Foreign currency swaps	17,834	1,673	1,228	16,879	1,514	1,392
	Foreign currency forwards	7,320	81	155	6,485	83	57
	Currency options	364	29	2	822	18	—
	Non-derivative hedging instruments (2)	169	—	180	—	—	—
Credit	Credit default swaps	10,254	148	108	6,723	74	130
	Credit forwards	155	15	—	220	2	6
Equity market	Equity futures	7,830	37	13	7,405	44	21
	Equity options	32,575	2,375	654	27,175	1,712	1,018
	Variance swaps	17,496	365	61	13,654	181	58
	Total rate of return swaps	1,349	—	40	376	—	47

	Total	$227,425	$10,555	$3,857	$195,877	$6,133	$4,115

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

Interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term for a fixed rate or spread. During the term of an interest rate lock commitment, the Company is exposed to the risk that interest rates will change from the rate quoted to the potential borrower. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivative instruments. Interest rate lock commitments are included in interest rate forwards in the preceding table. Interest rate lock commitments are not designated as hedging instruments.

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. Equity index options are included in equity options in the preceding table. The Company utilizes equity index options in non-qualifying hedging relationships.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$4,602	$920	$126	$4,807	$854	$132
Interest rate swaps	5,107	1,274	120	4,824	500	75

Subtotal	9,709	2,194	246	9,631	1,354	207

Cash Flow Hedges:
Foreign currency swaps	5,511	237	310	4,108	127	347
Interest rate swaps	4,155	451	39	1,740	—	48
Interest rate forwards	1,065	21	8	—	—	—
Credit forwards	155	15	—	220	2	6

Subtotal	10,886	724	357	6,068	129	401

Foreign Operations Hedges:
Foreign currency forwards	2,266	1	69	1,880	27	13
Non-derivative hedging instruments	169	—	180	—	—	—

Subtotal	2,435	1	249	1,880	27	13

Total Qualifying Hedges	$23,030	$2,919	$852	$17,579	$1,510	$621

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2010			December 31, 2009
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$37,363	$2,762	$1,075	$31,588	$1,070	$1,132
Interest rate floors	23,941	1,036	116	23,691	461	37
Interest rate caps	34,112	95	1	28,409	283	—
Interest rate futures	8,026	22	2	7,563	8	10
Interest rate options	2,342	100	26	4,050	117	57
Interest rate forwards	11,601	71	29	9,921	66	27
Synthetic GICs	4,367	—	—	4,352	—	—
Foreign currency swaps	7,721	516	792	7,964	533	913
Foreign currency forwards	5,054	80	86	4,605	56	44
Currency options	364	29	2	822	18	—
Credit default swaps	10,254	148	108	6,723	74	130
Equity futures	7,830	37	13	7,405	44	21
Equity options	32,575	2,375	654	27,175	1,712	1,018
Variance swaps	17,496	365	61	13,654	181	58
Total rate of return swaps	1,349	—	40	376	—	47

Total non-designated or non-qualifying derivatives	$204,395	$7,636	$3,005	$178,298	$4,623	$3,494

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivatives Gains (Losses)

The components of net derivatives gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Derivatives and hedging gains (losses) (1)	$(327)	$(821)	$2,872	$(5,508)
Embedded derivatives	83	(586)	(1,594)	1,424

Total net derivatives gains (losses)	$(244)	$(1,407)	$1,278	$(4,084)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Qualifying hedges:
Net investment income	$17	$11	$58	$38
Interest credited to policyholder account balances	64	58	177	155
Other expenses	(1)	(1)	(5)	(2)
Non-qualifying hedges:
Net investment income	(1)	(1)	(3)	(2)
Net derivatives gains (losses)	(30)	(1)	143	62
Other revenues	25	25	81	47

Total	$74	$91	$451	$298

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivatives gains (losses). The following table represents the amount of such net derivatives gains (losses) recognized for the three months and nine months ended September 30, 2010 and 2009:

			Net Derivatives
			Gains
		Net Derivatives	(Losses)	Ineffectiveness
		Gains (Losses)	Recognized	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	for Hedged	Net Derivatives
Hedging Relationships	Hedging Relationships	for Derivatives	Items	Gains (Losses)
		(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(13)	$13	$—
	Policyholder account balances (1)	212	(221)	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	5	—
	Foreign-denominated policyholder account balances (2)	415	(395)	20

Total		$609	$(598)	$11

For the Three Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$(13)	$12	$(1)
	Policyholder account balances (1)	144	(142)	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	2	(1)
	Foreign-denominated policyholder account balances (2)	190	(181)	9

Total		$318	$(309)	$9

For the Nine Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(38)	$38	$—
	Policyholder account balances (1)	678	(675)	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	11	(12)	(1)
	Foreign-denominated policyholder account balances (2)	47	(51)	(4)

Total		$698	$(700)	$(2)

For the Nine Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$34	$(29)	$5
	Policyholder account balances (1)	(668)	659	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(16)	13	(3)
	Foreign-denominated policyholder account balances (2)	510	(489)	21

Total		$(140)	$154	$14

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

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

For the three months and nine months ended September 30, 2010, the Company recognized ($2) million and $3 million, respectively, of net derivatives gains (losses) which represented the ineffective portion of all cash flow hedges. For the three months and nine months ended September 30, 2009, the Company recognized insignificant net derivatives losses which represented the ineffective portion of all cash flow hedges. All components of each

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivatives gains (losses) for the three months and nine months ended September 30, 2010 related to such discontinued cash flow hedges were insignificant. The net amounts reclassified into net derivatives gains (losses) for the three months and nine months ended September 30, 2009 related to such discontinued cash flow hedges were gains (losses) of ($8) million and ($7) million, respectively. At September 30, 2010 and December 31, 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and five years, respectively.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Other comprehensive income (loss), balance at beginning of period	$593	$13	$(76)	$82
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(40)	12	577	(93)
Amounts reclassified to net derivatives gains (losses)	(1)	70	50	103
Amounts reclassified to net investment income	1	4	3	10
Amounts reclassified to other expenses	—	—	(1)	(1)
Amortization of transition adjustment	—	—	—	(2)

Other comprehensive income (loss), balance at end of period	$553	$99	$553	$99

At September 30, 2010, $3 million of deferred net losses on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2010 and 2009:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Derivatives	Net Investment	Other	Net Derivatives	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps	$181	$—	$—	$—	$1	$—
Foreign currency swaps	(247)	1	(2)	—	(3)	—
Interest rate forwards	15	—	1	—	—	—
Credit forwards	11	—	—	—	—	—

Total	$(40)	$1	$(1)	$—	$(2)	$—

For the Three Months Ended September 30, 2009:
Interest rate swaps	$1	$—	$(2)	$—	$—	$—
Foreign currency swaps	(121)	(107)	(2)	—	—	—
Interest rate forwards	128	37	—	—	—	—
Credit forwards	4	—	—	—	—	—

Total	$12	$(70)	$(4)	$—	$—	$—

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$457	$—	$—	$—	$3	$—
Foreign currency swaps	92	(61)	(5)	1	—	—
Interest rate forwards	—	11	2	—	—	—
Credit forwards	28	—	—	—	—	—

Total	$577	$(50)	$(3)	$1	$3	$—

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$2	$—	$(4)	$—	$—	$—
Foreign currency swaps	(300)	(140)	(4)	1	—	—
Interest rate forwards	201	37	—	—	—	—
Credit forwards	4	—	—	—	—	—

Total	$(93)	$(103)	$(8)	$1	$—	$—

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2010 and 2009:

		Amount and Location
		of Gains (Losses)
		Reclassified From Accumulated Other
	Amount of Gains (Losses)	Comprehensive Income
	Deferred in Accumulated	(Loss) into Income (Loss)
Derivatives and Non-Derivative Hedging Instruments in Net	Other Comprehensive Income (Loss)	(Effective Portion)
Investment Hedging Relationships (1),(2)	(Effective Portion)	Net Investment Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2010:
Foreign currency forwards	$(162)	$—
Foreign currency swaps	—	—
Non-derivative hedging instruments	(10)	—

Total	$(172)	$—

For the Three Months Ended September 30, 2009:
Foreign currency forwards	$(43)	$—
Foreign currency swaps	(9)	—
Non-derivative hedging instruments	(17)	—

Total	$(69)	$—

For the Nine Months Ended September 30, 2010:
Foreign currency forwards	$(135)	$—
Foreign currency swaps	—	—
Non-derivative hedging instruments	(10)	—

Total	$(145)	$—

For the Nine Months Ended September 30, 2009:
Foreign currency forwards	$(192)	$—
Foreign currency swaps	(19)	—
Non-derivative hedging instruments	(37)	—

Total	$(248)	$—

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2010 and December 31, 2009, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($185) million and ($40) million, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivatives	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps	$518	$2	$—	$138	$—
Interest rate floors	227	—	—	—	—
Interest rate caps	(50)	—	—	—	—
Interest rate futures	74	(2)	—	(1)	—
Equity futures	23	(15)	(195)	—	—
Foreign currency swaps	(272)	—	—	—	—
Foreign currency forwards	(56)	2	—	—	—
Currency options	(12)	—	—	—	—
Equity options	(553)	(23)	—	—	—
Interest rate options	9	—	—	(3)	—
Interest rate forwards	1	—	—	(8)	—
Variance swaps	(166)	(3)	—	—	—
Credit default swaps	10	(2)	—	—	—
Total rate of return swaps	29	—	—	—	—

Total	$(218)	$(41)	$(195)	$126	$—

For the Three Months Ended September 30, 2009:
Interest rate swaps	$250	$(1)	$—	$88	$—
Interest rate floors	87	—	—	—	—
Interest rate caps	(73)	—	—	—	—
Interest rate futures	108	(2)	—	—	—
Equity futures	(284)	(20)	(194)	—	—
Foreign currency swaps	(237)	—	—	—	—
Foreign currency forwards	16	18	—	—	—
Currency options	—	—	—	—	—
Equity options	(605)	7	—	—	—
Interest rate options	—	—	—	(1)	—
Interest rate forwards	12	—	—	(35)	—
Variance swaps	(46)	(1)	—	—	—
Swap spreadlocks	—	—	—	—	—
Credit default swaps	(100)	(3)	—	—	—
Total rate of return swaps	41	—	—	—	—

Total	$(831)	$(2)	$(194)	$52	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Derivatives	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$1,561	$5	$39	$394	$—
Interest rate floors	501	—	—	—	—
Interest rate caps	(261)	—	—	—	—
Interest rate futures	141	(8)	—	(4)	—
Equity futures	(146)	(5)	(124)	—	—
Foreign currency swaps	74	—	—	—	—
Foreign currency forwards	269	40	—	—	—
Currency options	5	(1)	—	—	(4)
Equity options	431	14	—	—	—
Interest rate options	59	—	—	(4)	—
Interest rate forwards	9	—	—	(94)	—
Variance swaps	164	5	—	—	—
Credit default swaps	25	1	—	—	—
Total rate of return swaps	10	—	—	—	—

Total	$2,842	$51	$(85)	$292	$(4)

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$(1,222)	$(4)	$—	$(58)	$—
Interest rate floors	(766)	—	—	—	—
Interest rate caps	—	—	—	—	—
Interest rate futures	(376)	(2)	—	—	—
Equity futures	(633)	(31)	(291)	—	—
Foreign currency swaps	(399)	—	—	—	—
Foreign currency forwards	(68)	(13)	—	—	—
Currency options	(32)	—	—	—	—
Equity options	(1,337)	(55)	—	—	—
Interest rate options	(353)	—	—	1	—
Interest rate forwards	6	—	—	7	—
Variance swaps	(175)	(10)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(219)	(10)	—	—	—
Total rate of return swaps	49	—	—	—	—

Total	$(5,563)	$(125)	$(291)	$(50)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $4,789 million and $3,101 million at September 30, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2010 and December 31, 2009, the Company would have received $32 million and $53 million, respectively, to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair Value	of Future	Weighted	Fair Value	Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$4	$445	4.0	$5	$175	4.3
Credit default swaps referencing indices	33	2,728	4.0	46	2,676	3.4

Subtotal	37	3,173	4.0	51	2,851	3.5

Baa
Single name credit default swaps (corporate)	(2)	650	4.6	2	195	4.8
Credit default swaps referencing indices	(3)	911	5.3	—	10	5.0

Subtotal	(5)	1,561	5.0	2	205	4.8

Ba
Single name credit default swaps (corporate)	—	25	4.5	—	25	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	4.5	—	25	5.0

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	30	4.8	—	20	5.0

Subtotal	—	30	4.8	—	20	5.0

Total	$32	$4,789	4.3	$53	$3,101	3.6

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $4,789 million and $3,101 million from the table above were $60 million and $31 million at September 30, 2010 and December 31, 2009, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $6,622 million and $2,680 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $462 million and $221 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2010, none of the collateral had been sold or repledged.

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

			Fair Value of Incremental Collateral
			Provided Upon:
				Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
	(In millions)

At September 30, 2010:
Derivatives subject to credit-contingent provisions	$751	$608	$82	$182
Derivatives not subject to credit-contingent provisions	40	35	—	—

Total	$791	$643	$82	$182

At December 31, 2009:
Derivatives subject to credit-contingent provisions	$1,163	$1,017	$90	$218
Derivatives not subject to credit-contingent provisions	48	42	—	—

Total	$1,211	$1,059	$90	$218

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both September 30, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2010 was $1,414 million. At September 30, 2010, the Company provided securities collateral of $608 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2010 would be $806 million. This amount does not consider gross derivative assets of $663 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which require the pledging of collateral. At September 30, 2010 and December 31, 2009, the Company pledged securities collateral for exchange-traded futures of $40 million and $50 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $583 million and $562 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance contracts of guaranteed minimum benefits related to GMABs and certain GMIBs; and funding agreements with equity or bond indexed crediting rates.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$125	$76
Options embedded in debt or equity securities	(42)	(37)

Net embedded derivatives within asset host contracts	$83	$39

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$3,397	$1,500
Other	54	5

Net embedded derivatives within liability host contracts	$3,451	$1,505

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Net derivatives gains (losses) (1)	$83	$(586)	$(1,594)	$1,424
Policyholder benefits and claims	$—	$(7)	$46	$(75)

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivatives gains (losses), in connection with this adjustment, were gains (losses) of ($291) million and $399 million for the three months and nine months ended September 30, 2010, respectively, and gains (losses) of ($895) million and ($1,605) million for the three months and nine months ended September 30, 2009, respectively. Net derivatives gains (losses) for the nine months ended September 30, 2010 included a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 5.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$74,165	$6,855	$81,020
RMBS	—	43,606	2,294	45,900
Foreign corporate securities	—	40,143	4,827	44,970
U.S. Treasury, agency and government guaranteed securities	17,207	17,094	59	34,360
CMBS	—	15,252	281	15,533
Foreign government securities	278	14,252	314	14,844
ABS	—	10,652	3,654	14,306
State and political subdivision securities	—	9,562	52	9,614
Other fixed maturity securities	—	12	5	17

Total fixed maturity securities	17,485	224,738	18,341	260,564

Equity securities:
Common stock	321	1,080	170	1,571
Non-redeemable preferred stock	—	385	909	1,294

Total equity securities	321	1,465	1,079	2,865

Trading securities:
Trading securities	3,005	658	93	3,756
Trading securities held by consolidated securitization entities	—	231	—	231

Total trading securities	3,005	889	93	3,987
Short-term investments (1)	4,601	6,469	210	11,280
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	7,093	—	7,093
Mortgage loans held-for-sale (2)	—	2,114	27	2,141

Total mortgage loans	—	9,207	27	9,234
MSRs (3)	—	—	707	707
Derivative assets: (4)
Interest rate contracts	25	5,691	116	5,832
Foreign currency contracts	—	1,722	61	1,783
Credit contracts	—	109	54	163
Equity market contracts	37	2,204	536	2,777

Total derivative assets	62	9,726	767	10,555
Net embedded derivatives within asset host contracts (5)	—	—	125	125
Separate account assets (6)	24,927	145,697	1,748	172,372

Total assets	$50,401	$398,191	$23,097	$471,689

Liabilities
Derivative liabilities: (4)
Interest rate contracts	$30	$1,375	$11	$1,416
Foreign currency contracts	—	1,384	1	1,385
Credit contracts	—	100	8	108
Equity market contracts	13	693	62	768

Total derivative liabilities	43	3,552	82	3,677
Net embedded derivatives within liability host contracts (5)	—	(8)	3,459	3,451
Long-term debt of consolidated securitization entities	—	6,891	184	7,075
Trading liabilities (7)	16	20	2	38

Total liabilities	$59	$10,455	$3,727	$14,241

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” in Note 3 for discussion of consolidated securitization entities included in the table above.

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
RMBS	—	42,180	1,840	44,020
Foreign corporate securities	—	32,738	5,292	38,030
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
CMBS	—	15,483	139	15,622
Foreign government securities	306	11,240	401	11,947
ABS	—	10,450	2,712	13,162
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	11,257	199,195	17,190	227,642

Equity securities:
Common stock	490	995	136	1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	490	1,354	1,240	3,084

Trading securities	1,886	415	83	2,384
Short-term investments (1)	5,650	2,500	23	8,173
Mortgage loans held-for-sale (2)	—	2,445	25	2,470
MSRs (3)	—	—	878	878
Derivative assets (4)	103	5,600	430	6,133
Net embedded derivatives within asset host contracts (5)	—	—	76	76
Separate account assets (6)	17,601	129,545	1,895	149,041

Total assets	$36,987	$341,054	$21,840	$399,881

Liabilities
Derivative liabilities (4)	$51	$3,990	$74	$4,115
Net embedded derivatives within liability host contracts (5)	—	(26)	1,531	1,505
Trading liabilities (7)	106	—	—	106

Total liabilities	$157	$3,964	$1,605	$5,726

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	MSRs are presented within other invested assets in the consolidated balance sheets.

(4)	Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At September 30, 2010 and December 31, 2009, certain non-derivative hedging instruments of $180 million and $0, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(5)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances in the consolidated balance sheets. At September 30, 2010, fixed maturity securities and equity securities also included embedded derivatives of ($53) million and $11 million, respectively. At December 31, 2009, fixed maturity securities and equity securities included embedded derivatives of $0 and ($37) million, respectively.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.

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

The estimated fair value of trading securities held by consolidated securitization entities is determined on a basis consistent with the methodologies described herein for fixed maturity securities, equity securities and trading securities. As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold securities which have been classified by the Company as trading securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Short-term investments

Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheets in the same manner described above for similar instruments that are classified within fixed maturity securities.

Mortgage loans

Mortgage loans presented in the tables above consist of commercial mortgage loans held by consolidated securitization entities and residential mortgage loans held-for-sale for which the Company has elected the fair value option and which are carried at estimated fair value. As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

MSRs

Although MSRs are not financial instruments, the Company has included them in the preceding table as a result of its election to carry MSRs at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Derivatives

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

Embedded derivatives within asset and liability host contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivatives gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

The fair value of these guarantees is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates, currency exchange rates and observable and estimated implied volatilities.

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

The Company ceded the risk associated with certain of the GMIB and GMAB described above. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivatives gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The Company recognized a loss of $577 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010. The refinement reduced basic and diluted net income available to MetLife, Inc.’s common shareholders per common share by $0.69 and $0.68, respectively, for the nine months ended September 30, 2010.

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “— Fixed maturity securities, Equity securities and Trading securities” and “— Short-term investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivatives gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for nonperformance risk. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net derivatives gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate account assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term debt obligations of consolidated securitization entities

The Company has elected the fair value option for the long-term debt of consolidated securitization entities, which are carried at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Trading liabilities

Trading liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. The estimated fair value of trading liabilities is determined on a basis consistent with the methodologies described in “— Fixed maturity securities, equity securities and trading securities.”

Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities

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

Level 1 Measurements:

Fixed maturity securities, equity securities, trading securities and short-term investments

These securities are comprised of U.S. Treasury, agency and government guaranteed fixed maturity securities, foreign government securities, exchange traded U.S. and international common stock, certain securities classified as trading securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Derivative assets and derivative liabilities

These assets and liabilities are comprised of exchange-traded futures, as well as interest rate forwards to sell certain to be announced securities. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate account assets

These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including financial futures and owned options. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

Fixed maturity securities, equity securities, trading securities and short-term investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

U.S. Treasury, agency and government guaranteed securities.  These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury curve for the identical security and comparable securities that are actively traded.

Foreign government and state and political subdivision securities.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Common and non-redeemable preferred stock.  These securities are principally valued using the market approach where market quotes are available but are not considered actively traded. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage loans of consolidated securitization entities

These commercial mortgage loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

Mortgage loans held-for-sale

Residential mortgage loans held-for-sale are principally valued using the market approach and valued primarily using readily available observable pricing for similar loans or securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Derivative assets and derivative liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell certain to be announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using an income approach.

Interest rate derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates.

Option based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Option based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, cross currency basis curves, and currency volatility.

Credit derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

Equity market derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

Option based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded derivatives contained in certain funding agreements

These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the spot equity and bond index level.

Separate account assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities, short-term investments and derivatives referred to above. Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers.

Long-term debt obligations of consolidated securitization entities

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

Fixed maturity securities, equity securities, trading securities and short-term investments

This level includes fixed maturity securities and equity securities priced principally by independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Trading securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or cannot be derived principally from, or corroborated by, observable market data, including illiquidity premiums and spread adjustments to reflect industry trends or specific credit-related issues. Valuations may be based on independent non-binding broker quotations. Generally, below investment grade privately placed or distressed securities included in this level are valued using discounted cash flow methodologies which rely upon significant, unobservable inputs and inputs that cannot be derived principally from, or corroborated by, observable market data.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and ABS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

Foreign government and state and political subdivision securities.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques, however these securities are less liquid and certain of the inputs are based on very limited trading activity.

Common and non-redeemable preferred stock.  These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques using inputs such as comparable credit rating and issuance structure. Equity securities valuations determined with discounted cash flow methodologies use inputs such as earnings multiples based on comparable public companies, and industry-specific non-earnings based multiples. Certain of these securities are valued based on independent non-binding broker quotations.

Mortgage loans

Mortgage loans include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable independent broker quotations or valuation models.

MSRs

MSRs, which are valued using an income approach, are carried at estimated fair value and have multiple significant unobservable inputs including assumptions regarding estimates of discount rates, loan prepayments and servicing costs. Sales of MSRs tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available and observable market valuations are limited. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of the MSRs. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of unobservable inputs including assumptions regarding estimates of discount rates, loan prepayments and servicing costs.

Derivative assets and derivative liabilities

These derivatives are principally valued using an income approach. Valuations of non-option based derivatives utilize present value techniques, whereas valuations of option based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate derivatives.

Non-option based — Significant unobservable inputs may include pull through rates on interest rate lock commitments and the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Foreign currency derivatives.

Non-option based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Option based — Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency volatility.

Credit derivatives.

Non-option based — Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market derivatives.

Non-option based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility. Certain of these derivatives are valued based on independent non-binding broker quotations.

Guaranteed minimum benefit guarantees

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

Separate account assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities and derivatives referred to above. Separate account assets within this level also include mortgage loans and other limited partnership interests. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Long-term debt obligations of consolidated securitization entities

The estimated fair value of the long-term debt obligations of the Company’s consolidated securitization entities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived from or corroborated by observable market data.

Transfers between Levels 1 and 2:

During the three months and nine months ended September 30, 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2010 are summarized below.

During the three months and nine months ended September 30, 2010, fixed maturity securities transfers into Level 3 of $367 million and $1,475 million, respectively, and separate account assets transfers into Level 3 of $9 million and $31 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain RMBS and private placements included in U.S. and foreign corporate securities.

During the three months and nine months ended September 30, 2010, fixed maturity securities transfers out of Level 3 of $1,240 million and $1,413 million, respectively, and separate account assets transfers out of Level 3 of $75 million and $224 million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$7,173	$(14)	$196	$67	$119	$(686)	$6,855
RMBS	1,852	(11)	68	379	161	(155)	2,294
Foreign corporate securities	4,600	(18)	302	131	52	(240)	4,827
U.S. Treasury, agency and government guaranteed securities	37	—	1	—	21	—	59
CMBS	270	(1)	13	(7)	9	(3)	281
Foreign government securities	280	3	25	6	—	—	314
ABS	3,498	(9)	105	156	5	(101)	3,654
State and political subdivision securities	101	—	(3)	9	—	(55)	52
Other fixed maturity securities	5	—	—	—	—	—	5

Total fixed maturity securities	$17,816	$(50)	$707	$741	$367	$(1,240)	$18,341

Equity securities:
Common stock	$161	$(1)	$14	$(6)	$2	$—	$170
Non-redeemable preferred stock	845	1	56	7	—	—	909

Total equity securities	$1,006	$—	$70	$1	$2	$—	$1,079

Trading securities	$36	$9	$—	$13	$35	$—	$93
Short-term investments	$52	$2	$—	$156	$—	$—	$210
Mortgage loans held-for-sale	$26	$(1)	$—	$—	$4	$(2)	$27
MSRs (5), (6)	$660	$(91)	$—	$138	$—	$—	$707
Net derivatives: (7)
Interest rate contracts	$61	$16	$16	$12	$—	$—	$105
Foreign currency contracts	28	45	—	(5)	—	(8)	60
Credit contracts	31	12	10	(7)	—	—	46
Equity market contracts	633	(171)	4	8	—	—	474

Total net derivatives	$753	$(98)	$30	$8	$—	$(8)	$685

Separate account assets (8)	$1,693	$59	$—	$62	$9	$(75)	$1,748

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended September 30, 2010:
Liabilities:
Net embedded derivatives (9)	$3,296	$(134)	$98	$74	$—	$—	$3,334
Long-term debt of consolidated securitization entities (10)	$221	$(37)	$—	$—	$—	$—	$184
Trading liabilities	$—	$—	$—	$2	$—	$—	$2

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
	(In millions)

For the Three Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6,663	$(21)	$400	$(113)	$1	$6,930
RMBS	1,494	(14)	59	782	(111)	2,210
Foreign corporate securities	4,729	(114)	766	(10)	(15)	5,356
U.S. Treasury, agency and government guaranteed securities	37	—	1	—	—	38
CMBS	251	(31)	29	(1)	59	307
Foreign government securities	346	2	45	27	120	540
ABS	2,160	(14)	352	(29)	(7)	2,462
State and political subdivision securities	104	—	5	29	14	152
Other fixed maturity securities	8	—	(1)	—	—	7

Total fixed maturity securities	$15,792	$(192)	$1,656	$685	$61	$18,002

Equity securities:
Common stock	$118	$(1)	$(1)	$6	$—	$122
Non-redeemable preferred stock	1,067	(70)	267	(85)	—	1,179

Total equity securities	$1,185	$(71)	$266	$(79)	$—	$1,301

Trading securities	$72	$7	$—	$(20)	$—	$59
Short-term investments	$5	$(1)	$—	$25	$—	$29
Mortgage loans held-for-sale	$136	$(1)	$—	$—	$(115)	$20
MSRs (5), (6)	$670	$(64)	$—	$114	$—	$720
Net derivatives (7)	$1,766	$(539)	$51	$121	$(9)	$1,390
Separate account assets (8)	$1,554	$58	$—	$231	$78	$1,921

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
			(In millions)

For the Three Months Ended September 30, 2009:
Liabilities:
Net embedded derivatives (9)	$1,108	$550	$60	$41	$—	$1,759
Trading liabilities	$59	$—	$—	$(45)	$—	$14

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Nine Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6,694	$6	$461	$(648)	$616	$(274)	$6,855
RMBS	1,840	15	121	195	253	(130)	2,294
Foreign corporate securities	5,292	(32)	375	(620)	363	(551)	4,827
U.S. Treasury, agency and government guaranteed securities	37	—	3	(3)	22	—	59
CMBS	139	(2)	72	(24)	128	(32)	281
Foreign government securities	401	(3)	53	19	—	(156)	314
ABS	2,712	(40)	302	827	93	(240)	3,654
State and political subdivision securities	69	—	4	9	—	(30)	52
Other fixed maturity securities	6	—	1	(2)	—	—	5

Total fixed maturity securities	$17,190	$(56)	$1,392	$(247)	$1,475	$(1,413)	$18,341

Equity securities:
Common stock	$136	$1	$4	$35	$2	$(8)	$170
Non-redeemable preferred stock	1,104	48	24	(259)	—	(8)	909

Total equity securities	$1,240	$49	$28	$(224)	$2	$(16)	$1,079

Trading securities	$83	$3	$—	$(12)	$37	$(18)	$93
Short-term investments	$23	$2	$—	$185	$—	$—	$210
Mortgage loans held-for-sale	$25	$(1)	$—	$—	$10	$(7)	$27
MSRs (5), (6)	$878	$(329)	$—	$158	$—	$—	$707
Net derivatives: (7)
Interest rate contracts	$7	$97	$13	$(12)	$—	$—	$105
Foreign currency contracts	108	28	—	(54)	—	(22)	60
Credit contracts	42	(10)	27	(13)	—	—	46
Equity market contracts	199	249	9	17	—	—	474

Total net derivatives	$356	$364	$49	$(62)	$—	$(22)	$685

Separate account assets (8)	$1,895	$94	$—	$(48)	$31	$(224)	$1,748

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Nine Months Ended September 30, 2010:
Liabilities:
Net embedded derivatives (9)	$1,455	$1,496	$163	$220	$—	$—	$3,334
Long-term debt of consolidated securitization entities (10)	$—	$(48)	$—	$232	$—	$—	$184
Trading liabilities	$—	$—	$—	$2	$—	$—	$2

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
	(In millions)

For the Nine Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$7,498	$(465)	$710	$(563)	$(250)	$6,930
RMBS	595	9	71	1,576	(41)	2,210
Foreign corporate securities	5,944	(303)	1,475	(312)	(1,448)	5,356
U.S. Treasury, agency and government guaranteed securities	88	—	—	(29)	(21)	38
CMBS	260	(36)	49	(16)	50	307
Foreign government securities	408	(45)	68	6	103	540
ABS	2,452	(50)	268	(257)	49	2,462
State and political subdivision securities	123	—	10	42	(23)	152
Other fixed maturity securities	40	1	—	(34)	—	7

Total fixed maturity securities	$17,408	$(889)	$2,651	$413	$(1,581)	$18,002

Equity securities:
Common stock	$105	$(1)	$5	$13	$—	$122
Non-redeemable preferred stock	1,274	(328)	400	(167)	—	1,179

Total equity securities	$1,379	$(329)	$405	$(154)	$—	$1,301

Trading securities	$175	$14	$—	$(130)	$—	$59
Short-term investments	$100	$(3)	$—	$(63)	$(5)	$29
Mortgage loans held-for-sale	$177	$(3)	$—	$1	$(155)	$20
MSRs (5), (6)	$191	$70	$—	$459	$—	$720
Net derivatives (7)	$2,547	$(1,498)	$(12)	$341	$12	$1,390
Separate account assets (8)	$1,758	$(212)	$—	$286	$89	$1,921

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Nine Months Ended September 30, 2009:
Liabilities:
Net embedded derivatives (9)	$2,929	$(1,294)	$35	$89	$—	$1,759
Trading liabilities	$—	$—	$—	$14	$—	$14

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses); while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

revenues. Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(5)	The additions and reductions (due to loan payments and sales) affecting MSRs were $169 million and ($31) million, respectively, for the three months ended September 30, 2010 and $275 million and ($117) million, respectively, for the nine months ended September 30, 2010. The additions and reductions (due to loan payments) affecting MSRs were $138 million and ($24) million, respectively, for the three months ended September 30, 2009 and $544 million and ($85) million, respectively, for the nine months ended September 30, 2009.

(6)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were ($91) million and $0, respectively, for the three months ended September 30, 2010, and ($329) million and $0, respectively, for the nine months ended September 30, 2010. The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were ($64) million and $0, respectively, for the three months ended September 30, 2009, and $70 million and $0, respectively, for the nine months ended September 30, 2009.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	The long-term debt at January 1, 2010 of the consolidated securitization entities is reported within the purchases, sales, issuances and settlements activity column of the rollforward.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the three months ended September 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6	$(20)	$—	$—	$—	$—	$(14)
RMBS	(5)	(6)	—	—	—	—	(11)
Foreign corporate securities	7	(25)	—	—	—	—	(18)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(2)	—	—	—	—	(1)
Foreign government securities	2	1	—	—	—	—	3
ABS	8	(17)	—	—	—	—	(9)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$19	$(69)	$—	$—	$—	$—	$(50)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	1	—	—	—	—	1

Total equity securities	$—	$—	$—	$—	$—	$—	$—

Trading securities	$9	$—	$—	$—	$—	$—	$9
Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(91)	$—	$—	$(91)
Net derivatives:
Interest rate contracts	$—	$—	$2	$14	$—	$—	$16
Foreign currency contracts	—	—	46	—	—	(1)	45
Credit contracts	—	—	12	—	—	—	12
Equity market contracts	(2)	—	(169)	—	—	—	(171)

Total net derivatives	$(2)	$—	$(109)	$14	$—	$(1)	$(98)

Liabilities:
Net embedded derivatives	$—	$—	$134	$—	$—	$—	$134
Long-term debt of consolidated securitization entities	$—	$37	$—	$—	$—	$—	$37

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
			(In millions)

For the Three Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$3	$(24)	$—	$—	$—	$—	$(21)
RMBS	12	(26)	—	—	—	—	(14)
Foreign corporate securities	(1)	(113)	—	—	—	—	(114)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	—	(31)	—	—	—	—	(31)
Foreign government securities	3	(1)	—	—	—	—	2
ABS	1	(15)	—	—	—	—	(14)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$18	$(210)	$—	$—	$—	$—	$(192)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(68)	—	—	—	—	(70)

Total equity securities	$(2)	$(69)	$—	$—	$—	$—	$(71)

Trading securities	$7	$—	$—	$—	$—	$—	$7
Short-term investments	$—	$(1)	$—	$—	$—	$—	$(1)
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(64)	$—	$—	$(64)
Net derivatives	$4	$—	$(576)	$33	$—	$—	$(539)
Liabilities:
Net embedded derivatives	$—	$—	$(543)	$—	$(7)	$—	$(550)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the nine months ended September 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Nine Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$21	$(15)	$—	$—	$—	$—	$6
RMBS	21	(6)	—	—	—	—	15
Foreign corporate securities	10	(42)	—	—	—	—	(32)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(3)	—	—	—	—	(2)
Foreign government securities	2	(5)	—	—	—	—	(3)
ABS	27	(67)	—	—	—	—	(40)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$82	$(138)	$—	$—	$—	$—	$(56)

Equity securities:
Common stock	$—	$1	$—	$—	$—	$—	$1
Non-redeemable preferred stock	—	48	—	—	—	—	48

Total equity securities	$—	$49	$—	$—	$—	$—	$49

Trading securities	$3	$—	$—	$—	$—	$—	$3
Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(329)	$—	$—	$(329)
Net derivatives:
Interest rate contracts	$—	$—	$36	$61	$—	$—	$97
Foreign currency contracts	—	—	32	—	—	(4)	28
Credit contracts	—	—	(10)	—	—	—	(10)
Equity market contracts	6	—	243	—	—	—	249

Total net derivatives	$6	$—	$301	$61	$—	$(4)	$364

Liabilities:
Net embedded derivatives	$—	$—	$(1,542)	$—	$46	$—	$(1,496)
Long-term debt of consolidated securitization entities	$—	$48	$—	$—	$—	$—	$48

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$11	$(476)	$—	$—	$—	$—	$(465)
RMBS	14	(5)	—	—	—	—	9
Foreign corporate securities	(4)	(299)	—	—	—	—	(303)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(37)	—	—	—	—	(36)
Foreign government securities	8	(53)	—	—	—	—	(45)
ABS	2	(52)	—	—	—	—	(50)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$33	$(922)	$—	$—	$—	$—	$(889)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(326)	—	—	—	—	(328)

Total equity securities	$(2)	$(327)	$—	$—	$—	$—	$(329)

Trading securities	$14	$—	$—	$—	$—	$—	$14
Short-term investments	$—	$(3)	$—	$—	$—	$—	$(3)
Mortgage loans held-for-sale	$—	$—	$—	$(3)	$—	$—	$(3)
MSRs	$—	$—	$—	$70	$—	$—	$70
Net derivatives	$(66)	$—	$(1,444)	$12	$—	$—	$(1,498)
Liabilities:
Net embedded derivatives	$—	$—	$1,369	$—	$(75)	$—	$1,294

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for the three months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at September 30, 2010
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$4	$(30)	$—	$—	$—	$—	$(26)
RMBS	(5)	—	—	—	—	—	(5)
Foreign corporate securities	5	(29)	—	—	—	—	(24)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(3)	—	—	—	—	(2)
Foreign government securities	2	—	—	—	—	—	2
ABS	8	(9)	—	—	—	—	(1)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$15	$(71)	$—	$—	$—	$—	$(56)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	—	—	—	—	—	—

Total equity securities	$—	$(1)	$—	$—	$—	$—	$(1)

Trading securities	$9	$—	$—	$—	$—	$—	$9
Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(74)	$—	$—	$(74)
Net derivatives:
Interest rate contracts	$—	$—	$1	$63	$—	$—	$64
Foreign currency contracts	—	—	37	—	—	—	37
Credit contracts	—	—	12	—	—	—	12
Equity market contracts	(2)	—	(169)	—	—	—	(171)

Total net derivatives	$(2)	$—	$(119)	$63	$—	$—	$(58)

Liabilities:
Net embedded derivatives	$—	$—	$126	$—	$—	$—	$126
Long-term debt of consolidated securitization entities	$—	$37	$—	$—	$—	$—	$37

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at September 30, 2009
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$5	$(13)	$—	$—	$—	$—	$(8)
RMBS	12	—	—	—	—	—	12
Foreign corporate securities	(1)	(45)	—	—	—	—	(46)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	—	(31)	—	—	—	—	(31)
Foreign government securities	3	—	—	—	—	—	3
ABS	1	(6)	—	—	—	—	(5)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$20	$(95)	$—	$—	$—	$—	$(75)

Equity securities:
Common stock	$—	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stock	(2)	(27)	—	—	—	—	(29)

Total equity securities	$(2)	$(27)	$—	$—	$—	$—	$(29)

Trading securities	$6	$—	$—	$—	$—	$—	$6
Short-term investments	$—	$—	$—	$—	$—	$—	$—
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(10)	$—	$—	$(10)
Net derivatives	$4	$—	$(574)	$49	$—	$—	$(521)
Liabilities:
Net embedded derivatives	$—	$—	$(545)	$—	$(7)	$—	$(552)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for the nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at September 30, 2010
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Nine Months Ended September 30, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$11	$(44)	$—	$—	$—	$—	$(33)
RMBS	21	—	—	—	—	—	21
Foreign corporate securities	9	(45)	—	—	—	—	(36)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(3)	—	—	—	—	(2)
Foreign government securities	6	—	—	—	—	—	6
ABS	26	(54)	—	—	—	—	(28)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$74	$(146)	$—	$—	$—	$—	$(72)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	—	—	—	—	—	—

Total equity securities	$—	$(2)	$—	$—	$—	$—	$(2)

Trading securities	$3	$—	$—	$—	$—	$—	$3
Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(1)	$—	$—	$(1)
MSRs	$—	$—	$—	$(294)	$—	$—	$(294)
Net derivatives:
Interest rate contracts	$—	$—	$36	$66	$—	$—	$102
Foreign currency contracts	—	—	31	—	—	—	31
Credit contracts	—	—	(9)	—	—	—	(9)
Equity market contracts	5	—	250	—	—	—	255

Total net derivatives	$5	$—	$308	$66	$—	$—	$379

Liabilities:
Net embedded derivatives	$—	$—	$(1,556)	$—	$46	$—	$(1,510)
Long-term debt of consolidated securitization entities	$—	$48	$—	$—	$—	$—	$48

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at September 30, 2009
		Net	Net
	Net	Investment	Derivatives		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$13	$(457)	$—	$—	$—	$—	$(444)
RMBS	14	1	—	—	—	—	15
Foreign corporate securities	(4)	(246)	—	—	—	—	(250)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—	—	—
CMBS	1	(51)	—	—	—	—	(50)
Foreign government securities	8	—	—	—	—	—	8
ABS	2	(103)	—	—	—	—	(101)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$35	$(856)	$—	$—	$—	$—	$(821)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	(2)	(172)	—	—	—	—	(174)

Total equity securities	$(2)	$(173)	$—	$—	$—	$—	$(175)

Trading securities	$16	$—	$—	$—	$—	$—	$16
Short-term investments	$—	$—	$—	$—	$—	$—	$—
Mortgage loans held-for-sale	$—	$—	$—	$(3)	$—	$—	$(3)
MSRs	$—	$—	$—	$50	$—	$—	$50
Net derivatives	$(66)	$—	$(1,405)	$49	$—	$—	$(1,422)
Liabilities:
Net embedded derivatives	$—	$—	$1,354	$—	$(75)	$—	$1,279

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Option — Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the fair value option at:

	September 30, 2010	December 31, 2009
	(In millions)

Unpaid principal balance	$2,051	$2,418
Excess of estimated fair value over unpaid principal balance	90	52

Carrying value at estimated fair value	$2,141	$2,470

Loans in non-accrual status	$2	$4
Loans more than 90 days past due	$3	$2
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(2)

Residential mortgage loans held-for-sale accounted for under the fair value option are initially measured at estimated fair value. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Such changes in estimated fair value for these loans were due to the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$(1)	$(1)	$(2)
Other changes in estimated fair value	139	149	400	457

Total gains (losses) recognized in other revenues	$138	$148	$399	$455

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company elected fair value accounting for the following assets and liabilities held by consolidated securitization entities: commercial mortgage loans, securities classified as trading securities and long-term debt. Information on the estimated fair value of the securities classified as trading securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the fair value option at:

September 30, 2010
(In millions)

Unpaid principal balance	$6,881
Excess of estimated fair value over unpaid principal balance	212

Carrying value at estimated fair value	$7,093

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the long-term debt carried under the fair value option related to both the commercial mortgage loans and securities classified as trading securities at:

September 30, 2010
(In millions)

Contractual principal balance	$6,852
Excess of estimated fair value over contractual principal balance	223

Carrying value at estimated fair value	$7,075

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

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended September 30,
	2010			2009
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$93	$93	$—	$88	$63	$(25)
Held-for-sale	27	28	1	35	33	(2)

Mortgage loans, net	$120	$121	$1	$123	$96	$(27)

Other limited partnership interests (2)	$3	$1	$(2)	$49	$36	$(13)
Real estate joint ventures (3)	$—	$—	$—	$49	$27	$(22)

	Nine Months Ended September 30,
	2010			2009
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
			(In millions)

Mortgage loans: (1)
Held-for-investment	$90	$93	$3	$176	$123	$(53)
Held-for-sale	28	28	—	41	38	(3)

Mortgage loans, net	$118	$121	$3	$217	$161	$(56)

Other limited partnership interests (2)	$28	$18	$(10)	$881	$527	$(354)
Real estate joint ventures (3)	$33	$8	$(25)	$186	$96	$(90)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $25 million at September 30, 2010.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $7 million at September 30, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

			Estimated
	Notional	Carrying	Fair
September 30, 2010	Amount	Value	Value
	(In millions)

Assets
Mortgage loans: (1)
Held-for-investment		$50,005	$51,331
Held-for-sale		699	699

Mortgage loans, net		$50,704	$52,030
Policy loans		$10,230	$12,173
Real estate joint ventures (2)		$110	$132
Other limited partnership interests (2)		$1,575	$1,754
Short-term investments (3)		$310	$310
Other invested assets (2)		$912	$912
Cash and cash equivalents		$14,557	$14,557
Accrued investment income		$3,469	$3,469
Premiums, reinsurance and other receivables (2)		$3,272	$3,744
Other assets (2)		$425	$394
Liabilities
Policyholder account balances (2)		$100,287	$106,415
Payables for collateral under securities loaned and other transactions		$31,891	$31,891
Bank deposits		$9,362	$9,415
Short-term debt		$2,057	$2,057
Long-term debt (2)		$17,404	$19,037
Collateral financing arrangements		$5,297	$2,484
Junior subordinated debt securities		$3,191	$3,415
Other liabilities (2)		$3,829	$3,829
Separate account liabilities (2)		$40,538	$40,538
Commitments (4)
Mortgage loan commitments	$3,225	$—	$(2)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,053	$—	$73

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Mortgage loans: (1)
Held-for-investment		$48,181	$46,315
Held-for-sale		258	258

Mortgage loans, net		$48,439	$46,573
Policy loans		$10,061	$11,294
Real estate joint ventures (2)		$115	$127
Other limited partnership interests (2)		$1,571	$1,581
Short-term investments (3)		$201	$201
Other invested assets (2)		$1,241	$1,284
Cash and cash equivalents		$10,112	$10,112
Accrued investment income		$3,173	$3,173
Premiums, reinsurance and other receivables (2)		$3,375	$3,532
Other assets (2)		$425	$440
Liabilities
Policyholder account balances (2)		$97,131	$96,735
Payables for collateral under securities loaned and other transactions		$24,196	$24,196
Bank deposits		$10,211	$10,300
Short-term debt		$912	$912
Long-term debt (2)		$13,185	$13,831
Collateral financing arrangements		$5,297	$2,877
Junior subordinated debt securities		$3,191	$3,167
Other liabilities (2)		$1,788	$1,788
Separate account liabilities (2)		$32,171	$32,171
Commitments (4)
Mortgage loan commitments	$2,220	$—	$(48)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,261	$—	$(52)

(1)	Mortgage loans held-for-investment as presented in the tables above differ from the amount presented in the consolidated balance sheets because these tables do not include commercial mortgage loans held by consolidated securitization entities. Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets because these tables do not include residential mortgage loans held-for-sale accounted for under the fair value option.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because these tables do not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, trading securities, trading securities held by consolidated securitization entities, mortgage loans held by consolidated securitization entities, mortgage loans held-for-sale accounted for under the fair value option, MSRs, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets, long-term debt of consolidated securitization entities and trading liabilities. These assets and liabilities are described in the section “— Recurring Fair Value Measurements” and, therefore, are excluded from the tables above. The estimated fair value for these financial instruments approximates carrying value.

Mortgage loans

These mortgage loans are principally comprised of commercial and agricultural mortgage loans, which are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage and consumer loans are generally purchased from third parties for investment purposes and are principally carried at amortized cost, while those originated for sale and not carried under the fair value option are carried at the lower of cost or estimated fair value. The estimated fair values of these mortgage loans are determined as follows:

Mortgage loans held-for-investment.  For commercial and agricultural mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined from observable pricing for similar loans.

Mortgage loans held-for-sale.  Certain mortgage loans previously classified as held-for-investment have been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models. For residential mortgage loans originated for sale, the estimated fair value is determined principally from observable market pricing or from internal models.

Policy loans

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

Other invested assets

Other invested assets within the preceding tables are principally comprised of an investment in a funding agreement, funds withheld and various interest-bearing assets held in foreign subsidiaries.

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

Premiums, reinsurance and other receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table. The estimated fair value is determined as the present value of expected future cash flows under the related contracts, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Other assets

Other assets in the preceding tables is a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. With the exception of the receivable for cash paid to the unaffiliated financial institution, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represents the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

Policyholder account balances

Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented in the previous section labeled “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Bank deposits

Due to the frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using a discount rate based on an average market rate for certificates of deposit being offered by a representative group of large financial institutions at the date of the valuation.

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

Other liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable; amounts due for securities purchased but not yet settled; and amounts payable under certain assumed reinsurance contracts recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

Separate account liabilities

Separate account liabilities included in the preceding tables represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance; funding agreements related to group life contracts; and certain contracts that provide for benefit funding.

Separate account liabilities are recognized in the consolidated balance sheets at an equivalent value of the related separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized investment gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Mortgage loan commitments and commitments to fund bank credit facilities, bridge loans and private corporate bond investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment reflected in the above tables represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

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

Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. The policyholder dividend obligation increased to $2,014 million at September 30, 2010, from zero at December 31, 2009, as a result of recent unrealized gains in the closed block. Amortization of the closed block DAC, which resides outside of the closed block, is based upon cumulative actual and expected earnings within the closed block. Accordingly, the Company’s net income continues to be sensitive to the actual performance of the closed block.

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	September 30, 2010	December 31, 2009
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,409	$43,576
Other policyholder funds	305	307
Policyholder dividends payable	699	615
Policyholder dividend obligation	2,014	—
Other liabilities	651	576

Total closed block liabilities	47,078	45,074

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost:
$27,318 and $27,129, respectively)	30,217	27,375
Equity securities available-for-sale, at estimated fair value (cost: $110 and $204, respectively)	107	218
Mortgage loans	6,064	6,200
Policy loans	4,609	4,538
Real estate and real estate joint ventures held-for-investment	331	321
Short-term investments	—	1
Other invested assets	588	463

Total investments	41,916	39,116
Cash and cash equivalents	207	241
Accrued investment income	538	489
Premiums, reinsurance and other receivables	75	78
Current income tax recoverable	100	112
Deferred income tax assets	307	612

Total assets designated to the closed block	43,143	40,648

Excess of closed block liabilities over assets designated to the closed block	3,935	4,426

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $1,015 and $89, respectively	1,884	166
Unrealized gains (losses) on derivative instruments, net of income tax of $5 and ($3), respectively	9	(5)
Allocated to policyholder dividend obligation, net of income tax of ($705) and $0, respectively	(1,309)	—

Total amounts included in accumulated other comprehensive income (loss)	584	161

Maximum future earnings to be recognized from closed block assets and liabilities	$4,519	$4,587

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months	Year
	Ended	Ended
	September 30, 2010	December 31, 2009
	(In millions)

Balance, beginning of period	$—	$—
Change in unrealized investment and derivative gains (losses)	2,014	—

Balance, end of period	$2,014	$—

Information regarding the closed block revenues and expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Revenues
Premiums	$593	$649	$1,776	$1,953
Net investment income	571	547	1,714	1,633
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5)	(12)	(23)	(69)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	6	—	14
Other net investment gains (losses)	3	105	42	298

Total net investment gains (losses)	(2)	99	19	243
Net derivatives gains (losses)	(36)	(47)	(22)	(132)

Total revenues	1,126	1,248	3,487	3,697

Expenses
Policyholder benefits and claims	758	800	2,262	2,412
Policyholder dividends	329	375	974	1,114
Other expenses	50	50	151	154

Total expenses	1,137	1,225	3,387	3,680

Revenues, net of expenses before provision for income tax expense (benefit)	(11)	23	100	17
Provision for income tax expense (benefit)	(5)	6	32	3

Revenues, net of expenses and provision for income tax expense (benefit)	$(6)	$17	$68	$14

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The change in the maximum future earnings of the closed block was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Balance, end of period	$4,519	$4,504	$4,519	$4,504
Balance, beginning of period	4,513	4,521	4,587	4,518

Change during period	$6	$(17)	$(68)	$(14)

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

Senior Notes

On August 6, 2010, in anticipation of the Acquisition (see Note 1), MetLife, Inc. issued senior notes as follows:

•	$1,000 million senior notes due February 6, 2014, which bear interest at a fixed rate of 2.375%, payable semiannually;

•	$1,000 million senior notes due February 8, 2021, which bear interest at a fixed rate of 4.75%, payable semiannually;

•	$750 million senior notes due February 6, 2041, which bear interest at a fixed rate of 5.875%, payable semiannually; and

•	$250 million floating rate senior notes due August 6, 2013, which bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 1.25%, payable quarterly.

In connection with these offerings, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

Advances from the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of NY and held $240 million and $124 million of common stock of the FHLB of NY at September 30, 2010 and December 31, 2009, respectively, which is included in equity securities. MetLife Bank has also entered into an advances agreement with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreement. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $5.0 billion and $2.4 billion at September 30, 2010 and December 31, 2009, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the nine months ended September 30, 2010 and 2009, MetLife Bank received advances related to long-term borrowings totaling $1.6 billion and $950 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FHLB of NY of $219 million and $220 million related to long-term borrowings for the nine months ended September 30, 2010 and 2009, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $7.7 billion and $5.5 billion at September 30, 2010 and December 31, 2009, respectively.

Credit and Committed Facilities

As a result of the offerings of senior notes (see “— Senior Notes”) and common stock (see Note 10), the commitment letter for a $5.0 billion senior credit facility, which the Company signed on March 16, 2010 to partially finance the Acquisition, was terminated. During March 2010, the Company paid $28 million in fees related to this senior credit facility, all of which were expensed during the nine months ended September 30, 2010. See Note 11.

See Note 15 for discussion of the senior unsecured credit facilities entered into in October 2010.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2010.

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

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the nine months ended September 30, 2010 and 2009, MLIC received approximately 4,800 and 2,800 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2010.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. On April 15, 2010, the Company and the Office of the U.S. Attorney for the Southern District of California signed an agreement that resolved the U.S. Attorney’s investigation concerning payments that the Company had made to the insurance broker Universal Life Resources prior to 2005. Among other things, the agreement required the Company to make a $13.5 million payment, which it made in April 2010. The Florida insurance regulator has initiated discussions with the Company regarding its investigation of contingent payments made to brokers. Attorneys general from 50 states and several state banking and mortgage regulators announced a multistate joint investigation of mortgage servicers to determine whether inaccurate affidavits or other documents were submitted in support of foreclosure proceedings. MetLife Bank, and specifically its mortgage servicing department within MetLife Home Loans, received requests for information from some of these state attorneys general and other regulators. Also, the Office of the Comptroller of the Currency and other federal banking regulators are conducting examinations of foreclosure practices at major financial institutions that service residential mortgage loans, including MetLife Bank. It is possible that additional state or federal regulators or legislative bodies may pursue similar investigations or make related inquiries.

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

In July 2010, MSI resolved two regulatory matters that had been brought by the Illinois Department of Securities. MSI signed a stipulation as to the first matter and a settlement agreement as to the second matter with the Illinois Department of Securities. In January 2008, MSI had received notice of the commencement of an administrative action by the Illinois Department of Securities asserting possible violations of the Illinois Securities Act. In December 2008, MSI had received a Notice of Hearing from the Illinois Department of Securities also asserting possible violations of the Illinois Securities Act.

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

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife and other insurance carriers. The Company received the subpoena on July 30, 2010. The Company also has received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under ERISA.

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008).  This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special or confidential

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

relationship claim to go forward. On September 9, 2010, the court granted MLIC’s motion for summary judgment. On September 20, 2010, plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed December 4, 2008).  This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On November 24, 2009, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit alleges breach of contract, breach of a common law fiduciary duty, breach of duties arising from a special or confidential relationship, and breach of the covenant of good faith and fair dealing arising from MLIC’s use of the TCA to pay life insurance benefits under the FEGLI program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. MLIC has not yet filed a response to the complaint.

Demutualization Actions

The Company was a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. On March 2, 2010 and March 23, 2010, the federal and state courts respectively entered final judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement. On June 28, 2010, the United States Court of Appeals for the Second Circuit dismissed the only notice of appeal filed with respect to the settlement. In August 2010, MetLife made all payments required under the settlement.

Other Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut (“MICC”), in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MICC and the district court’s order denying defendant’s post-trial motions. On October 14, 2010, the Second Circuit issued an order denying defendant’s petition for rehearing of its appeal. On October 20, 2010, the defendant paid MICC approximately $42 million, which represents the judgment amount due to MICC. This lawsuit is now fully resolved.

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

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On May 14, 2010, the United States Court of Appeals for the Eleventh Circuit issued a decision affirming the district court’s dismissal of the lawsuit. Since the plaintiffs have not sought Supreme Court review of the Eleventh Circuit’s decision within the required time period, the dismissal is final.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district class action proceeding, plaintiffs’ complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007 and January 2008, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust, the RICO, and the ERISA claims. In February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. On August 16, 2010, the United States Court of Appeals for the Third Circuit affirmed the district court’s orders dismissing the RICO and federal antitrust claims against the Holding Company, MLIC and other employee benefit insurers. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. These tenants claim that the Company, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. The defendants appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The lawsuit has returned to the trial court where, following the court’s denial of the Company’s motion to dismiss on August 5, 2010, the Company continues to vigorously defend against the claims.

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life asks that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Sun Life’s appeal from the order dismissing its claim is pending. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in this lawsuit.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.7 billion and $4.1 billion at September 30, 2010 and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $5.0 billion and $2.7 billion at September 30, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.2 billion and $2.2 billion at September 30, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.1 billion and $1.3 billion at September 30, 2010 and December 31, 2009, respectively.

Guarantees

During the nine months ended September 30, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both September 30, 2010 and December 31, 2009 for indemnities, guarantees and commitments.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)

Service cost	$45	$44	$133	$130	$4	$6	$13	$17
Interest cost	99	98	298	296	28	31	84	94
Settlement and curtailment cost	1	—	8	—	—	—	—	—
Expected return on plan assets	(113)	(111)	(337)	(331)	(19)	(18)	(59)	(55)
Amortization of net actuarial (gains) losses	49	57	147	170	9	10	28	31
Amortization of prior service cost (credit)	2	3	5	7	(21)	(9)	(62)	(27)

Net periodic benefit cost	$83	$91	$254	$272	$1	$20	$4	$60

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)

Amortization of net actuarial (gains) losses	$49	$57	$147	$170	$9	$10	$28	$31
Amortization of prior service cost (credit)	2	3	5	7	(21)	(9)	(62)	(27)

Subtotal	51	60	152	177	(12)	1	(34)	4
Deferred income tax expense (benefit)	(17)	(20)	(53)	(60)	3	—	29	(1)

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$34	$40	$99	$117	$(9)	$1	$(5)	$3

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2010; however, the Subsidiaries made discretionary contributions of $255 million to the Subsidiaries’ qualified pension plans as of September 30, 2010. The Subsidiaries do not expect to make any further discretionary contributions during 2010. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Equity

Common Stock

In anticipation of the Acquisition (see Note 1), on August 6, 2010, MetLife, Inc. issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3,623 million. In connection with the offering of common stock, MetLife, Inc. incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in-capital.

See Note 15 for a discussion of additional common stock issued in November 2010 in connection with the Acquisition.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Other Expenses

Information on other expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Compensation	$920	$942	$2,812	$2,872
Commissions	878	815	2,538	2,538
Interest and debt issue costs	397	284	1,155	799
Interest credited to bank deposits	33	37	108	120
Capitalization of DAC	(778)	(722)	(2,289)	(2,265)
Amortization of DAC and VOBA	579	202	2,201	838
Rent, net of sublease income	96	112	291	328
Insurance tax	138	144	394	412
Other	733	729	2,148	1,934

Total other expenses	$2,996	$2,543	$9,358	$7,576

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $103 million and $312 million, for the three months and nine months ended September 30, 2010, respectively, and $0 for both the three months and nine months ended September 30, 2009 (see Note 3), and interest expense on tax audits of $0 and $19 million, for the three months and nine months ended September 30, 2010, respectively, and $10 million and $24 million, for the three months and nine months ended September 30, 2009, respectively.

Costs Related to Acquisition

Related to the Acquisition (see Note 1), the Company incurred $21 million and $63 million of transaction costs, which primarily consisted of investment banking and legal fees, for the three months and nine months ended September 30, 2010, respectively. Such costs were included in other expenses.

Integration-related expenses incurred for the three months and nine months ended September 30, 2010 and included in other expenses were $54 million and $96 million, respectively. As the integration of the Alico Business is an enterprise-wide initiative, the expenses were incurred within Banking, Corporate & Other.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Balance, beginning of period	$20	$36	$36	$86
Severance charges	2	34	15	72
Change in severance charge estimates	(3)	—	(1)	(1)
Cash payments	(12)	(22)	(43)	(109)

Balance, end of period	$7	$48	$7	$48

Restructuring charges incurred in current period	$(1)	$34	$14	$71

Total restructuring charges incurred since inception of program	$191	$172	$191	$172

For the three months and nine months ended September 30, 2010, the change in severance charge estimates of ($3) million and ($1) million, respectively, and for the three months and nine months ended September 30, 2009, of $0 and ($1) million, respectively, was due to changes in estimates for variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In addition to the above charges, the Company has recognized lease charges of $28 million associated with the consolidation of office space since inception of the program.

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the fourth quarter of 2010. However, such restructuring plans were not sufficiently developed to enable the Company to make an estimate of such restructuring charges at September 30, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except share and per common share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	875,782,191	821,764,490	840,375,518	817,302,327
Incremental common shares from assumed:
Exercise or issuance of stock-based awards (1)	7,317,973	—	6,950,540	—

Weighted average common stock outstanding for diluted earnings per common share	883,100,164	821,764,490	847,326,058	817,302,327

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$322	$(624)	$2,696	$(2,628)
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	4	(5)	(7)	(25)
Less: Preferred stock dividends	30	30	91	91

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$288	$(649)	$2,612	$(2,694)

Basic	$0.33	$(0.79)	$3.10	$(3.30)

Diluted	$0.32	$(0.79)	$3.08	$(3.30)

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$(2)	$(1)	$5	$37
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(2)	$(1)	$5	$37

Basic	$—	$—	$0.01	$0.05

Diluted	$—	$—	$0.01	$0.05

Net Income (Loss):
Net income (loss)	$320	$(625)	$2,701	$(2,591)
Less: Net income (loss) attributable to noncontrolling interests	4	(5)	(7)	(25)
Less: Preferred stock dividends	30	30	91	91

Net income (loss) available to MetLife, Inc.’s common shareholders	$286	$(650)	$2,617	$(2,657)

Basic	$0.33	$(0.79)	$3.11	$(3.25)

Diluted	$0.32	$(0.79)	$3.09	$(3.25)

(1)	For the three months and nine months ended September 30, 2009, 5,540,339 shares and 3,575,086 shares, respectively, related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Business Segment Information

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

Banking, Corporate & Other contains the excess capital not allocated to the operating segments, the results of operations of MetLife Bank, various start-up entities and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Banking, Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivatives gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivatives gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations and noncontrolling interests; (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net investment gains (losses) and net derivatives gains (losses); and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are VIEs as required under GAAP.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months and nine months ended September 30, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Banking, Corporate & Other.

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Three Months Ended September 30, 2010	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,234	$128	$501	$740	$5,603	$956	$3	$6,562	$—	$6,562
Universal life and investment-type product policy fees	539	554	58	—	1,151	302	—	1,453	—	1,453
Net investment income	1,515	777	1,295	51	3,638	474	225	4,337	54	4,391
Other revenues	185	56	59	8	308	7	309	624	—	624
Net investment gains (losses)	—	—	—	—	—	—	—	—	(342)	(342)
Net derivatives gains (losses)	—	—	—	—	—	—	—	—	(244)	(244)

Total revenues	6,473	1,515	1,913	799	10,700	1,739	537	12,976	(532)	12,444

Expenses
Policyholder benefits and claims and policyholder dividends	4,685	456	1,120	506	6,767	852	(4)	7,615	174	7,789
Interest credited to policyholder account balances	243	393	381	—	1,017	244	—	1,261	5	1,266
Interest credited to bank deposits	—	—	—	—	—	—	33	33	—	33
Capitalization of DAC	(204)	(270)	(6)	(118)	(598)	(180)	—	(778)	—	(778)
Amortization of DAC and VOBA	221	98	4	110	433	110	(1)	542	37	579
Interest expense	—	1	2	—	3	(1)	292	294	103	397
Other expenses	998	607	121	200	1,926	519	278	2,723	42	2,765

Total expenses	5,943	1,285	1,622	698	9,548	1,544	598	11,690	361	12,051

Provision for income tax expense (benefit)	185	81	102	20	388	4	(14)	378	(307)	71

Operating earnings	$345	$149	$189	$81	$764	$191	$(47)	908

Adjustments to:
Total revenues								(532)
Total expenses								(361)
Provision for income tax (expense) benefit								307

Income (loss) from continuing operations, net of income tax								$322		$322

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Three Months Ended September 30, 2009	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,222	$140	$639	$727	$5,728	$868	$5	$6,601	$—	$6,601
Universal life and investment-type product policy fees	533	466	34	—	1,033	222	—	1,255	(4)	1,251
Net investment income	1,437	749	1,210	45	3,441	395	120	3,956	(33)	3,923
Other revenues	221	61	34	8	324	4	274	602	—	602
Net investment gains (losses)	—	—	—	—	—	—	—	—	(732)	(732)
Net derivatives gains (losses)	—	—	—	—	—	—	—	—	(1,407)	(1,407)

Total revenues	6,413	1,416	1,917	780	10,526	1,489	399	12,414	(2,176)	10,238

Expenses
Policyholder benefits and claims and policyholder dividends	4,745	424	1,192	483	6,844	705	—	7,549	63	7,612
Interest credited to policyholder account balances	240	431	390	—	1,061	198	—	1,259	(1)	1,258
Interest credited to bank deposits	—	—	—	—	—	—	37	37	—	37
Capitalization of DAC	(218)	(223)	(5)	(112)	(558)	(164)	—	(722)	—	(722)
Amortization of DAC and VOBA	145	42	3	107	297	79	—	376	(174)	202
Interest expense	—	—	1	—	1	3	270	274	—	274
Other expenses	1,048	580	128	189	1,945	481	297	2,723	29	2,752

Total expenses	5,960	1,254	1,709	667	9,590	1,302	604	11,496	(83)	11,413

Provision for income tax expense (benefit)	151	57	68	27	303	34	(167)	170	(721)	(551)

Operating earnings	$302	$105	$140	$86	$633	$153	$(38)	748

Adjustments to:
Total revenues								(2,176)
Total expenses								83
Provision for income tax (expense) benefit								721

Income (loss) from continuing operations, net of income tax								$(624)		$(624)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Nine Months Ended September 30, 2010	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$12,874	$402	$1,875	$2,177	$17,328	$2,744	$6	$20,078	$—	$20,078
Universal life and investment-type product policy fees	1,634	1,628	169	—	3,431	908	—	4,339	6	4,345
Net investment income	4,514	2,313	3,878	156	10,861	1,221	691	12,773	49	12,822
Other revenues	562	158	182	14	916	12	753	1,681	—	1,681
Net investment gains (losses)	—	—	—	—	—	—	—	—	(324)	(324)
Net derivatives gains (losses)	—	—	—	—	—	—	—	—	1,278	1,278

Total revenues	19,584	4,501	6,104	2,347	32,536	4,885	1,450	38,871	1,009	39,880

Expenses
Policyholder benefits and claims and policyholder dividends	14,253	859	3,625	1,506	20,243	2,529	(11)	22,761	348	23,109
Interest credited to policyholder account balances	714	1,204	1,100	—	3,018	437	—	3,455	3	3,458
Interest credited to bank deposits	—	—	—	—	—	—	108	108	—	108
Capitalization of DAC	(627)	(766)	(17)	(339)	(1,749)	(540)	—	(2,289)	—	(2,289)
Amortization of DAC and VOBA	666	603	12	328	1,609	330	(1)	1,938	263	2,201
Interest expense	—	1	6	—	7	2	815	824	312	1,136
Other expenses	3,021	1,760	370	572	5,723	1,534	825	8,082	120	8,202

Total expenses	18,027	3,661	5,096	2,067	28,851	4,292	1,736	34,879	1,046	35,925

Provision for income tax expense (benefit)	545	294	353	54	1,246	106	(185)	1,167	92	1,259

Operating earnings	$1,012	$546	$655	$226	$2,439	$487	$(101)	2,825

Adjustments to:
Total revenues								1,009
Total expenses								(1,046)
Provision for income tax (expense) benefit								(92)

Income (loss) from continuing operations, net of income tax								$2,696		$2,696

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Nine Months Ended September 30, 2009	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$12,658	$431	$1,658	$2,175	$16,922	$2,366	$11	$19,299	$—	$19,299
Universal life and investment-type product policy fees	1,659	1,219	135	—	3,013	658	—	3,671	(21)	3,650
Net investment income	4,131	2,096	3,500	134	9,861	922	306	11,089	(175)	10,914
Other revenues	579	125	172	22	898	8	822	1,728	—	1,728
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2,790)	(2,790)
Net derivatives gains (losses)	—	—	—	—	—	—	—	—	(4,084)	(4,084)

Total revenues	19,027	3,871	5,465	2,331	30,694	3,954	1,139	35,787	(7,070)	28,717

Expenses
Policyholder benefits and claims and policyholder dividends	14,193	1,102	3,311	1,454	20,060	1,853	3	21,916	82	21,998
Interest credited to policyholder account balances	704	1,261	1,258	—	3,223	435	—	3,658	(3)	3,655
Interest credited to bank deposits	—	—	—	—	—	—	120	120	—	120
Capitalization of DAC	(637)	(837)	(13)	(329)	(1,816)	(449)	—	(2,265)	—	(2,265)
Amortization of DAC and VOBA	516	324	12	328	1,180	272	2	1,454	(616)	838
Interest expense	3	1	3	—	7	6	762	775	—	775
Other expenses	3,132	1,820	355	570	5,877	1,253	915	8,045	63	8,108

Total expenses	17,911	3,671	4,926	2,023	28,531	3,370	1,802	33,703	(474)	33,229

Provision for income tax expense (benefit)	374	70	179	70	693	142	(414)	421	(2,305)	(1,884)

Operating earnings	$742	$130	$360	$238	$1,470	$442	$(249)	1,663

Adjustments to:
Total revenues								(7,070)
Total expenses								474
Provision for income tax (expense) benefit								2,305

Income (loss) from continuing operations, net of income tax								$(2,628)		$(2,628)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	September 30, 2010	December 31, 2009
	(In millions)

U.S. Business:
Insurance Products	$142,852	$132,717
Retirement Products	162,956	148,756
Corporate Benefit Funding	179,666	159,270
Auto & Home	5,819	5,517

Total	491,293	446,260
International	41,321	33,923
Banking, Corporate & Other	84,641	59,131

Total	$617,255	$539,314

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months and nine months ended September 30, 2010 and 2009. Operating revenues from U.S. operations were $11.2 billion and $33.4 billion for the three months and nine months ended September 30, 2010, respectively, each of which represented 86% of consolidated operating revenues. Operating revenues from U.S. operations were $10.7 billion and $31.2 billion for the three months and nine months ended September 30, 2009, respectively, which represented 86% and 87%, respectively, of consolidated operating revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was ($8) million and ($1) million for the three months and nine months ended September 30, 2010, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2009, respectively.

The carrying value of real estate related to discontinued operations was $9 million and $44 million at September 30, 2010 and December 31, 2009, respectively.

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

Nine Months
Ended
September 30,
2009
(In millions)

Total revenues	$25
Total expenses	19

Income before provision for income tax	6
Provision for income tax	2

Income from operations of discontinued operations, net of income tax	4
Gain on disposal, net of income tax	32

Income from discontinued operations, net of income tax	$36

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15.	Subsequent Events

Acquisition of the Alico Business

Description of Transaction

As discussed in Note 1, on November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of ALICO and DelAm from ALICO Holdings. ALICO is one of the largest and most diversified international life insurance companies in the world, providing consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions. MetLife believes that the Acquisition will significantly broaden MetLife’s diversification by product, distribution and geography, meaningfully accelerate MetLife’s global growth strategy, and create the opportunity to build an international franchise leveraging the key strengths of the Alico Business.

Fair Value of Consideration Transferred

The table below details the fair value of the consideration transferred in connection with the Acquisition:

(In millions)

Cash	$7,203
MetLife, Inc.’s common stock (78,239,712 shares at $40.90 per share)	3,200
MetLife, Inc.’s Series B contingent convertible junior participating non-cumulative perpetual preferred stock (1)	2,805
MetLife, Inc.’s equity units ($3.0 billion aggregate stated amount) (2)	3,189

Total fair value of consideration transferred	$16,397

(1)	Consists of 6,857,000 shares convertible into approximately 68,570,000 shares (valued at $40.90 per share at the time of the Acquisition) of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders.

(2)	The equity units, which are mandatorily convertible securities, will initially consist of (i) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing of the Acquisition), for a fixed amount per purchase contract, (an aggregate of $1.0 billion on each settlement date) and (ii) an interest in each of three series of senior debt securities (Series A, B and C) of MetLife, Inc. At future dates, the Series A, B and C debt securities will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the purchase contracts.

The aggregate amount of MetLife, Inc.’s common stock to be issued to ALICO Holdings in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) (together with $3.0 billion aggregate stated amount of equity units of MetLife, Inc., the “Securities”) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to ALICO Holdings certain rights and sets forth certain agreements with respect to ALICO Holdings’ ownership, voting and transfer of the Securities. ALICO Holdings has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Allocation of Consideration and Pro Forma Impact of the Acquisition

Due to limited access to ALICO and DelAm information prior to the closing date and the limited time since the closing date, the initial accounting for the Acquisition is incomplete. As a result, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed, including the information required for indemnification assets, contingent liabilities, goodwill and pro forma revenues and earnings of the combined entity. The Company will include this information in its Annual Report on Form 10-K for the year ended December 31, 2010.

Other Events

Credit Facilities

In October 2010, the Holding Company and MetLife Funding, Inc. entered into a three-year, $3.0 billion senior unsecured credit facility and a 364-day, $1.0 billion senior unsecured credit facility, both with various financial institutions. These facilities replaced the $2.85 billion credit facility amended and restated in December 2008 and the $1.5 billion committed facility entered into in December 2009. Proceeds are available to be used for general corporate purposes, including to support their commercial paper programs, for the issuance of letters of credit and to support variable annuity policy and reinsurance reserve requirements. The Holding Company and MetLife Funding, Inc. incurred costs of $11 million related to the credit facilities, which have been capitalized and included in other assets. These costs will be amortized over the terms of the facilities. The Holding Company did not have any deferred financing costs associated with the replaced credit agreements.

Common Stock Dividend

On October 26, 2010, the Company’s Board of Directors approved an annual dividend for 2010 of $0.74 per common share payable on December 14, 2010 to stockholders of record as of November 9, 2010. The Company estimates the aggregate dividend payment to be $782 million.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivatives gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivatives gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations and noncontrolling interests; (iii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and changes in the policyholder dividend obligation related to net investment gains (losses) and net derivatives gains (losses); and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances (“PABs”) but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are variable interest entities (“VIEs”) as required under GAAP.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our businesses. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax. Reconciliations of operating earnings and operating earnings available to common shareholders to GAAP income (loss) from continuing operations, net of income tax, the most directly comparable GAAP measure, are included in “— Results of Operations.”

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Asia Pacific and Europe, Middle East and India (“EMEI”) regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement and savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which is comprised of MetLife Bank, National Association (“MetLife Bank”) and other business activities.

On November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of American Life Insurance Company (“ALICO”) and Delaware American Life Insurance Company (“DelAm”) from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc., (collectively, the “Acquisition”) pursuant to a stock purchase agreement dated as of March 7, 2010, as amended (the “Stock Purchase Agreement”) with ALICO Holdings and American International Group, Inc. The business acquired in the Acquisition (the “Alico Business”) provides consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions. See “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business.”

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Income (loss) from continuing operations, net of income tax	$322	$(624)	$2,696	$(2,628)
Less: Net investment gains (losses)	(342)	(732)	(324)	(2,790)
Less: Net derivatives gains (losses)	(244)	(1,407)	1,278	(4,084)
Less: Adjustments to continuing operations(1)	(307)	46	(991)	278
Less: Provision for income tax (expense) benefit	307	721	(92)	2,305

Operating earnings	908	748	2,825	1,663
Less: Preferred stock dividends	30	30	91	91

Operating earnings available to common shareholders	$878	$718	$2,734	$1,572

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended September 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $946 million to income of $322 million from a loss of $624 million in the comparable 2009 period. The change was predominantly due to a $1.2 billion favorable change in net derivatives gains (losses), before income tax, from losses of $1.4 billion in the third quarter of 2009 to losses of $244 million in the 2010 period. In addition, there was a $390 million favorable change in net investment gains (losses), before income tax, from losses of $732 million in the third quarter of 2009 to losses of $342 million in the 2010 period. Offsetting this variance were unfavorable changes in adjustments related to continuing operations of $353 million, before income tax, and $414 million of income tax, resulting in a total favorable variance of $786 million. In addition, operating earnings available to common shareholders increased $160 million to $878 million in the current year period from $718 million in the prior year period.

The favorable change in net derivatives gains (losses) of $756 million was primarily driven by net gains on embedded derivatives in the current period as compared to net losses in the prior period and smaller losses on freestanding derivatives in the current period as compared to the prior period. The favorable change in net investment gains (losses) of $254 million was primarily driven by a decrease in impairments and a decrease in the mortgage loan valuation allowance. These favorable changes in gains (losses) were partially offset by an unfavorable change of $134 million in related adjustments.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $160 million increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees. These increases were partially offset by an increase in amortization of DAC, VOBA and deferred sales inducements (“DSI”) as a result of higher current period gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions, as well as an increase in average separate account balances.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $5.3 billion to income of $2.7 billion from a loss of $2.6 billion in the comparable 2009 period. The change was predominantly due to a $5.4 billion favorable change in net derivatives gains (losses), before income tax, from losses of $4.1 billion in the first nine months of 2009 to gains of $1.3 billion in the 2010 period. In addition, there was a $2.5 billion favorable change in net investment gains (losses), before income tax, from losses of $2.8 billion in the first nine months of 2009 to losses of $324 million in the 2010 period. Offsetting this variance were unfavorable changes in adjustments related to continuing operations of $1.3 billion, before income tax, and $2.4 billion of income tax, resulting in a total favorable variance of $4.2 billion. In addition, operating earnings available to common shareholders increased $1.2 billion to $2.7 billion in the current year period from $1.5 billion in the prior year period.

The favorable change in net derivatives gains (losses) of $3.5 billion was primarily driven by net gains on freestanding derivatives in the current period compared to net losses in the prior period, partially offset by an unfavorable change in embedded derivatives from gains in the prior period to losses in the current period. The favorable change in net investment gains (losses) of $1.6 billion was primarily driven by a decrease in impairments and a decrease in the mortgage loan valuation allowance. These favorable changes in gains (losses) were partially offset by an unfavorable change of $547 million in related adjustments.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $1.2 billion increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees, as well as a decrease in variable annuity guarantee benefit costs. These increases were partially offset by an increase in amortization of DAC, VOBA and DSI as a result of higher current period gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions, as well as an increase in average separate account balances. The favorable impact of a reduction in discretionary spending associated with our enterprise-wide cost reduction and revenue enhancement initiative was more than offset by an increase in other expenses related to our International business, which primarily stemmed from the impact of a benefit recorded in the prior year period related to the pesification in Argentina, as well as current period business growth in the segment.

Consolidated Company Outlook

During 2010, we continue to see meaningful earnings recovery for the Company in comparison to 2009, driven primarily by the following:

•	Continued growth in premiums, fees & other revenues for the full year of 2010 of approximately 3% over 2009 primarily from the following businesses:

•	Higher fees earned on separate accounts, as the recovery in the equity market continues, relative to the prior year, thereby increasing the value of those separate accounts;

•	Increased growth in our International segment, due to improved results from ongoing investments and enhancements in the various distribution and service operations throughout the regions; and

•	Offsetting these growth areas, MetLife Bank’s premiums, fees & other revenues are lower than the 2009 levels, in line with current market expectations.

•	Higher returns on the investment portfolio, as returns on alternative investment classes improve and we reinvest cash and U.S. Treasuries into higher yielding asset classes.

•	Improvement in net investment gains (losses) from the large losses encountered in 2009 on our investment portfolio. We continue to see a significant improvement in net investment gains (losses) on our investment portfolio as the financial markets stabilize across asset classes.

•	More difficult to predict is the impact of potential changes in fair value of freestanding derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivatives gains (losses). Additionally, changes in value of embedded derivatives within certain insurance liabilities may have a material impact on net derivatives gains (losses) related to the inclusion of an adjustment for nonperformance risk.

•	Reduced volatility in guarantee-related liabilities. Certain annuity and life benefit guarantees are tied to market performance, which when markets are depressed, may require us to establish additional liabilities, even though these guarantees are significantly hedged. In line with the assumptions discussed above, we continue to see a reduction in the volatility of these items in 2010 compared to 2009.

•	Focus on disciplined underwriting. We continue to see no significant changes to the underlying trends that drive underwriting results and anticipate solid results in 2010. We did begin to see the negative impact of the economy on the non-medical health business in 2009. While this trend has continued for some of our businesses in 2010 it has moderated and we expect it to continue as the economy improves.

•	Focus on expense management. We continue to see focus on expense control throughout the Company, as well the continuing impact of specific initiatives such as Operational Excellence (our enterprise-wide cost reduction and revenue enhancement initiative), contribute to increased profitability.

On November 1, 2010, the Holding Company completed the acquisition of all of the issued and outstanding capital stock of ALICO and DelAm from ALICO Holdings.

•	Given the closing time frame and the acquisition and integration expenses incurred in relation to the Acquisition, the Company does not anticipate that the impact on MetLife’s 2010 earnings will be material. The valuation on the Company’s balance sheet, of the assets and liabilities acquired, will be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

•	ALICO is one of the largest and most diversified international life insurance companies in the world, providing consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions. The Acquisition includes all of the Alico Business, including the business’ distribution system composed of agents, brokers and financial institutions; 12,500 employees across more than 50 countries; and 20 million customers worldwide. The Acquisition also includes the Alico Business’ Global Benefits Network serving U.S. and foreign multinationals.

•	With the acquisition of the Alico Business, MetLife is a leading global provider of insurance, annuities and employee benefit programs, serving 90 million customers in over 60 countries. MetLife holds leading market positions in the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. This transaction delivers on our global growth strategies, adding significant scale and reach to MetLife’s international footprint, furthering our diversification in geographic mix and product offerings, as well as increasing our distribution strength. In 2011, our International segment is expected to contribute 40% to MetLife’s operating earnings.

Industry Trends

The Company’s segments continue to be influenced by the unstable financial and economic environment that affects the industry.

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the United States and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress; the recession in the United States that began in late 2007 and ended in mid-2009 adversely affected the financial services industry, in particular. Despite a brief rebound, the recovery from the recession has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. These programs have largely run their course or been discontinued. The monetary policy by the Federal Reserve Board and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was recently signed by President Obama, are more likely to be relevant to MetLife, Inc. and will significantly change financial regulation in the U.S. In addition, the oversight body of the Basel Committee on Banking Supervision recently announced increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the United States, they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank.

It is not certain what effect the enactment of Dodd-Frank or Basel III will have on the financial markets, the availability of credit, asset prices and MetLife’s operations. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. This could adversely affect our competitive position.

Recent economic conditions have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. The financial markets and economic conditions continue to impact our net investment income, our net investment gains (losses) and net derivatives gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See “— Results of Operations” and “— Liquidity and Capital Resources.”

Mortgage and Foreclosure-Related Exposures.  In 2008 MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans upon demand by the investor due to (i) a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect or (ii) defects in servicing of the loan. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). Since the 2008 acquisitions, MetLife Bank has originated and sold mortgages primarily to FNMA, FHLMC and Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 95% of MetLife Bank’s $83 billion servicing portfolio is comprised of Agency Investors’ product. MetLife Bank’s exposure to repurchase obligations and losses related to origination and servicing deficiencies is limited to the approximately $49 billion of loans originated by MetLife Bank (all of which have been originated since August 2008) and to servicing deficiencies after the date of acquisition, and management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

In light of recent events concerning foreclosure proceedings within the industry, MetLife Bank has undertaken a close review of its procedures. MetLife Bank verifies the accuracy of borrower information included in affidavits filed in foreclosure proceedings. We do not believe that MetLife Bank has material exposure to potential losses arising from challenges to its foreclosure procedures. Like other mortgage servicers, MetLife Bank has been the subject of recent inquiries and investigations from state attorneys general and banking regulators. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements and “Legal Proceedings.”

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

Results of Operations

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses, especially in the structured settlement business. Market penetration continues in our pension closeout business in the United Kingdom; however, although improving, the domestic pension closeout business has been adversely impacted by a combination of poor equity returns and lower interest rates. Overall market conditions improved compared to conditions a year ago positively impacting our results, most significantly through increased net cash flows, improved yields on our investment portfolio and increased policy fee income. Sales of our domestic annuity products were up 25%, driven by an increase in variable annuity sales compared with the prior period. High levels of unemployment continue to depress growth across our group insurance businesses due to lower covered payrolls. While we experienced growth in our group life and non-medical health businesses, sales of individual life products declined. We experienced strong sales of our annuity products in our Latin America and EMEI regions; however, annuity sales in Japan declined due to the continued consumer preference for Yen-denominated fixed products. Sales of our products through our bank distribution channels also declined during the current period for our International segment. For much of the third quarter of 2010, mortgage interest rates were below levels prevailing in the third quarter of 2009; however mortgage refinancing activity continued to return to more moderate levels compared to the unusually high levels experienced in 2009.

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$6,562	$6,601	$(39)	(0.6)%
Universal life and investment-type product policy fees	1,453	1,251	202	16.1%
Net investment income	4,391	3,923	468	11.9%
Other revenues	624	602	22	3.7%
Net investment gains (losses)	(342)	(732)	390	53.3%
Net derivatives gains (losses)	(244)	(1,407)	1,163	82.7%

Total revenues	12,444	10,238	2,206	21.5%

Expenses
Policyholder benefits and claims and policyholder dividends	7,789	7,612	177	2.3%
Interest credited to policyholder account balances	1,266	1,258	8	0.6%
Interest credited to bank deposits	33	37	(4)	(10.8)%
Capitalization of DAC	(778)	(722)	(56)	(7.8)%
Amortization of DAC and VOBA	579	202	377	186.6%
Interest expense	397	274	123	44.9%
Other expenses	2,765	2,752	13	0.5%

Total expenses	12,051	11,413	638	5.6%

Income (loss) from continuing operations before provision for income tax	393	(1,175)	1,568	133.4%
Provision for income tax expense (benefit)	71	(551)	622	112.9%

Income (loss) from continuing operations, net of income tax	322	(624)	946	151.6%
Income (loss) from discontinued operations, net of income tax	(2)	(1)	(1)	(100.0)%

Net income (loss)	320	(625)	945	151.2%
Less: Net income (loss) attributable to noncontrolling interests	4	(5)	9	180.0%

Net income (loss) attributable to MetLife, Inc.	316	(620)	936	151.0%
Less: Preferred stock dividends	30	30	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$286	$(650)	$936	144.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended September 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $946 million to income of $322 million from a loss of $624 million in the comparable 2009 period. The change was predominantly due to a $756 million favorable change in net derivatives gains (losses) from losses of $915 million in the third quarter of 2009 to losses of $159 million in the 2010 period, and a $254 million favorable change in net investment gains (losses). Offsetting these favorable variances were unfavorable changes in adjustments related to net investment gains (losses) and net derivatives gains (losses) of $134 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a total favorable variance related to net investment gains (losses) and net derivatives gains (losses), net of related adjustments and income tax, of $875 million.

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

The composition of the investment portfolio of each business segment is tailored to the particular characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration than others. Accordingly, certain portfolios are more heavily weighted in fixed maturity securities, or certain sub sectors of fixed maturity securities, than other portfolios.

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

In addition to the above risk management strategies, as an integral part of our management of the investment portfolio, we use freestanding derivatives to hedge market risks including changes in interest rates, foreign currencies, credit spreads and the equity market. We also use freestanding derivatives to hedge these same risks in certain of our liabilities, including variable annuity minimum benefit guarantees. For those hedges not designated as an accounting hedge, changes in these market risks can lead to the recognition of fair value changes in net derivatives gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivatives gains (losses).

The favorable variance in net derivatives gains (losses) of $756 million, from losses of $915 million in the third quarter of 2009 to losses of $159 million in the 2010 period, was primarily driven by a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $435 million from losses in the prior period of $381 million to gains in the current period of $54 million and from decreased losses on freestanding derivatives of $321 million from losses in the prior period of $534 million to losses in the current period of $213 million.

The favorable variance in net investment gains (losses) of $254 million was due primarily to lower impairments across most asset classes and from a decrease in the mortgage loan valuation allowance.

The $321 million favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year period than in the current year period, and widening corporate credit spreads in the financial services sector, partially offset by the weakening of the U.S. dollar in the current period. Long-term and mid-term interest rates fell more in the current period as compared to the prior period which caused a positive impact of $273 million on our interest rate derivatives, $158 million of which is attributable to hedges of variable annuity minimum benefit guarantees. Equity markets recovered more in the prior period as compared to the current period, while volatility decreased more in the current period as compared to the prior period. Together, these equity market factors had a net positive impact of $88 million on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. Widening corporate credit spreads in the financial services sector had a positive impact of $69 million on our purchased protection credit derivatives. These favorable developments were partially offset by the weakening of the U.S. dollar in the current period which had a negative impact of $120 million on certain foreign currency derivatives that are used to hedge foreign-denominated asset and liability exposures.

Variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivatives gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $435 million favorable change in embedded derivatives was primarily attributable to a favorable change in the adjustment for nonperformance risk which more than offset the unfavorable impact of market factors, including falling long-term and mid-term interest rates and equity market movements, partially offset by decreased equity volatility and the weakening U.S. dollar. Both long-term and mid-term interest rates fell more in the current period than in the prior period which had a negative impact of $271 million. A stronger recovery in the equity markets in the prior period than in the current period had a negative impact of $23 million. These unfavorable developments were partially offset by lower equity market volatility in the current period compared to the prior period which had a positive impact of $183 million, and the weakening U.S. dollar which had a positive impact of $107 million. The unfavorable results from these hedged risks was more than offset by a favorable change related to the adjustment for nonperformance risk of $393 million, from losses of $582 million in 2009 to losses of $189 million in 2010. Gains on the freestanding derivatives that hedged these embedded derivative risks more than offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk.

Improved market conditions across several invested asset classes and fixed-income sectors as compared to the prior period resulted in decreases in impairments in fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a decrease in the mortgage loan valuation allowance, which is due to improving commercial real estate market conditions, resulted in a $254 million improvement in net investment gains (losses).

Income from continuing operations, net of income tax for the third quarter of 2010 includes $30 million of expenses related to the acquisition and integration of the Alico Business. This expense, which primarily consisted of investment banking and legal fees, is recorded in Banking, Corporate & Other. This expense is not included as a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $160 million to $878 million in the third quarter of 2010 from $718 million in the comparable 2009 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended September 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$401	$177	$109	$76	$(133)	$(308)	$322
Less: Net investment gains (losses)	69	9	50	(3)	(239)	(228)	(342)
Less: Net derivatives gains (losses)	86	109	(186)	(4)	(109)	(140)	(244)
Less: Adjustments to continuing operations (1)	(69)	(75)	11	—	(145)	(29)	(307)
Less: Provision for income tax (expense) benefit	(30)	(15)	45	2	169	136	307

Operating earnings	$345	$149	$189	$81	$191	(47)	908

Less: Preferred stock dividends						30	30

Operating earnings available to common shareholders						$(77)	$878

Three Months Ended September 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$171	$(82)	$(119)	$67	$(283)	$(378)	$(624)
Less: Net investment gains (losses)	(137)	(71)	(305)	(29)	(18)	(172)	(732)
Less: Net derivatives gains (losses)	(2)	(391)	(112)	(1)	(556)	(345)	(1,407)
Less: Adjustments to continuing operations (1)	(64)	172	17	—	(69)	(10)	46
Less: Provision for income tax (expense) benefit	72	103	141	11	207	187	721

Operating earnings	$302	$105	$140	$86	$153	(38)	748

Less: Preferred stock dividends						30	30

Operating earnings available to common shareholders						$(68)	$718

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended September 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$6,592	$1,567	$1,824	$792	$1,380	$289	$12,444
Less: Net investment gains (losses)	69	9	50	(3)	(239)	(228)	(342)
Less: Net derivatives gains (losses)	86	109	(186)	(4)	(109)	(140)	(244)
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	—	—	—	—	—	—	—
Less: Other adjustments to revenues (1)	(36)	(66)	47	—	(11)	120	54

Total operating revenues	$6,473	$1,515	$1,913	$799	$1,739	$537	$12,976

Total expenses	$5,976	$1,294	$1,658	$698	$1,678	$747	$12,051
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	28	9	—	—	—	—	37
Less: Other adjustments to expenses (1)	5	—	36	—	134	149	324

Total operating expenses	$5,943	$1,285	$1,622	$698	$1,544	$598	$11,690

Three Months Ended September 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$6,256	$905	$1,556	$750	$877	$(106)	$10,238
Less: Net investment gains (losses)	(137)	(71)	(305)	(29)	(18)	(172)	(732)
Less: Net derivatives gains (losses)	(2)	(391)	(112)	(1)	(556)	(345)	(1,407)
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	(4)	—	—	—	—	—	(4)
Less: Other adjustments to revenues (1)	(14)	(49)	56	—	(38)	12	(33)

Total operating revenues	$6,413	$1,416	$1,917	$780	$1,489	$399	$12,414

Total expenses	$6,006	$1,033	$1,748	$667	$1,333	$626	$11,413
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	47	(221)	—	—	—	—	(174)
Less: Other adjustments to expenses (1)	(1)	—	39	—	31	22	91

Total operating expenses	$5,960	$1,254	$1,709	$667	$1,302	$604	$11,496

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the third quarter of 2010.

The increase in reported operating earnings includes the positive impact of changes in foreign currency exchange rates in the third quarter of 2010. This improved reported operating earnings by $5 million for the third quarter compared to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $155 million from the prior period. The improvement in the financial markets was the primary driver of the increase in operating earnings, as evidenced by higher net investment income and an increase in average separate account balances, which resulted in an increase in policy fee income. Partially offsetting this improvement is an increase in amortization of DAC, VOBA and DSI. In addition, the prior period benefited from a significant tax benefit.

The increase in net investment income of $250 million was due to a $162 million increase from growth in average invested assets and an $88 million increase from higher yields. Growth in the investment portfolio was primarily due to cash flows from debt and common stock issuances related to the Acquisition, positive net flows from growth in our domestic individual and group life businesses, as well as our international businesses, higher cash collateral balances received from our derivative counterparties and increased bank deposits. Such inflows were invested primarily in fixed maturity securities, as well as high quality, liquid investments. Yields were positively impacted by the effects of stabilizing real estate markets, which began in the first quarter of 2010, and recovering private equity markets period over period on real estate joint ventures and other limited partnership interests. These improvements in yield were partially offset by decreased yields on fixed maturity securities from the reinvestment of proceeds from maturities and sales during this lower interest rate environment. With the exception of the funds raised from the debt and common stock issuances related to the Acquisition which were invested in lower yielding, liquid investments, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. Interest credited expense, including amounts reflected in policyholder benefits and claims, increased $26 million, primarily due to the increase in our trading securities portfolio in International which backs unit-linked policyholder liabilities. In addition, a portion of the increase in interest credited expense is attributable to growth in our structured settlement, long-term care and disability businesses. Our fixed annuities and domestic funding agreement businesses experienced lower crediting rates resulting in an offsetting decrease in interest credited expense. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which decreased in the current period.

Average separate account balances increased in response to the financial market improvement, resulting in higher policy fee income of $123 million. This was partially offset by an increase in amortization of DAC, VOBA and DSI of $112 million which was primarily due to higher current period gross margins in the closed block driven by increased investment yields and the aforementioned increase in average separate account balances.

The prior period benefited from a higher tax benefit of $73 million as compared to the current period related to the utilization of tax preferenced investments which provide tax credits and deductions.

Operating earnings also benefited from decreases in other expenses, primarily discretionary spending, such as consulting and post employment related costs, which declined $34 million, as well as lower market driven expenses of $17 million, predominantly pension and post retirement benefit costs. In addition, other human resources expenses, such as corporate owned life insurance and deferred compensation costs, were down $6 million. These decreases were offset by an increase of $41 million in variable expenses, primarily commissions, a portion of which is offset by DAC capitalization, as well as an increase of $13 million related to the continued growth in our International business. Finally, the current period includes $6 million of costs associated with the acquisition and integration of the Alico Business.

Claims experience varied amongst our businesses with a net unfavorable impact of $24 million. We had unfavorable claims experience in our International and Auto & Home segments. Our Corporate Benefit Funding segment experienced less favorable mortality when compared to the prior period while our Insurance Products segment benefited from net favorable claims experience.

Insurance Products

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,234	$4,222	$12	0.3%
Universal life and investment-type product policy fees	539	533	6	1.1%
Net investment income	1,515	1,437	78	5.4%
Other revenues	185	221	(36)	(16.3)%

Total operating revenues	6,473	6,413	60	0.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,685	4,745	(60)	(1.3)%
Interest credited to policyholder account balances	243	240	3	1.3%
Capitalization of DAC	(204)	(218)	14	6.4%
Amortization of DAC and VOBA	221	145	76	52.4%
Other expenses	998	1,048	(50)	(4.8)%

Total operating expenses	5,943	5,960	(17)	(0.3)%

Provision for income tax expense (benefit)	185	151	34	22.5%

Operating earnings	$345	$302	$43	14.2%

Unless otherwise stated, all amounts discussed below are net of income tax.

Although volatile, the global financial markets have continued to improve in 2010. This improvement has had a positive impact on net investment income, which is contributing to the increase in our operating earnings. In addition, although not necessarily apparent, we experienced overall modest revenue growth in several of our businesses despite this challenging environment. High levels of unemployment continue to depress growth across our group insurance businesses due to lower covered payrolls. Growth in our group life and non-medical health businesses was dampened by a decline in individual life. Our non-medical health revenues, in total, were essentially flat period over period. However, our dental business benefited from higher enrollment and pricing actions, partially offset by lower persistency and the loss of existing subscribers, driven by employment market conditions. This business also experienced more stable utilization and benefits costs in the current period. The revenue growth from our dental business was somewhat offset by a decline in revenues from our disability business, mainly due to net customer cancellations, changes in benefit levels and lower covered lives. In our individual life business, the change in revenues was suppressed by the impact of a benefit recorded in the prior year period related to the positive resolution of certain legal matters. Excluding this impact, the traditional life business experienced 3% growth in our open block of business. The expected run-off of our closed block more than offset this growth.

The significant components of the $43 million increase in operating earnings were the aforementioned improvement in net investment income, the continued favorable impact of a reduction in dividends to certain policyholders and net favorable claim experience, partially offset by an increase in DAC amortization.

This improvement in the financial markets had varying impacts on the period over period increase in operating earnings. Higher investment yields resulted in a $44 million increase in net investment income. Additionally, an increase in average invested assets, including changes in allocated equity, resulted in a $7 million increase in net investment income. The increase in yields was largely due to the effects of stabilizing real estate markets on real estate joint ventures and improved yields on fixed maturity securities, resulting from the repositioning of accumulated liquidity in our portfolio to longer duration and higher yielding investments. The increase in average invested assets was generated from net cash flows from the majority of our businesses. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities (comprised of mortgage and asset-backed securities), mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets to provide additional diversification and opportunity for long-term yield enhancement.

Slightly offsetting the positive impact of the increase in net investment income, interest credited on long duration contracts, which is reflected in the change in policyholder benefits and dividends, increased $10 million primarily due to growth in our long-term care and disability liabilities.

As a result of the turmoil in the financial markets, we decided to reduce the dividend scale in the fourth quarter of 2009 resulting in a $30 million decrease in policyholder dividends in the traditional life business in the current period. Dividends are influenced by the financial performance of the closed block, and were decreased primarily to reflect the reduced net investment income on the closed block, but also to reflect other experience of the business, including mortality.

Higher current period gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions resulted in an increase in DAC amortization, which reduced operating earnings in the 2010 period by $49 million.

Claims experience varied amongst our businesses with a net favorable impact of $35 million to the increase in operating earnings. Our long-term care and accidental death and dismemberment businesses benefited from favorable claims experience and higher claim terminations. The results of our dental business were positively impacted by higher enrollment, pricing actions and stabilized utilization. Our group disability business was negatively impacted by unfavorable claims experience due to higher incidence and severity in the current period, coupled with the impact of a gain on the recapture of a reinsurance arrangement in the prior period. Mortality experience in the group life and individual life businesses remained solid and were relatively unchanged compared to the prior period.

Lower other expenses of $33 million were due to a decline of $18 million in pension and post retirement benefit costs and other human resources expenses, such as corporate owned life insurance and deferred compensation expense. In addition, a $12 million decline in legal expenses contributed to the improvement in operating earnings. Partially offsetting the expense decrease was lower DAC capitalization of $9 million due to the impact of lower sales in our non-medical health business coupled with lower deferrable expenses.

The contributions to operating earnings discussed above were partially offset by the impact of a benefit being recorded in the prior year period of $17 million related to the positive resolution of certain legal matters and an increase in current income tax expense of $8 million, resulting from an increase in our effective tax rate.

Retirement Products

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$128	$140	$(12)	(8.6)%
Universal life and investment-type product policy fees	554	466	88	18.9%
Net investment income	777	749	28	3.7%
Other revenues	56	61	(5)	(8.2)%

Total operating revenues	1,515	1,416	99	7.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	456	424	32	7.5%
Interest credited to policyholder account balances	393	431	(38)	(8.8)%
Capitalization of DAC	(270)	(223)	(47)	(21.1)%
Amortization of DAC and VOBA	98	42	56	133.3%
Interest expense	1	—	1
Other expenses	607	580	27	4.7%

Total operating expenses	1,285	1,254	31	2.5%

Provision for income tax expense (benefit)	81	57	24	42.1%

Operating earnings	$149	$105	$44	41.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the third quarter of 2010, overall annuity sales increased 25% when compared to the third quarter of 2009, primarily due to an increase in our variable annuity sales. The increase in sales is primarily due to the expansion of alternative distribution channels and fewer competitors in the marketplace. Surrender rates for both our variable and fixed annuities remained low during the current period as we believe our customers continue to value our products compared to the other alternatives in the marketplace.

Interest rate and equity market changes were a primary driver of the $44 million increase in operating earnings, with the largest impacts resulting from a $54 million increase in policy fees and other revenues, and an $18 million increase in net investment income, partially offset by a $39 million increase in DAC, VOBA and DSI amortization.

A significant increase in average separate account balances was largely attributable to favorable financial market performance resulting from improving conditions since the second quarter of 2009 and positive net cash flows from our businesses. This resulted in higher policy fees and other revenues of $54 million, partially offset by greater DAC, VOBA and DSI amortization of $39 million. Policy fees are typically calculated as a percentage of the average assets in the separate account balances. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Financial market improvements also gave rise to an increase in net investment income of $18 million due to a $27 million increase from higher yields, partially offset by a decrease of $9 million from a reduction in average invested assets, including changes in allocated equity. Yields were positively impacted by the effects of stabilizing real estate markets on real estate joint ventures and improved yields on fixed maturity securities from the repositioning of accumulated liquidity in our portfolio to longer duration and higher yielding investments, including investment grade fixed maturity securities. Despite positive net cash flows, a reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets, and, as a result, electing to transfer funds into our separate account investment options as market conditions improved. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests and real estate joint ventures, in order to provide additional diversification and opportunity for long-term yield enhancement.

Interest credited expense decreased $25 million due to lower average crediting rates on fixed annuities and higher amortization of excess interest reserves due to one large case surrender. Crediting rates are a function of the interest rate environment and certain contract minimum crediting rates.

There was a $5 million increase in variable annuity guarantee benefit costs. While the third quarters of 2010 and 2009 both experienced equity market improvements, the improvement in the 2009 third quarter was greater. On the other hand, interest rates declined in both quarters with the third quarter 2010 decline being larger than 2009. As a result, annuity guaranteed benefit liabilities increased in both periods but slightly more in 2010. Net of a decrease in paid claims, these changes in guaranteed benefit liabilities increased benefits by $12 million. The hedge and reinsurance programs which are used to mitigate the risk associated with these guarantees produced losses in both quarters and resulted in a decrease in benefits of $7 million. These hedging and reinsurance programs, which are a key part of our risk management strategy, performed as anticipated.

Expenses increased primarily due to an increase of $34 million in commissions, which was almost entirely offset by an increase in DAC capitalization.

Corporate Benefit Funding

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$501	$639	$(138)	(21.6)%
Universal life and investment-type product policy fees	58	34	24	70.6%
Net investment income	1,295	1,210	85	7.0%
Other revenues	59	34	25	73.5%

Total operating revenues	1,913	1,917	(4)	(0.2)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,120	1,192	(72)	(6.0)%
Interest credited to policyholder account balances	381	390	(9)	(2.3)%
Capitalization of DAC	(6)	(5)	(1)	(20.0)%
Amortization of DAC and VOBA	4	3	1	33.3%
Interest expense	2	1	1	100.0%
Other expenses	121	128	(7)	(5.5)%

Total operating expenses	1,622	1,709	(87)	(5.1)%

Provision for income tax expense (benefit)	102	68	34	50.0%

Operating earnings	$189	$140	$49	35.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding has benefited in 2010 as a flight to quality helped to increase our market share, especially in the structured settlement business. However, premiums have stabilized in this business, resulting in a modest premium increase in the third quarter of 2%. Market penetration continues in our pension closeout business in the United Kingdom as the number of sold cases has increased, however the average premium has declined, resulting in a decrease in premium of $153 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. Our customers’ plans funded status may be affected by a variety of factors, including the ongoing phased implementation of the Pension Protection Act of 2006. In our income annuities product, sales are down in the third quarter, as market conditions are impacting our key clients’ annuitants’ ability to retire and annuitize. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

Ongoing unfavorable economic conditions have impacted the demand for certain investment-type products; however, we benefited in the third quarter from funding agreement issuances of more than $2 billion. The sales of these investment-type products are not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet.

The $49 million increase in operating earnings was primarily driven by an improvement in net investment income, lower crediting rates and the impact of a prior period unfavorable refinement of a reinsurance balance, partially offset by less favorable mortality.

The increase in net investment income of $55 million was due to a $62 million increase from higher yields, partially offset by a decrease of $7 million from a reduction in average invested assets, including changes in allocated equity. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets on real estate joint ventures and other limited partnership interests, as well as improved yields on mortgage loans. These improvements in yield were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. The reduction in the investment portfolio was driven by the maturing of certain funding agreements which were not replaced by new issuances. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury, agency and government guaranteed securities, structured finance securities and, to a lesser extent, certain other invested asset classes including other limited partnership interests and real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. For our shorter-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these shorter-term investments have moved consistent with the underlying market indices, primarily LIBOR and U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $6 million, primarily related to the funding agreement business, as a result of lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the third quarter of 2009. Interest credited related to the structured settlement business increased $10 million as a result of the increase in the average policyholder liabilities.

Liability refinements in both the current and prior period contributed a net $7 million to the increase in operating earnings. The impact of a charge in the prior period related to a refinement of a reinsurance recoverable in the small business recordkeeping business increased the change in operating earnings by $20 million. Current period results were negatively impacted by $13 million as a result of a current period charge for a liability refinement in our small business recordkeeping business and the impact of a benefit recorded in the prior period for liability refinements in our pension closeouts business.

Mortality experience was mixed and reduced operating earnings by $15 million for Corporate Benefit Funding. While our income annuities and structured settlements businesses benefited from favorable mortality experience, our pension closeouts and corporate owned life insurance businesses experienced less favorable mortality compared with the prior period.

Auto & Home

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$740	$727	$13	1.8%
Net investment income	51	45	6	13.3%
Other revenues	8	8	—	—%

Total operating revenues	799	780	19	2.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	506	483	23	4.8%
Capitalization of DAC	(118)	(112)	(6)	(5.4)%
Amortization of DAC and VOBA	110	107	3	2.8%
Other expenses	200	189	11	5.8%

Total operating expenses	698	667	31	4.6%

Provision for income tax expense (benefit)	20	27	(7)	(25.9)%

Operating earnings	$81	$86	$(5)	(5.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The slowly improving housing and automobile markets have provided opportunities that have led to increased new business sales for both Home and Auto policies in 2010. Sales of new policies increased 8% for our homeowners business and 5% for our auto business in the third quarter of 2010 compared to the same period in 2009. Average premium per policy also improved for the third quarter of 2010 over the comparable 2009 period in both the auto and homeowners businesses.

The primary driver of the $5 million decrease in operating earnings was unfavorable claims experience and higher expenses, partially offset by increases in average premium per policy and net investment income.

Catastrophe-related losses increased $10 million compared to the third quarter of 2009 due to slightly higher severities with the same number of events. The third quarter of 2010 also included $4 million less of a benefit from favorable development of prior year non-catastrophe losses. The negative impact of higher frequencies in both our auto and homeowners businesses increased claims by $2 million which was offset by a decrease of $1 million due to lower severity in our homeowners businesses. An increase in exposures in our homeowners business increased operating earnings by $1 million.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 88.2% in the third quarter of 2010 from 87.7% in the third quarter of 2009 and the unfavorable change in the combined ratio, including catastrophes, to 93.6% in the third quarter of 2010 from 91.1% in the third quarter of 2009.

A $7 million increase in other expenses was partially offset by a $4 million increase in DAC capitalization with no significant variances in any given expense category.

The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $5 million. In addition, a decrease in reinsurance costs improved operating earnings by $1 million.

A $4 million increase in net investment income also partially offset the declines in operating earnings discussed above. Net investment income was higher as a result of a $6 million increase in average invested assets, partially offset by a $2 million decrease from lower yields. This portfolio is comprised primarily of high quality municipal bonds.

International

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$956	$868	$88	10.1%
Universal life and investment-type product policy fees	302	222	80	36.0%
Net investment income	474	395	79	20.0%
Other revenues	7	4	3	75.0%

Total operating revenues	1,739	1,489	250	16.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	852	705	147	20.9%
Interest credited to policyholder account balances	244	198	46	23.2%
Capitalization of DAC	(180)	(164)	(16)	(9.8)%
Amortization of DAC and VOBA	110	79	31	39.2%
Interest expense	(1)	3	(4)	(133.3)%
Other expenses	519	481	38	7.9%

Total operating expenses	1,544	1,302	242	18.6%

Provision for income tax expense (benefit)	4	34	(30)	(88.2)%

Operating earnings	$191	$153	$38	24.8%

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the third quarter of 2010.

Overall, sales decreased 18% from the prior period due to a 45% decrease in Japan annuity sales. Sales in Japan decreased due to the continued consumer preference for Yen-denominated fixed products in Japan. Excluding Japan, sales increased 9% driven by strong annuity sales in Europe and Chile. In EMEI, sales of variable annuities remain strong, more than doubling from the prior period. These increases were partially offset by lower sales in India due to the loss of a major distributor, as well as lower credit life sales. Our Latin America region experienced a 3% decline in sales. An increase of 31% in fixed annuity sales in Chile resulting from market recovery, as well as an increase in market share was more than offset by lower bank sales in Brazil resulting from incentives offered in the prior period, and lower pension sales in Mexico resulting from the impact of new disclosure requirements on transfers between competing plans. Sales in our Asia Pacific region, excluding Japan, decreased 7% primarily due to lower sales in Taiwan following the announcement of the planned sale of this business, and a decrease in variable annuity sales through our bank distribution channels in Hong Kong, partially offset by higher variable universal life sales in South Korea. While the third party’s application for approval of the sale of our Taiwan affiliate was rejected by the Taiwan Financial Supervising Commission to such third party, the Company continues to explore strategic options with respect to this affiliate.

The increase in reported operating earnings includes the positive impact of changes in foreign currency exchange rates in the third quarter of 2010. This improved reported operating earnings by $5 million for the third quarter compared to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $33 million from the prior period, primarily in the Latin America region.

Asia Pacific Region.  The Asia Pacific region benefited in the current period from the reversal of charges taken in the first and second quarters of 2010 for the non-renewal of a foreign controlled corporation tax provision as well as a change in liability for tax uncertainties. Such items improved operating earnings by $15 million for the region. The unfavorable change in market trends in Japan resulted in a $1 million decrease in operating earnings. A favorable liability refinement in the prior period reduced Hong Kong’s earnings by $4 million, and a write-off of DAC attributable to a change in product feature in the current period reduced earnings in Australia by $5 million.

Net investment income in the region increased by $28 million, primarily due to a $13 million increase in income from our trading portfolio which was driven by business growth, primarily in Hong Kong, coupled with a rising equity market in the current period. A corresponding increase in the related insurance liabilities entirely offset the positive impact of this increase. Excluding Japan, net investment income improved by $12 million from an increase in average invested assets due to business growth and changes in allocated equity, while higher yields contributed $2 million to the improvement in net investment income for the region.

Other expenses for the region increased by $7 million, due to increased commission rates and an agency recruiting project in South Korea, slightly offset by increased service fees in the prior year in Australia and lower commission rate products in the current period in Taiwan as a result of product mix changes.

Latin America Region.  The Latin America region benefited in the current period from the reversal of charges taken in the first and second quarters of 2010 for the non-renewal of a foreign controlled corporation tax provision, as well as a change in liabilities for tax uncertainties. Such items improved operating earnings by $21 million for the region. A favorable liability refinement, the net favorable impact of inflation and an increase in interest spread for our annuity products all contributed to a $5 million improvement in operating earnings in Argentina. In addition, business growth in Brazil contributed an additional $3 million to operating earnings, while a reduction in regional overhead expenses increased earnings by $5 million. In Mexico, unfavorable claims experience and higher operating expenses, including information technology and legal costs, were only partially offset by business growth, resulting in a decrease of $8 million.

Net investment income in the region increased by $22 million primarily due to increases of $11 million resulting from higher average invested assets, including changes in allocated equity, and $6 million from improved trading portfolio results. In addition, an increase in inflation also contributed to the increase in net investment income. The increase in the investment portfolio is the result of growth in our businesses. The increase in income from the trading portfolio was driven by business growth, primarily in Brazil, coupled with a rising equity market in the current period and was entirely offset by an increase in the related insurance liabilities.

The Latin America region had an increase in other expenses of $16 million primarily due to business growth in Brazil and higher operating expenses in Mexico as discussed above, partially offset by a reduction in regional overhead expenses.

EMEI Region.  Operating earnings for the EMEI region increased by $7 million primarily due to a $5 million favorable change in liabilities for tax uncertainties in the current period. In addition, lower expenses in India resulting from a reduction in sales support staff in connection with the loss of a major distributor contributed to the increase in operating earnings. An improvement in premiums, fees and other revenues from retirement and savings products was entirely offset by increased expenses as a result of business growth.

Net investment income in the region increased by $5 million primarily due to an increase in yields.

Banking, Corporate & Other

	Three Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3	$5	$(2)	(40.0)%
Net investment income	225	120	105	87.5%
Other revenues	309	274	35	12.8%

Total operating revenues	537	399	138	34.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(4)	—	(4)
Interest credited to bank deposits	33	37	(4)	(10.8)%
Amortization of DAC and VOBA	(1)	—	(1)
Interest expense	292	270	22	8.1%
Other expenses	278	297	(19)	(6.4)%

Total operating expenses	598	604	(6)	(1.0)%

Provision for income tax expense (benefit)	(14)	(167)	153	91.6%

Operating earnings	(47)	(38)	(9)	(23.7)%
Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$(77)	$(68)	$(9)	(13.2)%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the third quarter of 2010, mortgage interest rates were below levels prevailing in the third quarter of 2009, however mortgage refinancing activity continued to return to more moderate levels compared to the unusually high levels experienced in 2009. Consistent with these market conditions, we experienced a $2.4 billion decline in residential mortgage production during the third quarter of 2010, while our serviced residential mortgage loans increased $24.7 billion, which includes a $16.5 billion purchase from a FDIC receivership bank. The increase in serviced loans was due to the high production levels throughout 2010, partially offset by an increase in run-off of existing business which was 21.2% in the third quarter of 2010 compared with 13.1% in the third quarter of 2009, reflective of the lower interest rate environment.

The Holding Company completed four debt issuances in August 2010 in anticipation of the Acquisition. The Holding Company issued $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes and $250 million of floating rate senior notes. The proceeds from these debt issuances will be used to finance the Acquisition and have resulted in increased investments and cash and cash equivalents held within Banking, Corporate & Other.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each decreased $9 million, primarily due to a lower effective tax rate, partially offset by an increase in net investment income.

Banking, Corporate & Other benefited in the prior period from a higher benefit of $96 million as compared to the current period related to the utilization of tax preferenced investments which provide tax credits and deductions.

Net investment income increased $68 million due to an increase of $105 million from growth in average invested assets, including changes in allocated equity, partially offset by a decrease of $37 million from lower yields. Growth in the investment portfolio was primarily due to cash flows from debt and common stock issuances related to financing the Acquisition, higher cash collateral balances received from our derivative counterparties and increased bank deposits. Fixed maturity securities yields were adversely impacted by the reinvestment of proceeds from maturities and sales during this lower interest rate environment, which was partially offset by the positive impact of stabilizing real estate markets on real estate joint ventures. Our investments primarily include structured finance securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading securities and equity securities.

The $2.4 billion decline in residential mortgage loan production resulted in an $11 million decrease in operating earnings, $6 million of which is reflected in net investment income. The increase in the serviced residential mortgage loan portfolio improved operating earnings by $13 million.

Interest expense increased by $14 million primarily as a result of the senior notes issued in anticipation of the Acquisition.

Banking, Corporate & Other benefited from a decrease in real estate and post-employment related costs which improved operating earnings by $34 million; however, the current period also included $19 million of expenses associated with internal resources committed to the Acquisition.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Consolidated Results

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$20,078	$19,299	$779	4.0%
Universal life and investment-type product policy fees	4,345	3,650	695	19.0%
Net investment income	12,822	10,914	1,908	17.5%
Other revenues	1,681	1,728	(47)	(2.7)%
Net investment gains (losses)	(324)	(2,790)	2,466	88.4%
Net derivatives gains (losses)	1,278	(4,084)	5,362	131.3%

Total revenues	39,880	28,717	11,163	38.9%

Expenses
Policyholder benefits and claims and policyholder dividends	23,109	21,998	1,111	5.1%
Interest credited to policyholder account balances	3,458	3,655	(197)	(5.4)%
Interest credited to bank deposits	108	120	(12)	(10.0)%
Capitalization of DAC	(2,289)	(2,265)	(24)	(1.1)%
Amortization of DAC and VOBA	2,201	838	1,363	162.6%
Interest expense	1,136	775	361	46.6%
Other expenses	8,202	8,108	94	1.2%

Total expenses	35,925	33,229	2,696	8.1%

Income (loss) from continuing operations before provision for income tax	3,955	(4,512)	8,467	187.7%
Provision for income tax expense (benefit)	1,259	(1,884)	3,143	166.8%

Income (loss) from continuing operations, net of income tax	2,696	(2,628)	5,324	202.6%
Income (loss) from discontinued operations, net of income tax	5	37	(32)	(86.5)%

Net income (loss)	2,701	(2,591)	5,292	204.2%
Less: Net income (loss) attributable to noncontrolling interests	(7)	(25)	18	72.0%

Net income (loss) attributable to MetLife, Inc.	2,708	(2,566)	5,274	205.5%
Less: Preferred stock dividends	91	91	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,617	$(2,657)	$5,274	198.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2010, MetLife’s income (loss) from continuing operations, net of income tax, increased $5.3 billion to income of $2.7 billion from a loss of $2.6 billion in the comparable 2009 period. The change was predominantly due to a $3.5 billion favorable change in net derivatives gains (losses), net of income tax, to gains of $830 million in the first nine months of 2010 compared to losses of $2.7 billion in the 2009 period, and a $1.6 billion favorable change in net investment gains (losses), net of income tax. Offsetting these favorable variances totaling $5.1 billion were unfavorable changes in adjustments related to net derivatives gains (losses) and net investment gains (losses) of $547 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a total favorable variance related to net derivatives gains (losses) and net investment gains (losses), net of related adjustments and income tax, of $5.1 billion.

The favorable variance in net derivatives gains (losses) of $3.5 billion, from losses of $2.7 billion in 2009 to gains of $830 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $5.4 billion from losses in the prior period of $3.5 billion to gains in the current period of $1.9 billion. This favorable variance was partially offset by an unfavorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $1.9 billion from gains in the prior period of $925 million to losses in the current period of $1.0 billion.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. The $5.4 billion favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year period than the current year period, increased equity volatility, a strengthening U.S. dollar and widening corporate credit spreads in the financial services sector. Falling long-term and mid-term interest rates in the current period compared to rising interest rates in the prior period had a positive impact of $3.0 billion on our interest rate derivatives, $1.2 billion of which is attributable to hedges of variable annuity minimum benefit guarantees. In addition, a stronger recovery in the equity markets and increased equity volatility in the prior period compared to the current period had a positive impact of $1.7 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. U.S. dollar strengthening had a positive impact of $524 million on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures. Finally, widening corporate credit spreads in the financial services sector had a positive impact of $203 million on our purchased protection credit derivatives.

The variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivatives gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $1.9 billion unfavorable change in embedded derivatives was primarily attributable to the impact of market factors, including falling long-term and mid-term interest rates, equity market movements, increased equity volatility and changes in foreign currency exchange rates. Falling long-term and mid-term interest rates in the current year period compared to rising interest rates in the prior year period had a negative impact of $1.7 billion. A stronger recovery in the equity markets in the prior year period than in the current year period had a negative impact of $491 million. Higher equity volatility in the current period as compared to lower equity volatility in the prior period had a negative impact of $400 million and changes in foreign currency exchange rates had a negative impact of $309 million. The unfavorable impacts from these hedged risks were partially offset by a favorable change related to the adjustment for nonperformance risk of $1.3 billion, from losses of $1.0 billion in 2009 to gains of $259 million in 2010. The foregoing $259 million gain was net of a $621 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk made in the second quarter of 2010. Gains on the freestanding derivatives that hedged these embedded derivative risks largely offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk.

Improved or stabilizing market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreases in impairments and in net realized losses from sales and disposals of investments in fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a decrease in the additions to the mortgage loan valuation allowance, which is also attributed to the improved market conditions, resulted in a $1.6 billion improvement in net investment gains (losses).

Income from continuing operations, net of income tax, for the first nine months of 2010 includes $72 million of expenses related to the acquisition and integration of the Alico Business. This expense, which primarily consisted of investment banking and legal fees, is recorded in Banking, Corporate & Other. This expense is not included as a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $1.2 billion to $2.7 billion in the first nine months of 2010 from $1.5 billion in the comparable 2009 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Nine Months Ended September 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,405	$690	$763	$219	$50	$(431)	$2,696
Less: Net investment gains (losses)	78	46	161	(3)	(268)	(338)	(324)
Less: Net derivatives gains (losses)	711	560	(56)	(7)	157	(87)	1,278
Less: Adjustments to continuing operations (1)	(183)	(382)	69	—	(413)	(82)	(991)
Less: Provision for income tax (expense) benefit	(213)	(80)	(66)	3	87	177	(92)

Operating earnings	$1,012	$546	$655	$226	$487	(101)	2,825

Less: Preferred stock dividends						91	91

Operating earnings available to common shareholders						$(192)	$2,734

Nine Months Ended September 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$(657)	$(491)	$(925)	$234	$(62)	$(727)	$(2,628)
Less: Net investment gains (losses)	(520)	(403)	(1,473)	(46)	(78)	(270)	(2,790)
Less: Net derivatives gains (losses)	(1,533)	(1,029)	(574)	39	(543)	(444)	(4,084)
Less: Adjustments to continuing operations (1)	(98)	476	71	—	(142)	(29)	278
Less: Provision for income tax (expense) benefit	752	335	691	3	259	265	2,305

Operating earnings	$742	$130	$360	$238	$442	(249)	1,663

Less: Preferred stock dividends						91	91

Operating earnings available to common shareholders						$(340)	$1,572

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Nine Months Ended September 30, 2010

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$20,273	$4,910	$6,351	$2,337	$4,639	$1,370	$39,880
Less: Net investment gains (losses)	78	46	161	(3)	(268)	(338)	(324)
Less: Net derivatives gains (losses)	711	560	(56)	(7)	157	(87)	1,278
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	6	—	—	—	—	—	6
Less: Other adjustments to revenues (1)	(106)	(197)	142	—	(135)	345	49

Total operating revenues	$19,584	$4,501	$6,104	$2,347	$4,885	$1,450	$38,871

Total expenses	$18,110	$3,846	$5,169	$2,067	$4,570	$2,163	$35,925
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	78	185	—	—	—	—	263
Less: Other adjustments to expenses (1)	5	—	73	—	278	427	783

Total operating expenses	$18,027	$3,661	$5,096	$2,067	$4,292	$1,736	$34,879

Nine Months Ended September 30, 2009

			Corporate			Banking
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$16,896	$2,285	$3,555	$2,324	$3,219	$438	$28,717
Less: Net investment gains (losses)	(520)	(403)	(1,473)	(46)	(78)	(270)	(2,790)
Less: Net derivatives gains (losses)	(1,533)	(1,029)	(574)	39	(543)	(444)	(4,084)
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	(21)	—	—	—	—	—	(21)
Less: Other adjustments to revenues (1)	(57)	(154)	137	—	(114)	13	(175)

Total operating revenues	$19,027	$3,871	$5,465	$2,331	$3,954	$1,139	$35,787

Total expenses	$17,931	$3,041	$4,992	$2,023	$3,398	$1,844	$33,229
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	25	(630)	—	—	—	—	(605)
Less: Other adjustments to expenses (1)	(5)	—	66	—	28	42	131

Total operating expenses	$17,911	$3,671	$4,926	$2,023	$3,370	$1,802	$33,703

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the third quarter of 2010.

The increase in reported earnings includes the positive impact of changes in foreign currency exchange rates in 2010. This improved reported operating earnings by $26 million for the nine months ended September 2010 relative to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $1.1 billion. Relative changes in financial markets had both positive and negative impacts on our financial results. The market improvement from the prior period resulted in higher net investment income. Such improvement also drove higher account balances and, as a result, increased policy fee income. Interest rate and equity market changes resulted in a decrease in variable annuity guarantee benefit costs. These favorable variances were partially offset by an increase in amortization of DAC, VOBA and DSI.

The increase in net investment income of $1.1 billion was due to an $808 million increase from higher yields and a $293 million increase from growth in average invested assets. Yields were positively impacted by the effects of recovering private equity markets period over period and stabilizing real estate markets, which began in the first quarter of 2010, on other limited partnership interests and real estate joint ventures. These improvements in yield were partially offset by decreased yields on fixed maturity securities from the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading securities due to a stronger recovery in equity markets during the prior period as compared to the current period. Growth in the investment portfolio was primarily due to positive net cash flows from growth in our domestic individual and group life businesses as well as our international businesses, higher cash collateral balances received from our derivative counterparties, increased bank deposits, as well as debt and common stock issuances related to the Acquisition. With the exception of the cash flows from debt and common stock issuances related to the Acquisition which were invested in lower yielding, liquid investments, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $91 million, primarily in our domestic funding agreement business which experienced lower crediting rates combined with lower average account balances. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the third quarter of 2009.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows, primarily from our annuity business. This resulted in higher policy fees of $425 million, most notably in our Retirement Products segment, which was partially offset by greater DAC, VOBA and DSI amortization of $318 million.

There was a $193 million decrease in variable annuity guaranteed benefit costs. While the 2010 and 2009 periods both experienced equity market improvements, the improvement in the 2009 period was greater. Interest rate levels declined in the current year and increased in prior year. As a result, annuity guaranteed benefit liabilities increased in both periods but more significantly in 2010. Net of a decrease in paid claims, these changes in guaranteed benefit liabilities increased benefits by $37 million. The hedge and reinsurance programs which are used to mitigate the risk associated with these guarantees produced losses in both periods, but the losses in the prior period were more significant due to the equity market recovery in 2009. The change in hedge and reinsurance program costs reduced benefits by $231 million. These hedge and reinsurance programs, which are a key part of our risk management strategy, performed as anticipated.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in an $89 million decrease in policyholder dividends in the traditional life business in the current period.

Claims experience varied amongst our businesses with a net unfavorable impact of $108 million. We had unfavorable claims experience in our International and Auto & Home segments. Our Corporate Benefit Funding segment experienced less favorable mortality when compared to the prior period while our Insurance Products segment benefited from net favorable claims experience.

Residential mortgage production declined by $14.9 billion which resulted in a $97 million decline in operating earnings, $27 million of which is included in net investment income with the remainder largely attributable to a reduction in fee income. This was partially offset by a $52 million increase in operating earnings from a $24.7 billion increase in the serviced residential mortgage loan portfolio. The increase in serviced loans is net of the sale of $4.8 billion of serviced loans to FNMA in the second quarter of 2010 and includes a $16.5 billion purchase from a FDIC receivership bank, in the third quarter of 2010.

Operating earnings also benefited from decreases in other expenses, which were primarily driven by a $58 million reduction in discretionary spending, such as consulting and post employment related costs. In addition, we experienced a $48 million decline in market driven expenses, primarily pension and post retirement benefit costs. Also contributing to the decrease were lower commissions of $55 million, due to a decline in mortgage loan production, as well as lower other human resources expenses, such as corporate owned life insurance and deferred compensation costs, which were down $17 million. These declines were offset by the impact of a $95 million benefit recorded in the prior period related to the pesification in Argentina, as well as a $57 million increase related to the investment and growth in our International business infrastructure. Finally, the current period includes a $20 million increase in contributions to MetLife Foundation and $11 million of costs associated with the acquisition and integration of the Alico Business.

Interest expense increased $36 million as a result of debt issuances in 2009 and the senior notes issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

The current period includes $93 million of charges related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The federal government currently provides a Medicare Part D subsidy. The Health Care Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree heath care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the current period by $18 million.

Insurance Products

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$12,874	$12,658	$216	1.7%
Universal life and investment-type product policy fees	1,634	1,659	(25)	(1.5)%
Net investment income	4,514	4,131	383	9.3%
Other revenues	562	579	(17)	(2.9)%

Total operating revenues	19,584	19,027	557	2.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	14,253	14,193	60	0.4%
Interest credited to policyholder account balances	714	704	10	1.4%
Capitalization of DAC	(627)	(637)	10	1.6%
Amortization of DAC and VOBA	666	516	150	29.1%
Interest expense	—	3	(3)	(100.0)%
Other expenses	3,021	3,132	(111)	(3.5)%

Total operating expenses	18,027	17,911	116	0.6%

Provision for income tax expense (benefit)	545	374	171	45.7%

Operating earnings	$1,012	$742	$270	36.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

The significant components of the $270 million increase in operating earnings were an improvement in net investment income and the impact of a reduction in dividends to certain policyholders, coupled with net favorable claims experience across several of our businesses. These improvements were partially offset by an increase in DAC amortization.

Higher investment yields resulted in a $159 million increase in net investment income. Additionally, an increase in average invested assets, including changes in allocated equity, resulted in a $90 million increase in net investment income. The increase in yields were largely due to the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. Growth in the investment portfolio was from an increase in net cash flows from our various businesses. The increase in net investment income was slightly offset by a $29 million increase in interest credited on long duration contracts, which is reflected in the change in policyholder benefits and dividends, primarily due to growth in our long-term care and disability liabilities.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in an $89 million decrease in policyholder dividends in the traditional life business in the current period. Also, contributing to the increase in operating earnings was a $20 million favorable impact from claims experience, which varied amongst our businesses. This result stemmed primarily from excellent mortality results in our group life business and favorable claim experience in both our long-term care and dental businesses. Our improved dental results are driven by pricing actions, as well as improved claim experience in the current period. The impact of this experience was somewhat offset by solid, but less favorable mortality in our individual life business coupled with higher incidence and severity of group disability claims in the current period, coupled with the impact of a gain from the recapture of a reinsurance arrangement in the prior period.

Higher current period gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions resulted in an increase in DAC amortization, which reduced operating earnings by $97 million.

Lower other expenses of $73 million were primarily due to a $34 million reduction in pension and post retirement benefit costs and a decline of $23 million in other human resources expenses driven by the market impact on deferred compensation expense. In addition, an $8 million reduction in legal expenses contributed to the improvement in operating earnings. Partially offsetting the expense decrease was lower DAC capitalization of $7 million due to a comparable decrease in deferrable variable expense.

Certain events reduced the increase to operating earnings including the impact of a benefit being recorded in the prior year period of $17 million related to the positive resolution of certain legal matters and an increase in current income tax expense of $17 million, resulting from an increase in our effective tax rate.

Retirement Products

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
		(In millions)

OPERATING REVENUES
Premiums	$402	$431	$(29)	(6.7)%
Universal life and investment-type product policy fees	1,628	1,219	409	33.6%
Net investment income	2,313	2,096	217	10.4%
Other revenues	158	125	33	26.4%

Total operating revenues	4,501	3,871	630	16.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	859	1,102	(243)	(22.1)%
Interest credited to policyholder account balances	1,204	1,261	(57)	(4.5)%
Capitalization of DAC	(766)	(837)	71	8.5%
Amortization of DAC and VOBA	603	324	279	86.1%
Interest expense	1	1	—	—%
Other expenses	1,760	1,820	(60)	(3.3)%

Total operating expenses	3,661	3,671	(10)	(0.3)%

Provision for income tax expense (benefit)	294	70	224	320.0%

Operating earnings	$546	$130	$416	320.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Interest rate and equity market changes were the primary driver of the $416 million increase in operating earnings, with the largest impacts resulting from a $287 million increase in policy fees and other revenues, a $193 million decrease in variable annuity guarantee benefit costs and a $141 million increase in net investment income, offset by a $198 million increase in DAC, VOBA and DSI amortization.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $287 million partially offset by greater DAC, VOBA and DSI amortization of $198 million.

There was a $193 million decrease in variable annuity guaranteed benefit costs for the first nine months of 2010 versus the comparable 2009 period. While the 2010 and 2009 periods both experienced equity market improvements, the improvement in the 2009 period was greater. Interest rate levels declined in the current period and increased in the prior year period. As a result, annuity guaranteed benefit liabilities increased in both periods but more significantly in 2010. Net of a decrease in paid claims, these changes in guaranteed benefit liabilities increased benefits by $37 million. The hedge and reinsurance programs which are used to mitigate the risk associated with these guarantees produced losses in both periods, but the losses in the prior period were more significant due to the equity market recovery in 2009. The change in hedge and reinsurance program costs reduced benefits by $231 million. These hedge and reinsurance programs, which are a key part of our risk management strategy, performed as anticipated.

Financial market improvements also gave rise to an increase in net investment income of $141 million due to a $215 million increase from higher yields, partially offset by a $74 million decrease from a decline in average invested assets, including changes in allocated equity. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets on real estate joint ventures and other limited partnership interests and the effects of the continued repositioning of the accumulated liquidity in the portfolio to longer duration, higher yielding assets, including investment grade corporate fixed maturity securities. Despite positive net cash flows, a reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets and, as a result, electing to transfer funds into our separate account investment options as market conditions improved.

Interest credited expense decreased $37 million driven by lower average crediting rates on fixed annuities and higher amortization of excess interest due to one large case surrender, partially offset by growth in our fixed annuity policyholder account balances.

Expenses declined primarily due to a decrease of $22 million in market driven expenses such as pension and post retirement benefit costs and letter of credit fees. More than offsetting this expense decrease was lower DAC capitalization of $46 million, primarily due to lower deferrable expenses in the current period.

Corporate Benefit Funding

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,875	$1,658	$217	13.1%
Universal life and investment-type product policy fees	169	135	34	25.2%
Net investment income	3,878	3,500	378	10.8%
Other revenues	182	172	10	5.8%

Total operating revenues	6,104	5,465	639	11.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,625	3,311	314	9.5%
Interest credited to policyholder account balances	1,100	1,258	(158)	(12.6)%
Capitalization of DAC	(17)	(13)	(4)	(30.8)%
Amortization of DAC and VOBA	12	12	—	—%
Interest expense	6	3	3	100.0%
Other expenses	370	355	15	4.2%

Total operating expenses	5,096	4,926	170	3.5%

Provision for income tax expense (benefit)	353	179	174	97.2%

Operating earnings	$655	$360	$295	81.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $295 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower crediting rates, partially offset by the impact of prior period favorable liability refinements, less favorable mortality and an increase in other expenses.

The primary driver of the $295 million increase in operating earnings was higher net investment income of $246 million reflecting a $310 million increase from higher yields, partially offset by a $64 million decrease from a reduction in average invested assets, including changes in allocated equity. Yields were positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. These improvements in yields were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. The reduction in the investment portfolio was driven by the maturing of certain funding agreements which were not replaced by new issuances.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $103 million, primarily related to the funding agreement business as a result of lower crediting rates combined with lower average account balances. Certain crediting rates can move consistently with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the third quarter of 2009. Interest credited related to the structured settlement businesses increased $32 million as a result of the increase in the average policyholder liabilities.

Less favorable mortality in our pension closeouts and corporate owned life insurance businesses reduced operating earnings by $32 million.

Liability refinements in both the current and prior year periods resulted in an $8 million decrease to the change in operating earnings.

Other expenses increased $10 million primarily due to an increase of $13 million in variable expenses, such as commissions, a portion which is offset by DAC capitalization, as well as an increase in information technology related expenses of $3 million. These increases were partially offset by a $6 million decrease in market driven expenses, primarily pension and post retirement benefit costs.

Auto & Home

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,177	$2,175	$2	0.1%
Net investment income	156	134	22	16.4%
Other revenues	14	22	(8)	(36.4)%

Total operating revenues	2,347	2,331	16	0.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,506	1,454	52	3.6%
Capitalization of DAC	(339)	(329)	(10)	(3.0)%
Amortization of DAC and VOBA	328	328	—	—%
Other expenses	572	570	2	0.4%

Total operating expenses	2,067	2,023	44	2.2%

Provision for income tax expense (benefit)	54	70	(16)	(22.9)%

Operating earnings	$226	$238	$(12)	(5.0)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary driver of the $12 million decrease in operating earnings was unfavorable claims experience, partially offset by higher net investment income.

Catastrophe-related losses increased by $35 million compared to the first nine months of 2009 due to increased storm activity and the first nine months of 2010 included $7 million less of a benefit from favorable development of prior period non-catastrophe losses.

The positive impact of lower frequencies in both our auto and homeowners businesses decreased claims by $15 million which was offset by an increase in claims of $7 million due to lower severity in our homeowners businesses. A decrease in exposures in both our auto and homeowners business decreased operating earnings by $1 million.

The impact of the items discussed above can be seen in the favorable change in the combined ratio, excluding catastrophes, to 87.5% in the first nine months of 2010 from 88.0% in the comparable 2009 period and the unfavorable change in the combined ratio, including catastrophes, to 94.3% in the first nine months of 2010 from 92.4% in the comparable 2009 period.

In addition, the first quarter 2010 write-off of an equity interest in a mandatory state underwriting pool required by a change in legislation and recorded in other revenues drove a $5 million decrease in operating earnings.

A $14 million increase in net investment income partially offset the declines in operating earnings discussed above. Net investment income was higher primarily as a result of an increase in average invested assets.

The slight increase in other expenses was more than offset by a $7 million increase in DAC capitalization.

Auto & Home also benefited from a lower effective tax rate which improved operating earnings by $3 million as a result of tax free interest income representing a larger proportion of pre-tax income.

International

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,744	$2,366	$378	16.0%
Universal life and investment-type product policy fees	908	658	250	38.0%
Net investment income	1,221	922	299	32.4%
Other revenues	12	8	4	50.0%

Total operating revenues	4,885	3,954	931	23.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,529	1,853	676	36.5%
Interest credited to policyholder account balances	437	435	2	0.5%
Capitalization of DAC	(540)	(449)	(91)	(20.3)%
Amortization of DAC and VOBA	330	272	58	21.3%
Interest expense	2	6	(4)	(66.7)%
Other expenses	1,534	1,253	281	22.4%

Total operating expenses	4,292	3,370	922	27.4%

Provision for income tax expense (benefit)	106	142	(36)	(25.4)%

Operating earnings	$487	$442	$45	10.2%

Unless otherwise stated, all amounts discussed below are net of income tax and on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of the first nine months of 2010.

The increase in reported earnings includes the positive impact of changes in foreign currency exchange rates in 2010. This improved reported operating earnings by $26 million for the nine months ended September 2010 relative to the prior period. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $19 million, or 4%, from the prior period. This increase was primarily driven by higher operating earnings in all regions, partially offset by the prior period impact of pesification in Argentina.

Asia Pacific Region.  The primary driver of the $10 million increase in operating earnings for the region was the overall improvement in the financial markets in Japan, which increased earnings by $15 million. The region also benefited from a favorable change in liabilities for tax uncertainties, improving operating earnings by $6 million. This was partially offset by lower operating earnings in Australia of $8 million, which was primarily due to a write-off of DAC attributable to a change in product feature in the current period. In addition, a favorable liability refinement in the prior period reduced Hong Kong’s results by $3 million.

Net investment income in the region increased by $2 million primarily due to a $37 million increase in average invested assets due to business growth and changes in allocated equity, a $21 million increase in operating joint ventures and an increase of $9 million from higher yields. These increases were partially offset by a $65 million decrease in income from our trading portfolio which was driven by a stronger recovery in equity markets in the prior period compared to current period, primarily in Hong Kong. The reduction in the results of our trading portfolio is entirely offset by a corresponding decrease in the related insurance liabilities and therefore had no impact on operating earnings.

Other operating expenses for the region increased by $32 million primarily due to business growth in South Korea.

Latin America Region.  Operating earnings for the region were unchanged as increased operating earnings in Mexico, Argentina and Chile were entirely offset by the impact of pesification in Argentina which favorably impacted reported earnings by $95 million in the first quarter of 2009. This prior period benefit was due to a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina resulting in a liability release. An increase of $13 million in Mexico was due to business growth, partially offset by unfavorable claims experience in both the Institutional and Individual businesses and higher administrative expenses. Higher investment yields resulting from portfolio restructuring, as well as business growth, were the primarily drivers for a $25 million improvement in Argentina. Market recovery in the fixed annuity business improved operating earnings in Chile by $13 million. In addition, the region benefited by $43 million due to the unfavorable impact in the prior period from a change in assumption regarding the repatriation of earnings as well as a favorable change in the current period, in liabilities for tax uncertainties. The region was negatively impacted by a group policy cancellation in the prior period which reduced operating earnings by $7 million.

Net investment income in the region increased by $177 million primarily due to increases of $157 million from inflation, $30 million due to an increase in average invested assets, including changes in allocated equity, and $5 million from improved trading portfolio results, partially offset by a decrease of $11 million resulting from lower yields. The increase in inflation, primarily in Chile, was offset by a $149 million increase in the related insurance liabilities due to higher inflation. The increase in the investment portfolio is the result of growth in our businesses.

Other operating expenses in the region increased by $125 million primarily driven by a favorable prior period impact of $95 million due to the release of pesification reserves in first quarter of 2009. In addition, business growth in Brazil and Mexico contributed to increased commissions and compensation, as well as higher rental and other administrative expenses.

EMEI Region.  Operating earnings for the EMEI region increased by $10 million, primarily due to lower expenses in India resulting from a reduction of sales support staff in connection with the loss of a major distributor in the current period and a $5 million favorable change in liabilities for tax uncertainties. The improvement in premiums, fees and other revenues from retirement and savings products was completely offset by increased expenses as a result of business growth.

Net investment income in the region increased by $22 million primarily due to increases of $13 million in the trading portfolio, primarily in Ireland, $2 million from an increase in average invested assets, including changes in allocated equity, and $4 million from higher yields.

Banking, Corporate & Other

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$6	$11	$(5)	(45.5)%
Net investment income	691	306	385	125.8%
Other revenues	753	822	(69)	(8.4)%

Total operating revenues	1,450	1,139	311	27.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(11)	3	(14)	(466.7)%
Interest credited to bank deposits	108	120	(12)	(10.0)%
Amortization of DAC and VOBA	(1)	2	(3)	(150.0)%
Interest expense	815	762	53	7.0%
Other expenses	825	915	(90)	(9.8)%

Total operating expenses	1,736	1,802	(66)	(3.7)%

Provision for income tax expense (benefit)	(185)	(414)	229	55.3%

Operating earnings	(101)	(249)	148	59.4%
Preferred stock dividends	91	91	—	—%

Operating earnings available to common shareholders	$(192)	$(340)	$148	43.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each improved by $148 million, primarily due to higher net investment income, and a decrease in other expenses, partially offset by an increase in interest expense and a decrease in tax benefit.

Net investment income increased $250 million due to increases of $184 million from growth in average invested assets, including changes in allocated equity, and $66 million from higher yields. Growth in the investment portfolio was primarily due to higher cash collateral balances received from our derivative counterparties, increased bank deposits and from debt and common stock issuances related to the Acquisition. Yields were positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. These improvements in yields were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased income on trading securities due to a stronger recovery in equity markets in the prior period than in the current period.

The current period includes $93 million of charges related to the Health Care Act. The federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree heath care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the current period by $18 million.

Residential mortgage production declined by $14.9 billion which resulted in a $97 million decline in operating earnings, $27 million of which is included in net investment income with the remainder largely attributable to a reduction in fee income. This was partially offset by a $52 million increase in operating earnings from a $24.7 billion increase in the serviced residential mortgage loan portfolio. The increase in serviced loans is net of the sale of $4.8 billion of serviced loans to FNMA in the second quarter of 2010 and includes a $16.5 billion purchase from a FDIC receivership bank, in the third quarter of 2010.

Interest expense increased $36 million as a result of debt issuances in 2009 and the senior notes issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

The current period benefited from a $58 million reduction in discretionary spending, such as consulting and post employment related costs. This was partially offset by a $20 million increase in contributions to MetLife Foundation. In the current period, we allocated $31 million of internal resource costs for associates committed to the Acquisition. Other expenses include a $55 million decrease in commissions as a result of the decline in mortgage loan production.

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

Current Environment.  The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, and after a brief rebound, the recovery from the recession has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. The Company’s sovereign debt exposure to Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was approximately $39 million, with no sovereign debt exposure to Portugal or Greece at September 30, 2010.

During the nine months ended September 30, 2010, the net unrealized loss position on fixed maturity and equity securities improved from a net unrealized loss of $2.2 billion at December 31, 2009 to a net unrealized gain of $14.8 billion at September 30, 2010, as a result of improvement in market conditions, and a decrease in interest rates.

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

Composition of Investment Portfolio and Investment Portfolio Results

The following table (“yield table”) illustrates the investment income, investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as investment income and investment gains (losses) for the investment portfolio as a whole. The following table also illustrates gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities:

	At or For the		At or For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Fixed Maturity Securities:
Yield (1)	5.79%	5.89%	5.62%	5.83%
Investment income (2), (3)	$3,257	$3,090	$9,350	$8,926
Investment gains (losses) (3)	$(65)	$(455)	$(258)	$(1,442)
Ending carrying value (2), (3)	$264,320	$225,866	$264,320	$225,866
Mortgage Loans:
Yield (1)	5.54%	5.33%	5.49%	5.34%
Investment income (3), (4)	$712	$675	$2,079	$2,049
Investment gains (losses) (3)	$37	$(129)	$20	$(400)
Ending carrying value (3)	$52,845	$50,681	$52,845	$50,681
Real Estate and Real Estate Joint Ventures:
Yield (1)	2.80%	(6.09)%	1.28%	(8.05)%
Investment income	$48	$(109)	$66	$(443)
Investment gains (losses)	$(1)	$(70)	$(40)	$(163)
Ending carrying value	$6,990	$7,032	$6,990	$7,032
Policy Loans:
Yield (1)	6.18%	6.56%	6.49%	6.49%
Investment income	$157	$163	$494	$481
Ending carrying value	$10,230	$10,001	$10,230	$10,001
Equity Securities:
Yield (1)	2.74%	4.50%	3.84%	4.83%
Investment income	$19	$37	$83	$128
Investment gains (losses)	$(1)	$(53)	$100	$(430)
Ending carrying value	$2,865	$3,117	$2,865	$3,117
Other Limited Partnership Interests:
Yield (1)	11.48%	9.75%	13.75%	(1.32)%
Investment income	$170	$127	$596	$(54)
Investment gains (losses)	$(4)	$(12)	$(15)	$(356)
Ending carrying value	$5,948	$5,255	$5,948	$5,255
Cash and Short-Term Investments:
Yield (1)	0.41%	0.45%	0.39%	0.46%
Investment income	$20	$20	$48	$80
Investment gains (losses)	$—	$5	$1	$5
Ending carrying value (3)	$26,100	$22,423	$26,100	$22,423
Other Invested Assets: (5)
Investment income	$75	$54	$395	$244
Investment gains (losses)	$(67)	$(31)	$8	$(41)
Ending carrying value	$16,571	$13,916	$16,571	$13,916
Total Investments:
Gross investment income yield (1)	5.31%	5.14%	5.35%	4.80%
Investment fees and expenses yield	(0.14)	(0.13)	(0.14)	(0.14)

Investment Income Yield (3)	5.17%	5.01%	5.21%	4.66%

Gross investment income	$4,458	$4,057	$13,111	$11,411
Investment fees and expenses	(121)	(101)	(338)	(322)

Investment Income (3), (6)	$4,337	$3,956	$12,773	$11,089

Ending Carrying Value (3)	$385,869	$338,291	$385,869	$338,291

Gross investment gains (3)	$212	$327	$899	$945
Gross investment losses (3)	(215)	(411)	(664)	(1,224)
Writedowns	(98)	(661)	(419)	(2,548)

Investment Portfolio Gains (Losses) (3), (6)	$(101)	$(745)	$(184)	$(2,827)
Investment portfolio gains (losses) income tax (expense) benefit	29	264	48	978

Investment Portfolio Gains (Losses), Net of Income Tax	$(72)	$(481)	$(136)	$(1,849)

Derivatives Net Gains (Losses) (6)	$(311)	$(1,437)	$1,001	$(4,251)
Derivatives net gains (losses) income tax (expense) benefit	$121	$491	$(408)	$1,505

Derivatives Net Gains (Losses), Net of Income Tax	$(190)	$(946)	$593	$(2,746)

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average of quarterly ending assets exclude collateral received from counterparties associated with the Company’s securities lending program and exclude the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities (“CSEs”).

(2)	Fixed maturity securities include $3,756 million and $1,970 million at estimated fair value of trading securities at September 30, 2010 and 2009, respectively. Fixed maturity securities include $194 million and $217 million of investment income related to trading securities for the three months and nine months ended September 30, 2010, respectively, and $163 million and $310 million of investment income related to trading securities for the three months and nine months ended September 30, 2009, respectively.

(3)	Ending carrying values, investment income (loss), and investment gains (losses) as presented herein, exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. The adjustment to investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the fair value option. The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the fair value option.

	At or For the Three Months Ended			At or For the Nine Months Ended
	September 30, 2010			September 30, 2010
		Impact of			Impact of
		Consolidated			Consolidated
	As Reported in the	Securitization	Total —	As Reported in the	Securitization	Total —
	Yield Table	Entities	With CSEs	Yield Table	Entities	With CSEs
	(In millions)

Trading Securities:
Ending carrying value	$3,756	$231	$3,987	$3,756	$231	$3,987
Investment income	$194	$4	$198	$217	$12	$229
Investment gains (losses)	$—	$11	$11	$—	$1	$1
Mortgage Loans:
Ending carrying value	$52,845	$7,093	$59,938	$52,845	$7,093	$59,938
Investment income	$712	$102	$814	$2,079	$312	$2,391
Investment gains (losses)	$37	$5	$42	$20	$23	$43
Cash and Short-Term Investments:
Ending carrying value	$26,100	$47	$26,147	$26,100	$47	$26,147
Total Investments:
Ending carrying value	$385,869	$7,371	$393,240	$385,869	$7,371	$393,240

(4)	Investment income from mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(6)	Investment income, investment portfolio gains (losses) and derivatives net gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income (“NII”), net investment gains (losses) (“NIGL”) and PABs and to exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In millions)

Investment income — in the above yield table	$4,337	$3,956	$12,773	$11,089
Real estate discontinued operations — deduct from NII	13	(2)	11	(5)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from NII, add to Net derivatives gains (losses)	(62)	4	(172)	(59)
Equity method operating joint ventures — add to NII, deduct from Net derivatives gains (losses)	—	(35)	(102)	(111)
Incremental net investment income from consolidated securitization entities — add to NII	103	—	312	—

Net investment income — GAAP consolidated statements of operations	$4,391	$3,923	$12,822	$10,914

Investment portfolio gains (losses) — in the above yield table	$(101)	$(745)	$(184)	$(2,827)
Real estate discontinued operations — deduct from NIGL	—	—	(10)	—
Investment gains (losses) related to consolidated securitization entities — add to NIGL	16	—	24	—
Other gains (losses) — add to NIGL	(257)	13	(154)	37

Net investment gains (losses) — GAAP consolidated statements of operations	$(342)	$(732)	$(324)	$(2,790)

Derivatives net gains (losses) — in the above yield table	$(311)	$(1,437)	$1,001	$(4,251)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to Net derivatives gains (losses), deduct from NII	62	(4)	172	59
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to Net derivatives gains (losses), deduct from interest credited to PABs	5	(1)	3	(3)
Equity method operating joint ventures — add to NII, deduct from Net derivatives gains (losses)	—	35	102	111

Net derivatives gains (losses) — GAAP consolidated statements of operations	$(244)	$(1,407)	$1,278	$(4,084)

See “— Results of Operations — Three Months Ended September 30, 2010 compared with the Three Months Ended September 30, 2009 — Consolidated Results” and “— Results of Operations — Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009 — Consolidated Results” for an analysis of the period over period changes in net investment income, net investment gains (losses) and net derivatives gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $260.6 billion and $227.6 billion, each representing 66% and 67% of total cash and invested assets at estimated fair value, at September 30, 2010 and December 31, 2009, respectively. Publicly-traded fixed maturity securities represented $220.4 billion and $191.4 billion, or 85% and 84% of total fixed maturity securities at estimated fair value, at September 30, 2010 and December 31, 2009, respectively. Privately placed fixed maturity securities represented $40.2 billion and $36.2 billion, or 15% and 16% of total fixed maturity securities at estimated fair value, at September 30, 2010 and December 31, 2009, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $2.9 billion and $3.1 billion, or 0.7% and 0.9% of total cash and invested assets at estimated fair value, at September 30, 2010 and December 31, 2009, respectively. Publicly-traded equity securities represented $1.7 billion and $2.1 billion, or 59% and 68% of total equity securities at estimated fair value, at September 30, 2010 and December 31, 2009, respectively. Privately-held equity securities represented $1.2 billion and $1.0 billion, or 41% and 32% of total equity securities at estimated fair value, at September 30, 2010 and December 31, 2009, respectively.

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

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	September 30, 2010
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$17,485	6.7%	$321	11.2%

Level 2:
Independent pricing source	193,116	74.1	397	13.8
Internal matrix pricing or discounted cash flow techniques	31,622	12.1	1,068	37.3

Significant other observable inputs	224,738	86.2	1,465	51.1

Level 3:
Independent pricing source	8,333	3.2	933	32.6
Internal matrix pricing or discounted cash flow techniques	7,432	2.9	131	4.6
Independent broker quotations	2,576	1.0	15	0.5

Significant unobservable inputs	18,341	7.1	1,079	37.7

Total estimated fair value	$260,564	100.0%	$2,865	100.0%

	September 30, 2010
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$74,165	$6,855	$81,020
Residential mortgage-backed securities (“RMBS”)	—	43,606	2,294	45,900
Foreign corporate securities	—	40,143	4,827	44,970
U.S. Treasury, agency and government guaranteed securities	17,207	17,094	59	34,360
Commercial mortgage-backed securities (“CMBS”)	—	15,252	281	15,533
Foreign government securities	278	14,252	314	14,844
Asset-backed securities (“ABS”)	—	10,652	3,654	14,306
State and political subdivision securities	—	9,562	52	9,614
Other fixed maturity securities	—	12	5	17

Total fixed maturity securities	$17,485	$224,738	$18,341	$260,564

Equity Securities:
Common stock	$321	$1,080	$170	$1,571
Non-redeemable preferred stock	—	385	909	1,294

Total equity securities	$321	$1,465	$1,079	$2,865

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2010 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (91%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and RMBS.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan RMBS and less liquid prime RMBS, below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended September 30, 2010, Level 3 fixed maturity securities increased by $525 million, or 3%. The increase was driven by net purchases in excess of sales and increases in estimated fair value recognized in other comprehensive income (loss), net of transfers out of Level 3. The net transfers out of Level 3 are described in the discussion following the rollforward table below. Net purchases in excess of sales of fixed maturity securities were concentrated in RMBS and ABS. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities, and ABS (including RMBS backed by sub-prime mortgage loans) due to improving or stabilizing market conditions including an improvement in liquidity coupled with the effect of decreased interest rates on such securities.

•	During the nine months ended September 30, 2010, Level 3 fixed maturity securities increased by $1,151 million, or 7%. This increase was driven by increases in estimated fair value recognized in other comprehensive income (loss) which were partially offset by net sales in excess of purchases. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving or stabilizing market conditions including an improvement in liquidity coupled with the effect of decreased interest rates on such securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2010		September 30, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
		(In millions)

Balance, beginning of period	$17,816	$1,006	$17,190	$1,240
Total realized/unrealized gains (losses) included in:
Earnings	(50)	—	(56)	49
Other comprehensive income (loss)	707	70	1,392	28
Purchases, sales, issuances and settlements	741	1	(247)	(224)
Transfers into and/or out of Level 3	(873)	2	62	(14)

Balance, end of period	$18,341	$1,079	$18,341	$1,079

An analysis of transfers into and/or out of Level 3 for the three months and nine months ended September 30, 2010 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of ($3) million and ($59) million, and other comprehensive income (loss) of $13 million and $99 million, were incurred for transfers subsequent to their transfer into Level 3, for the three months and nine months ended September 30, 2010, respectively.

•	Net transfers into and/or out of Level 3 for fixed maturity securities were ($873) million and $62 million, and were comprised of transfers into Level 3 of $367 million and $1,475 million, and transfers out of Level 3 ($1,240) million and ($1,413) million for the three months and nine months ended September 30, 2010, respectively.

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2010 are summarized below.

•	During the three months and nine months ended September 30, 2010, fixed maturity securities transfers into Level 3 of $367 million and $1,475 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value, principally for certain RMBS and private placements included in U.S. and foreign corporate securities.

•	During the three months and nine months ended September 30, 2010, fixed maturity securities transfers out of Level 3 of ($1,240) million and ($1,413) million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

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

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” The NAIC ratings are generally similar to the designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities, called “rating agency designations”. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s Investors Service (“Moody’s”) or rated “BBB” or better by Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”)) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

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

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiaries. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiaries are presented based on final ratings from the revised NAIC rating methodology described above (which may not correspond to rating agency designations). All NAIC designation amounts and percentages presented herein are based on the revised NAIC methodology described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodology described above.

The following three tables present information about the Company’s fixed maturity securities holdings by credit quality ratings. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organizations list, including Moody’s, S&P, Fitch and Realpoint, LLC. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2010			December 31, 2009
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
				(In millions)

1	Aaa/Aa/A	$162,359	$173,111	66.5%	$151,391	$151,136	66.4%
2	Baa	61,313	66,005	25.3	55,508	56,305	24.7
3	Ba	13,271	13,289	5.1	13,184	12,003	5.3
4	B	7,492	7,022	2.7	7,474	6,461	2.9
5	Caa and lower	922	835	0.3	1,809	1,425	0.6
6	In or near default	302	302	0.1	343	312	0.1

	Total fixed maturity securities	$245,659	$260,564	100.0%	$229,709	$227,642	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, that each designation is comprised of at September 30, 2010 and December 31, 2009:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at September 30, 2010
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$34,826	$34,769	$7,520	$3,451	$413	$41	$81,020
RMBS	40,394	1,843	1,930	1,365	153	215	45,900
Foreign corporate securities	19,653	21,224	2,450	1,480	151	12	44,970
U.S. Treasury, agency and government guaranteed securities	34,360	—	—	—	—	—	34,360
CMBS	15,066	307	82	40	38	—	15,533
Foreign government securities	7,072	6,226	990	556	—	—	14,844
ABS	12,883	907	286	116	80	34	14,306
State and political subdivision securities	8,857	717	31	9	—	—	9,614
Other fixed maturity securities	—	12	—	5	—	—	17

Total fixed maturity securities	$173,111	$66,005	$13,289	$7,022	$835	$302	$260,564

Percentage of total	66.5%	25.3%	5.1%	2.7%	0.3%	0.1%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2009
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,848	$30,266	$6,319	$2,965	$616	$173	$72,187
RMBS	38,464	1,563	2,260	1,391	339	3	44,020
Foreign corporate securities	16,678	17,393	2,067	1,530	281	81	38,030
U.S. Treasury, agency and government guaranteed securities	25,447	—	—	—	—	—	25,447
CMBS	15,000	434	152	22	14	—	15,622
Foreign government securities	5,786	4,841	890	415	—	15	11,947
ABS	11,573	1,033	275	124	117	40	13,162
State and political subdivision securities	6,337	765	40	8	58	—	7,208
Other fixed maturity securities	3	10	—	6	—	—	19

Total fixed maturity securities	$151,136	$56,305	$12,003	$6,461	$1,425	$312	$227,642

Percentage of total	66.4%	24.7%	5.3%	2.9%	0.6%	0.1%	100.0%

Fixed Maturity and Equity Securities Available-for-Sale.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables summarizing the cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of fixed maturity and equity securities on a sector basis, and selected information about certain fixed maturity securities held by the Company that were below investment grade or non-rated, non-income producing, credit enhanced by financial guarantor insurers — by sector, and the ratings of the financial guarantor insurers providing the credit enhancement at September 30, 2010 and December 31, 2009.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any significant concentrations of credit risk in its equity securities portfolio of any single issuer greater than 10% of the Company’s stockholders’ equity at September 30, 2010 and December 31, 2009.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — Summary” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of the concentrations of credit risk related to fixed maturity securities holdings.

Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of the total investments. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at September 30, 2010 and December 31, 2009.

Structured Securities.  The following table presents the types and portion rated Aaa/AAA, and portion rated NAIC 1 for RMBS and ABS backed by sub-prime mortgage loans, of structured securities the Company held at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

RMBS	$45,900	60.6%	$44,020	60.5%
CMBS	15,533	20.5	15,622	21.4
ABS	14,306	18.9	13,162	18.1

Total structured securities	$75,739	100.0%	$72,804	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$36,982	80.6%	$35,626	80.9%
RMBS rated NAIC 1	$40,394	88.0%	$38,464	87.4%
CMBS rated Aaa/AAA	$14,287	92.0%	$13,354	85.5%
ABS rated Aaa/AAA	$10,570	73.9%	$9,354	71.1%
ABS rated NAIC 1	$12,883	90.1%	$11,573	87.9%

RMBS.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the Company’s RMBS holdings by security type and risk profile at September 30, 2010 and December 31, 2009.

The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at September 30, 2010 and December 31, 2009, as presented above. Effective December 31, 2009, the NAIC adopted a revised rating methodology for non-agency RMBS based on the NAIC’s estimate of expected losses from non-agency RMBS. The majority of the agency RMBS held by the Company was guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS includes prime and alternative residential mortgage loans (“Alt-A”) RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At September 30, 2010 and December 31, 2009, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 84% and 90% at September 30, 2010 and December 31, 2009, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, portion rated NAIC 1 by the NAIC, and portion of holdings that are backed by fixed rate collateral or hybrid ARM collateral at September 30, 2010 and December 31, 2009. Based upon the analysis of the Company’s exposure to RMBS, including Alt-A RMBS, that are considered temporarily impaired, the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as a result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, in the second quarter of 2010, market conditions continued to improve and interest rates continued to decrease, causing our portfolio to be in an unrealized gain position of 3% of amortized cost at September 30, 2010. Based upon the analysis of the Company’s exposure to CMBS in the 2006 and 2007 vintage years that are considered temporarily impaired the Company expects to receive payments in accordance with the contractual terms of the securities. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

The Company’s holdings in CMBS were $15.5 billion and $15.6 billion, at estimated fair value at September 30, 2010 and December 31, 2009, respectively. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the amortized cost and estimated fair value, rating agency designation by Moody’s, S&P, Fitch or Realpoint, LLC and holdings by vintage year of such securities held by the Company at September 30, 2010 and December 31, 2009. The Company had no exposure to CMBS index securities at September 30, 2010 or December 31, 2009. The Company’s holdings of commercial real estate collateralized debt obligations securities were $123 million and $111 million at estimated fair value at September 30, 2010 and December 31, 2009, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 26% and 25% at September 30, 2010 and December 31, 2009, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of CMBS by rating agency designation and by vintage year at September 30, 2010 and December 31, 2009.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s ABS by collateral type, portion rated Aaa/AAA, portion rated NAIC 1, and portion credit enhanced held by the Company at September 30, 2010 and December 31, 2009.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime mortgage loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in the nine months ended September 30, 2010, market conditions improved, credit spreads narrowed on mortgage-backed and asset-backed securities and unrealized losses on ABS backed by sub-prime mortgage loans decreased from 36% to 26% of amortized cost from December 31, 2009 to September 30, 2010. Based upon the analysis of the Company’s sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired. Any securities where the present value of projected future cash flows expected to be collected is less than amortized cost are impaired in accordance with our impairment policy.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year and by NAIC rating at September 30, 2010 and December 31, 2009.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,082 million and $1,044 million and unrealized losses of $389 million and $593 million at September 30, 2010 and December 31, 2009, respectively. Approximately 56% of this portfolio was rated Aa or better, of which 88%

was in vintage year 2005 and prior at September 30, 2010. Approximately 61% of this portfolio was rated Aa or better, of which 91% was in vintage year 2005 and prior at December 31, 2009. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,082 million and $1,044 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at September 30, 2010 and December 31, 2009, respectively.

ABS also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $4 million with an estimated fair value of $2 million at September 30, 2010 and an aggregate cost of $22 million with an estimated fair value of $8 million at December 31, 2009.

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

Net Unrealized Investment Gains (Losses)

See “Investments — Net Unrealized Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) and the changes in net unrealized investment gains (losses) at September 30, 2010 and December 31, 2009 and for the three months and nine months ended September 30, 2010.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss) of ($243) million at September 30, 2010, includes ($859) million recognized prior to January 1, 2010, ($24) million and ($181) million (($18) million and ($180) million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2010, respectively, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements) for the nine months ended September 30, 2010, $46 million and $100 million related to securities sold during the three months and nine months ended September 30, 2010, respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $541 million and $681 million of subsequent increases in estimated fair value during the three months and nine months ended September 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the

tables that present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at September 30, 2010, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at September 30, 2010 and December 31, 2009.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the tables that present the concentration by sector and industry of the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $4.8 billion and $10.8 billion at September 30, 2010 and December 31, 2009, respectively.

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	September 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	97	7	223	9
Total gross unrealized loss	$1,715	$112	$4,465	$132
Percentage of total gross unrealized loss	37%	49%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.8 billion during the nine months ended September 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2010 was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at September 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
				(In millions)

Less than six months	$25	$20	80%	$20	100%	$20	100%	10%
Six months or greater but less than twelve months	17	17	100%	17	100%	17	100%	94%
Twelve months or greater	120	120	100%	120	100%	116	97%	78%

All equity securities with a gross unrealized loss of 20% or more	$162	$157	97%	$157	100%	$153	97%	71%

In connection with the equity securities impairment review process at September 30, 2010, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

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

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$10,747	$11,041	$102	$334	$10,849	$11,375

Gross investment gains	190	228	7	41	197	269

Gross investment losses	(136)	(278)	(7)	(58)	(143)	(336)

Total OTTI losses recognized in earnings:
Credit-related	(107)	(223)	—	—	(107)	(223)
Other (1)	(12)	(182)	(1)	(36)	(13)	(218)

Total OTTI losses recognized in earnings	(119)	(405)	(1)	(36)	(120)	(441)

Net investment gains (losses)	$(65)	$(455)	$(1)	$(53)	$(66)	$(508)

	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$32,625	$30,392	$547	$587	$33,172	$30,979

Gross investment gains	569	773	114	61	683	834

Gross investment losses	(470)	(925)	(11)	(125)	(481)	(1,050)

Total OTTI losses recognized in earnings:
Credit-related	(339)	(966)	—	—	(339)	(966)
Other (1)	(18)	(324)	(3)	(366)	(21)	(690)

Total OTTI losses recognized in earnings	(357)	(1,290)	(3)	(366)	(360)	(1,656)

Net investment gains (losses)	$(258)	$(1,442)	$100	$(430)	$(158)	$(1,872)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $120 million and $360 million for the three months and nine months ended September 30, 2010, respectively, and $441 million and $1,656 million for the three months and nine months ended September 30, 2009, respectively. Impairments of fixed maturity securities were $119 million and $357 million for the three months and nine months ended September 30, 2010, respectively, and $405 million and $1,290 million for the three months and nine months ended September 30, 2009, respectively. Impairments of equity securities were $1 million and $3 million for the three months and nine months ended September 30, 2010, respectively, and $36 million and $366 million for the three months and nine months ended September 30, 2009, respectively.

The Company’s credit-related impairments of fixed maturity securities were $107 million and $339 million for the three months and nine months ended September 30, 2010, respectively, and $223 million and $966 million for the three months and nine months ended September 30, 2009, respectively.

The Company’s three largest impairments totaled $65 million and $105 million for the three months and nine months ended September 30, 2010, respectively, and $183 million and $455 million for the three months and nine months ended September 30, 2009 respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $2.5 billion and $9.2 billion during the three months and nine months ended September 30, 2010, respectively, and $2.2 billion and $7.5 billion for the three months and nine months ended September 30, 2009, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $143 million and $481 million for the three months and nine months ended September 30, 2010, respectively, and $336 million and $1,050 million for the three months and nine months ended September 30, 2009, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended September 30, 2010 compared to the three months ended September 30, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $120 million for the three months ended September 30, 2010 as compared to $441 million in the comparable prior year period. Improving or stabilizing market conditions across all industries within the U.S. and foreign corporate securities portfolio, particularly the financial services industry, and the structured finance securities portfolio compared to the prior year period when there was significant stress in the global financial markets, resulted in a higher level of impairments in fixed maturity and equity securities in the prior year period. The most significant decrease in the current year period, as compared to the prior year period, was in the Company’s financial services industry holdings which comprised $275 million in fixed maturity and equity impairments in three months ended September 30, 2009, as compared to $54 million in impairments for the three months ended September 30, 2010. The financial services industry impairments for the three months ended September 30, 2009 included $34 million of impairments on equity security perpetual hybrid securities, which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $360 million for the nine months ended September 30, 2010 as compared to $1,656 million in the comparable prior year period. Improving or stabilizing market conditions across all sectors and industries, particularly the financial services industry, as compared to the prior year period when there was significant stress in the global financial markets, resulted in a higher level of impairments in fixed maturity and equity securities in the prior year period. The most significant decrease in the current year period, as compared to the prior year period, was in the Company’s financial services industry holdings which comprised $753 million in fixed maturity and equity impairments in nine months ended September 30, 2009, as compared to $82 million in impairments for the nine months ended September 30, 2010. Of the $753 million in financial services industry impairments for the nine months ended September 30, 2009, $324 million were in equity securities, of which $294 million were in financial services industry perpetual hybrid securities which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities. Impairments in the nine months ended September 30, 2010 were concentrated in the RMBS, ABS and CMBS sectors reflecting current economic conditions including higher unemployment levels and continued weakness within the real estate markets. Of the fixed maturity and equity securities impairments of $360 million and $1,656 million in the nine months ended September 30, 2010 and 2009, respectively, $229 million and $285 million, respectively, were in the Company’s RMBS, ABS and CMBS holdings.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

U.S. and foreign corporate securities — by industry:
Finance	$54	$241	$82	$429
Consumer	8	42	31	206
Communications	9	29	12	232
Utility	—	8	3	84
Other industries	—	—	—	26
Industrial	—	7	—	27

Total U.S. and foreign corporate securities	71	327	128	1,004
ABS	26	17	89	111
RMBS	19	40	76	118
CMBS	3	20	64	56
Foreign government securities	—	1	—	1

Total	$119	$405	$357	$1,290

Equity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Sector:
Common stock	$1	$2	$3	$52
Non-redeemable preferred stock	—	34	—	314

Total	$1	$36	$3	$366

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$34	$—	$294
Common and remaining non-redeemable preferred stock	—	—	—	30

Total financial services industry	—	34	—	324
Other industries	1	2	3	42

Total	$1	$36	$3	$366

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

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2010 and 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the three months and nine months ended September 30, 2010 and 2009.

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

Elements of the securities lending program are presented in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements under “— Investments — Securities Lending.”

The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2010 was $3.0 billion, of which $2.5 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency, and government guaranteed securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury, agency and government guaranteed, ABS, foreign corporate and CMBS securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the interim condensed consolidated financial statements. Separately, the Company had $51 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third party trustee, as custodian, at September 30, 2010 and December 31, 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $60 million and $51 million at September 30, 2010 and December 31, 2009, respectively.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at September 30, 2010 and December 31, 2009.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to its securities lending program.

Trading Securities

The Company has trading securities to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. In addition, the Company classifies securities held by CSEs as trading securities, with changes in estimated fair value recorded as net investment gains (losses). Trading securities which consisted principally of publicly-traded fixed maturity and equity securities, were $4.0 billion and $2.4 billion, or 1.0% and 0.7% of total cash and invested assets at estimated fair value, at September 30, 2010 and December 31, 2009, respectively. See “Investments — Trading Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables which present information about the trading securities, related short sale agreement liabilities, investments pledged to secure short sale agreement liabilities, net investment income, changes in estimated fair value included in net investment income for trading securities and changes in estimated fair value included in net investment gains (losses) for securities held by CSEs at September 30, 2010 and December 31, 2009, and for the three months and nine months ended September 30, 2010 and 2009.

Trading securities, securities held by consolidated securitization entities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2010
	Trading Securities		Trading Liabilities
		(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$3,005	76%	$16	42%
Significant other observable inputs (Level 2) (1)	889	22	20	53
Significant unobservable inputs (Level 3)	93	2	2	5

Total estimated fair value	$3,987	100%	$38	100%

(1)	All trading securities held by consolidated securitization entities are classified as Level 2.

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2010, is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
	(In millions)

Balance, beginning of period	$36	$83
Total realized/unrealized gains (losses) included in:
Earnings	9	3
Purchases, sales, issuances and settlements	13	(12)
Transfer in and/or out of Level 3	35	19

Balance, end of period	$93	$93

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage loans was $59.9 billion and $50.9 billion, or 15.2% and 15.1% of total cash and invested assets at September 30, 2010 and December 31, 2009, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial

Statements for a table that presents the Company’s mortgage loans held-for-investment of $57.1 billion and $48.2 billion by type at September 30, 2010 and December 31, 2009, respectively, as well as the components of the mortgage loans held-for-sale of $2.8 billion and $2.7 billion at September 30, 2010 and December 31, 2009, respectively. The information presented on Mortgage Loans herein excludes the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities. Such amounts are presented in the aforementioned table in “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Mortgage Loans by Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type to reduce the risk of concentration. See “Investments — Mortgage Loans — Mortgage Loans by Geographic Region and Property Type” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at September 30, 2010 and December 31, 2009.

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

The following table presents the amortized cost and valuation allowance (amortized cost is carrying value before valuation allowances) for commercial mortgage loans, agricultural mortgage loans, and residential and consumer loans held-for-investment distributed by loan classification at:

	September 30, 2010				December 31, 2009
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost	Total	Allowance	Cost	Cost	Total	Allowance	Cost
	(In millions)

Commercial:
Performing	$35,863	99.4%	$550	1.5%	$35,066	99.7%	$548	1.6%
Restructured	87	0.2	—	—%	—	—	—	—%
Potentially delinquent	133	0.4	23	17.3%	102	0.3	41	40.2%
Delinquent or under foreclosure	8	—	—	—%	8	—	—	—%

Total	$36,091	100.0%	$573	1.6%	$35,176	100.0%	$589	1.7%

Agricultural (1):
Performing	$12,354	98.0%	$35	0.3%	$11,950	97.5%	$33	0.3%
Restructured	63	0.5	14	22.2%	36	0.3	10	27.8%
Potentially delinquent	36	0.3	11	30.6%	128	1.0	34	26.6%
Delinquent or under foreclosure	145	1.2	16	11.0%	141	1.2	38	27.0%

Total	$12,598	100.0%	$76	0.6%	$12,255	100.0%	$115	0.9%

Residential and Consumer (2):
Performing	$1,903	96.0%	$16	0.8%	$1,389	94.4%	$16	1.2%
Restructured	2	—	—	—%	1	0.1	—	—%
Potentially delinquent	17	0.9	—	—%	10	0.7	—	—%
Delinquent or under foreclosure	61	3.1	1	1.6%	71	4.8	1	1.4%

Total	$1,983	100.0%	$17	0.9%	$1,471	100.0%	$17	1.2%

(1)	The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type. Of the $12.6 billion of agricultural mortgage loans outstanding at September 30, 2010, 53% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity.

(2)	Residential and consumer loans consist of primarily residential mortgage loans, home equity lines of credit, and automobile loans held-for-investment.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial loans, the average loan-to-value ratio was 67% and 68% at September 30, 2010 and December 31, 2009, respectively, and the average debt service coverage ratio was 2.3x at September 30, 2010 as compared to 2.2x at December 31, 2009. The values utilized in calculating these ratios are developed in connection with our review of the commercial loan portfolio, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential and Consumer Loans.  The Company has a conservative residential and consumer loan portfolio and does not hold any option ARMs, sub-prime, low teaser rate, or loans with a loan-to-value ratio of 100% or more. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential loans with a loan-to-value ratio of 80% or more was $75 million at September 30, 2010, and the majority of the higher loan-to-value loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only loans was $382 million at September 30, 2010.

Mortgage Loan Valuation Allowances.  The Company’s valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which the Company expects to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. The Company records additions to and decreases in its valuation allowances and gains and losses from the sale of loans in net investment gains (losses).

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

The determination of the amount of, and additions or decreases to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance. Such changes in the valuation allowance are also recorded in net investment gains (losses).

The following tables present the changes in valuation allowances for commercial, agricultural and residential and consumer mortgage loans held-for-investment:

			Residential
			and
	Commercial	Agricultural	Consumer	Total
	(In millions)

For the Three Months Ended September 30, 2010:
Balance, beginning of period	$621	$96	$17	$734
Provision/(release)	(27)	1	3	(23)
Charge-offs, net of recoveries	(21)	(21)	(3)	(45)

Balance, at end of period	$573	$76	$17	$666

For the Three Months Ended September 30, 2009:
Balance, beginning of period	$432	$96	$15	$543
Provision/(release)	112	27	2	141
Charge-offs, net of recoveries	(2)	(10)	(1)	(13)

Balance, at end of period	$542	$113	$16	$671

For the Nine Months Ended September 30, 2010:
Balance, beginning of period	$589	$115	$17	$721
Provision/(release)	6	—	5	11
Charge-offs, net of recoveries	(22)	(39)	(5)	(66)

Balance, at end of period	$573	$76	$17	$666

For the Nine Months Ended September 30, 2009:
Balance, beginning of period	$232	$61	$11	$304
Provision/(release)	330	77	9	416
Charge-offs, net of recoveries	(20)	(25)	(4)	(49)

Balance, at end of period	$542	$113	$16	$671

The following table presents the Company’s valuation allowances for loans by type of credit loss at:

	September 30, 2010	December 31, 2009
	(In millions)

Specific credit losses	$71	$123
Non-specifically identified credit losses	595	598

Total valuation allowances	$666	$721

The Company held $121 million and $210 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $93 million and $202 million relate to impaired mortgage loans held-for-investment and $28 million and $8 million to certain mortgage loans held-for-sale, at September 30, 2010 and December 31, 2009, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairment gains (losses) of $1 million and $3 million for the three months and nine months ended September 30, 2010, respectively, and ($27) million and ($56) million for the three months and nine months ended September 30, 2009, respectively. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The carrying value of the Company’s wholly-owned real estate, real estate joint ventures and real estate held-for-sale was $7.0 billion, or 1.8%, and $6.9 billion, or 2.0%, of total cash and invested assets at September 30, 2010 and December 31, 2009, respectively.

Real estate holdings by type consisted of the following:

	September 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Wholly-owned real estate	$5,636	80.7%	$5,435	78.8%
Accumulated depreciation	(1,509)	(21.6)	(1,408)	(20.4)

Net wholly-owned real estate	4,127	59.1	4,027	58.4
Real estate joint ventures and funds	2,711	38.8	2,698	39.1

Subtotal — wholly-owned real estate and real estate joint ventures	6,838	97.9%	6,725	97.5%
Foreclosed real estate	143	2.0	127	1.9

Real estate held-for-investment	6,981	99.9%	6,852	99.4%
Real estate held-for-sale	9	0.1	44	0.6

Total real estate holdings	$6,990	100.0%	$6,896	100.0%

Properties acquired through foreclosure were $96 million and $39 million for the nine months ended September 30, 2010 and 2009, respectively. After the Company acquires properties through foreclosure, it evaluates whether the property is appropriate for retention in its real estate portfolio. Foreclosed real estate disclosed above includes those properties the Company has not selected for retention in its real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

There were no impairments of wholly-owned real estate and real estate joint ventures for the three months ended September 30, 2010. Impairments of wholly-owned real estate and real estate joint ventures were $47 million for the nine months ended September 30, 2010. Impairments of wholly-owned real estate and real estate joint ventures were $68 million and $160 million for the three months and nine months ended September 30, 2009, respectively. There were no impairments recognized on real estate held-for-sale for the three months and nine months ended September 30, 2010. There were no impairments recognized on real estate held-for-sale for the three months ended September 30, 2009 and less than $1 million for the nine months ended September 30, 2009. The Company’s carrying value of real estate held-for-sale as presented above has been reduced by impairments recorded prior to 2009 of $1 million at both September 30, 2010 and December 31, 2009.

The impaired cost basis real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. There were no impairments to estimated fair value for such cost basis real estate joint ventures for the three months ended September 30, 2010. Impairments to estimated fair value for such cost basis real estate joint ventures of $25 million for the nine months ended September 30, 2010, were recognized within net investment gains (losses) and are included in the $47 million of impairments on wholly-owned real estate and real estate joint ventures for the nine months ended September 30, 2010. There were $22 million of cost basis real estate joint ventures impairments to estimated fair value included in the $68 million of impairments on wholly-owned real estate and real estate joint ventures for the three months ended September 30, 2009. There were $90 million of impairments to estimated fair value for such cost basis real estate joint ventures for the nine months ended September 30, 2009 which were recognized in net investment gains (losses) and are included in the $160 million of impairments on wholly-owned real estate and real estate joint ventures for the nine months ended September 30, 2009. The estimated fair value of the impaired real estate joint ventures after these impairments was $8 million at September 30, 2010 and $96 million at September 30, 2009.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.9 billion and $5.5 billion, or 1.5% and 1.6% of total cash and invested assets at September 30, 2010 and December 31, 2009, respectively. Included within other limited partnership interests was $1.0 billion, at both September 30, 2010 and December 31, 2009, of investments in hedge funds.

Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $2 million and $13 million for the three months ended September 30, 2010 and 2009, respectively, and $10 million and $354 million for the nine months ended September 30, 2010 and 2009, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $18 million and $527 million at September 30, 2010 and 2009, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	September 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Freestanding derivatives with positive fair values	$10,555	63.7%	$6,133	48.2%
Leveraged leases, net of non-recourse debt	2,277	13.7	2,227	17.5
Tax credit partnerships	832	5.0	719	5.7
Mortgage servicing rights (“MSRs”)	707	4.3	878	6.9
Joint venture investments	670	4.0	977	7.7
Funds withheld at interest	540	3.3	505	4.0
Funding agreements	—	—	409	3.2
Other	990	6.0	861	6.8

Total	$16,571	100.0%	$12,709	100.0%

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

Short-term Investments

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $11.6 billion and $8.4 billion, or 3.0% and 2.5% of total cash and invested assets at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $10.6 billion and $7.5 billion at September 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of acquisition was $12.2 billion and $8.4 billion at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $8.5 billion and $6.0 billion at September 30, 2010 and December 31, 2009, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at September 30, 2010 and December 31, 2009.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at September 30, 2010 and December 31, 2009.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at September 30, 2010 and December 31, 2009.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2010 and 2009.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2010
	Derivative		Derivative
	Assets		Liabilities
		(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$62	1%	$43	1%
Significant other observable inputs (Level 2)	9,726	92	3,552	97
Significant unobservable inputs (Level 3)	767	7	82	2

Total estimated fair value	$10,555	100%	$3,677	100%

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

Derivatives categorized as Level 3 at September 30, 2010 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs or that are priced via independent broker quotations; currency options based upon baskets of currencies having unobservable currency correlations; and credit forwards having unobservable repurchase rates.

At September 30, 2010 and December 31, 2009, 1.98% and 5.5%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2010 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
	(In millions)

Balance, beginning of period	$753	$356
Total realized/unrealized gains (losses) included in:
Earnings	(98)	364
Other comprehensive income (loss)	30	49
Purchases, sales, issuances and settlements	8	(62)
Transfer in and/or out of Level 3	(8)	(22)

Balance, end of period	$685	$685

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2010
	Net Embedded Derivatives Within
	Asset Host
	Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(8)	—
Significant unobservable inputs (Level 3)	125	100	3,459	100

Total estimated fair value	$125	100%	$3,451	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
	(In millions)

Balance, beginning of period	$(3,296)	$(1,455)
Total realized/unrealized gains (losses) included in:
Earnings	134	(1,496)
Other comprehensive income (loss)	(98)	(163)
Purchases, sales, issuances and settlements	(74)	(220)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$(3,334)	$(3,334)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivatives gains (losses) for the three months and nine months ended September 30, 2010 were gains (losses) of ($291) million and $399 million, respectively, in connection with this adjustment. These amounts are net of a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See “— Summary of Critical Accounting Estimates.”

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Embedded Derivatives” included in the 2009 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.7 billion and $4.1 billion at September 30, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $5.0 billion and $2.7 billion at September 30, 2010 and December 31, 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.2 billion and $2.2 billion at September 30, 2010 and December 31, 2009, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.1 billion and $1.3 billion at September 30, 2010 and December 31, 2009, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Guarantees

During the nine months ended September 30, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both September 30, 2010 and December 31, 2009, for indemnities, guarantees and commitments.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $373 million and $6 million at September 30, 2010 and December 31, 2009, respectively.

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

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $16.7 billion and $11.7 billion at September 30, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

Acquisition of the Alico Business

Fair Value of Consideration Transferred.

The table below details the fair value of the consideration transferred in connection with the Acquisition:

(In millions)

Cash	$7,203
MetLife, Inc.’s common stock (78,239,712 shares at $40.90 per share)	3,200
MetLife, Inc.’s Series B contingent convertible junior participating non-cumulative perpetual preferred stock (1)	2,805
MetLife, Inc.’s equity units ($3.0 billion aggregate stated amount) (2)	3,189

Total fair value of consideration transferred	$16,397

(1)	Consists of 6,857,000 shares convertible into approximately 68,570,000 shares (valued at $40.90 per share at the time of the Acquisition) of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders.

(2)	The equity units, which are mandatorily convertible securities, will initially consist of (i) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing of the Acquisition), for a fixed amount per purchase contract, (an aggregate of $1.0 billion on each settlement date) and (ii) an interest in each of three series of senior debt securities (Series A, B and C) of MetLife, Inc. At future dates, the Series A, B and C debt securities will be subject to remarketing and sold to investors. Holders of the equity units who elect to include their debt securities in a remarketing can use the proceeds thereof to meet their obligations under the purchase contracts.

The aggregate amount of MetLife, Inc.’s common stock to be issued to ALICO Holdings in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of 78.2 million shares issued at closing, 68.6 million shares to be issued upon conversion of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) (together with $3.0 billion aggregate stated amount of equity units of MetLife, Inc., the “Securities”) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the equity units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to ALICO Holdings certain rights and sets forth certain agreements with respect to ALICO Holdings’ ownership, voting and transfer of the Securities. ALICO Holdings has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods.

Senior Notes.  On August 6, 2010, in anticipation of the Acquisition, the Holding Company issued senior notes as follows:

•	$1,000 million senior notes due February 6, 2014, which bear interest at a fixed rate of 2.375%, payable semiannually;

•	$1,000 million senior notes due February 8, 2021, which bear interest at a fixed rate of 4.75%, payable semiannually;

•	$750 million senior notes due February 6, 2041, which bear interest at a fixed rate of 5.875%, payable semiannually; and

•	$250 million floating rate senior notes due August 6, 2013, which bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 1.25%, payable quarterly.

In connection with these offerings, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

Common Stock.  In anticipation of the Acquisition, on August 6, 2010, the Holding Company issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3,623 million. In connection with the offering of common stock, the Holding Company incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in-capital. See “— Subsequent Events — Acquisition of the Alico Business” for a discussion of additional common stock issued in November 2010 in connection with the Acquisition.

Credit and Committed Facilities.  As a result of the offerings of senior notes and common stock described above, the commitment letter for a $5.0 billion senior credit facility, which the Company signed on March 16, 2010 to partially finance the Acquisition, was terminated. During March 2010, the Company paid $28 million in fees related to this senior credit facility, all of which were expensed during the nine months ended September 30, 2010.

The Company

Capital

The Company’s capital position is managed to maintain its financial strength and credit ratings and is supported by its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet its operating and growth needs.

While the Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008, as well as during the rebound and recovery periods beginning in the second quarter of 2009, the increase in credit spreads experienced since then has resulted in an increase in the cost of such new capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities have been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s credit facility fees to increase.

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

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Nine Months
	Ended
	September 30,
	2010	2009
	(In millions)

Sources:
Net cash provided by operating activities	$5,193	$2,718
Net cash provided by changes in policyholder account balances	3,583	—
Net cash provided by changes in payables for collateral under securities loaned and other transactions	7,695	—
Net cash provided by changes in bank deposits	—	1,368
Net cash provided by short-term debt issuances	1,145	—
Long-term debt issued, net of issuance costs	4,576	2,603
Collateral financing arrangements issued	—	105
Junior subordinated debt securities issued	—	500
Common stock issued, net of issuance costs	3,557	—
Common stock issued to settle stock forward contracts	—	1,035
Cash provided by the effect of change in foreign currency exchange rates	—	88

Total sources	25,749	8,417

Uses:
Net cash used in investing activities	19,369	7,357
Net cash used for changes in policyholder account balances	—	2,153
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	6,696
Net cash used for changes in bank deposits	959	—
Net cash used for short-term debt repayments	—	528
Long-term debt repaid	689	244
Dividends on preferred stock	91	91
Net cash used in other, net	188	25
Cash used in the effect of change in foreign currency exchange rates	8	—

Total uses	21,304	17,094

Net increase (decrease) in cash and cash equivalents	$4,445	$(8,677)

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At September 30, 2010 and December 31, 2009, the Company had $185.3 billion and $158.4 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is provided by a variety of short-term instruments, including funding agreements and commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. The Company’s global funding sources are set forth below:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2010 and December 31, 2009, MetLife Funding had a tangible net worth of $12 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. At September 30, 2010 and December 31, 2009, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $304 million and $319 million, respectively.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. To utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both September 30, 2010 and December 31, 2009, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under these facilities.

•	As a member of the FHLB of NY, MetLife Bank has received advances from the FHLB of NY on both short- and long-term bases, with a total liability of $5.0 billion and $2.4 billion at September 30, 2010 and December 31, 2009, respectively.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $13.3 billion and $13.7 billion at September 30, 2010 and December 31, 2009, respectively, for MLIC, and with the FHLB of Boston of $100 million and $326 million at September 30, 2010 and December 31, 2009, respectively, for MetLife Insurance Company of Connecticut (“MICC”). See Note 8 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. In September 2010, each of MetLife Investors Insurance Company and General American Life Insurance Company, subsidiaries of MetLife, became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), and purchased $10 million of FHLB of Des Moines common stock as of September 30, 2010. Membership in the FHLB of Des Moines provides an additional source of contingent liquidity for the Company. There were no funding agreements with the FHLB of Des Moines at September 30, 2010.

•	The Holding Company and MetLife Bank elected to participate in the debt guarantee component of the FDIC’s Temporary Liquidity Guarantee Program (the “FDIC Program”). On March 26, 2009, the Holding Company issued $397 million of floating-rate senior notes due June 2012 under the FDIC Program, representing all of the Holding Company’s capacity under the FDIC Program. MetLife Bank let its capacity to issue up to $178 million of guaranteed debt under the FDIC Program expire unused when the program ended on October 31, 2009.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	September 30, 2010	December 31, 2009
	(In millions)

Short-term debt	$2,057	$912
Long-term debt (1),(2)	$17,382	$13,156
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,191	$3,191

(1)	Excludes $7,130 million and $64 million at September 30, 2010 and December 31, 2009, respectively, of long-term debt relating to VIEs.

(2)	See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business — Senior Notes” for a description of the senior notes issued in anticipation of the Acquisition.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $2.85 billion and $12.8 billion, respectively, at September 30, 2010. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Information on the unsecured credit facilities used for general corporate purposes is as follows at September 30, 2010:

			Letter of
			Credit		Unused
Borrowers	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding	June 2012 (1),(2)	$2,850	$65	$—	$2,785

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

(2)	In October 2010, the Holding Company and MetLife Funding entered into a three-year, $3.0 billion senior unsecured credit facility and a 364-day, $1.0 billion senior unsecured credit facility, both with various financial institutions. These facilities replaced the $2.85 billion credit facility amended and restated in December 2008 and the $1.5 billion committed facility entered into in December 2009. Proceeds are available to be used for general corporate purposes, including to support their commercial paper programs, for the issuance of letters of credit and to support variable annuity policy and reinsurance reserve requirements. The Holding Company and MetLife Funding incurred costs of $11 million related to the credit facilities, which have been capitalized and included in other assets. These costs will be amortized over the term of the facilities.

Information on the committed facilities used for collateral for certain of the Company’s affiliated reinsurance liabilities is as follows at September 30, 2010:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2011	$300	$300	$—	$—	—
MetLife, Inc.	December 2010 (1)	1,500	777	—	723	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (2)	500	490	—	10	5
Exeter Reassurance Company Ltd.	December 2027 (3)	650	490	—	160	17
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	26
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (3)	2,896	1,573	—	1,323	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (3)	3,500	2,132	—	1,368	27

Total		$12,846	$5,762	$2,797	$4,287

(1)	See footnote (2) to the unsecured credit facilities table above.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	The Holding Company is a guarantor under this agreement.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at September 30, 2010 and December 31, 2009.

Common Stock.  During the nine months ended September 30, 2010, the Holding Company issued 332,121 shares of its common stock from treasury stock for consideration of $18 million, and 1,493,666 shares of new common stock for $52 million, to satisfy various stock option exercises.

For discussion of additional securities issuances in anticipation of and in connection with the Acquisition see “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business — Common Stock” and “— Subsequent Events — Acquisition of the Alico Business.”

Liquidity and Capital Uses

Debt Repayments.  During the nine months ended September 30, 2010 and 2009, MetLife Bank made repayments of $219 million and $220 million, respectively, to the FHLB of NY related to long-term borrowings. During the nine months ended September 30, 2010 and 2009, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $7.2 billion and $23.0 billion, respectively. During the nine months ended September 30, 2009, MetLife Bank made repayments related to short-term borrowings to the Federal Reserve Bank of New York of $17.8 billion. No repayments were made to the Federal Reserve Bank of New York during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings. No repayments were made to the FHLB of Boston during the nine months ended September 30, 2010.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2010 and 2009, general account surrenders and withdrawals from annuity products were $2,840 million and $3,226 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at September 30, 2010 there were $1,615 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1,565 million were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to a notice period of 9 months. An additional $417 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the nine months ended September 30, 2010:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 16, 2010	August 31, 2010	September 15, 2010	$0.2555555	$6	$0.4062500	$24
May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	7	$0.4062500	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$19		$72

Residential Mortgage Loans Held-for-Sale.  At September 30, 2010, the Company held $2,840 million in residential mortgage loans held-for-sale, compared with $2,728 million at December 31, 2009, an increase of $112 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $135 million at September 30, 2010. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $25.3 billion and $21.5 billion at September 30, 2010 and December 31, 2009, respectively. Of these amounts, $3.1 billion and $3.3 billion at September 30, 2010 and December 31, 2009, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $3.0 billion of estimated fair value of the securities related to the cash collateral on open terms at September 30, 2010, $2.5 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations.  In March 2010, the Holding Company entered into the Stock Purchase Agreement, pursuant to which the Holding Company agreed to acquire all of the issued and outstanding capital stock of ALICO and DelAm. On November 1, 2010, the Holding Company completed the Acquisition. Also, as discussed in “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business — Senior Notes,” in August 2010, the Holding Company issued $3.0 billion in senior notes in anticipation of the Acquisition. At September 30, 2010, there were no other significant changes to the Company’s contractual obligations from that reported in the 2009 Annual Report. The table below presents the Company’s long-term debt and purchase acquisition obligations as of September 30, 2010:

			One Year or	Three Years or
			More to	More to
		Less Than	Less Than	Less Than	Five Years
Contractual Obligations	Total	One Year	Three Years	Five Years	or More
	(In millions)

Long-term debt	$26,864	$1,594	$4,659	$5,862	$14,749
Obligation under purchase acquisition agreement	$15,500	$15,500	$—	$—	$—

Long-term debt — Amounts presented in the table above for long-term debt differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include VIEs, premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt was computed using prevailing rates at September 30, 2010 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $28 million, all of which is in the more than five years category.

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

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At their most recently filed reports with the federal banking regulatory agencies, the Holding Company and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, if endorsed and adopted in the United States, Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Financial and Economic Environment.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2010
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$1,262
MetLife Insurance Company of Connecticut	$659
Metropolitan Tower Life Insurance Company	$93
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2010 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2010, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of September 30, 2010. During the nine months ended September 30, 2010, the Holding Company received dividends of $54 million from other subsidiaries, all of which represented returns of capital.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At September 30, 2010 and December 31, 2009, the Holding Company had $9.8 billion and $3.8 billion, respectively, in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At September 30, 2010 and December 31, 2009, the Holding Company had pledged $448 million and $289 million, respectively, of liquid assets under collateral support agreements.

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

Outstanding Debt.  The following table summarizes the outstanding debt of the Holding Company at:

	September 30, 2010	December 31, 2009
	(In millions)

Long-term debt — unaffiliated	$13,419	$10,458
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

See “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business — Senior Notes” for a description of the senior notes issued in anticipation of the Acquisition.

Credit and Committed Facilities.  At September 30, 2010, the Holding Company, along with MetLife Funding, maintained a $2.85 billion unsecured credit facility, as amended and restated in 2008, the proceeds of which were available to be used for general corporate purposes. At September 30, 2010, the Holding Company had outstanding $65 million in letters of credit and no drawdowns against this facility. Remaining unused commitments were $2.8 billion at September 30, 2010. See ‘‘— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for information relating to the replacement facilities entered into in October 2010.

The Holding Company maintains committed facilities with a capacity of $1.8 billion. At September 30, 2010, the Holding Company had outstanding $1.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $723 million at September 30, 2010. In addition, the Holding Company is a party to committed facilities of certain of its subsidiaries, which aggregated $11.0 billion at September 30, 2010. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further detail on these facilities.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at September 30, 2010 and December 31, 2009.

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

Affiliated Capital Transactions.  During the nine months ended September 30, 2010 and 2009, the Holding Company invested an aggregate of $315 million and $828 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	September 30, 2010	December 31, 2009
			(In millions)

Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	300	300
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100
MetLife Chile Seguros De Vida S.A.	6-month LIBOR + 2.73%	April 28, 2015	45	—

Total			$1,620	$1,575

Debt Repayments.  None of the Holding Company’s debt is due before December 2011, so there is no near-term debt refinancing risk.

Support Agreements.  The Holding Company has guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes certain group term life insurance issued by MLIC. Effective November 1, 2010, the Holding Company has guaranteed the obligations of its subsidiary, Exeter Reassurance Company, Ltd., in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

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

Adoption of New Accounting Pronouncements

See “Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See “Future Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Subsequent Events

Acquisition of the Alico Business

Description of Transaction

On November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of ALICO and DelAm from ALICO Holdings. ALICO is one of the largest and most diversified international life insurance companies in the world, providing consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions. MetLife believes that the Acquisition will significantly broaden MetLife’s diversification by product, distribution and geography, meaningfully accelerate MetLife’s global growth strategy, and create the opportunity to build an international franchise leveraging the key strengths of the Alico Business.

Fair Value of Consideration Transferred

See “— Liquidity and Capital Resources — Overview — Acquisition of the Alico Business — Fair Value of Consideration Transferred.”

Allocation of Consideration and Pro Forma Impact of the Acquisition

Due to limited access to ALICO and DelAm information prior to the closing date and the limited time since the closing date, the initial accounting for the Acquisition is incomplete. As a result, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed, including the information required for indemnification assets, contingent liabilities, goodwill and pro forma revenues and earnings of the combined entity. The Company will include this information in its Annual Report on Form 10-K for the year ended December 31, 2010.

Pending Disposition

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other Events

Credit Facilities

See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for discussion of the senior unsecured credit facilities entered into in October 2010.

Common Stock Dividend

On October 26, 2010, the Company’s Board of Directors approved an annual dividend for 2010 of $0.74 per common share payable on December 14, 2010 to stockholders of record as of November 9, 2010. The Company estimates the aggregate dividend payment to be $782 million.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at September 30, 2010. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at September 30, 2010:

September 30, 2010
(In millions)

Non-trading:
Interest rate risk	$3,694
Foreign currency exchange rate risk	$1,035
Equity price risk	$121
Trading:
Interest rate risk	$4
Foreign currency exchange rate risk	$190

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at September 30, 2010 by type of asset or liability:

	September 30, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$260,564	$(4,181)
Equity securities		2,865	—
Trading securities		3,987	(5)
Mortgage loans:
Held-for-investment		58,424	(225)
Held-for-sale		2,840	(5)

Mortgage loans, net		61,264	(230)
Policy loans		12,173	(152)
Real estate joint ventures (1)		132	—
Other limited partnership interests (1)		1,754	—
Short-term investments		11,590	(1)
Other invested assets:
Mortgage servicing rights		707	78
Other		912	—
Cash and cash equivalents		14,557	—
Accrued investment income		3,469	—
Premiums, reinsurance and other receivables		3,744	(354)
Other assets		394	(10)
Net embedded derivatives within asset host contracts (2)		125	(17)
Mortgage loan commitments	$3,225	(2)	(3)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,053	73	—

Total Assets			$(4,875)

Liabilities:
Policyholder account balances		$106,415	$631
Payables for collateral under securities loaned and other transactions		31,891	—
Bank deposits		9,415	2
Short-term debt		2,057	—
Long-term debt		19,037	336
Collateral financing arrangements		2,484	(9)
Junior subordinated debt securities		3,415	134
Other liabilities:
Trading liabilities		38	1
Other		3,829	—
Net embedded derivatives within liability host contracts (2)		3,451	1,408

Total Liabilities			$2,503

Derivative Instruments:
Interest rate swaps	$46,625	$3,253	$(1,054)
Interest rate floors	$23,941	920	(104)
Interest rate caps	$34,112	94	28
Interest rate futures	$8,026	20	(20)
Interest rate options	$2,342	74	(16)
Interest rate forwards	$12,666	55	(50)
Synthetic GICs	$4,367	—	—
Foreign currency swaps	$17,834	445	(9)
Foreign currency forwards	$7,320	(74)	1
Currency options	$364	27	—
Non-derivative hedging instruments	$169	(180)	—
Credit default swaps	$10,254	40	—
Credit forwards	$155	15	—
Equity futures	$7,830	24	—
Equity options	$32,575	1,721	(84)
Variance swaps	$17,496	304	(11)
Total rate of return swaps	$1,349	(40)	(7)

Total Derivative Instruments			$(1,326)

Net Change			$(3,698)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $359 million, or 9%, to $3,698 million at September 30, 2010 from $4,057 million at December 31, 2009. The decrease in interest rate risk was partially attributed to a decrease in interest rates across the long end of the Swaps and U.S. Treasury curves resulting in a decrease of $884 million. Additionally, net embedded derivatives within liability host contracts increased by $414 million, partially due to a change made in the second quarter of 2010 related to how the Company estimates the spread over the swap curve for purposes of determining the discount rate used to value those derivatives, which caused a corresponding decrease in risk. This decrease in risk was partially offset by a change in the net assets and liabilities bases of $370 million. In addition, an offset of $594 million was due to the use of derivatives employed by the Company ($364 million), an increase in premiums and receivables ($144 million) and an increase in the duration of the investment portfolio ($86 million). The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at September 30, 2010 by type of asset or liability:

	September 30, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$260,564	$(2,518)
Equity securities		2,865	(4)
Trading securities		3,987	(190)
Mortgage loans:
Held-for-investment		58,424	(339)
Held-for-sale		2,840	—

Mortgage loans, net		61,264	(339)
Policy loans		12,173	(43)
Short-term investments		11,590	(54)
Other invested assets:
Mortgage servicing rights		707	—
Other		912	(57)
Cash and cash equivalents		14,557	(132)
Accrued investment income		3,469	(8)
Premiums, reinsurance and other receivables		3,744	(4)

Total Assets			$(3,349)

Liabilities:
Policyholder account balances		$106,415	$1,232
Bank deposits		9,415	—
Long-term debt		19,037	36
Net embedded derivatives within liability host contracts (2)		3,451	389

Total Liabilities			$1,657

Derivative Instruments:
Interest rate swaps	$46,625	$3,253	$(17)
Interest rate floors	$23,941	920	—
Interest rate caps	$34,112	94	—
Interest rate futures	$8,026	20	(6)
Interest rate options	$2,342	74	—
Interest rate forwards	$12,666	55	—
Synthetic GICs	$4,367	—	—
Foreign currency swaps	$17,834	445	308
Foreign currency forwards	$7,320	(74)	280
Currency options	$364	27	4
Non-derivative hedging instruments	$169	(180)	—
Credit default swaps	$10,254	40	—
Credit forwards	$155	15	—
Equity futures	$7,830	24	—
Equity options	$32,575	1,721	(100)
Variance swaps	$17,496	304	(2)
Total rate of return swaps	$1,349	(40)	—

Total Derivative Instruments			$467

Net Change			$(1,225)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $334 million, or 37%, to $1,225 million at September 30, 2010 from $891 million at December 31, 2009. This change was due to an increase in exchange rate risk relating to fixed maturity securities of $555 million due to higher exposures primarily within the British pound and the Euro. Additionally, a decrease in the foreign exposure related to policyholder account balances and long-term debt contributed $43 million and $68 million, respectively, to the increase. This was partially offset by an increase in the foreign exposure related to net embedded derivatives within liability host contracts and the use of derivatives employed by the Company of $268 million and $93 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at September 30, 2010 by type of asset or liability:

	September 30, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$2,865	$294
Other invested assets:
Net embedded derivatives within asset host contracts (2)		125	(13)

Total Assets			$281

Liabilities:
Policyholder account balances		$106,415	$—
Bank deposits		9,415	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		3,451	471

Total Liabilities			$471

Derivative Instruments:
Interest rate swaps	$46,625	$3,253	$—
Interest rate floors	$23,941	920	—
Interest rate caps	$34,112	94	—
Interest rate futures	$8,026	20	—
Interest rate options	$2,342	74	—
Interest rate forwards	$12,666	55	—
Synthetic GICs	$4,367	—	—
Foreign currency swaps	$17,834	445	—
Foreign currency forwards	$7,320	(74)	—
Currency options	$364	27	—
Non-derivative hedging instruments	$169	(180)	—
Credit default swaps	$10,254	40	—
Credit forwards	$155	15	—
Equity futures	$7,830	24	(220)
Equity options	$32,575	1,721	(563)
Variance swaps	$17,496	304	—
Total rate of return swaps	$1,349	(40)	(90)

Total Derivative Instruments			$(873)

Net Change			$(121)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk decreased by $97 million to $121 million at September 30, 2010 from $218 million at December 31, 2009. This decrease is primarily due to a change of $86 million attributed to the use of derivatives employed by the Company to hedge its equity exposures. Additionally, an increase in the net exposures related to net embedded derivatives within liability host contracts of $57 million contributed to the decrease. This was partially offset by a decrease of $43 million in equity securities. The remainder of the fluctuation is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of the 2009 Annual Report; (ii) Part II, Item 1 of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010; and (iv) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements appearing in Part I of this report.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2009 Annual Report, MLIC received approximately 3,910 asbestos-related claims in 2009. During the nine months ended September 30, 2010 and 2009, MLIC received approximately 4,800 and 2,800 new asbestos related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2010.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

Attorneys general from 50 states and several state banking and mortgage regulators announced a multistate joint investigation of mortgage servicers to determine whether inaccurate affidavits or other documents were submitted in support of foreclosure proceedings. MetLife Bank, and specifically its mortgage servicing department within MetLife Home Loans, received requests for information from some of these state attorneys general and other regulators. Also, the Office of the Comptroller of the Currency and other federal banking regulators are conducting examinations of foreclosure practices at major financial institutions that service residential mortgage loans, including MetLife Bank. It is possible that additional state or federal regulators or legislative bodies may pursue similar investigations or make related inquiries.

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

In July 2010, MSI resolved two regulatory matters that had been brought by the Illinois Department of Securities. MSI signed a stipulation as to the first matter and a settlement agreement as to the second matter with the Illinois Department of Securities. In January 2008, MSI had received notice of the commencement of an administrative action by the Illinois Department of Securities asserting possible violations of the Illinois Securities Act. In December 2008, MSI had received a Notice of Hearing from the Illinois Department of Securities also asserting possible violations of the Illinois Securities Act.

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

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife and other insurance carriers. The Company received the subpoena on July 30, 2010. The Company also has received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under ERISA.

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008).  This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special or confidential relationship claim to go forward. On September 9, 2010, the court granted MLIC’s motion for summary judgment. On September 20, 2010, plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit alleges breach of contract, breach of a common law fiduciary duty, breach of duties arising from a special or confidential relationship, and breach of the covenant of good faith and fair dealing arising from MLIC’s use of the TCA to pay life insurance benefits under the FEGLI program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. MLIC has not yet filed a response to the complaint.

Demutualization Actions

The Company was a defendant in two lawsuits challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The plaintiffs in the consolidated state court class action, Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000), sought compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. The plaintiffs in the consolidated federal court class action, In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000), sought rescission and compensatory damages against MLIC and the Holding Company. Plaintiffs asserted violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. The court certified a litigation class of present and former policyholders. The parties to these two lawsuits entered into a settlement agreement in November 2009. On March 2, 2010 and March 23, 2010, the federal and state courts respectively entered final judgments confirming their approval of the settlement and dismissing the actions. On March 15, 2010, an objector filed a notice of appeal of the federal court’s order approving the settlement. On June 28, 2010, the United States Court of Appeals for the Second Circuit dismissed the only notice of appeal filed with respect to the settlement. In August 2010, MetLife made all payments required under the settlement.

Other Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut (“MICC”), in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MICC and the district court’s order denying defendant’s post-trial motions. On October 14, 2010, the Second Circuit issued an order denying defendant’s petition for rehearing of its appeal. On October 20, 2010, the defendant paid MICC approximately $42 million, which represents the judgment amount due to MICC. This lawsuit is now fully resolved.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. All of plaintiffs’ claims except for breach of contract claims were dismissed with prejudice on

March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On May 14, 2010, the United States Court of Appeals for the Eleventh Circuit issued a decision affirming the district court’s dismissal of the lawsuit. Since the plaintiffs have not sought Supreme Court review of the Eleventh Circuit’s decision within the required time period, the dismissal is final.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district class action proceeding, plaintiffs’ complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007 and January 2008, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust, the RICO, and the ERISA claims. In February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. On August 16, 2010, the United States Court of Appeals for the Third Circuit affirmed the district court’s orders dismissing the RICO and federal antitrust claims against the Holding Company, MLIC and other employee benefit insurers. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. These tenants claim that the Company, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and reinstated the lawsuit. The defendants appealed this ruling to the New York State Court of Appeals, which in October 2009 issued an opinion affirming the ruling of the intermediate appellate court. The lawsuit has returned to the trial court where, following the court’s denial of the Company’s motion to dismiss on August 5, 2010, the Company continues to vigorously defend against the claims.

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life asks that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Sun Life’s appeal from the order dismissing its claim is pending. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in this lawsuit.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 2010 10-Q”).

Risks Related to Our Business

The Alico Business is similar to our business in many respects, and the Acquisition increases our exposure to many of the risks described below.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes some federal authority with respect to reinsurance and surplus lines insurance and gives the new Federal Insurance Office the authority to negotiate international insurance agreements for the United States. In addition, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a comprehensive reform of financial services regulation, Dodd-Frank creates an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the June 2010 10-Q.

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC.

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	the permissibility of certain activities;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	dividend payments;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	privacy; and

•	bank holding company and bank change of control.

In addition, Dodd-Frank establishes a new Bureau of Consumer Financial Protection that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude certain insurance business, the new Bureau has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Federal pre-emption of state consumer protection laws applicable to banking services has been significantly restricted under Dodd-Frank, which will increase the regulatory and compliance burden on MetLife Bank and could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could impact the business and operations of MetLife Bank.

Furthermore, bank regulatory agencies have issued proposed interagency guidance for funding and liquidity risk management that would apply to MetLife, Inc. as a bank holding company. The recently announced Basel III standards adopted by the central banks of the world’s major economies will require banks and bank holding companies to hold greater amounts of capital, to comply with requirements for short-term liquidity and to reduce reliance on short-term funding sources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” It is not clear how these new requirements will compare to the enhanced prudential standards that may apply to us under Dodd-Frank, as described under “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the June 2010 10-Q.

In addition, the ability of MetLife Bank and MetLife, Inc. to pay dividends could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the endorsement and adoption by the United States of Basel III.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. Dodd-Frank also codifies the requirement that a bank holding company, such as MetLife, Inc., must serve as a source of strength for its bank subsidiary.

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

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. This regulation may impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability” in the June 2010 10-Q.

Furthermore, the increase in our foreign activities as a result of the acquisition of the Alico Business may also subject us to increased supervision by the Federal Reserve Board, since the size of a bank holding company’s foreign activities is taken as an indication of the holding company’s complexity. It may also have an effect on the manner in which MetLife, Inc. is required to calculate its risk-based capital.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA, and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. We recognize that a low interest rate environment will adversely affect our earnings, but we do not believe any such impact will be material in 2010 or 2011.

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing from current levels of 1.6% to 2.6% over the next ten years, a modest increase in lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. dollar-denominated investments making up 35% of total assets backing life insurance statutory reserves. Current reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves.

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. For example, with respect to derivative transactions with credit ratings downgrade triggers, a one-notch downgrade would have increased our derivative collateral requirements by $82 million at September 30, 2010. Also, $417 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Based on the announcement in February 2010 that MetLife was in discussions to acquire ALICO, in February 2010, S&P and A.M. Best placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “under review with negative implications,” respectively. Also in connection with the announcement, in March 2010, Moody’s changed the ratings outlook of MetLife, Inc. and its subsidiaries from “stable” to “negative” outlook. Upon completion of the public financing transactions related to the Acquisition, in August 2010, S&P affirmed the ratings of MetLife, Inc. and subsidiaries with a “negative” outlook, and removed them from “CreditWatch.” On November 1, 2010, upon closing of the Acquisition, S&P changed the rating outlook of ALICO to “positive” from “negative” and affirmed its financial strength rating; the ratings of MetLife, Inc. and its other subsidiaries were unaffected by this ratings action. Also on November 1, 2010, Fitch Ratings upgraded by one notch (and changed the rating outlook from “Rating Watch Positive” to “stable”) the financial strength rating of ALICO and affirmed all existing ratings for MetLife, Inc. and its other subsidiaries. On November 4, 2010, A.M. Best upgraded by one notch the financial strength rating of ALICO and changed the rating outlook from “under review with positive implications” to “negative”. A.M. Best also changed the outlook for MetLife, Inc. and certain of its other subsidiaries to “negative” from “under review with negative implications.”

On July 1, 2010, Moody’s published revised guidance called “Revisions to Moody’s Hybrid Tool Kit” (the “Guidance”) for assigning equity credit to so-called hybrid securities, i.e., securities with both debt and equity characteristics (“Hybrids”). Moody’s evaluates Hybrids using certain specified criteria and then places each such security into a “basket,” with a specific percentage of debt and equity being associated with each basket, which is then used to adjust full sets of financial statements for purposes of, among other things, calculating the issuing company’s financial leverage. Under the Guidance, Hybrids are one element that Moody’s considers within the context of an issuer’s overall credit profile. As of November 1, 2010, we have approximately $11.2 billion of Hybrids outstanding, which includes approximately $6.4 billion of debt securities and $4.8 billion of preferred stock. Application of the Guidance has resulted in Moody’s significantly reducing the amount of equity credit it assigns to these securities, including the equity units issued to ALICO Holdings in connection with the Acquisition. We do not expect at this time, as a result of the Guidance, that a reduction in Moody’s equity treatment of our Hybrids, including the equity units, would result in any material negative impact on MetLife, Inc.’s credit rating or the financial strength ratings of its insurance company subsidiaries. However, if we decided to increase our adjusted capital as a result of the application of the Guidance, we may seek to (i) issue additional common equity or higher equity content Hybrids satisfying the Guidance’s revised rating criteria, and/or (ii) redeem, repurchase or restructure existing Hybrids. Any sale of additional common equity would have a dilutive effect on our common stockholders.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In October 2010, we entered into two senior unsecured credit facilities: a three-year $3 billion facility and a 364-day $1 billion facility. We also have other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. We must comply with covenants under our credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended September 30, 2010 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs(2)

July 1 — July 31, 2010	—	$—	—	$1,260,735,127
August 1 — August 31, 2010	23,849	$41.70	—	$1,260,735,127
September 1 — September 30, 2010	12,345	$39.39	—	$1,260,735,127

(1)	During the period August 1 through August 31, 2010 and September 1 through September 30, 2010, separate account affiliates of the Company purchased 23,849 shares and 12,345 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At September 30, 2010, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at September 30, 2010. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2010.

Item 6.	Exhibits

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

Exhibit
No.		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 4, 2010

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