Form 10-K/A
period 2009-12-31
METLIFE INC
filed 2010-11-22
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a “nationally recognized statistical rating organization.” As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting “issuer disclosure-related ratings information” will be permitted without the need for rating agencies’ consent.
     This Annual Report on Form 10-K/A (the “Amendment”) solely modifies Part I, Item 1(Business) and Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Form 10-K for the year ended December 31, 2009, originally filed with the U.S. Securities and Exchange Commission on February 26, 2010 (the “Original Form 10-K”), to delete disclosures and references to our credit ratings as it may not constitute “issuer disclosure-related ratings information.” All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of December 31, 2009, and does not reflect any subsequent events occurring after the filing of the Original Form 10-K.

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
Part II
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

	Years Ended December 31,
	2009	2008	2007
		(In millions)
Investment return	$141	$70	$(34)
Separate account balances	(32)	(708)	8
Net investment gain (loss) related	712	(521)	126
Expense	60	61	(53)
In-force/Persistency	(87)	(159)	1
Policyholder dividends and other	174	(30)	(39)

Total	$968	$(1,287)	$9

     Prior to 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period.
     The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009:
•	Actual gross profits decreased as a result of increased investment losses from the portfolios associated with the hedging of guaranteed insurance obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $141 million.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:
-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $995 million, excluding the impact from the Company’s own credit and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $636 million.

-	The narrowing of the Company’s own credit spreads increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $607 million. This was partially offset by lower risk margins which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $20 million.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $484 million, was primarily attributable to current period investment activities.
•	Included in policyholder dividends and other was a decrease in amortization of $90 million as a result of changes to long term assumptions. The remainder of the decrease was due to various immaterial items.

     The following represent significant items contributing to the changes to DAC and VOBA amortization in 2008:
•	The decrease in equity markets during the year significantly lowered separate account balances which lead to a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $708 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:
-	Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities resulting in a reduction of DAC and VOBA amortization of $1,047 million. This decrease in actual gross profits was mitigated by freestanding derivative gains associated with the hedging of such guarantee obligations which resulted in an increase in actual gross profits and an increase in DAC and VOBA amortization of $625 million.

-	The widening of the Company’s own credit spreads decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $739 million. This was partially offset by higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $100 million.

-	Reductions in both actual and expected cumulative earnings of the closed block resulting from recent experience in the closed block combined with changes in expected dividend scales resulted in an increase in closed block DAC amortization of $195 million, $175 million of which was related to net investment gains (losses).

-	The remainder of the impact of net investment gains (losses), which increased DAC amortization by $129 million, was attributable to numerous immaterial items.
•	Increases in amortization in 2008 resulting from changes in assumptions related to in-force/persistency of $159 million were driven by higher than anticipated mortality and lower than anticipated premium persistency during 2008.
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

were comprised of $673 million in impairments on fixed maturity securities and $341 million in impairments on equity securities, and the $1,014 million included impairments of $154 million of perpetual hybrid securities, which were comprised of $64 million on securities classified as fixed maturity securities and $90 million on securities classified as non-redeemable preferred stock. A substantial portion of the financial services industry impairments were concentrated in the Company’s holdings in three financial institutions that in 2008 entered bankruptcy, entered FDIC receivership or received federal government capital infusions — Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“Washington Mutual”) and American International Group, Inc. (“AIG”). Overall, impairments related to Lehman, Washington Mutual and AIG in 2008 were $606 million comprised of $489 million for fixed maturity securities and $117 million for equity securities. These three counterparties account for a substantial portion, $489 million, of the financial services industry fixed maturity security impairments of $673 million; however, at $117 million, they do not account for the majority of the financial services industry equity security impairments of $341 million. As a result of the Company’s equity securities impairment review process, which included a review of the duration and severity of the unrealized loss position of its equity securities holdings, additional OTTI charges totaling $313 million were recorded in 2008. These additional impairments were principally related to impairments on financial services industry preferred securities that had either been in an unrealized loss position for an extended duration (i.e., 12 months or more), or were in a severe unrealized loss position. In the fourth quarter of 2008, the Company not only considered the severity and duration of unrealized losses on its preferred securities, but placed greater weight and emphasis on whether there had been any credit deterioration in the issuer of these holdings in accordance with new guidance. As result of the economic environment as described above, fixed maturity and equity securities impairments on the Company’s financial services industry holdings and total impairments across all industries sectors were higher in 2008 than 2007, as presented in the tables below.
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
     In October 2007, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See "— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.
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
November 22, 2010

METLIFE, INC.
By	/s/ C. Robert Henrikson
	Name:	C. Robert Henrikson
	Title:	Chairman of the Board, President and Chief Executive Officer

Exhibit Index

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.