Form 10-Q/A
period 2010-03-31
METLIFE INC
filed 2010-11-22
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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
     This Quarterly Report on Form 10-Q/A (the “Amendment”) solely modifies Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Form 10-Q for the quarter ended March 31, 2010, originally filed with the U.S. Securities and Exchange Commission on May 5, 2010 (the “Original Form 10-Q”), to delete disclosures and references to our credit ratings as it may not constitute “issuer disclosure-related ratings information.” All other Items of the Original Form 10-Q are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of March 31, 2010, and does not reflect any subsequent events occurring after the filing of the Original Form 10-Q.

Part I – Financial Information
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
     The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at March 31, 2010:

Non-Redeemable Preferred Stock
		All Types of		Investment Grade
	All Equity	Non-Redeemable
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
(In millions)
Less than six months	$35	$33	94%	$16	48%	$16	100%	100%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	128	128	100%	128	100%	124	97%	90%

All equity securities with a gross unrealized loss of 20% or more	$163	$161	99%	$144	89%	$140	97%	91%

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

Part II — Other Information
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

Date: November 22, 2010

Exhibit Index

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.