Form 10-K
period 2010-12-31
METLIFE INC
filed 2011-02-25
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2010 was approximately $31 billion. At February 18, 2011, 986,585,463 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2011, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2010.

		Page
		Number

Part I
Item 1.	Business	4
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	65
Item 2.	Properties	66
Item 3.	Legal Proceedings	66
Item 4.	(Removed and Reserved)	66

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	67
Item 6.	Selected Financial Data	69
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	180
Item 8.	Financial Statements and Supplementary Data	191
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	192
Item 9A.	Controls and Procedures	192
Item 9B.	Other Information	194

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	195
Item 11.	Executive Compensation	195
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	195
Item 13.	Certain Relationships and Related Transactions, and Director Independence	198
Item 14.	Principal Accountant Fees and Services	198

Part IV
Item 15.	Exhibits and Financial Statement Schedules	199

Signatures		200

Exhibit Index		E-1
EX-3.6
EX-4.12
EX-4.13
EX-4.14
EX-4.41.A
EX-4.42
EX-4.43
EX-4.61
EX-4.69
EX-4.83
EX-4.86
EX-10.18
EX-10.19
EX-10.20
EX-10.29
EX-10.30
EX-10.31
EX-10.48
EX-10.52
EX-10.55
EX-10.57
EX-10.58
EX-10.65
EX-10.80
EX-10.82
EX-10.83
EX-10.96
EX-10.97
EX-10.98
EX-10.101
EX-10.102
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on us; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on our mortgage loans; (11) the impairment of other financial institutions that could adversely affect our investments or business; (12) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company (“American Life”), a subsidiary of ALICO Holdings LLC (“ALICO Holdings”), and Delaware American Life Insurance Company (“DelAm,” together with American Life, collectively, “ALICO”) (the “Acquisition”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (13) uncertainty with respect to the outcome of the closing agreement entered into between American Life and the United States Internal Revenue Service in connection with the Acquisition; (14) uncertainty with respect to any incremental tax benefits resulting from the planned elections for ALICO and certain of its subsidiaries under Section 338 of the U.S. Internal Revenue Code of 1986, as amended (the “Section 338 Elections”); (15) the dilutive impact on our stockholders resulting from the issuance of equity securities to ALICO Holdings in connection with the Acquisition; (16) downward pressure on our stock price as a result of ALICO Holdings’ ability to sell its equity securities; (17) the conditional payment obligation of approximately $300 million to ALICO Holdings if the conversion of the preferred stock issued to ALICO Holdings in connection with the Acquisition into our common stock is not approved; (18) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (19) our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (20) downgrades in our claims paying ability, financial strength or credit ratings; (21) ineffectiveness of risk management policies and procedures; (22) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (23) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (24) catastrophe losses; (25) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (26) unanticipated changes in industry trends; (27) changes in accounting standards, practices and/or policies; (28) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (31) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company (“MLIC”); (32) adverse results or other consequences from litigation, arbitration or regulatory investigations; (33) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others, (34) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (35) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, impair our ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (36) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (37) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (38) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

We do not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC website at www.sec.gov.

Part I

Item 1.	Business

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates.

With a more than 140-year history, we have grown to become a leading global provider of insurance, annuities and employee benefit programs, serving 90 million customers in over 60 countries. Through our subsidiaries and affiliates, MetLife holds leading market positions in the United States (“U.S.”), Japan, Latin America, Asia Pacific, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”), from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm,”) from AIG, (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”) for a total purchase price of $16.4 billion. The business acquired in the Acquisition provides consumers and businesses with products and services, life insurance, accident and health insurance, retirement and wealth management solutions. This transaction delivers on our global growth strategies, adding significant scale and reach to MetLife’s international footprint, furthering our diversification in geographic mix and product offerings, as well as increasing our distribution strength. See Note 2 of the Notes to the Consolidated Financial Statements.

MetLife is organized into five segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. The assets and liabilities of ALICO as of November 30, 2010 and the operating results of ALICO from the Acquisition Date through November 30, 2010 are included in the International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) and other business activities. For reporting periods beginning in 2011, our non-U.S. Business results will be presented within two separate segments: Japan and Other International Regions. MetLife’s management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

U.S. Business provides a variety of insurance and financial services products — including life, dental, disability, auto and homeowner insurance, guaranteed interest and stable value products, and annuities — through both proprietary and independent retail distribution channels, as well as at the workplace. This business serves over 60,000 group customers, including over 90 of the top one hundred FORTUNE 500® companies, and provides protection and retirement solutions to millions of individuals.

International operates in Japan and 64 countries within Latin America, Asia Pacific, Europe and the Middle East. MetLife is the largest life insurer in Mexico and also holds leading market positions in Japan, Poland, Chile and South Korea. This business provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. International is the fastest-growing of MetLife’s businesses, and we believe it will be one of the largest future growth areas.

Within the U.S., we also provide a variety of mortgage and deposit products through MetLife Bank. Results of our banking operation are reported in Banking, Corporate & Other.

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues in any of the last three years. Financial information, including revenues, expenses, operating earnings, and total assets by segment, is provided in Note 22 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of such measures.

We are one of the largest institutional investors in the U.S. with a $476 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury, agency and government guaranteed securities, as well as real estate and corporate equity. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.

Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to achieve our goals:

•	Strengthen our growth platform

– Focus on targeted, disciplined global growth of our businesses

– Build on our widely recognized brand name

– Capitalize on our large base of institutional and individual customers

•	Optimize our delivery and operations

– Expand and leverage our broad, diverse distribution channels

– Focus on margin improvement and return on equity expansion

•	Protect and extend our risk management

– Build on our strong risk management and investment expertise

– Maintain a balanced focus on income and protection products

•	Enhance organizational effectiveness

– Further our commitment to a diverse, high performance workplace

•	Capitalize on innovation

– Continue to introduce innovative and competitive products

U.S. Business

Overview

Insurance Products

Our Insurance Products segment offers a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S., and are one of the largest issuers of individual life insurance products in the U.S. We are organized into three businesses: Group Life, Individual Life and Non-Medical Health.

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

The major products within both Group Life and Individual Life are as follows:

Variable Life.  Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related and other charges. In some instances, third-party money management firms manage these investment options. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

Our Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care (“LTC”), critical illness and accidental death & dismemberment coverages. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. The major products in this area are:

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

Long-term Care.  LTC products provide protection against the potentially high costs of LTC services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. In November 2010, we announced our decision to discontinue all new sales of individual and employer group LTC products, as well as our intent to file for an in-force rate increase on our employer group business. We remain committed to our existing LTC insureds and will ensure that they continue to receive the same high level of service.

Retirement Products

Our Retirement products segment includes a variety of variable and fixed annuities that are primarily sold to individuals and employees of corporations and other institutions. The major products in this area are:

Variable Annuities.  Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

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

In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment previously reported in the Corporate Benefit Funding segment. Accordingly, prior period segment results have been adjusted to reflect such product reclassifications. See Note 1 and Note 22 of the Notes to the Consolidated Financial Statements for further information.

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

Pensions Closeouts.  We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans, both in the U.S. and the United Kingdom (“U.K.”). We also offer partial risk transfer solutions that allow for partial transfers of pension liabilities and annuity products that include single premium buyouts.

Torts and Settlements.  We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.

Capital Markets Investment Products.  Products offered include funding agreements, Federal Home Loan Bank advances and funding agreement-backed commercial paper.

Other Corporate Benefit Funding Products and Services.  We offer specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

Auto & Home

Our Auto & Home segment includes personal lines property and casualty insurance offered directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including independent agents, property and casualty specialists, direct response marketing and the individual distribution sales group. Auto & Home primarily sells auto insurance, which represented 68% of Auto & Home’s total net earned premiums in 2010. Homeowners and other insurance represented 32% of Auto & Home’s total net earned premiums in 2010. The major products in this area are:

Auto Coverages.  Auto insurance policies provide coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverage such as liability, uninsured motorist, no fault or personal injury protection, as well as collision and comprehensive.

Homeowners and Other Coverages.  Homeowners’ insurance policies provide protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Other insurance includes personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), and coverage for recreational vehicles and boat owners. Most of Auto & Home’s homeowners’ policies are traditional insurance policies for dwellings, providing protection for loss on a “replacement cost” basis. These policies also provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

Sales Distribution

U.S. Business markets our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our group life, non-medical health and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property and casualty insurance products are directly marketed to employees at their employer’s worksite. Auto & Home products are also marketed and sold to individuals by independent agents and property and casualty specialists through a direct response channel and the individual distribution sales group. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Distribution

Our individual distribution sales group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Insurance Products are sold through our individual distribution sales group and also through various third-party organizations utilizing two models. In the coverage model, wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. In the point of sale model, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Retirement Products are sold through our individual distribution sales group and also through various third-party organizations such as regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

The individual distribution sales group is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

The MetLife distribution channel had 5,053 MetLife agents under contract in 54 agencies at December 31, 2010. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

The New England financial distribution channel included 33 general agencies providing support to 2,102 general agents and a network of independent brokers throughout the U.S. at December 31, 2010. The New England financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.

MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 547 MetLife agents and independent brokers at December 31, 2010. MetLife Resources targets the nonprofit, educational and healthcare markets.

We market and sell Auto & Home products through independent agents, property and casualty specialists, a direct response channel and the direct distribution group. In recent years, we have increased the number of independent agents appointed to sell these products.

In 2010, Auto & Home’s business was concentrated in the following states, as measured by amount and percentage of total direct earned premiums:

	For the Year Ended December 31, 2010
	(In millions)	Percent

New York	$391	13%
Massachusetts	$258	9%
Illinois	$203	7%
Florida	$164	5%
Connecticut	$153	5%
Texas	$142	5%

Group Distribution

Insurance Products distributes its group life and non-medical health products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. At December 31, 2010, the group life and non-medical health sales channels had 356 marketing representatives.

Retirement Products markets its retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in 12 offices around the country. In addition, the retirement & benefits funding organization works with individual distribution and group life and non-medical health distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Auto & Home is a leading provider of personal lines property and casualty insurance products offered to employees at their employer’s worksite. At December 31, 2010, 2,215 employers offered MetLife Auto & Home products to their employees.

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

International

Overview

International provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We focus on markets primarily within Japan, Latin America, Asia Pacific, Europe and the Middle East. We operate in international markets through subsidiaries and affiliates. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Japan

Our Japan operation (excluding our Japan joint venture, as described below under “— Asia Pacific”) is comprised of the business acquired in the Acquisition. Our Japan operation is among the largest foreign life insurers in Japan and ranks 6th in the Japanese life insurance industry measured by total premiums according to the Statistics of Life Insurance in Japan 2009. It provides life insurance, accident and health insurance, annuities and endowment products to both individuals and groups. Its products are distributed through a multi-distribution platform consisting of captive agents, independent agents, brokers, bancassurance, and direct marketing (“DM”).

Latin America

We operate in 20 countries in Latin America, with the largest operations in Mexico, Chile and Argentina. The Mexican operation is the largest life insurance company in both the individual and group businesses in Mexico according to Asociación Mexicana de Instituciones de Seguro, a Mexican industry trade group which provides rankings for insurance companies. Our Chilean operation is the largest annuity company in Chile, based on market share according to Superintendencia Valores y Seguros, the Chilean insurance regulator. The Chilean operation also offers individual life insurance and group insurance products. We also actively market individual life insurance, group insurance products and credit life coverage in Argentina, but the nationalization of the pension system substantially reduced our presence in Argentina. The business environment in Argentina has been, and may continue to be, affected by governmental and legal actions which impact our results of operations.

Asia Pacific

We operate in 5 countries in Asia Pacific with the largest operations in South Korea, Hong Kong and Australia. Our South Korean operation has significant sales of variable universal life and annuity products. Our Hong Kong operation has significant sales of variable universal life and endowment products. Our Australia operation has significant sales of credit insurance and group life products. We also operate through joint ventures in Japan and China, the results of which are reflected in net investment income and are not consolidated in the financial results.

We have a quota share reinsurance agreement with the joint venture in Japan, whereby we assume 100% of the living and death guarantee benefits associated with the variable annuity business written after April 2005 by the joint venture. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company reached an agreement to sell its 50% interest in the joint venture in Japan.

Europe and the Middle East

We operate in 39 countries in Europe and the Middle East with our largest operations in Poland, the U.K., France, and the United Arab Emirates, as well as through a consolidated joint venture in India. Our Poland operation is a leading provider of life insurance, accident and health insurance, and credit insurance. It is consistently ranked as a top 3 company in net profits according to “Rzeczpospolita” financial daily. Our U.K. operation provides life insurance, accident and health insurance and variable annuities in its home market and throughout Europe. Our operation in France provides life insurance, accident and health insurance and credit insurance. In the Middle East, we provide life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products.

Sales Distribution

International markets its products and services through a multi-distribution strategy which varies by geographic region. The various distribution channels include: agency, bancassurance, DM, brokerage and e-commerce. In developing countries, agency covers the needs of the emerging middle class with primarily traditional products (e.g., endowment and accident and health). In more developed and mature markets, agents, while continuing to serve their existing customers to keep pace with their developing financial needs, also target upper middle class and high net worth customer bases with a more sophisticated product set including more investment-sensitive products, such as universal life, mutual fund and single premium deposits.

In the bancassurance channel, International leverages partnerships that span all regions. In addition, DM has extensive and far reaching capabilities in all regions. The DM operations deploy both broadcast marketing approaches (e.g. direct response TV, web-based lead generation) and traditional DM techniques such as telemarketing. Japan represents the largest DM market.

Japan

Japan’s multi-channel distribution strategy consists of captive agents, independent agents, bancassurance and DM. While face-to-face channels continue to be core to Japan’s business, other channels, including bancassurance and DM, have become a critical part of Japan’s distribution strategy. Our Japan operation has maintained its position in bancassurance due to its strong distribution relationship with Japan’s mega banks, trust banks and various regional banks, as well as with the Japan Post. The DM channel is supported by an industry-leading marketing platform, state-of-the-art call center infrastructure and its own campaign management system.

Japan has 5,397 captive agents, 10,642 independent agents, 96 bancassurance relationships, including Japan Post, and 195 DM sponsors.

Latin America

Latin America’s key distribution channels include captive agents, large multinational brokers and small-and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), DM, bancassurance and worksite marketing. The region has an exclusive and captive agency distribution network with more than 3,000 agents also selling a variety of individual life, accident and health, and pension products (“AFORE”), as well as small- and medium-sized group life and medical solutions products. We currently work with over 3,300 active brokers with registered sales of group and individual life, accident and health, group medical, dental and pension products. Worksite marketing has over 2,300 agents.

Asia Pacific

In Asia Pacific, distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and DM. Agency sales are achieved through a force of approximately 7,500 agents and a growing force of independent general agents. Bancassurance sales are currently reliant upon a significant regional strategic partnership along with a number of smaller partnerships in each market. Throughout the region, our Asia Pacific operation leverages its expertise in DM operations management to conduct its own campaigns and provide those DM capabilities to third-party sponsors.

While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.

Europe and the Middle East

Our operation in Central and Eastern Europe (“CEE”) has a multi-channel distribution strategy, which includes significant face to face channels, built on a strong captive agency force of more than 3,450 agents, and relationships with more than 150 independent brokers and third-party multi-level agency networks. Our CEE operation also has a group/corporate business direct sales force of more than 70 and distribution relationships with more than 90 banks, other financial and non financial institutions, as well as a fast growing DM channel. The primary method of distribution is captive and third party agency and captive direct sales forces, with a growing presence in bank, other financial and non financial institutions, and DM.

Our operation in Continental Western Europe (“CWE”) also has a multi-channel distribution strategy, including DM, brokerage, banks and financial institutions. Our U.K. operation has built a strong position in the U.K. independent financial advisor sector through its strong distribution relationships with Britain’s leading advisory networks, serving the mainstream markets specializing particularly in guaranteed products. Recent arrangements with two U.K. banks should enhance our distribution capability going forward. Our U.K. operation also has an agency force which focuses on the protection market.

In the Middle East, our products are distributed via a variety of channels including approximately 16,400 agents, bancassurance, brokers and DM. Agency distribution is the primary channel, with MetLife having the largest captive network in the Middle East. Bancassurance is a growing channel with approximately 100 relationships, and approximately 250 programs providing access to millions of bank customers.

Banking, Corporate & Other

Banking, Corporate & Other contains the excess capital not allocated to the segments, which is invested to optimize investment spread and to fund company initiatives and various start-up and run-off entities. Banking, Corporate & Other also includes interest expense related to the majority of our outstanding debt and expenses associated with certain legal proceedings, as well as the financial results of MetLife Bank, which offers a variety of mortgage and deposit products. The elimination of transactions from activity between U.S. Business, International, and Banking, Corporate & Other occurs within Banking, Corporate & Other.

Mortgage products offered by MetLife Bank include forward and reverse residential mortgage loans. Residential mortgage loans are originated through MetLife Bank’s national sales force, mortgage brokers and mortgage correspondents.

The residential mortgage banking activities include the origination and servicing of mortgage loans. Mortgage loans are held-for-investment or sold primarily into Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”) securities. MetLife Bank also leverages MetLife’s investment platform to source commercial and agriculture loans as investments on its balance sheet. MetLife Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York (“FHLB of NY”) and is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve.

The origination of forward and reverse mortgage single family loans include both variable and fixed rate products. MetLife Bank does not originate sub-prime or alternative residential mortgage loans (“Alt-A”) and the funding for the mortgage banking activities is provided by deposits and borrowings.

Deposit products include traditional savings accounts, money market savings accounts, certificates of deposit (“CDs”) and individual retirement accounts. MetLife Bank participates in the Certificate of Deposit Account Registry Service program through which certain customer CDs are exchanged for CDs of similar amounts from participating banks. The deposit products provide a relatively stable source of funding and liquidity and are used to fund securities and loans. In addition, MetLife Bank principally seeks deposits from direct customers via the Internet and postal mail, and takes advantage of cross-marketing opportunities, including through voluntary benefits platforms of its affiliates’ customers.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Pursuant to state insurance laws and country regulators, the Holding Company’s insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications for Insurance Products, Retirement Products, Corporate Benefit Funding, and Auto & Home by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. In addition to the products described above, with the exception of Auto & Home, International also offers credit insurance, accident and health, and medical products. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

Our remote underwriting offices, intermediaries, as well as our corporate underwriting office, are periodically reviewed via continuous on-going internal underwriting audits to maintain high-standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Subject to very few exceptions, agents in each of the U.S. Business distribution channels have binding authority for risks which fall within its published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing has traditionally reflected our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer, however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Rates for group life, non-medical health, and medical health products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because a majority of the policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits.

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.

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

Reinsurance Activity

We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

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

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.

U.S. Business

For our individual life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. We currently reinsure 90% of the mortality risk in excess of $1 million for most products and reinsure up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.

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

International

For certain of our life insurance products, we reinsure risks above the corporate retention limit of up to $5 million to external reinsurers on a yearly renewable term basis. We may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements.

For selected large corporate clients, our International segment reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, we cede and assume risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk.

Our International segment also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with our variable annuities. Under these agreements, we pay reinsurance fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Banking, Corporate & Other

We also reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), a subsidiary of the Company.

Catastrophe Coverage

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We also use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks. For our International segment, we currently purchase catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 9 of the Notes to the Consolidated Financial Statements.

U.S. Regulation

Insurance Regulation

Metropolitan Life Insurance Company (“MLIC”) is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, Canada, the U.S. Virgin Islands and Northern Mariana Islands. Each of MetLife’s insurance subsidiaries is licensed and regulated in each U.S. and international jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. New York Insurance Law limits the amount of compensation that insurers doing business in New York may pay to their agents, as well as the amount of total expenses, including sales commissions and marketing expenses, that such insurers may incur in connection with the sale of life insurance policies and annuity contracts throughout the U.S.

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

Holding Company Regulation.  The Holding Company and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

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

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2010, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Securities, Inc., New England Life Insurance Company, New England Securities Corporation, General American Life Insurance Company, Walnut Street Securities, Inc., MICC and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Sufficiency Analysis.  Annually, our U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, our U.S. insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

Surplus and Capital.  Our U.S. insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  Each of our U.S. insurance subsidiaries that is subject to RBC requirements reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

Statutory Accounting Principles.  The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. The Department has adopted the Manual with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of the Company’s U.S. insurance subsidiaries.

Regulation of Investments.  Each of our U.S. insurance subsidiaries are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of the Company’s insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2010.

Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the full impact of Dodd-Frank on the investments, investment activities and insurance and annuity products of the Company remain unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Dodd-Frank established the Federal Insurance Office within the Department of Treasury to collect information about the insurance industry, recommend prudential standards, and represent the U.S. in dealings with foreign insurance regulators. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Financial Holding Company Regulation

Regulatory Agencies.  As the owner of a federally-chartered bank, MetLife, Inc. is a bank holding company and financial holding company. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve Bank of New York. In addition, MetLife Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Bank of New York and the FDIC, as described below under “— Banking Regulation.”

Financial Holding Company Activities.  As a financial holding company, MetLife, Inc.’s activities and investments are restricted by the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), to those that are “financial” in nature or “incidental” or “complementary” to such financial activities. Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the Federal Reserve Board has determined to be closely related to banking. In addition, under the insurance company investment portfolio provision of the GLB Act, financial holding companies are authorized to make investments in other financial and non-financial companies, through their insurance subsidiaries, that are in the ordinary course of business and in accordance with state insurance law, provided the financial holding company does not routinely manage or operate such companies except as may be necessary to obtain a reasonable return on investment. Under Dodd-Frank, as a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to RBC, liquidity, leverage (unless another, similar standard is appropriate for the Company), resolution plan and credit exposure reporting, concentration limits, and risk management. The so-called “Volcker Rule” provisions of Dodd-Frank restrict the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Capital.  MetLife, Inc. and MetLife Bank are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. MetLife, Inc. may become required to comply with further requirements relating to the calculation of capital, commonly referred to as “Basel II,” which could require significant investment by the Company, including software. In addition, in December 2010, the Basel Committee on Banking Supervision published its final rules for increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank if MetLife, Inc. is determined to be a systemically important company. The ability of MetLife Bank and MetLife, Inc. to pay dividends could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the endorsement and adoption by the U.S. of Basel III. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.” At December 31, 2010, MetLife, Inc. and MetLife Bank were in compliance with applicable requirements currently in effect.

Consumer Protection Laws.  Numerous other federal and state laws also affect the Holding Company’s and MetLife Bank’s earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution’s privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation. As part of Dodd-Frank, Congress established the Bureau of Consumer Financial Protection to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the Bureau’s jurisdiction generally exclude insurance business of the kind in which we engage, the Bureau does have authority to regulate consumer services provided by MetLife Bank.

Change of Control and Restrictions on Mergers and Acquisitions.  Because MetLife, Inc. is a financial holding company and bank holding company, no person may acquire control of MetLife, Inc. without the prior approval of the Federal Reserve Board. A change of control is conclusively presumed upon acquisition of 25% or more of any class of voting securities and rebuttably presumed upon acquisition of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc. As a result of Dodd-Frank, Federal Reserve approval would be required after July 21, 2011, for any acquisition of a non-bank firm by a bank holding company having more than $10 billion of assets, such as MetLife, Inc. As a bank holding company with assets of $50 billion or more, MetLife, Inc. will be required to provide prior notice to the Federal Reserve before acquiring control of voting shares of a company engaged in financial activities that has $10 billion or more of consolidated assets. MetLife, Inc. received the approval of the Federal Reserve prior to consummating the Acquisition.

Banking Regulation

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC and secondarily by the Federal Reserve Bank of New York and the FDIC. Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things, chartering to carry on business as a bank; maintaining minimum capital ratios; capital management in relation to the bank’s assets; safety and soundness standards; loan loss and other statutory reserves; liquidity; financial reporting and disclosure standards; counterparty credit concentration; restrictions on related party and affiliate transactions; lending limits; payment of interest; unfair or deceptive acts or practices; privacy; and bank holding company and bank change of control. MetLife Bank is also subject to the jurisdiction of the Bureau of Consumer Financial Protection created by Dodd-Frank to promulgate and enforce consumer protection rules for certain kinds of financial products. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank.

Securities, Broker-Dealer and Investment Adviser Regulation

Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (“SEC”). These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of, and subject to, regulation by FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

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

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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

Legislative and Regulatory Developments

Dodd-Frank, enacted in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. Dodd-Frank also establishes the framework for new regulations relating to prudential standards for systemically significant financial companies, certain investment activities, consumer protection, the liquidation of bank holding companies, derivative transitions, corporate governance and executive compensation. These changes are particularly relevant to the Company as an insurer, public company and bank holding company. The potential impact of these changes on the Company are more fully discussed under “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.” The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, which are scheduled to be completed over the next few years.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

International Regulation

With the acquisition of ALICO, the Company has significantly expanded its scope of operations in foreign jurisdictions. The Company’s international operations are regulated in the jurisdictions in which they are located or operate. The Company’s international insurance operations are subject to minimum capital, solvency and operational requirements. The authority of the Company’s international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by regulators to supervise our non-U.S. insurance businesses. The Company also has investment and pension companies in certain foreign jurisdictions that provide mutual fund, pension and other financial products and services. Those entities are subject to securities, investment, pension and other laws and regulations, and oversight by the relevant securities, pension and other authorities of the countries in which the companies operate.

The Company’s international operations are exposed to increased political, legal, financial, operational and other risks. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Such actions may negatively affect our business in these jurisdictions. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

Certain of the Company’s international insurance operations, including Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. Under the Japanese Insurance Business Law, all licensed life insurers in Japan are assessed on a pre-funded basis by the Life Insurance Policyholders Protection Corporation of Japan. These assessments are aggregated across all licensed life insurers in Japan and used to satisfy certain obligations to policyholders and claimants of insolvent life insurance companies. As we cannot predict the timing and scope of future assessments, they may materially affect the results of operations of the Company’s international insurance operations in particular quarterly or annual periods. In addition, in some jurisdictions, some of the Company’s insurance products are considered “securities” under local law and may be subject to local securities regulations and oversight by local securities regulators.

Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports which include financial statements. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of September 30, 2010, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was 1,466%, which is significantly in excess of the legally mandated solvency margin in Japan. The FSA has issued a proposal to revise the current method of calculating the solvency margin ratio. The FSA intends to apply the revised method to life insurance companies for the fiscal year-end 2011 (March 31, 2012) for life insurance companies in Japan, and require the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011).

A portion of the annual earnings of our Japan operations may be repatriated each year, and may further be distributed to the Holding Company as a dividend. We may determine not to repatriate profits from the Japan operations or to repatriate a reduced amount in order to maintain or improve the solvency margin of the Japan operations or for other reasons. In addition, the FSA may limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of our Japan operations or for other reasons.

In addition, the European Commission has established Solvency II as a new capital adequacy regime for the European insurance industry, which will become effective beginning in 2013. Solvency II sets capital standards for insurers on a risk basis and has a three-pillar structure covering quantitative requirements, supervisory review, and market disclosure. Regulators in certain other countries, such as Mexico, are also establishing new capital regimes similar to Solvency II. Compliance with these new capital standards may impact the level of capital required to be held at individual legal entities. Further, the efforts required to comply with these regulations may increase operating costs at these entities.

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. That oversight, and the legal and regulatory environment in the countries in which the Company operates, could have a material adverse effect on the Company’s results of operations.

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses

Dodd-Frank was enacted in response to the recent economic crisis. See “— Legislative and Regulatory Developments.” Actions taken by Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the U.S. Federal government prior to the enactment of Dodd-Frank were increasingly aggressive and, together with a series of interest rate reductions that began in the second half of 2007, intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures included:

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

Many of the actions outlined above expired or terminated by mid-2010 or earlier.

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury injected capital into selected financial institutions and their holding companies. EESA also authorized the U.S. Treasury to purchase mortgage-backed and other securities from financial institutions as part of the overall $700 billion available for the purpose of stabilizing the financial markets; this authority expired in October 2010. The Federal government, the Federal Reserve Bank of New York, FDIC and other governmental and regulatory bodies also took other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility (the “CPFF”), and the FDIC established the Temporary Liquidity Guarantee Program (the “FDIC Program”). In March 2009, MetLife, Inc. issued $397 million of senior notes guaranteed by the FDIC under the FDIC Program. The FDIC Program and the CPFF expired in late 2009 and early 2010, respectively. During the period of its existence, the Company made limited use of the CPFF, and no amounts were outstanding under the CPFF at December 31, 2009.

In February 2009, the Treasury Department outlined a financial stability plan with additional measures to provide capital relief to institutions holding troubled assets, including a capital assistance program for banks that have undergone a “stress test” (the “Capital Assistance Program”) and a public-private investment fund to purchase troubled assets from financial institutions. MetLife was eligible to participate in the U.S. Treasury’s Capital Purchase Program, a voluntary capital infusion program established under EESA, but elected not to participate in that program. MetLife took part in the “stress test” and was advised by the Federal Reserve in May 2009 that, based on the stress test’s economic scenarios and methodology, MetLife had adequate capital to sustain a further deterioration in the economy. In January 2011, MetLife submitted to the Federal Reserve a comprehensive capital plan, as mandated by the Federal Reserve for the same bank holding companies that completed the 2009 stress test. The capital plan projects MetLife’s capital levels to the end of 2012 under baseline and stress scenarios. The Federal Reserve has stated that it will consider the results of the capital plan exercise in evaluating proposed capital actions by participating bank holding companies, such as common stock dividend increases and stock repurchases. The Federal Reserve has indicated that it will provide its assessment of participating institutions’ capital plans in late March 2011.

State Insurance Regulatory Responses

The NAIC adopted a number of reserve and capital relief proposals during 2009. The NAIC revisited many of those adoptions and studied related and additional topics for potential adoption during 2010.

The NAIC revisited the mortgage experience adjustment factor (the “MEAF”) which is utilized in calculating RBC charges that are assigned to commercial and agricultural mortgages held by our domestic insurers. The MEAF calculation includes the ratio of an insurer’s commercial and agricultural mortgage default experience to the industry average commercial and agricultural mortgage default experience and, in 2009, a cap of 125% and a floor of 75% were adopted. The NAIC adopted during 2010 a cap of 175% and a floor of 80%. As a result of this revision in MEAF for 2010, the RBC impact on our U.S. insurance subsidiaries is not likely to be material.

In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of our U.S. insurance subsidiaries, thereby positively impacting RBC at December 31, 2009. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R. The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged PIMCO Advisory (“PIMCO”), a provider of investment advisory services, to analyze approximately 20,000 RMBS held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by our U.S. insurance companies was significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the RBC charges assigned to the evaluated securities, with a beneficial impact on the RBC of our U.S. insurance subsidiaries. The NAIC utilized the solution again for 2010. The NAIC adopted a similar solution for 2010 for commercial mortgage-backed securities (“CMBS”) by selecting BlackRock Solutions, a provider of investment advisory services, to assist in the RBC determination process. BlackRock Solutions will serve as a third-party modeler of the 7,000 CMBS holdings of U.S. insurance companies, including MetLife’s U.S. insurance subsidiaries. The impact of the implementation for 2010 of the modeling solution for CMBS is not known at the current time but the RBC impact on our U.S. insurance subsidiaries is not expected to be material.

Foreign Governmental and Intergovernmental Responses

In an effort to strengthen the financial condition of key financial institutions or avert their collapse, and to forestall or reduce the effects of reduced lending activity, a number of foreign governments and intergovernmental entities have taken action to enhance stability and liquidity, reduce risk and increase regulatory controls and oversight. Foreign government and intergovernmental responses have been similar to some of those taken by the U.S. Federal government, including injecting capital into domestic financial institutions in exchange for ownership stakes and, in the case of certain European Union member states such as Greece, Spain, Portugal and Ireland, providing or making available certain funds and rescue packages to support the solvency of such countries or financial institutions, and such responses are intended to achieve similar goals. We cannot predict whether foreign government and/or intergovernmental actions will achieve their intended purpose or how such actions will impact competition in the financial services industry. We expect the scope and extent of regulation outside the U.S., as well as regulatory oversight, generally to continue to increase. That oversight, and the legal and regulatory environment in the countries in which the Company operates, could have a material adverse effect on the Company’s results of operations.

Competition

We believe that competition faced by our segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Many of our insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

We believe that the turbulence in financial markets that began in the second half of 2007, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment. In particular, the Company distributes many of its individual products through other financial institutions such as banks and broker-dealers. These distribution partners are currently placing greater emphasis on the financial strength of the company whose products they sell. In addition, the financial market turbulence has highlighted the extent of the risk associated with certain variable annuity products and has led many companies in our industry to re-examine the pricing and features of the products they offer. The effects of current market conditions may also lead to consolidation in the life insurance industry. Although we cannot predict the ultimate impact of these conditions, we believe that the strongest companies will enjoy a competitive advantage as a result of the current circumstances.

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurance companies for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— U.S. Business — Sales Distribution.” In the U.S. and selected international markets, we continue to undertake several initiatives to grow our career agency force, while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See “Risk Factors — We May Be Unable to Attract and Retain Sales Representatives for Our Products.”

Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— U.S. Regulation,” “— International Regulation,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

Employees

At December 31, 2010, we had approximately 66,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc.:

C. Robert Henrikson, age 63, has been Chairman, President and Chief Executive Officer of MetLife, Inc. and MLIC since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife, Inc. and MLIC from March 1, 2006, President and Chief Operating Officer of MetLife, Inc. from June 2004, and President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and MLIC from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of MLIC from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of MLIC from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife, Inc. and MLIC.

Gwenn L. Carr, age 65, has been Executive Vice President and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc. and MLIC since August 2009. Previously, she was Senior Vice President and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc. and MLIC from June 2009, Senior Vice President, Secretary and Chief of Staff to the Chairman and Chief Executive Officer of MetLife, Inc, and MLIC from 2007, Senior Vice President and Secretary of MetLife, Inc. and MLIC from October 2004, and Vice President and Secretary of MetLife, Inc. and MLIC from August 1999. Ms. Carr was Vice President and Secretary of ITT Corporation from 1990 to 1999.

Kathleen A. Henkel, age 62, has been Executive Vice President, Human Resources, of MetLife, Inc. and MLIC since March 2010. Previously, she was Senior Vice President, Human Resources, of MLIC from July 2008 to March 2010 and Senior Vice President, Institutional Business, of MLIC from December 2005 to July 2008. Ms. Henkel was promoted to Senior Vice President of MLIC after serving as a Vice President of MLIC from 1992 to 2004. Ms. Henkel joined the Company in 1966 and has served in various senior management positions since that time.

Steven A. Kandarian, age 58, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and MLIC since April 2005. Previously, he was the executive director of the Pension Benefit Guaranty Corporation from 2001 to 2004. Before joining the Pension Benefit Guaranty Corporation, Mr. Kandarian was founder and managing partner of Orion Capital Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years. He is a director of MetLife Bank.

Nicholas D. Latrenta, age 59, has been Executive Vice President of MetLife, Inc. and MLIC since August 2010 and General Counsel of MetLife, Inc. and MLIC since May 2010. Previously, he was Senior Chief Counsel of MLIC supporting the Insurance Group from March 2007 to April 2010, Chief Counsel of MLIC supporting Institutional Business, ERISA and the Product Tax Legal Group from April 2006 to February 2007, Chief Counsel of MLIC supporting MetLife Business-Legal from July 2004 to March 2006, and Senior Vice President of MLIC Institutional Business from October 2000 to June 2004. Mr. Latrenta was promoted to Senior Vice President of MLIC in 1997 after serving as a Vice President of MLIC from 1986 to 1997. Mr. Latrenta joined the Company in 1969 and has served in various senior management positions since that time. Mr. Latrenta is a director of American Life Insurance Company.

Maria R. Morris, age 48, has been Executive Vice President, Technology and Operations, of MetLife, Inc. and MLIC since January 2008. Previously, she was Executive Vice President of MLIC from December 2005 to January 2008, Senior Vice President of MLIC from July 2003 to December 2005, and Vice President of MLIC from March 1997 to July 2003. Ms. Morris is a director of MetLife Insurance Company of Connecticut.

William J. Mullaney, age 51, has been President, U.S. Business of MetLife, Inc. and MLIC since August 2009. Previously, he was President, Institutional Business, of MetLife, Inc. and MLIC from January 2007 to July 2009, President of Metropolitan Property and Casualty Insurance Company from January 2005 to January 2007, Senior Vice President of Metropolitan Property and Casualty Insurance Company from July 2002 to December 2004, Senior Vice President, Institutional Business, of MLIC from August 2001 to July 2002, and a Vice President of MLIC for more than five years. He is a director of MetLife Bank.

William J. Toppeta, age 62, has been President, International, of MetLife, Inc. and MLIC since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of MLIC from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of MLIC from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995. Mr. Toppeta is a director of American Life Insurance Company.

William J. Wheeler, age 49, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and MLIC since December 2003, prior to which he was a Senior Vice President of MLIC from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years. Mr. Wheeler is a director of MetLife Bank.

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive license to use the Peanuts® characters in the area of financial services and healthcare benefit services in the U.S. and internationally under an advertising and premium agreement with Peanuts Worldwide, LLC until December 31, 2014. We also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. Furthermore, as result of the recent Acquisition, we acquired American Life Insurance Company and its trademarks, including the “Alico” trademark. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the recent recession in the U.S. ended in June of 2009, the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. In addition, inflation is expected to remain at low levels for some time. Some economists believe that some level of disinflation and deflation risk remains in the U.S. economy. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. The Japanese economy, to which we face increased exposure as a result of the Acquisition, continues to experience low nominal growth, a deflationary environment, and weak consumer spending.

Our revenues and net investment income are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “— Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements (under both insurance and banking laws); and access the capital necessary to grow our business. See “Business — U.S. Regulation — Financial Holding Company Regulation” for information relating to the possible impact of Basel II and Basel III on the Company. As such, we may be forced to delay raising capital, issue different types of securities than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In recent years, Congress, the Federal Reserve Bank of New York, the FDIC, the U.S. Treasury and other agencies of the U.S. federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to MetLife, Inc. is the monetary policy implemented by the Federal Reserve Board, as well as Dodd-Frank, which will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife. Given the large number of provisions that must be implemented through regulatory action, we cannot predict what impact this could have on our business, results of operations and financial condition.

It is not certain what effect the enactment of Dodd-Frank will have on the financial markets, the availability of credit, asset prices and MetLife’s operations. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the U.S. federal government (including the FDIC) and private lenders have instituted programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgage loans. As a result of such programs or of any legislation requiring loan modifications, we may need to maintain or increase our engagement in similar activities in order to comply with program or statutory requirements and to remain competitive. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether the Federal Reserve Board will make funds available, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.” See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “— Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled or operate. See “Business — International Regulation.”

State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S. The Federal Insurance Office also is authorized to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

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

In addition, Dodd-Frank establishes a new Bureau of Consumer Financial Protection that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the new Bureau has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Dodd-Frank established a statutory standard for Federal pre-emption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. As a result, the regulatory and compliance burden on MetLife Bank may increase and could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could impact the business and operations of MetLife Bank.

Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Banking Regulation” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

In December 2010, the Basel Committee on Banking Supervision published Basel III for banks and bank holding companies, such as MetLife, Inc. Assuming regulators in the U.S. endorse and adopt Basel III, it will require banks and bank holding companies to hold greater amounts of capital, to comply with requirements for short-term liquidity and to reduce reliance on short-term funding sources. See “Business — U.S. Regulation — Financial Holding Company Regulation — Capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” It is not clear how these new requirements will compare to the enhanced prudential standards that may apply to us under Dodd-Frank. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

As a bank holding company, MetLife, Inc.’s ability to pay dividends may be restricted by the Federal Reserve Bank of New York. In addition, the ability of MetLife Bank and MetLife, Inc. to pay dividends could be restricted by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the endorsement and adoption by the U.S. of Basel III.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessment for banks with assets of $10.0 billion or more, which includes MetLife Bank.

Our international operations are subject to regulation in the jurisdictions in which they operate, as described further under “Business — International Regulation.” A significant portion of our revenues are generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership, changes in laws or their interpretation or application, political instability, dividend limitations, price controls, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as adverse actions by foreign governmental authorities and regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

Our international operations are subject to local laws and regulations, and we expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on us and our foreign operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability” and “Business — International Regulation.”

Furthermore, the increase in our international operations as a result of the acquisition of ALICO may also subject us to increased supervision by the Federal Reserve Board, since the size of a bank holding company’s foreign activities is taken as an indication of the holding company’s complexity. It may also have an effect on the manner in which MetLife, Inc. is required to calculate its RBC.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation.”

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations and our profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to RBC, liquidity, leverage (unless another, similar, standard is appropriate), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it were determined that MetLife posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness. In addition, under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc. will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank.

•	MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and RBC requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of Dodd-Frank. One consequence of these new rules will ultimately be the inability of bank holding companies to include trust-preferred securities as part of their Tier 1 capital. Because of the phase-in period for these new rules, they should have little practical effect on MetLife’s ability to treat its currently outstanding trust-preferred securities as part of its Tier 1 capital, but they do prevent MetLife, Inc. from treating the common equity units issued as part of the consideration for the Acquisition as Tier I capital, since the new rules apply immediately to instruments issued after May 19, 2010.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain a respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. The FDIC is authorized to establish rules for the priority of creditors’ claims and, under certain circumstances, to treat similarly situated creditors differently. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50.0 billion or more, non-bank financial companies supervised by the Federal Reserve Bank, and other financial companies with assets of $50.0 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the OTC derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on MetLife, Inc.’s part and a smaller universe of securities that will qualify as eligible collateral could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. However, increased margin requirements and the expanded ability to transfer trades between MetLife, Inc.’s counterparties could reduce MetLife, Inc.’s exposure to its counterparties’ default. MetLife, Inc. uses derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse or one of its members. In addition, we are subject to the risk that hedging and other management procedures prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by any higher costs of writing derivatives (including customized derivatives) that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investments laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of study and rule making during which the effects of the statutory language may be clarified. Among other considerations, the study is to assess and include recommendations so as to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. While these provisions of Dodd-Frank are supposed to accommodate the business of insurance, until the related study and rulemaking are complete, it is unclear whether MetLife, Inc. may have to alter any of its future investment activities to comply.

•	Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments and investment activities and insurance and annuity products of MetLife, Inc. and its subsidiaries remains unclear. For example, besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are connected to (either through a fund sponsorship or investor relationship) an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and whose funds we have invested in, may have to spin off their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Secondary sales of fund interests at significant discounts by banking institutions and their affiliates, which are not fund sponsors but nevertheless are subject to the divestment requirements of Dodd-Frank, could reduce the returns realized by investors such as MetLife, Inc. and its subsidiaries seeking to access liquidity by selling their fund interests. In addition, our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank. See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

•	In addition, Dodd-Frank statutorily imposes the requirement that MetLife, Inc. serve as a source of strength for MetLife Bank.

The addition of a new regulatory regime over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to MetLife, Inc.’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors, for example insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance, Brokerage and Banking Businesses are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which MetLife, Inc. and its subsidiaries engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate.

The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers

We will continue to be subject to legal and regulatory actions in the ordinary course of our business, both in the U.S. and internationally. This could result in a review of business sold in the past under previously acceptable market practices at the time. Regulators are increasingly interested in the approach that product providers use to select third-party distributors and to monitor the appropriateness of sales made by them. In some cases, product providers can be held responsible for the deficiencies of third-party distributors.

As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory inquiries and proposals for legislative and regulatory reforms.

In Asia, where MetLife derives and will continue to derive a significant portion of its income, regulatory regimes are developing at different speeds, driven by a combination of global factors and local considerations. New requirements may be introduced that are retrospectively applied to sales made prior to their introduction.

We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the global economy in general, the performance of the specific obligors, including governments, included in our portfolio and other factors outside our control.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio. If long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses and fixed annuity business may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches.

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009 and changed to a lesser extent in 2010. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. MetLife, Inc. uses derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in public and private equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. In addition, our real estate joint venture development program is subject to risks, including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and levels of valuation allowances.

Our investment portfolio contains investments in government bonds issued by European nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can trigger a domino effect on others. In particular, a number of large European banks hold significant amounts of sovereign financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Our investment portfolio also contains investments in revenue bonds issued under the auspices of U.S. states and municipalities and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “Municipal Bonds”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. There can be no assurance that the financial difficulties of such U.S. states and municipalities would not have an adverse impact on our Municipal Bond portfolio.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recovering private equity markets and stabilizing credit and real estate markets during 2010 had a positive impact on returns and net investment income on private equity funds, hedge funds and real estate joint ventures, which are included within other limited partnership interests and real estate and real estate joint venture portfolios. Although volatility in most global financial markets has moderated, if there is a resumption of significant volatility, it could adversely impact returns and net investment income on these alternative investment classes.

Continuing challenges include continued weakness in the U.S. real estate market and increased residential mortgage loan and other consumer loan delinquencies, investor anxiety over the U.S. and European economies, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and the continuing recovery in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

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

Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. We recognize that a low interest rate environment will adversely affect our earnings, but we do not believe any such impact will be material in 2011.

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing approximately 1% from current levels over the next ten years, lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. dollar-denominated investments making up to 35% of total assets backing life insurance statutory reserves. Current reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in MetLife’s general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC, VOBA and negative VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities; mortgage loans; policy loans and leveraged leases; equity real estate, including real estate joint ventures and funds; and other limited partnership interests. These asset classes represented 26.6% of the carrying value of our total cash and investments at December 31, 2010. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the global market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We generally obtain collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. If we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”

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

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities available for sale at December 31, 2010 were $6.9 billion. The portion of the $6.9 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $2.1 billion at December 31, 2010. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. Additional impairments may need to be taken or allowances provided for in the future. Furthermore, historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities (“ABS”); and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, or loans having similar loan-to-value ratios and debt service coverage ratios, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2010, mortgage loans that were either delinquent or in the process of foreclosure totaled less than 0.6% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

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

We Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Acquisitions, Including ALICO, and Dispositions of Businesses or Difficulties Integrating and Managing Growth of Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Acquisition and disposition activity exposes us to a number of risks.

There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. For example, in connection with the acquisition of ALICO, we may be exposed to obligations and liabilities of ALICO that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the Stock Purchase Agreement or reflected or reserved for in ALICO’s historical financial statements. Although we have rights to indemnification from ALICO Holdings under the Stock Purchase Agreement for certain losses, our rights are limited by survival periods for bringing claims and monetary limitations on the amount we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer.

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

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

The success with which we are able to integrate acquired operations, will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•	Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition, including, for example, potential unfamiliarity with the MetLife brand in regions where MetLife did not have a market presence prior to the acquisition.

•	If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for MetLife after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or MetLife as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•	Integrating acquired operations with our existing operations may require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate operations that were previously closely tied to the former parent of the acquired business or other service providers.

•	In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•	We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

All of these challenges are present in our integration of ALICO, which we expect to extend over a substantial period.

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully. For example, the life insurance markets in many of the international markets in which ALICO operates have experienced significant growth in recent years. Management of ALICO’s growth to date has required significant management and operational resources and is likely to continue to do so. Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.

There can be no assurance that we will be successful in managing future growth of any acquired business, including ALICO. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth, our prospects may be materially and adversely affected.

There Can Be No Assurance That the Closing Agreement American Life Entered Into With the IRS Will Achieve Its Intended Effect, or That American Life Will Be Able to Comply with the Related Agreed Upon Plan

On March 4, 2010, American Life entered into a closing agreement with the Commissioner of the IRS with respect to a U.S. withholding tax issue arising from payments by foreign branches of a life insurance company incorporated under U.S. law. IRS Revenue Ruling 2004-75, effective January 1, 2005, requires foreign branches of U.S. life insurance companies in certain circumstances to withhold U.S. income taxes on payments of taxable income made with respect to certain insurance and annuity products paid to customers resident in a foreign country. The closing agreement provides transitional relief under Section 7805(b) of the Code to American Life, such that American Life’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) under IRS Revenue Ruling 2004-75 for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). In accordance with the closing agreement, American Life submitted a plan to the IRS indicating the steps American Life will take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. In addition, the closing agreement requires that such plan be updated in quarterly filings with the IRS. The closing agreement is final and binding upon American Life and the IRS; provided, however, that the agreement can be reopened in the event of malfeasance, fraud or a misrepresentation of a material fact, and is subject to change of law risk that occurs after the effective date of the closing agreement (with certain exceptions). In addition, the closing agreement provides that no legislative amendment to Section 861(a)(1)(A) of the Code shall shorten the Deferral Period, regardless of when such amendment is enacted. The plan American Life delivered to the IRS involves the transfer of businesses from certain of the foreign branches of American Life to one or more existing or newly-formed foreign affiliates of American Life; however, the plan is subject to change pursuant to the quarterly updates that American Life will provide to the IRS. An estimate of the costs to comply with the plan has been recorded in the financial statements. Also the achievement of the plan presented to the IRS within the required time frame of December 31, 2013 is contingent upon regulatory approvals and other requirements. Failure to achieve the plan in a timely manner could cause American Life to be required to withhold U.S. income taxes on the taxable portion of payments made by American Life’s foreign branches after December 31, 2013 to customers resident in a foreign country, which could put American Life at a competitive disadvantage with its competitors that sell similar products through foreign entities and could have a material adverse effect on American Life’s future revenues or expenses or both.

There Can Be No Assurance That Any Incremental Tax Benefit Will Result From the Currently Planned Elections Under Section 338 of the Code

MetLife, Inc. currently plans to make Section 338 Elections with respect to ALICO and certain of its subsidiaries, and MetLife, Inc. believes that ALICO and such subsidiaries should have additional amortizable basis in their assets for U.S. tax purposes as a result of such elections. No assurance can be given, however, as to the incremental tax benefit, if any, that will result from any such elections, if made.

The Issuance of Certain Equity Securities to ALICO Holdings in Connection with the Acquisition Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders

As part of the consideration paid to ALICO Holdings pursuant to the terms of the Stock Purchase Agreement, MetLife, Inc. issued to ALICO Holdings (A) 78,239,712 shares of its common stock, (B) 6,857,000 shares of the Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “Convertible Preferred Stock”), which will be convertible into approximately 68,570,000 shares of MetLife, Inc.’s common stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders, and (C) $3.0 billion aggregate stated amount of MetLife, Inc.’s common equity units, which initially consist of (x) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (approximately two, three and four years after the closing of the Acquisition, subject to deferral under certain circumstances) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) (the “Stock Purchase Contracts”) and (y) an interest in each of three series of debt securities of MetLife, Inc. The aggregate amount of MetLife, Inc.’s common stock expected to be issued to ALICO Holdings in connection with the Acquisition (including shares of common stock issuable upon conversion of the Convertible Preferred Stock and shares of common stock issuable upon settlement of the Stock Purchase Contracts) is expected to be approximately 214,600,000 to 231,500,000 shares.

As a result of the issuance of these securities, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding.

Subject to Certain Limitations, ALICO Holdings Will Be Able to Sell MetLife, Inc.’s Equity Securities at Any Time From and After the Date 270 Days After the Closing of the Acquisition, Which Could Cause MetLife, Inc.’s Stock Price to Decrease

ALICO Holdings agreed in the Investor Rights Agreement entered into in connection with the Acquisition, not to transfer any of MetLife, Inc.’s securities received pursuant to the terms of the Stock Purchase Agreement, at any time up to the date 270 days after the closing of the Acquisition, without the consent of MetLife, Inc. However, from and after such date, ALICO Holdings will be able to transfer up to half of such equity securities, and from and after the first anniversary of the closing of the Acquisition, ALICO Holdings will be able to transfer all of such securities, subject in each case to certain limited volume and timing restrictions set forth in the Investor Rights Agreement. Moreover, ALICO Holdings will agree to use commercially reasonable efforts to transfer, and it will cause its affiliates to so transfer, all of MetLife, Inc.’s securities received in connection with the Acquisition prior to the later of (i) the fifth anniversary of the closing of the Acquisition, and (ii) the first anniversary of the third stock purchase date under the Stock Purchase Contracts. Subject to certain conditions, we have agreed to register the resale of MetLife, Inc.’s equity and other securities to be issued to ALICO Holdings under the Securities Act. The sale or transfer of a substantial number of these securities within a short period of time could cause MetLife, Inc.’s stock price to decrease, make it more difficult for us to raise funds through future offerings of MetLife, Inc.’s common stock or acquire other businesses using MetLife, Inc.’s common stock as consideration.

If MetLife, Inc.’s Stockholders Do Not Vote to Approve the Conversion of the Convertible Preferred Stock Into Common Stock, MetLife, Inc. Will Be Required to Pay Approximately $300 Million to ALICO Holdings

ALICO Holdings received shares of the Convertible Preferred Stock upon completion of the Acquisition. Each share of Convertible Preferred Stock will convert into 10 shares of MetLife, Inc.’s common stock (subject to anti-dilution adjustments) if conversion is approved by MetLife, Inc.’s common stockholders. If we fail to obtain such approval prior to the first anniversary of the closing of the Acquisition, November 1, 2011, MetLife, Inc. will be required to pay approximately $300 million to ALICO Holdings, assuming no purchase price adjustments, and, upon request, register the Convertible Preferred Stock for sale by ALICO Holdings in a public offering and list the Convertible Preferred Stock on the NYSE.

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

The Acquisition has increased our exposure to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar and increased our exposure to emerging markets. Fluctuations in the yen/ U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations because ALICO has substantial operations in Japan and a significant portion of its premiums and investment income are received in yen. Claims and expenses are also paid in yen and ALICO primarily purchases yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations.

Due to our significant international operations, during periods when any foreign currency in which we derive our revenues (such as the Japanese yen) weakens, translating amounts expressed in that currency into U.S. dollars causes fewer U.S. dollars to be reported. When the relevant foreign currency strengthens, translating such currency into U.S. dollars causes more U.S. dollars to be reported. Between September 30, 2010 and December 31, 2010, the Japanese yen has strengthened against the U.S. dollar, which fluctuated from a low point of ¥80.40 to the U.S. dollar on October 29, 2010 to a high point of ¥84.26 to the U.S. dollar on November 29, 2010, which has been somewhat offset by the weakening of the euro, which fluctuated from a high point of 0.7702 euro to the U.S. dollar on November 30, 2010, to 0.7039 euro to the U.S. dollar on November 4, 2010. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In several countries, including Japan, China and India, we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” and Note 2 of the Notes to the Consolidated Financial Statements.

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

We have market presence in over 60 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and countries such as Italy, Spain, Portugal and, in particular, Greece and Ireland, have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability.

In addition to fluctuations in the yen/U.S. dollar exchange rate discussed above, we face increased exposure to the Japanese markets as a result of ALICO’s considerable presence there. Deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition.

We also have operations in the Middle East where the legal and political systems and regulatory frameworks are subject to instability and disruptions. Lack of legal certainty and stability in the region exposes our operations to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in this region. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability” regarding the impact of low interest rates on our Taiwanese operations.

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

The payment of dividends and other distributions to MetLife, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries.” The ability of MetLife Bank to pay dividends is also subject to regulation by the OCC.

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries and branches to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “Business — International Regulation” and “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. For example, with respect to derivative transactions with credit ratings downgrade triggers, a one-notch downgrade would have increased our derivative collateral requirements by $99 million at December 31, 2010. Also, $375 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Based on the announcement in February 2010 that MetLife was in discussions to acquire ALICO, in February 2010, S&P and A.M. Best placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “under review with negative implications,” respectively. Also in connection with the announcement, in March 2010, Moody’s changed the ratings outlook of MetLife, Inc. and its subsidiaries from “stable” to “negative” outlook. Upon completion of the public financing transactions related to the Acquisition, in August 2010, S&P affirmed the ratings of MetLife, Inc. and subsidiaries with a “negative” outlook, and removed them from “CreditWatch.” On November 1, 2010, upon closing of the Acquisition, S&P changed the rating outlook of ALICO to “positive” from “negative” and affirmed its financial strength rating; the ratings of MetLife, Inc. and its other subsidiaries were unaffected by this ratings action. Also on November 1, 2010, Fitch Ratings upgraded by one notch (and changed the rating outlook from “Rating Watch Positive” to “stable”) the financial strength rating of American Life and affirmed all existing ratings for MetLife, Inc. and its other subsidiaries. On November 4, 2010, A.M. Best upgraded by one notch the financial strength rating of American Life and changed the rating outlook from “under review with positive implications” to “negative.” A.M. Best also changed the outlook for MetLife, Inc. and certain of its other subsidiaries to “negative” from “under review with negative implications.” Effective as of January in 2011, MetLife withdrew the American Life financial strength ratings by A.M. Best and Fitch Ratings as once it became a subsidiary of MetLife it was not deemed necessary to maintain stand-alone ratings.

On July 1, 2010, Moody’s published revised guidance called “Revisions to Moody’s Hybrid Tool Kit” (the “Guidance”) for assigning equity credit to so-called hybrid securities, i.e., securities with both debt and equity characteristics (“Hybrids”). Moody’s evaluates Hybrids using certain specified criteria and then places each such security into a “basket,” with a specific percentage of debt and equity being associated with each basket, which is then used to adjust full sets of financial statements for purposes of, among other things, calculating the issuing company’s financial leverage. Under the Guidance, Hybrids are one element that Moody’s considers within the context of an issuer’s overall credit profile. As of December 31, 2010, we have approximately $11.1 billion of Hybrids outstanding, which includes approximately $6.2 billion of debt securities and $4.9 billion of equity securities. Application of the Guidance has resulted in Moody’s significantly reducing the amount of equity credit it assigns to these securities, including the common equity units issued to ALICO Holdings in connection with the Acquisition. We do not expect at this time, as a result of the Guidance, that a reduction in Moody’s equity treatment of our Hybrids, including the common equity units, would result in any material negative impact on MetLife, Inc.’s credit rating or the financial strength ratings of its insurance company subsidiaries. However, if we decided to increase our adjusted capital as a result of the application of the Guidance, we may seek to (i) issue additional common equity or higher equity content Hybrids satisfying the Guidance’s revised rating criteria, and/or (ii) redeem, repurchase or restructure existing Hybrids. Any sale of additional common equity would have a dilutive effect on our common stockholders.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In October 2010, we entered into two senior unsecured credit facilities: a three-year $3 billion facility and a 364-day $1 billion facility. We also have other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Notes 11 and 24 of the Notes to the Consolidated Financial Statements.

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

Defaults, Downgrades or Other Events Impairing the Carrying Value of Our Fixed Maturity or Equity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Any event reducing the estimated fair value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other-than-temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.

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

Hurricanes and earthquakes are of particular note for our homeowners coverages. Areas of major hurricane exposure include coastal sections of the northeastern U.S. (including lower New York, Connecticut, Rhode Island and Massachusetts), the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas) and Florida. We also have some earthquake exposure, primarily along the New Madrid fault line in the central U.S. and in the Pacific Northwest.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured property, could increase the severity of claims from catastrophic events in the future.

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — International Regulation.”

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

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or more attractive features in their products or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products. Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”

Finally, the new requirements imposed on the financial industry by Dodd-Frank could similarly have differential effects. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our segments continue to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Dodd-Frank, Basel III and the market environment in general may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “Business — Competition,” “— Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

Our Valuation of Fixed Maturity, Equity and Trading and Other Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, and trading and other securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

Level 1 —	Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2 —	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of the estimated fair value requires significant management judgment or estimation.

At December 31, 2010, 7.0%, 85.8% and 7.2% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury, agency and government guaranteed fixed maturity securities; certain foreign government fixed maturity securities; exchange-traded common stock; certain trading securities; certain fair value option securities and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of nonredeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

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

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. As of December 31, 2010, our goodwill was $11,781, of which $6,959 of goodwill was established in connection with the acquisition of ALICO. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the estimated fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operation or financial position. For example, our goodwill has increased substantially as a result of the Acquisition. Market factors, the failure of ALICO to perform well, or issues relating to the integration of ALICO could result in the reporting units containing parts of ALICO having fair values lower than their respective carrying values, which would result in a writedown of goodwill and, consequently, it could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

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

VOBA is an intangible asset that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard- Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

Guarantees Within Certain of Our Life and Annuity Products May Increase Our Exposure to Foreign Exchange Risk, and Decrease Our Earnings

Certain of our life and annuity products are exposed to foreign exchange risk. Payments under these contracts may be required to be made in different currencies, depending on the circumstances. Therefore, payments may be required in a different currency than the currency upon which the liability valuation is based. If the currency upon which expected future payments are made strengthens relative to the currency upon which the liability valuation is based, the liability valuation may increase, resulting in a reduction of net income.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 16 of the Notes to the Consolidated Financial Statements.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

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

Liabilities have been established for a number of matters noted in Note 16 of the Notes to the Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2010.

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

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts as a settlement option for death benefits and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife and other insurance carriers. We received the subpoena on July 30, 2010. We also have received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of our retained asset account known as the Total Control Account (“TCA”), but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or violate state or federal laws are without merit.

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

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

The compensation and corporate governance practices of financial institutions have become and will continue to be subject to increasing regulation and scrutiny. Dodd-Frank includes new requirements that will affect our corporate governance and compensation practices, including some that have resulted in (or are likely to lead to) shareholders having the limited right to use MetLife, Inc.’s proxy statement to solicit proxies to vote for their own candidates for director, impose additional requirements for membership on Board committees, requirements for additional shareholder votes on compensation matters, requirements for policies to recover compensation previously paid to certain executives under certain circumstances, elimination of broker discretionary voting on compensation matters, requirements for additional performance and compensation disclosure, and other requirements. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the Federal Reserve Board, the FDIC and other U.S. bank regulators have released guidelines on incentive compensation that may apply to or impact MetLife, Inc. as a bank holding company. These requirements and restrictions, and others Congress or regulators may propose or implement, could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively.

Although AIG has received assurances from the Troubled Asset Relief Program Special Master for Executive Compensation that neither we nor ALICO will be subject to compensation related requirements and restrictions under programs established in whole or in part under EESA, there can be no assurance that the Acquisition will not lead to greater public or governmental scrutiny, regulation, or restrictions on our compensation practices as a result of the Acquisition and expansion into new markets outside the U.S., whether in connection with AIG’s having received U.S. government funding or as a result of other factors.

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Our Employees or Hinder or Prevent Us From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

The impact of the Health Care Act on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the U.S. Treasury, the IRS, the U.S. Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit products, subject to various effective dates. It also imposes requirements on the purchasers of certain of these products and has implications for certain other MLIC products, such as annuities. We cannot predict the impact of the Act or of regulations, guidance or determinations made by various regulators, on the various products that we offer. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

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

Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Other subsidiaries are registered with the SEC as broker-dealers under the Exchange Act, and are members of and subject to regulation by FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, and are also registered as investment advisers in various states, as applicable.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could have a material adverse effect on our financial condition and results of operations. For example, Dodd-Frank authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over such investment advisers.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities, both fixed and variable. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — International Regulation.”

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

Changes to Regulations Under the Employee Retirement Income Security Act of 1974 Could Adversely Affect Our Distribution Model by Restricting Our Ability to Provide Customers With Advice

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In March 2010, the DOL issued proposed regulations which provide limited relief from these investment advice restrictions. If the proposed rules are issued in final form and no additional relief is provided regarding these investment advice restrictions, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.

Other proposed regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants, and may issue additional such regulations in 2011. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon MetLife, resulting in increased costs.

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

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 18, 2011, the Trust held 220,255,199 shares, or 22.3%, of the outstanding shares of MetLife, Inc. common stock. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

ALICO Holdings has agreed to vote all shares of MetLife, Inc. common stock acquired by it in connection with the Acquisition in proportion to the votes cast by all other stockholders of MetLife, Inc., including the Trust.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. Dodd-Frank contains provisions that could restrict or impede consolidation, mergers and acquisitions by systemically significant firms and/or large bank holding companies. See “Business — U.S. Regulation — Financial Holding Company Regulation — Change of Control and Restrictions on Mergers and Acquisitions.” In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the U.S. or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

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

In 2006, we signed a lease for approximately 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness, and we currently have approximately 34,000 rentable square feet of space available for sublease. We moved certain operations from our Long Island City, Queens facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet under a long-term lease arrangement that commenced during 2003 and continues for 20 years. In connection with the move of certain operations to Manhattan, in late 2008, we subleased 330,000 rentable square feet to four subtenants, each of which has met our standards of review with respect to creditworthiness. To date, with our occupancy and the four subtenants we have secured, we are fully subscribed at the Long Island City location.

In connection with the 2005 sale of the 200 Park Avenue property, we have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205.

We continue to own 15 other buildings in the U.S. that we use in the operation of our business. These buildings contain approximately four million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in approximately 700 other locations throughout the U.S., and these leased facilities consist of 8.9 million rentable square feet. Approximately 50% of these leases are occupied as sales offices for the U.S. Business operations. The balance of space is utilized for MetLife Bank and other corporate functions supporting business activities. We also own over 70 properties outside the U.S., comprised of 10 significant properties and the balance of condominium units. We lease approximately 1,200 sites in various locations outside the U.S. Of the aforementioned international locations, approximately 70 owned sites and approximately 700 leased sites were acquired recently in connection with the Acquisition. We believe that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 15, 2011, its renewal date.

Item 3.	Legal Proceedings

See Note 16 of the Notes to the Consolidated Financial Statements.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$43.34	$47.10	$42.73	$44.92
Low	$33.64	$37.76	$36.49	$37.74

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$35.97	$35.50	$40.83	$38.35
Low	$12.10	$23.43	$26.90	$33.22

At February 18, 2011, there were 90,250 stockholders of record of common stock.

The table below presents dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)
October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610

(1)	Includes dividends paid on Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “Convertible Preferred Stock”).

Future common stock dividend decisions will be determined by the Company’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — U.S. Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 18 of the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended December 31, 2010 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

October 1- October 31, 2010	1,241	$38.92	—	$1,260,735,127
November 1- November 30, 2010	160	$42.90	—	$1,260,735,127
December 1- December 31, 2010	987	$43.90	—	$1,260,735,127

(1)	During the periods October 1 through October 31, 2010, November 1 through November 30, 2010 and December 1 through December 31, 2010, separate account affiliates of the Company purchased 1,241 shares, 160 shares and 987 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, no shares of common stock were repurchased by the Company.

(2)	At December 31, 2010, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2010. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Whether or not to purchase any common stock and the size and timing of any such purchases will be determined in the Company’s complete discretion.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Share Repurchases” for further information relating to common stock repurchases.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data at December 31, 2010 and 2009 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data at December 31, 2008, 2007 and 2006 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Statement of Operations Data (1)
Revenues:
Premiums	$27,394	$26,460	$25,914	$22,970	$22,052
Universal life and investment-type product policy fees	6,037	5,203	5,381	5,238	4,711
Net investment income	17,615	14,837	16,289	18,055	16,239
Other revenues	2,328	2,329	1,586	1,465	1,301
Net investment gains (losses)	(392)	(2,906)	(2,098)	(318)	(1,174)
Net derivative gains (losses)	(265)	(4,866)	3,910	(260)	(208)

Total revenues	52,717	41,057	50,982	47,150	42,921

Expenses:
Policyholder benefits and claims	29,545	28,336	27,437	23,783	22,869
Interest credited to policyholder account balances	4,925	4,849	4,788	5,461	4,899
Policyholder dividends	1,486	1,650	1,751	1,723	1,698
Other expenses	12,803	10,556	11,947	10,405	9,514

Total expenses	48,759	45,391	45,923	41,372	38,980

Income (loss) from continuing operations before provision for income tax	3,958	(4,334)	5,059	5,778	3,941
Provision for income tax expense (benefit)	1,181	(2,015)	1,580	1,675	1,027

Income (loss) from continuing operations, net of income tax	2,777	(2,319)	3,479	4,103	2,914
Income (loss) from discontinued operations, net of income tax	9	41	(201)	362	3,526

Net income (loss)	2,786	(2,278)	3,278	4,465	6,440
Less: Net income (loss) attributable to noncontrolling interests	(4)	(32)	69	148	147

Net income (loss) attributable to MetLife, Inc.	2,790	(2,246)	3,209	4,317	6,293
Less: Preferred stock dividends	122	122	125	137	134

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$3,084	$4,180	$6,159

	December 31,
	2010	2009	2008	2007	2006
	(In millions)

Balance Sheet Data (1)
Assets:
General account assets (2)	$547,569	$390,273	$380,839	$399,007	$383,758
Separate account assets	183,337	149,041	120,839	160,142	144,349

Total assets	$730,906	$539,314	$501,678	$559,149	$528,107

Liabilities:
Policyholder liabilities and other policy-related balances (3)	$401,905	$283,759	$282,261	$261,442	$252,099
Payables for collateral under securities loaned and other transactions	27,272	24,196	31,059	44,136	45,846
Bank deposits	10,316	10,211	6,884	4,534	4,638
Short-term debt	306	912	2,659	667	1,449
Long-term debt (2)	27,586	13,220	9,667	9,100	8,822
Collateral financing arrangements	5,297	5,297	5,192	4,882	—
Junior subordinated debt securities	3,191	3,191	3,758	4,075	3,381
Other (2)	22,583	15,989	15,374	33,186	32,277
Separate account liabilities	183,337	149,041	120,839	160,142	144,349

Total liabilities	681,793	505,816	477,693	522,164	492,861

Redeemable noncontrolling interests in partially owned consolidated securities	117	—	—	—	—

Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, at par value	1	1	1	1	1
Convertible preferred stock, at par value	—	—	—	—	—
Common stock, at par value	10	8	8	8	8
Additional paid-in capital	26,423	16,859	15,811	17,098	17,454
Retained earnings	21,363	19,501	22,403	19,884	16,574
Treasury stock, at cost	(172)	(190)	(236)	(2,890)	(1,357)
Accumulated other comprehensive income (loss)	1,000	(3,058)	(14,253)	1,078	1,118

Total MetLife, Inc.’s stockholders’ equity	48,625	33,121	23,734	35,179	33,798
Noncontrolling interests	371	377	251	1,806	1,448

Total equity	48,996	33,498	23,985	36,985	35,246

Total liabilities and equity	$730,906	$539,314	$501,678	$559,149	$528,107

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Other Data (1), (4)
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$3,084	$4,180	$6,159
Return on MetLife, Inc.’s common equity	6.9%	(9.0)%	11.2%	12.9%	20.9%
Return on MetLife, Inc.’s common equity, excluding accumulated other comprehensive income (loss)	7.0%	(6.8)%	9.1%	13.3%	22.1%
EPS Data (1), (5)
Income (Loss) from Continuing Operations Available to MetLife, Inc.’s Common Shareholders Per Common Share:
Basic	$3.01	$(2.94)	$4.60	$5.32	$3.64
Diluted	$2.99	$(2.94)	$4.54	$5.19	$3.59
Income (Loss) from Discontinued Operations Per Common Share:
Basic	$0.01	$0.05	$(0.41)	$0.30	$4.45
Diluted	$0.01	$0.05	$(0.40)	$0.29	$4.40
Net Income (Loss) Available to MetLife, Inc.’s Common Shareholders Per Common Share:
Basic	$3.02	$(2.89)	$4.19	$5.62	$8.09
Diluted	$3.00	$(2.89)	$4.14	$5.48	$7.99
Cash Dividends Declared Per Common Share	$0.74	$0.74	$0.74	$0.74	$0.59

(1)	On November 1, 2010, the Holding Company acquired ALICO. The results of the Acquisition are reflected in the 2010 selected financial data. See Note 2 of the Notes to the Consolidated Financial Statements.

(2)	At December 31, 2010, general account assets, long-term debt and other liabilities include amounts relating to variable interest entities of $11,080 million, $6,902 million and $93 million, respectively.

(3)	Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(4)	Return on MetLife, Inc.’s common equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

(5)	For the year ended December 31, 2009, shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward Looking Statements,” “Risk Factors,” “Selected Financial Data” and the Company’s consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measures operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings is defined as operating revenues less operating expenses, net of income tax. Operating earnings available to common shareholders, which is used to evaluate the performance of Banking, Corporate & Other, as well as MetLife, is defined as operating earnings less preferred stock dividends.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivative gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; (v) less net investment income related to contractholder-directed unit-linked investments; and (vi) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in the fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses); (iv) less interest credited to policyholder account balances (“PABs”) related to contractholder-directed unit-linked investments; and (v) plus scheduled periodic settlement payments on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment.

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

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States (“U.S.”), Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. The assets and liabilities of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm,” together with American Life, collectively, “ALICO”) as of November 30, 2010 and the operating results of ALICO from November 1, 2010 (the “Acquisition Date”) through November 30, 2010 are included in the International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which is comprised of MetLife Bank, National Association (“MetLife Bank”) and other business activities. For reporting periods beginning in 2011, our non-U.S. Business results will be presented within two separate segments: Japan and Other International Regions.

On the Acquisition Date, the Holding Company completed the acquisition of American Life from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and DelAm from AIG, (the “Acquisition”) for a total purchase price of $16.4 billion. The business acquired in the Acquisition provides consumers and businesses with life insurance, accident and health insurance, retirement and wealth management solutions. This transaction delivers on our global growth strategies, adding significant scale and reach to MetLife’s international footprint, furthering our diversification in geographic mix and product offerings, as well as increasing our distribution strength. See Note 2 of the Notes to the Consolidated Financial Statements.

As the U.S. and global financial markets continue to recover, we have experienced a significant improvement in net investment income and favorable changes in net investment and net derivative gains (losses). We also continue to experience an increase in market share and sales in some of our businesses, in part, from a flight to quality in the industry. These positive factors were somewhat dampened by the negative impact of general economic conditions, including high levels of unemployment, on the demand for certain of our products.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Income (loss) from continuing operations, net of income tax	$2,777	$(2,319)	$3,479
Less: Net investment gains (losses)	(392)	(2,906)	(2,098)
Less: Net derivative gains (losses)	(265)	(4,866)	3,910
Less: Adjustments to continuing operations (1)	(981)	283	(664)
Less: Provision for income tax (expense) benefit	401	2,683	(488)

Operating earnings	4,014	2,487	2,819
Less: Preferred stock dividends	122	122	125

Operating earnings available to common shareholders	$3,892	$2,365	$2,694

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $5.1 billion to a gain of $2.8 billion from a loss of $2.3 billion in 2009, of which $2 million in losses is from the inclusion of ALICO results for one month in 2010 and the impact of financing costs for the Acquisition. The change was predominantly due to a $4.6 billion favorable change in net derivative gains (losses), before income tax, and a $2.5 billion favorable change in net investment gains (losses), before income tax. Offsetting these favorable variances were unfavorable changes in adjustments related to continuing operations of $1.3 billion, before income tax, and $2.2 billion of income tax, resulting in a total favorable variance of $3.6 billion. In addition, operating earnings available to common shareholders increased $1.5 billion to $3.9 billion in the current year from $2.4 billion in the prior year.

The favorable change in net derivative gains (losses) of $3.0 billion was primarily driven by net gains on freestanding derivatives in the current year compared to net losses in the prior year, partially offset by an unfavorable change in embedded derivatives from gains in the prior year to losses in the current year. The favorable change in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year than the current year, equity volatility, which decreased more in the prior year as compared to the current year, a strengthening U.S. dollar and widening corporate credit spreads in the financial services sector. The favorable change in net investment gains (losses) of

$1.6 billion was primarily driven by a decrease in impairments and a decrease in the provision for credit losses on mortgage loans. These favorable changes in net derivative and net investment gains (losses) were partially offset by an unfavorable change of $514 million in related adjustments.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $1.5 billion increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees, as well as a decrease in variable annuity guarantee benefit costs. These increases were partially offset by an increase in amortization of DAC, VOBA and deferred sales inducements (“DSI”) as a result of an increase in average separate account balances and higher current year gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions. The 2010 period also includes one month of ALICO results, contributing $114 million to the increase in operating earnings. The favorable impact of a reduction in discretionary spending associated with our enterprise-wide cost reduction and revenue enhancement initiative was more than offset by an increase in other expenses related to our International business. This increase primarily stemmed from the impact of a benefit recorded in the prior year related to the pesification in Argentina, as well as current year business growth in the segment.

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2009, MetLife’s income (loss) from continuing operations, net of income tax, decreased $5.8 billion to a loss of $2.3 billion from income of $3.5 billion in the comparable 2008 period. The year over year change is predominantly due to an $8.8 billion unfavorable change in net derivative gains (losses), before income tax, to losses of $4.9 billion in 2009 from gains of $3.9 billion in 2008. In addition, there was an $808 million unfavorable change in net investment gains (losses), before income tax. Offsetting these variances were favorable changes in adjustments related to continuing operations of $947 million, before income tax, and $3.2 billion of income tax, resulting in a total unfavorable variance of $5.5 billion. In addition, operating earnings available to common shareholders decreased by $329 million to $2.4 billion in 2009 from $2.7 billion in 2008.

The unfavorable change in net derivative gains (losses) of $8.8 billion was primarily driven by losses on freestanding derivatives, partially offset by gains on embedded derivatives, most of which were associated with variable annuity minimum benefit guarantees, and lower losses on fixed maturity securities. The unfavorable change in net investment gains (losses) of $808 million was primarily driven by an increase in impairments. These unfavorable changes in gains (losses) were partially offset by a favorable change of $947 million in related adjustments.

The positive impact of business growth and favorable mortality in several of our businesses was more than offset by a decline in net investment income, resulting in a decrease in operating earnings of $329 million. The decrease in net investment income caused significant declines in the operating earnings of many of our businesses, especially the interest spread businesses. Also contributing to the decline in operating earnings was an increase in net guaranteed annuity benefit costs and a charge related to our closed block of business, a specific group of participating life policies that were segregated in connection with the demutualization of Metropolitan Life Insurance Company (“MLIC”). The favorable impact of our enterprise-wide cost reduction and revenue enhancement initiative, was more than offset by higher pension and postretirement benefit costs, driving the increase in other expenses. The declines in operating earnings were partially offset by a change in amortization related to DAC, DSI and unearned revenue.

Consolidated Company Outlook

As a result of the Acquisition, operations outside the U.S. are expected to contribute approximately 30% of the premiums, fees and other revenues and approximately 40% of MetLife’s operating earnings in 2011.

In 2010, general economic conditions improved and interest rates remained low throughout the year. In 2011, we expect a significant improvement in the operating earnings of the Company, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2011 of approximately 30%, of which 27% is directly attributable to the Acquisition. The remaining 3% increase is driven by:

•	Increases in our non-U.S. businesses from continuing organic growth throughout our various geographic regions;

•	Higher fees earned on separate accounts, as the equity markets continue to improve, thereby increasing the value of those separate accounts. In addition, net flows of variable annuities are expected to continue to be strong in 2011, which also increases the account values upon which these fees are earned;

•	Increased sales in the pension closeout business, both in the U.S. and the United Kingdom (“U.K.”), as we expect the demand for these products to return to a more normal level in 2011.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and anticipate solid results in 2011.

•	Focus on expense management. We continue to focus on expense control throughout the Company, specifically managing the costs associated with the integration of ALICO. We also expect to begin realizing cost synergies later in 2011.

•	Returns on investment portfolio. Although the market environment remains challenging, we expect the returns on our investment portfolio in 2011, with respect to both income and realized gains and losses, will be in line with the results achieved in 2010.

More difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of an adjustment for nonperformance risk.

Industry Trends

Despite improvement in general economic conditions in 2010, we continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and is expected to remain at low levels for some time. Some economists believe that some level of disinflation and deflation risk remains in the economy.

Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have run their course or have been discontinued. The monetary policy by the Federal Reserve Board and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, are more likely to be relevant to MetLife, Inc. and will significantly change financial regulation in the U.S. See “— Regulatory Changes.” In addition, the oversight body of the Basel Committee on Banking Supervision announced in December 2010 increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank and Basel III.

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

Although the disruption in the global financial markets has moderated, not all such markets are functioning normally, and some remain reliant upon government intervention and liquidity. The global recession and disruption of the financial markets has also led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. In response, on May 10, 2010, the European Union, the European Central Bank and the International Monetary Fund announced a rescue package of up to €750 billion, or approximately $1 trillion, for European nations in the Eurozone. This rescue package is intended to stabilize these economies. The Japanese economy, to which we face increased exposure as a result of the Acquisition, continues to experience low nominal growth, a deflationary environment, and weak consumer spending.

Recent global economic conditions have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment and net derivative gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See ‘‘— Results of Operations” and “— Liquidity and Capital Resources.”

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the turbulence in financial markets that began in the second half of 2007, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have highlighted financial strength as a significant differentiator from the perspective of customers and certain distributors. In addition, the financial market turbulence and the economic recession have led many companies in our industry to re-examine the pricing and features of the products they offer and may lead to consolidation in the life insurance industry.

Regulatory Changes.  The U.S. life insurance industry is regulated at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets in 2008 and 2009. Significant regulatory reforms have been proposed and these or other reforms could be implemented. See “Business — U.S. Regulation” and “Business — International Regulation.” We cannot predict whether any such reforms will be adopted, the form they will take or their effect upon us. We also cannot predict how the various government responses to the recent financial and economic difficulties will affect the financial services and insurance industries or the standing of particular companies, including us, within those industries. See “Business — Governmental

Responses to Extraordinary Market Conditions,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments, investment activities and insurance and annuity products of the Company remain unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” Under Dodd-Frank, as a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to Tier 1 and total risk-based capital (“RBC”), liquidity, leverage (unless another, similar standard is appropriate for the Company), resolution plan and credit exposure reporting, concentration limits, and risk management. The so-called “Volcker Rule” provisions of Dodd-Frank restrict the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Mortgage and Foreclosure-Related Exposures.  In 2008 MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans upon demand by the investor due to (i) a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect or (ii) defects in servicing of the loan. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights (“MSRs”) that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). Since the 2008 acquisitions, MetLife Bank has originated and sold mortgages primarily to FNMA, FHLMC and Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99% of MetLife Bank’s $83 billion servicing portfolio is comprised of products sold to Agency Investors. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $52 billion of loans originated by MetLife Bank (all of which have been originated since August 2008) and to servicing deficiencies after the date of acquisition, and management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

In light of recent events concerning foreclosure proceedings within the industry, MetLife Bank has undertaken a close review of its procedures. MetLife Bank verifies the accuracy of borrower information included in affidavits filed in foreclosure proceedings. We do not believe that MetLife Bank has material exposure to potential losses arising from challenges to its foreclosure procedures. Like other mortgage servicers, MetLife Bank has been the subject of recent inquiries and investigations from state attorneys general and banking regulators. See Note 16 of the Notes to the Consolidated Financial Statements.

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

The application of purchase accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to aforementioned critical accounting estimates. In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value of an asset, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

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

In addition, the Company elected the fair value option (“FVO”) for certain of its financial instruments to better match measurement of assets and liabilities in the consolidated statements of operations.

Estimated Fair Value of Investments

The Company’s investments in fixed maturity and equity securities, investments in trading and other securities, certain short-term investments, most mortgage loans held-for-sale, and MSRs are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

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

The estimated fair value of residential mortgage loans held-for-sale is determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

MSRs, which are recorded in other invested assets, are measured at estimated fair value and are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions. Valuation inputs and assumptions include generally observable items such as type and age of loan, loan interest rates, current market interest rates, and certain unobservable inputs, including assumptions regarding estimates of discount rates, loan prepayments and servicing costs, all of which are sensitive to changing markets conditions. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows, may have a material effect on the estimated fair values of MSRs.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost;

(vii)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost;

(viii)	unfavorable changes in projected cash flows on mortgage-backed and asset-backed securities (“ABS”); and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for the credit loss component of Other-Than-Temporary Impairment (“OTTI”) in the period in which the determination is made. When an OTTI of a fixed maturity security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of the decline in estimated fair value below amortized cost. If the fixed maturity security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost and its estimated fair value at the impairment measurement date. For OTTI of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows expected to be collected from this security (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). For equity securities, the carrying value of the equity security is impaired to its estimated fair value, with a corresponding charge to earnings. The Company does not make any adjustments for subsequent recoveries in value.

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

Recognition of Income on Certain Investment Entities

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and ABS, certain structured investment transactions, trading and other securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Application of the Consolidation Rules to Certain Investments

The Company has invested in certain structured transactions that are VIEs. These structured transactions include reinsurance trusts, asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary.

For most VIEs, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

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

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest forwards to sell certain to-be-announced securities or through the use of pricing models for over-the-counter (“OTC”) derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 5 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

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

Embedded Derivatives

The Company issues certain variable annuity products with guaranteed minimum benefits. These include guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), and certain guaranteed minimum income benefits (“GMIB”). GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses).

The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for the Holding Company’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to the Holding Company. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

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

These guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in the Company’s nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the manner in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s income from continuing operations, net of income tax, with no effect on operating earnings.

As described above, the valuation of variable annuity guarantees accounted for as embedded derivatives includes an adjustment for the Company’s nonperformance risk, which is subject to variability. The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on the Company’s consolidated balance sheet, excluding the effect of income tax. Changes in the carrying values of PABs would be reported in net investment gains (losses) and changes in the carrying value of DAC and VOBA would be reported in other expenses. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, that can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

In determining the ranges, the Company has considered current market conditions as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions experienced during the 2008 and 2009 economic crisis as the Company does not consider those to be reasonably likely events in the near future.

	Carrying Value
	At December 31, 2010
		DAC and
	PABs	VOBA
	(In millions)

100% increase in the Company’s credit spread	$1,551	$79
As reported	$2,357	$110
50% decrease in the Company’s credit spread	$2,852	$130

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s nonperformance risk that takes into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in estimated the fair value of these embedded derivatives that could materially affect net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

Note 1 of the Notes to the Consolidated Financial Statements describes the Company’s accounting policy relating to DAC and VOBA amortization for various types of contracts.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $128 million with an offset to the Company’s unearned revenue liability of approximately $19 million for this factor.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. We annually update assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

The Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA were due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Insurance Products and Retirement Products segments. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 6 of the Notes to the Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for each of the years ended December 31, 2010, 2009 and 2008, as well as a breakdown of DAC and VOBA by segment and reporting unit at December 31, 2010 and 2009.

At December 31, 2010, 2009 and 2008, DAC and VOBA for the Company was $27.3 billion, $19.3 billion and $20.1 million, respectively. The DAC and VOBA balance increased significantly as a result of the Acquisition, which contributed $8.9 billion to the balance at December 31, 2010. Approximately 55%, of the Company’s DAC and VOBA was associated with the Insurance Products and Retirement Products segments at December 31, 2010. At December 31, 2010, 2009 and 2008, DAC and VOBA for these segments was $14.9 billion, $16.1 billion and $17.4 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuities contracts within the Insurance Products and Retirement Products segments is significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s U.S. Business of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2010, 2009 and 2008. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment return	$3	$141	$70
Separate account balances	21	(32)	(708)
Net investment gain (loss)	(124)	712	(521)
Expense	89	60	61
In-force/Persistency	17	(87)	(159)
Policyholder dividends and other	(192)	174	(30)

Total	$(186)	$968	$(1,287)

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2010:

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $197 million, excluding the impact from the Company’s nonperformance risk and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $88 million.

–	The narrowing of the Company’s nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $96 million. In addition, higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $18 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC amortization by $129 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other was an increase in DAC and VOBA amortization of $42 million as a result of changes to long-term assumptions. In addition, amortization increased by $39 million as a result of favorable gross margin variances. The remainder of the increase was due to various immaterial items.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009:

•	Actual gross profits decreased as a result of increased investment losses from the portfolios associated with the hedging of guaranteed insurance obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $141 million.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $995 million, excluding the impact from the Company’s nonperformance risk and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $636 million.

–	The narrowing of the Company’s nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $607 million. This was partially offset by lower risk margins which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $20 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $484 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other was a decrease in DAC and VOBA amortization of $90 million as a result of changes to long-term assumptions. The remainder of the decrease was due to various immaterial items.

The following represents significant items contributing to the changes in DAC and VOBA amortization in 2008:

•	The decrease in equity markets during the year significantly lowered separate account balances which led to a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $708 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities resulting in a reduction of DAC and VOBA amortization of $1,047 million. This decrease in actual gross profits was mitigated by freestanding derivative gains associated with the hedging of such guarantee obligations which resulted in an increase in actual gross profits and an increase in DAC and VOBA amortization of $625 million.

–	The widening of the Company’s nonperformance risk adjustment decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $739 million. This was partially offset by higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $100 million.

–	Reductions in both actual and expected cumulative earnings of the closed block resulting from recent experience in the closed block combined with changes in expected dividend scales resulted in an increase in closed block DAC amortization of $195 million, $175 million of which was related to net investment gains (losses).

–	The remainder of the impact of net investment gains (losses) on DAC amortization of $129 million was attributable to numerous immaterial items.

•	Increases in DAC and VOBA amortization in 2008 resulting from changes in assumptions related to in-force/persistency of $159 million were driven by higher than anticipated mortality and lower than anticipated premium persistency during 2008.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The increase in unrealized investment gains decreased the DAC and VOBA balance by $1.4 billion in 2010. The decrease in unrealized investment losses decreased the DAC and VOBA balance by $2.8 billion in 2009, whereas the increase in unrealized investment losses increased the DAC and VOBA balance by $3.4 billion in 2008. Notes 3 and 6 of the Notes to the Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities, certain accident and health, and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policy-related balances include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing of these policies and guarantees and in the establishment of the related liabilities result in variances in profit and could result in losses.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting.

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

For U.S. federal income tax purposes, the Company anticipates making an election under the Internal Revenue Code Section 338 as it relates to the Acquisition. As such, the tax basis in the acquired assets and liabilities is adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company sponsor and/or administer pension and other postretirement benefit plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. In consultation with our external consulting actuarial firms, we determine these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of our businesses.

Acquisitions and Dispositions

See Note 2 of the Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions a year ago, positively impacted our results most significantly through increased net cash flows, improved yields on our investment portfolio and increased policy fee income. Sales of our domestic annuity products were up 14%, driven by an increase in variable annuity sales compared with the prior year. We benefited in 2010 from strong sales of structured settlement products. Market penetration continues in our pension closeout business in the U.K.; however, although improving, our domestic pension closeout business has been adversely impacted by a combination of poor equity returns and lower interest rates. High levels of unemployment continue to depress growth across our group insurance businesses due to lower covered payrolls. While we experienced growth in our group life business, sales of non-medical health and individual life products declined. Sales of new homeowner and auto policies increased 11% and 4%, respectively, as the housing and automobile markets have improved. We experienced a 30% increase in sales of retirement and savings products abroad. During 2010, mortgage refinancing activity continued to return to more moderate levels compared to the unusually high levels experienced in 2009.

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$27,394	$26,460	$934	3.5%
Universal life and investment-type product policy fees	6,037	5,203	834	16.0%
Net investment income	17,615	14,837	2,778	18.7%
Other revenues	2,328	2,329	(1)	—%
Net investment gains (losses)	(392)	(2,906)	2,514	86.5%
Net derivative gains (losses)	(265)	(4,866)	4,601	94.6%

Total revenues	52,717	41,057	11,660	28.4%

Expenses
Policyholder benefits and claims and policyholder dividends	31,031	29,986	1,045	3.5%
Interest credited to policyholder account balances	4,925	4,849	76	1.6%
Interest credited to bank deposits	137	163	(26)	(16.0)%
Capitalization of DAC	(3,343)	(3,019)	(324)	(10.7)%
Amortization of DAC and VOBA	2,801	1,307	1,494	114.3%
Interest expense on debt	1,550	1,044	506	48.5%
Other expenses	11,658	11,061	597	5.4%

Total expenses	48,759	45,391	3,368	7.4%

Income (loss) from continuing operations before provision for income tax	3,958	(4,334)	8,292	191.3%
Provision for income tax expense (benefit)	1,181	(2,015)	3,196	158.6%

Income (loss) from continuing operations, net of income tax	2,777	(2,319)	5,096	219.7%
Income (loss) from discontinued operations, net of income tax	9	41	(32)	(78.0)%

Net income (loss)	2,786	(2,278)	5,064	222.3%
Less: Net income (loss) attributable to noncontrolling interests	(4)	(32)	28	87.5%

Net income (loss) attributable to MetLife, Inc.	2,790	(2,246)	5,036	224.2%
Less: Preferred stock dividends	122	122	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$5,036	212.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2010, income (loss) from continuing operations, net of income tax increased $5.1 billion to a gain of $2.8 billion from a loss of $2.3 billion in 2009, of which $2 million in losses was from the inclusion of one month of ALICO results in 2010. The change was predominantly due to a $3.0 billion favorable change in net derivative gains (losses) and a $1.6 billion favorable change in net investment gains (losses). Offsetting these favorable variances totaling $4.6 billion were unfavorable changes in adjustments related to net derivative and net investment gains (losses) of $514 million, net of income tax, principally associated with DAC and

VOBA amortization, resulting in a total favorable variance related to net derivative and net investment gains (losses), net of related adjustments and income tax, of $4.1 billion.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify for reporting and presentation as separate account assets. The returns on these investments, which can vary significantly period to period include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

The composition of the investment portfolio of each business segment is tailored to the specific characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in longer duration, higher yielding fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences, including movements in interest rates, foreign currencies, credit spreads and equity markets, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing, that can generate gains and losses. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

Freestanding derivatives are used to hedge certain investments and liabilities. For those hedges not designated as accounting hedges, changes in these market risks can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivative gains (losses).

The favorable variance in net derivative gains (losses) of $3.0 billion, from losses of $3.2 billion in 2009 to losses of $172 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $4.4 billion, comprised of a $4.5 billion favorable change from losses in the prior year of $4.3 billion to gains in the current year of $203 million and $123 million in ALICO freestanding derivative losses. This favorable variance was partially offset by an unfavorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $1.4 billion from gains in the prior year of $1.1 billion to losses in the current year of $257 million, net of $5 million in ALICO embedded derivative gains.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. The $4.5 billion favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year than the current year, a greater decrease in equity volatility in the prior year as compared to the current year, a strengthening U.S. dollar and widening corporate credit spreads in the financial services sector. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a positive impact of $2.6 billion on our interest rate derivatives, $931 million of which is attributable to hedges of variable annuity minimum benefit guarantee liabilities, which are accounted for as embedded derivatives. In addition, stronger equity market recovery and lower equity market volatility in the prior year as compared to the current year had a positive impact of $1.1 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. U.S. dollar strengthening had a positive impact of $554 million on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures. Finally, widening corporate credit spreads in the financial services sector had a positive impact of $221 million on our purchased protection credit derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives also include an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $1.4 billion unfavorable change in embedded derivatives was primarily attributable to the impact of market factors, including falling long-term and mid-term interest rates, changes in foreign currency exchange rates, equity volatility and equity market movements. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a negative impact of $1.4 billion. Changes in foreign currency exchange rates had a negative impact of $468 million. Equity volatility decreased more in the prior year than in the current year causing a negative impact of $284 million, and a stronger recovery in the equity markets in the prior year than in the current year had a negative impact of $228 million. The unfavorable impact from these hedged risks was partially offset by a favorable change related to the adjustment for nonperformance risk of $1.2 billion, from losses of $1.3 billion in 2009 to losses of $62 million in 2010. This $62 million loss was net of a $621 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk made in the second quarter of 2010. Gains on the freestanding derivatives that hedged these embedded derivative risks largely offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk, which does not have an economic impact on the Company.

Improved or stabilizing market conditions across several invested asset classes and sectors as compared to the prior year resulted in decreases in impairments and in net realized losses from sales and disposals of investments in most components of our investment portfolio. These decreases, coupled with a decrease in the provision for credit losses on mortgage loans due to improved market conditions, resulted in a $1.6 billion improvement in net investment gains (losses).

Income from continuing operations, net of income tax for 2010 includes $138 million of expenses related to the acquisition and integration of ALICO. These expenses, which primarily consisted of investment banking and legal fees, are recorded in Banking, Corporate & Other and are not a component of operating earnings.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $1.5 billion to $3.9 billion in 2010 from $2.4 billion in 2009.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2010

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Income (loss) from continuing operations, net of income tax	$1,371	$813	$1,002	$295	$(131)	$(573)	$2,777
Less: Net investment gains (losses)	103	139	176	(7)	(273)	(530)	(392)
Less: Net derivative gains (losses)	215	266	(193)	(1)	(491)	(61)	(265)
Less: Adjustments to continuing operations (1)	(237)	(282)	143	—	(427)	(178)	(981)
Less: Provision for income tax (expense) benefit	(31)	(49)	(44)	3	268	254	401

Operating earnings	$1,321	$739	$920	$300	$792	(58)	4,014

Less: Preferred stock dividends						122	122

Operating earnings available to common shareholders						$(180)	$3,892

Year Ended December 31, 2009

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Income (loss) from continuing operations, net of income tax	$(418)	$(628)	$(581)	$321	$(280)	$(733)	$(2,319)
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	(105)	(269)	(2,906)
Less: Net derivative gains (losses)	(1,786)	(1,426)	(421)	39	(798)	(474)	(4,866)
Less: Adjustments to continuing operations (1)	(139)	519	125	—	(206)	(16)	283
Less: Provision for income tax (expense) benefit	837	504	621	1	366	354	2,683

Operating earnings	$1,142	$308	$580	$322	$463	(328)	2,487

Less: Preferred stock dividends						122	122

Operating earnings available to common shareholders						$(450)	$2,365

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2010

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Total revenues	$26,451	$6,881	$7,540	$3,146	$6,794	$1,905	$52,717
Less: Net investment gains (losses)	103	139	176	(7)	(273)	(530)	(392)
Less: Net derivative gains (losses)	215	266	(193)	(1)	(491)	(61)	(265)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	(144)	(248)	193	—	44	449	294

Total operating revenues	$26,276	$6,724	$7,364	$3,154	$7,514	$2,047	$53,079

Total expenses	$24,338	$5,622	$5,999	$2,781	$6,987	$3,032	$48,759
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	90	35	—	—	(7)	—	118
Less: Other adjustments to expenses (1)	4	(1)	50	—	478	627	1,158

Total operating expenses	$24,244	$5,588	$5,949	$2,781	$6,516	$2,405	$47,483

Year Ended December 31, 2009

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
			(In millions)

Total revenues	$23,483	$3,725	$5,486	$3,113	$4,383	$867	$41,057
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	(105)	(269)	(2,906)
Less: Net derivative gains (losses)	(1,786)	(1,426)	(421)	39	(798)	(474)	(4,866)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(27)	—	—	—	—	—	(27)
Less: Other adjustments to revenues (1)	(74)	(219)	188	—	(169)	22	(252)

Total operating revenues	$25,842	$5,903	$7,205	$3,115	$5,455	$1,588	$49,108

Total expenses	$24,165	$4,690	$6,400	$2,697	$4,868	$2,571	$45,391
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	39	(739)	—	—	—	—	(700)
Less: Other adjustments to expenses (1)	(1)	1	63	—	37	38	138

Total operating expenses	$24,127	$5,428	$6,337	$2,697	$4,831	$2,533	$45,953

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of 2010.

The improvement in the financial markets was the primary driver of the increase in operating earnings as evidenced by higher net investment income and an increase in average separate account balances, which resulted in an increase in policy fee income. Interest rate and equity market changes resulted in a decrease in variable annuity guarantee benefit costs. Partially offsetting this improvement was an increase in amortization of DAC, VOBA and DSI. The increase in operating earnings also includes the positive impact of changes in foreign currency exchange rates in 2010. This improved reported operating earnings by $38 million for 2010 compared to 2009. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $1.5 billion from the prior period. Furthermore, the 2010 period also includes one month of ALICO results, contributing $114 million to the increase in operating earnings. The current period also benefited from the dividend scale reduction in the fourth quarter of 2009. The improvement in 2010 results compared to 2009 was partially offset by a decline in residential mortgage loan production and the prior period impact of pesification in Argentina.

In addition to a $133 million increase due to the inclusion of ALICO results, net investment income increased by $792 million from higher yields and $515 million from growth in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets year over year on real estate joint ventures and other limited partnership interests, and by the effects of continued repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments, including investment grade corporate fixed maturity securities. Growth in our investment portfolio was primarily due to positive net cash flows from growth in our domestic individual and group life businesses, as well as certain international businesses; increased bank deposits, higher cash collateral balances received from our derivative counterparties, as well as the temporary investment of proceeds from the debt and common stock issuances in anticipation of the Acquisition. With the exception of the cash flows from such securities issuances, which were temporarily invested in lower yielding liquid investments, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense, including amounts reflected in policyholder benefits and claims, decreased $147 million, primarily in our domestic funding agreement business, which experienced lower average crediting rates combined with lower average account balances. Our fixed annuities business also experienced lower crediting rates. Certain crediting rates can move consistently with the underlying market indices, primarily the London Inter-Bank Offer Rate (“LIBOR”), which were lower than the prior year. The impact from the growth in our structured settlement, long-term care and disability businesses partially offset those decreases in interest credited expense.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $471 million, most notably in our Retirement Products segment. The improvement in fees is partially offset by greater DAC, VOBA and DSI amortization of $377 million. Policy fees are typically calculated as a percentage of the average assets in the separate accounts. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances. A portion of the increase in amortization was due to the impact of higher current year gross margins, a primary component in the determination of the amount of amortization for our Insurance Products segment, mostly in the closed block resulting from increased investment yields and the impact of dividend scale reductions.

There was a $59 million decrease in variable annuity guaranteed benefit costs. Costs associated with our annuity guaranteed benefit liabilities, hedge programs and reinsurance programs are impacted by equity markets and interest rate levels to varying degrees. While 2010 and 2009 both experienced equity market improvements, the improvement in 2009 was greater. Interest rate levels declined in the current year and increased in the prior year. Annuity guaranteed benefit liabilities, net of a decrease in paid claims, increased benefits by $93 million primarily from our annual unlocking of assumptions related to these liabilities. The hedge and reinsurance programs which are used to mitigate the risk associated with these guarantees produced losses in both periods, but the losses in the prior period were more significant due to the 2009 equity market recovery. The change in hedge and reinsurance program costs decreased by $152 million. These hedge and reinsurance programs, which are a key part of our risk management strategy, performed as anticipated.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in a $109 million decrease in policyholder dividends in the traditional life business in the current period.

Claims experience varied amongst our businesses with a net unfavorable impact of $153 million to operating earnings compared to the prior year. We had unfavorable claims experience in our Auto & Home segment, primarily due to increased catastrophes. Our Insurance Products segment experienced mixed claims experience with a net unfavorable impact. We experienced less favorable mortality experience in our Corporate Benefit Funding segment despite favorable experience in our structured settlements business.

A $15.2 billion decline in residential mortgage loan production resulted in a $131 million decrease in operating earnings, $32 million of which is reflected in net investment income from lower investment levels with the remainder largely attributable to a reduction in fee income. The increase in the serviced residential mortgage loan portfolio improved operating earnings by $41 million, including $23 million of costs associated with investment and growth in our banking business as discussed below.

Interest expense increased $64 million primarily as a result of the full year impact of debt issuances in 2009 and of senior notes and debt securities issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

In addition to a $269 million increase associated with the Acquisition, operating expenses increased due to the impact of a $95 million benefit recorded in the prior period related to the pesification in Argentina, as well as an $83 million increase related to the investment and growth in our international and banking businesses. In addition, the current period includes a $14 million increase in charitable contributions and $13 million of costs associated with the integration of ALICO. Offsetting these increases was a $76 million reduction in discretionary spending, such as consulting, rent and postemployment related costs. In addition, we experienced a $47 million decline in market driven expenses, primarily pension and post retirement benefit costs. Also contributing to the decrease was a $35 million reduction in real estate-related charges and $15 million of lower legal costs.

Income tax expense for the year ended December 31, 2010 was $1,181 million, or 30% of income from continuing operations before provision for income tax, compared with income tax benefit of $2,015 million, or 47% of the loss from continuing operations before benefit for income tax, for the comparable 2009 period. The Company’s 2010 and 2009 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before income tax, as well as certain foreign permanent tax differences.

The 2010 period includes $75 million of charges related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. Changes to the provision for income taxes in both periods contributed to an increase in operating earnings of $86 million for our International segment, resulting from a $34 million unfavorable impact in 2009 due to a change in assumption regarding the repatriation of earnings and a benefit of $52 million in the current year from additional permanent reinvestment of earnings, the reversal of tax provisions and favorable changes in liabilities for tax uncertainties. In addition, in 2009 we had a larger benefit of $71 million as compared to 2010 related to the utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$17,200	$17,168	$32	0.2%
Universal life and investment-type product policy fees	2,247	2,281	(34)	(1.5)%
Net investment income	6,068	5,614	454	8.1%
Other revenues	761	779	(18)	(2.3)%

Total operating revenues	26,276	25,842	434	1.7%

OPERATING EXPENSES
Policyholder benefits and dividends	19,075	19,111	(36)	(0.2)%
Interest credited to policyholder account balances	963	952	11	1.2%
Capitalization of DAC	(841)	(873)	32	3.7%
Amortization of DAC and VOBA	966	725	241	33.2%
Interest expense on debt	1	6	(5)	(83.3)%
Other expenses	4,080	4,206	(126)	(3.0)%

Total operating expenses	24,244	24,127	117	0.5%

Provision for income tax expense (benefit)	711	573	138	24.1%

Operating earnings	$1,321	$1,142	$179	15.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the global financial markets had a positive impact on net investment income, which contributed to the increase in Insurance Products’ operating earnings. In addition, we experienced overall modest revenue growth in several of our businesses despite this challenging environment. High levels of unemployment continue to depress growth across most of our group insurance businesses due to lower covered payrolls. Growth in our group life business was dampened by a decline in our non-medical health and individual life businesses. However, our dental business benefited from higher enrollment and pricing actions, partially offset by lower persistency and the loss of existing subscribers, driven by high unemployment. This business also experienced more stable utilization and benefits costs in the current year. The revenue growth from our dental business was more than offset by a decline in revenues from our disability business, mainly due to net customer cancellations, changes in benefit levels and lower covered lives. Our long-term care revenues were flat year over year, concurrent with the discontinuance of the sale of this coverage at the end of 2010. In our individual life business, the change in revenues was suppressed by the impact of a benefit recorded in the prior year related to the positive resolution of certain legal matters. Excluding this impact, the traditional life business experienced 8% growth in our open block of business. The expected run-off of our closed block more than offset this growth.

The significant components of the $179 million increase in operating earnings were an improvement in net investment income and the impact of a reduction in dividends to certain policyholders, coupled with lower expenses. These improvements were partially offset by an increase in DAC amortization, as well as net unfavorable claims experience across several of our businesses.

Higher net investment income of $295 million was due to a $202 million increase from growth in average invested assets and a $93 million increase from higher yields. Growth in the investment portfolio was attributed to an increase in net cash flows from the majority of our businesses. The increase in yields was largely due to the positive effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, structured finance securities (comprised of mortgage and asset-backed securities) and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

The increase in net investment income was partially offset by a $36 million increase in interest credited on long duration contracts, which is reflected in the change in policyholder benefits and dividends, primarily due to growth in future policyholder benefits in our long-term care and disability businesses.

Other expenses decreased by $82 million, largely due to a decrease of $40 million from the impact of market conditions on certain expenses, such as pension and post-retirement benefit costs. In addition, a decrease in information technology expenses of $29 million contributed to the improvement in operating earnings. A decrease in variable expenses, such as commissions and premium taxes, further reduced expenses by $11 million, a portion of which is offset by DAC capitalization.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in a $109 million decrease in policyholder dividends in the traditional life business in the current year.

Claims experience varied amongst Insurance Products’ businesses with a net unfavorable impact of $42 million to operating earnings. We experienced excellent mortality results in our group life business due to a decrease in severity, as well as favorable reserve refinements in the current year. In addition, an improvement in our long-term care results was driven by favorable claim experience mainly due to higher terminations and less claimants in the current year, coupled with the impact of unfavorable reserve refinements in the prior year. Our improved dental results were driven by higher enrollment and pricing actions, as well as improved claim experience in the current year. The impact of this positive experience was surpassed by solid, but less favorable mortality, in our individual life business combined with higher incidence and severity of group disability claims in the current year, and the impact of a gain from the recapture of a reinsurance arrangement in the prior year.

Higher DAC amortization of $157 million was primarily driven by the impact of higher gross margins, a primary component in the determination of the amount of amortization, mostly in the closed block resulting from increased investment yields and the impact of dividend scale reductions. In addition, the net impact of various model refinements in both the prior and current year increased DAC amortization.

Certain events reduced operating earnings, including the impact of a benefit being recorded in the prior year of $17 million related to the positive resolution of certain legal matters and an increase in current income tax expense of $27 million, resulting from an increase in our effective tax rate.

Retirement Products

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$875	$920	$(45)	(4.9)%
Universal life and investment-type product policy fees	2,234	1,712	522	30.5%
Net investment income	3,395	3,098	297	9.6%
Other revenues	220	173	47	27.2%

Total operating revenues	6,724	5,903	821	13.9%

OPERATING EXPENSES
Policyholder benefits and dividends	1,879	1,950	(71)	(3.6)%
Interest credited to policyholder account balances	1,612	1,688	(76)	(4.5)%
Capitalization of DAC	(1,067)	(1,067)	—	—%
Amortization of DAC and VOBA	724	424	300	70.8%
Interest expense on debt	3	—	3	—
Other expenses	2,437	2,433	4	0.2%

Total operating expenses	5,588	5,428	160	2.9%

Provision for income tax expense (benefit)	397	167	230	137.7%

Operating earnings	$739	$308	$431	139.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

During 2010, overall annuity sales decreased 5% compared to 2009 as declines in fixed annuity sales were partially offset by increased sales of our variable annuity products. The financial market turmoil in early 2009 resulted in extraordinarily high sales of fixed annuity products in 2009. The high sales level was not expected to continue after the financial markets returned to more stable levels. Variable annuity product sales increased primarily due to the expansion of alternative distribution channels and fewer competitors in the market place. Surrender rates for both our variable and fixed annuities remained low during the current period as we believe our customers continue to value our products compared to other alternatives in the marketplace.

Interest rate and equity market changes were the primary driver of the $431 million increase in operating earnings, with the largest impact resulting from a $370 million increase in policy fees and other revenues, a $193 million increase in net investment income, and a $59 million decrease in variable annuity guarantee benefit costs, offset by a $204 million increase in DAC, VOBA and DSI amortization and a $39 million increase in commission expense resulting from growth in annuity contract balances.

A significant increase in average separate account balances was largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $370 million, partially offset by greater DAC, VOBA and DSI amortization. Policy fees are typically calculated as a percentage of the average assets in the separate account. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Financial market improvements also resulted in the increase in net investment income of $193 million as a $291 million increase from higher yields was partially offset by a $98 million decrease from a decline in average invested assets. Yields were positively impacted by the effects of the continued repositioning of the accumulated liquidity in our investment portfolio to longer duration and higher yielding assets, including investment grade corporate fixed maturity securities. Yields were also positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. Despite positive net cash flows, a reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets and, as a result, electing to transfer funds into our separate account investment options as market conditions improved. To manage the needs of our intermediate to longer-term liabilities, our investment portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets, in order to provide additional diversification and opportunity for long-term yield enhancement.

There was a $59 million decrease in variable annuity guaranteed benefit costs in 2010 compared to 2009. Costs associated with our annuity guaranteed benefit liabilities, hedge programs and reinsurance programs are impacted by equity markets and interest rate levels to varying degrees. While the equity market improved in both 2010 and 2009, the improvement in 2009 was greater. Interest rate levels declined in the current year and increased in the prior year. Annuity guaranteed benefit liabilities, net of a decrease in paid claims, increased benefits by $93 million primarily from our annual unlocking of assumptions related to these liabilities. The hedge and reinsurance programs which are used to mitigate the risk associated with these guarantees produced losses in both periods, but the losses in the prior period were more significant due to the 2009 equity market recovery. The costs related to our hedge and reinsurance programs decreased by $152 million in 2010 compared to 2009. These hedge and reinsurance programs, which are a key part of our risk management strategy, performed as anticipated.

Interest credited expense decreased $49 million driven by lower average crediting rates on fixed annuities and higher amortization of excess interest reserve due to one large case surrender in 2010, partially offset by growth in our fixed annuity policyholder account balances.

Corporate Benefit Funding

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,938	$2,264	$(326)	(14.4)%
Universal life and investment-type product policy fees	226	176	50	28.4%
Net investment income	4,954	4,527	427	9.4%
Other revenues	246	238	8	3.4%

Total operating revenues	7,364	7,205	159	2.2%

OPERATING EXPENSES
Policyholder benefits and dividends	4,041	4,245	(204)	(4.8)%
Interest credited to policyholder account balances	1,445	1,632	(187)	(11.5)%
Capitalization of DAC	(19)	(14)	(5)	(35.7)%
Amortization of DAC and VOBA	16	15	1	6.7%
Interest expense on debt	6	3	3	100.0%
Other expenses	460	456	4	0.9%

Total operating expenses	5,949	6,337	(388)	(6.1)%

Provision for income tax expense (benefit)	495	288	207	71.9%

Operating earnings	$920	$580	$340	58.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding benefited in 2010 from strong sales of structured settlement products and continued market penetration of our pension closeout business in the U.K. However, structured settlement premiums have declined $174 million, before income tax, from 2009 reflecting extraordinary sales in the fourth quarter of 2009. While market penetration continued in our pension closeout business in the U.K. as the number of sold cases increased, the average premium has declined, resulting in a decrease in premiums of $216 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, both in the U.S. and in the U.K., which reduces our customers’ flexibility to engage in transactions such as pension closeouts. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

The $340 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower crediting rates, partially offset by the impact of prior period favorable liability refinements and less favorable mortality.

The primary driver of the $340 million increase in operating earnings was higher net investment income of $278 million, reflecting a $187 million increase from higher yields and a $91 million increase in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets on real estate joint ventures and other limited partnership interests. These improvements in yields were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. Growth in the investment portfolio is due to an increase in average policyholder account balances and growth in the securities lending program. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets in order to provide additional diversification and opportunity for long-term yield enhancement. For our short-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these short-term investments have moved consistently with the underlying market indices, primarily LIBOR and U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $122 million, primarily related to our funding agreement business as a result of lower average crediting rates combined with lower average account balances. Certain crediting rates can move consistently with the underlying market indices, primarily LIBOR, which were lower than the prior year. Interest credited expense related to the structured settlement businesses increased $40 million as a result of the increase in the average policyholder liabilities.

Mortality experience was mixed and reduced operating earnings in 2010 by $26 million. Less favorable mortality in our pension closeouts and corporate owned life insurance businesses compared to 2009 was only slightly offset by favorable mortality experience in our structured settlements business.

Liability refinements in both the current and prior year resulted in a $28 million decrease to operating earnings. These were largely offset by the impact of a charge in the 2009 period related to a refinement of a reinsurance recoverable in the small business recordkeeping business which increased operating earnings by $20 million.

Auto & Home

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,923	$2,902	$21	0.7%
Net investment income	209	180	29	16.1%
Other revenues	22	33	(11)	(33.3)%

Total operating revenues	3,154	3,115	39	1.3%

OPERATING EXPENSES
Policyholder benefits and dividends	2,021	1,932	89	4.6%
Capitalization of DAC	(448)	(435)	(13)	(3.0)%
Amortization of DAC and VOBA	439	436	3	0.7%
Other expenses	769	764	5	0.7%

Total operating expenses	2,781	2,697	84	3.1%

Provision for income tax expense (benefit)	73	96	(23)	(24.0)%

Operating earnings	$300	$322	$(22)	(6.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improving housing and automobile markets have provided opportunities that led to increased new business sales for both homeowners and auto policies in 2010. Sales of new policies increased 11% for our homeowners business and 4% for our auto business in 2010 compared to 2009. Average premium per policy also improved in 2010 over 2009 in our homeowners businesses but remained flat in our auto business.

The primary driver of the $22 million decrease in operating earnings was unfavorable claims experience, partially offset by higher net investment income and increased premiums.

Catastrophe-related losses increased by $58 million compared to 2009 due to increases in both the number and severity of storms. Current period claim costs decreased $19 million as a result of lower frequencies in both our auto and homeowners businesses; however, this was partially offset by a $13 million increase in claims due to higher severity in our homeowners business. Also contributing to the decline in operating earnings was an increase of $7 million in loss adjusting expenses, primarily related to a decrease in our unallocated loss adjusting expense liabilities at the end of 2009.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, increasing to 94.6% in 2010 from 92.3% in 2009 and the favorable change in the combined ratio, excluding catastrophes, decreasing to 88.1% in 2010 from 88.9% in 2009.

A $19 million increase in net investment income partially offset the declines in operating earnings discussed above. Net investment income was higher primarily as a result of an increase in average invested assets, including changes in allocated equity, partially offset by a decrease in yields. This portfolio is comprised primarily of high quality municipal bonds.

The increase in average premium per policy in our homeowners businesses improved operating earnings by $10 million as did an increase in exposures which improved operating earnings by $1 million. Exposures are primarily each automobile for the auto line of business and each residence for the property line of business. Also improving operating earnings, through an increase in premiums, was a $5 million reduction in reinsurance costs.

The slight increase in other expenses was more than offset by an $8 million increase in DAC capitalization, resulting primarily from increased premiums written.

In addition, a first quarter 2010 write-off of an equity interest in a mandatory state underwriting pool required by a change in legislation and a decrease in income from a retroactive reinsurance contract in run-off, both of which were recorded in other revenues, drove a $7 million decrease in operating earnings. Auto & Home also benefited from a lower effective tax rate which improved operating earnings by $8 million primarily as a result of tax free interest income representing a larger portion of pre-tax income.

International

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,447	$3,187	$1,260	39.5%
Universal life and investment-type product policy fees	1,329	1,061	268	25.3%
Net investment income	1,703	1,193	510	42.7%
Other revenues	35	14	21	150.0%

Total operating revenues	7,514	5,455	2,059	37.7%

OPERATING EXPENSES
Policyholder benefits and dividends	3,723	2,660	1,063	40.0%
Interest credited to policyholder account balances	683	581	102	17.6%
Capitalization of DAC	(968)	(630)	(338)	(53.7)%
Amortization of DAC and VOBA	537	415	122	29.4%
Interest expense on debt	3	8	(5)	(62.5)%
Other expenses	2,538	1,797	741	41.2%

Total operating expenses	6,516	4,831	1,685	34.9%

Provision for income tax expense (benefit)	206	161	45	28.0%

Operating earnings	$792	$463	$329	71.1%

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for 2010.

The improvement in the global financial markets has resulted in continued growth, with a 24% increase in sales in the current period compared to the prior period excluding the results of our Japan joint venture. Retirement and savings sales increased 30% driven by strong annuity, universal life and pension sales in Europe, Mexico, Chile, South Korea and China. In our Europe and the Middle East operations, sales of annuities and universal life products remained strong, more than doubling from the prior year, partially offset by lower pension and variable universal life sales in India due to the loss of a major distributor, as well as lower credit life sales. Our Latin America operation experienced an overall increase in sales resulting from solid growth in pension and universal life sales in Mexico and an increase in fixed annuity sales in Chile due to market recovery, slightly offset by lower bank sales in Brazil resulting from incentives offered in the prior year. Sales in our Asia Pacific operation, excluding the results of our Japan joint venture, increased primarily due to higher variable universal life sales in South Korea, slightly offset by the decline in annuity sales and strong bank channel sales in China. We have experienced lower sales in Taiwan following the announcement of the planned sale of this business. While the third party’s application for approval of the sale of our Taiwan affiliate was rejected by the Taiwan Financial Supervising Commission, the Company continues to explore strategic options with respect to this affiliate.

Reported operating earnings increased by $329 million over the prior year. The positive impact of changes in foreign currency exchange rates improved reported earnings by $38 million for 2010 compared to 2009. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $291 million, or 58%. Reported operating earnings reflect the operating results of ALICO from the Acquisition Date through November 30, 2010, which contributed $114 million to our 2010 operating earnings. As previously noted,

ALICO’s accounting year-end is November 30; therefore, International’s results for the year include one month of ALICO results.

Changes in assumptions for measuring the impact of inflation on certain inflation-indexed fixed maturity securities increased operating earnings by $124 million. Changes to the provision for income taxes in both periods contributed to an increase in operating earnings of $86 million, resulting from a $34 million unfavorable impact in 2009 from a change in assumption regarding the repatriation of earnings and a benefit $52 million in the current year from additional permanent reinvestment of earnings, the reversal of tax provisions and favorable changes in liabilities for tax uncertainties. Business growth in our Latin America operation contributed to an increase in operating earnings. Operating earnings in Mexico increased $56 million from growth in our institutional and individual businesses, partially offset by the impact of unfavorable claims experience of $26 million. Higher investment yields resulting from portfolio restructuring was the primary driver in Argentina contributing $23 million to the improvement in operating earnings. India’s results benefited by $10 million primarily due to lower expenses resulting from the loss of a major distributor and slower growth resulting from market conditions.

Partially offsetting these increases is the impact of pesification in Argentina, which favorably impacted 2009 reported earnings by $95 million. This prior period benefit was due to a liability release resulting from a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contractholders in Argentina. In addition, operating earnings in Australia were lower by $9 million, which was primarily due to a write-off of DAC attributable to a change in a product feature in the current period.

In addition to a $133 million increase due to the inclusion of ALICO results, net investment income increased $102 million from growth in average invested assets and $88 million from improved yields. Growth in average invested assets reflects growth in our businesses. Improved yields reflects the impact of increased inflation, primarily in Chile, as well as the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed fixed maturity securities. The increase in net investment income from higher inflation was offset by an increase in the related insurance liabilities due to higher inflation. Although diversification into higher yielding investments had a positive impact on yields, this was partially offset by decreased trading and other securities results driven by a stronger recovery in equity markets in 2009 compared to 2010, primarily in Hong Kong, and by a decrease in the results of our operating joint ventures. The reduction in net investment income from our trading portfolio is entirely offset by a corresponding decrease in the interest credited on the related contractholder account balances and therefore had no impact on operating earnings.

In addition to a $269 million increase associated with the Acquisition, operating expenses increased due to the impact of the pesification in Argentina noted above, as well as current period business growth in South Korea, Brazil and Mexico, which resulted in $93 million of increased commissions and compensation. These increases were partially offset by $33 million of lower commissions and business expenses in India.

Banking, Corporate & Other

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$11	$19	$(8)	(42.1)%
Net investment income	992	477	515	108.0%
Other revenues	1,044	1,092	(48)	(4.4)%

Total operating revenues	2,047	1,588	459	28.9%

OPERATING EXPENSES
Policyholder benefits and dividends	(14)	4	(18)	(450.0)%
Interest credited to bank deposits	137	163	(26)	(16.0)%
Amortization of DAC and VOBA	1	3	(2)	(66.7)%
Interest expense on debt	1,126	1,027	99	9.6%
Other expenses	1,155	1,336	(181)	(13.5)%

Total operating expenses	2,405	2,533	(128)	(5.1)%

Provision for income tax expense (benefit)	(300)	(617)	317	51.4%

Operating earnings	(58)	(328)	270	82.3%
Less: Preferred stock dividends	122	122	—	—%

Operating earnings available to common shareholders	$(180)	$(450)	$270	60.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

During 2010, mortgage refinancing activity continued to return to more moderate levels compared to the unusually high levels experienced in 2009. Consistent with these market conditions, we experienced a $15.2 billion decline in residential mortgage production during 2010, while our serviced residential mortgage loans increased $20.1 billion, which includes a $16.5 billion purchase from a FDIC receivership bank in the third quarter of 2010 and a net sale of $4.8 billion to FNMA in the second quarter of 2010. Servicing run-off of existing business slowed to 18.2% in 2010 compared with 19.6% in 2009.

The Holding Company completed four debt financings in August 2010 in anticipation of the Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes, and $250 million of floating rate senior notes. The Holding Company also issued debt securities, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the Acquisition. The Holding Company completed three debt issuances in 2009 in response to the economic crisis, issuing $397 million of floating rate senior notes in March 2009, $1.3 billion of senior notes in May 2009, and $500 million of junior subordinated debt securities in July 2009. The proceeds from these debt issuances were used for general corporate purposes.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each increased $270 million, primarily due to an increase in net investment income and a reduction in operating expenses, partially offset by a decline in mortgage banking revenues, a decrease in tax benefit and an increase in interest expense resulting from the debt issuances noted above.

Net investment income increased $335 million reflecting an increase of $189 million due to higher yields and an increase of $146 million from growth in average invested assets. Yields were positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. This was partially offset by lower fixed maturities yields which were adversely impacted by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased trading and other securities results due to a stronger recovery in equity markets in 2009 as compared to 2010. In addition, due to the lower interest rate environment in the current year, less net investment income was credited to the segments in 2010 compared to 2009. Growth in average invested assets was primarily due to an increase in bank deposits, higher cash collateral balances received from our derivative counterparties and the temporary investment of the proceeds from the debt and common stock issuances in anticipation of the Acquisition. Our investments primarily include structured finance securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation of certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement, including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading securities and equity securities.

Banking, Corporate & Other benefited in 2010 from a $76 million reduction in discretionary spending, such as consulting and postemployment related costs, a $35 million decrease in real estate-related charges and $15 million of lower legal costs. Other expenses also include a $48 million decrease in commissions as a result of the decline in residential mortgage loan production discussed below. These savings were partially offset by a $14 million increase in charitable contributions. The current year also included $44 million of internal resource costs for associates committed to the Acquisition and a $23 million increase in expenses associated with expanding the infrastructure of our banking business. Additionally, the positive resolution of certain legal matters increased operating earnings by $27 million.

The $15.2 billion decline in residential mortgage loan production resulted in a $131 million decrease in operating earnings, $32 million of which is reflected in net investment income with the remainder largely attributable to a reduction in fee income. The increase in the serviced residential mortgage loan portfolio improved operating earnings by $41 million despite the increased infrastructure expenses discussed above.

Maturing time deposits and the need for liquidity in the lower interest rate environment of 2010 resulted in a $17 million decrease in interest credited to bank deposits, despite growth of $1.7 billion in deposits.

Interest expense increased $64 million primarily as a result of the debt issuances in 2009 and the senior notes and debt securities issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

The 2010 period includes $75 million of charges related to the Health Care Act. The Federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife was initially considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. In December 2010, the Internal Revenue Service issued Notice 2011-2 which clarified that the executive compensation deduction limitation included in the Health Care Act did not apply to insurers like MetLife selling de minimis amounts of health care coverage. As a result, in the fourth quarter of 2010, we reversed $18 million of previously recorded taxes for 2010. In 2009, Banking, Corporate & Other received a larger benefit of $36 million as compared to 2010 related to the utilization of tax preferenced investments which provide tax credits and deductions.

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

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Revenues
Premiums	$26,460	$25,914	$546	2.1%
Universal life and investment-type product policy fees	5,203	5,381	(178)	(3.3)%
Net investment income	14,837	16,289	(1,452)	(8.9)%
Other revenues	2,329	1,586	743	46.8%
Net investment gains (losses)	(2,906)	(2,098)	(808)	(38.5)%
Net derivative gains (losses)	(4,866)	3,910	(8,776)	(224.5)%

Total revenues	41,057	50,982	(9,925)	(19.5)%

Expenses
Policyholder benefits and claims and policyholder dividends	29,986	29,188	798	2.7%
Interest credited to policyholder account balances	4,849	4,788	61	1.3%
Interest credited to bank deposits	163	166	(3)	(1.8)%
Capitalization of DAC	(3,019)	(3,092)	73	2.4%
Amortization of DAC and VOBA	1,307	3,489	(2,182)	(62.5)%
Interest expense on debt	1,044	1,051	(7)	(0.7)%
Other expenses	11,061	10,333	728	7.0%

Total expenses	45,391	45,923	(532)	(1.2)%

Income (loss) from continuing operations before provision for income tax	(4,334)	5,059	(9,393)	(185.7)%
Provision for income tax expense (benefit)	(2,015)	1,580	(3,595)	(227.5)%

Income (loss) from continuing operations, net of income tax	(2,319)	3,479	(5,798)	(166.7)%
Income (loss) from discontinued operations, net of income tax	41	(201)	242	120.4%

Net income (loss)	(2,278)	3,278	(5,556)	(169.5)%
Less: Net income (loss) attributable to noncontrolling interests	(32)	69	(101)	(146.4)%

Net income (loss) attributable to MetLife, Inc.	(2,246)	3,209	(5,455)	(170.0)%
Less: Preferred stock dividends	122	125	(3)	(2.4)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$(2,368)	$3,084	$(5,452)	(176.8)%

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2009, MetLife’s income (loss) from continuing operations, net of income tax decreased $5.8 billion to a loss of $2.3 billion from income of $3.5 billion in the comparable 2008 period. The year over year change was predominantly due to a $5.7 billion unfavorable change in net derivative gains (losses) to losses of $3.2 billion in 2009 from gains of $2.5 billion in 2008, and a $525 million unfavorable change in net investment gains (losses). Offsetting these unfavorable variances totaling $6.2 billion were favorable changes in adjustments related to net derivative and net investment gains (losses) of $972 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a total unfavorable variance related to net derivative and net investment gains (losses), net of related adjustments and income tax, of $5.2 billion.

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans.

These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our unique mix of products and business segments.

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

In addition to the above risk management strategies, as an integral part of our management of the investment portfolio, we use freestanding derivatives to hedge market risks including changes in interest rates, foreign currencies, credit spreads and the equity market. We also use freestanding derivatives to hedge these same risks in certain of our liabilities, including variable annuity minimum benefit guarantees. For those hedges not designated as an accounting hedge, changes in these market risks can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivative gains (losses).

The unfavorable variance in net derivative gains (losses) of $5.7 billion, from gains of $2.5 billion in 2008 to losses of $3.2 billion in 2009 was primarily driven by an unfavorable change in freestanding derivatives of $8.6 billion from gains in the prior period of $4.3 billion to losses in the current period of $4.3 billion. This unfavorable variance was partially offset by a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $2.9 billion from losses in the prior period of $1.7 billion to gains in the current period of $1.2 billion.

The $8.6 billion unfavorable variance in freestanding derivatives was primarily attributable to market factors, including rising interest rates, improving equity markets on equity options and futures, decreased equity volatility, weakening U.S. dollar, and narrowing credit spreads. Long-term and mid-term interest rates increased in the current period which caused a negative impact of $4.4 billion on our interest rate derivatives, $1.2 billion of which is attributable to hedges of variable annuity minimum benefit guarantees. Equity markets improved while equity volatility decreased in the current period, which had a net negative impact of $3.1 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. Weakening of the U.S. dollar in the current period had a negative impact of $646 million on certain foreign currency derivatives that are used to hedge foreign-denominated asset and liability exposures. Narrowing corporate credit spreads had a negative impact of $453 million on our purchased protection credit derivatives.

The variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $2.9 billion favorable change in embedded derivatives was primarily attributable to rising interest rates, improving equity market performance, a decrease in equity volatility, and weakening of the U.S. dollar, which was offset by the unfavorable change in the adjustment for nonperformance risk. Both long-term and mid-term interest rates increased in the current period which had a positive impact of $2.2 billion. Improving equity markets in the current period had a positive impact of $1.5 billion. Lower equity market volatility in the current period compared to the prior period had a positive impact of $817 million, and the weakening U.S. dollar had a positive impact of $456 million. The favorable results from these hedged risks was partially offset by an unfavorable change related to the adjustment for nonperformance risk of $3.2 billion, from gains of $1.9 billion in 2008 to losses of $1.3 billion in 2009. Gains on the freestanding derivatives that hedged these embedded derivative risks more than offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk. Finally, there was a favorable change of $1.1 billion for all other unhedged risks on the variable annuity minimum benefit guarantee liabilities.

The $525 million unfavorable change in net investment gains (losses) was primarily attributable to higher net losses on mortgage loans and other limited partnership interests. The increase in losses on mortgage loans was principally due to increases in mortgage valuation allowances resulting from weakening of the real estate market and other economic fundamentals. The increase in losses on other limited partnership interests was principally due to higher impairments on certain cost method investments which experienced a reduction in net asset values of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment.

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

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2009

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$(418)	$(628)	$(581)	$321	$(280)	$(733)	$(2,319)
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	(105)	(269)	(2,906)
Less: Net derivative gains (losses)	(1,786)	(1,426)	(421)	39	(798)	(474)	(4,866)
Less: Adjustments to continuing operations (1)	(139)	519	125	—	(206)	(16)	283
Less: Provision for income tax (expense) benefit	837	504	621	1	366	354	2,683

Operating earnings	$1,142	$308	$580	$322	$463	(328)	2,487

Less: Preferred stock dividends						122	122

Operating earnings available to common shareholders						$(450)	$2,365

Year Ended December 31, 2008

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$2,195	$539	$(256)	$275	$553	$173	$3,479
Less: Net investment gains (losses)	(1,219)	(669)	(1,682)	(89)	(91)	1,652	(2,098)
Less: Net derivative gains (losses)	2,777	1,842	(219)	(45)	260	(705)	3,910
Less: Adjustments to continuing operations (1)	(193)	(622)	82	—	52	17	(664)
Less: Provision for income tax (expense) benefit	(480)	(192)	637	46	(147)	(352)	(488)

Operating earnings	$1,310	$180	$926	$363	$479	(439)	2,819

Less: Preferred stock dividends						125	125

Operating earnings available to common shareholders						$(564)	$2,694

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2009

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$23,483	$3,725	$5,486	$3,113	$4,383	$867	$41,057
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	(105)	(269)	(2,906)
Less: Net derivative gains (losses)	(1,786)	(1,426)	(421)	39	(798)	(474)	(4,866)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(27)	—	—	—	—	—	(27)
Less: Other adjustments to revenues (1)	(74)	(219)	188	—	(169)	22	(252)

Total operating revenues	$25,842	$5,903	$7,205	$3,115	$5,455	$1,588	$49,108

Total expenses	$24,165	$4,690	$6,400	$2,697	$4,868	$2,571	$45,391
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	39	(739)	—	—	—	—	(700)
Less: Other adjustments to expenses (1)	(1)	1	63	—	37	38	138

Total operating expenses	$24,127	$5,428	$6,337	$2,697	$4,831	$2,533	$45,953

Year Ended December 31, 2008

			Corporate			Banking,
	Insurance	Retirement	Benefit	Auto &		Corporate
	Products	Products	Funding	Home	International	& Other	Total
	(In millions)

Total revenues	$26,754	$6,487	$6,700	$3,061	$6,001	$1,979	$50,982
Less: Net investment gains (losses)	(1,219)	(669)	(1,682)	(89)	(91)	1,652	(2,098)
Less: Net derivative gains (losses)	2,777	1,842	(219)	(45)	260	(705)	3,910
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	18	—	—	—	—	—	18
Less: Other adjustments to revenues (1)	(1)	(45)	53	—	69	13	89

Total operating revenues	$25,179	$5,359	$8,548	$3,195	$5,763	$1,019	$49,063

Total expenses	$23,418	$5,665	$7,119	$2,728	$5,044	$1,949	$45,923
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	262	577	—	—	—	—	839
Less: Other adjustments to expenses (1)	(52)	—	(29)	—	17	(4)	(68)

Total operating expenses	$23,208	$5,088	$7,148	$2,728	$5,027	$1,953	$45,152

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

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

The key driver of the increase in other expenses stemmed from the impact of market conditions on certain expenses, primarily pension and postretirement benefit costs, reinsurance expenses and letter of credit fees. These increases coupled with higher variable costs, such as commissions and premium taxes, some of which have been capitalized, more than offset the favorable impact of lower information technology, travel, professional services and advertising expenses, which include the impact of our enterprise-wide cost reduction and revenue enhancement initiative.

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

Insurance Products

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$17,168	$16,402	$766	4.7%
Universal life and investment-type product policy fees	2,281	2,171	110	5.1%
Net investment income	5,614	5,787	(173)	(3.0)%
Other revenues	779	819	(40)	(4.9)%

Total operating revenues	25,842	25,179	663	2.6%

OPERATING EXPENSES
Policyholder benefits and dividends	19,111	18,183	928	5.1%
Interest credited to policyholder account balances	952	930	22	2.4%
Capitalization of DAC	(873)	(849)	(24)	(2.8)%
Amortization of DAC and VOBA	725	743	(18)	(2.4)%
Interest expense on debt	6	5	1	20.0%
Other expenses	4,206	4,196	10	0.2%

Total operating expenses	24,127	23,208	919	4.0%

Provision for income tax expense (benefit)	573	661	(88)	(13.3)%

Operating earnings	$1,142	$1,310	$(168)	(12.8)%

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

Other expenses were essentially flat despite an increase of $137 million from the impact of market conditions on certain expenses, primarily pension and postretirement benefit costs. This increase was partially offset by a decrease of $85 million, predominantly from declines in information technology, travel, and professional services, including the positive impact of our enterprise-wide cost reduction and revenue enhancement initiative. A further reduction of expenses was achieved through a decrease in variable expenses, such as commissions and premium taxes of $46 million, a portion of which is offset by DAC capitalization.

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

Retirement Products

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$920	$696	$224	32.2%
Universal life and investment-type product policy fees	1,712	1,870	(158)	(8.4)%
Net investment income	3,098	2,624	474	18.1%
Other revenues	173	169	4	2.4%

Total operating revenues	5,903	5,359	544	10.2%

OPERATING EXPENSES
Policyholder benefits and dividends	1,950	1,271	679	53.4%
Interest credited to policyholder account balances	1,688	1,338	350	26.2%
Capitalization of DAC	(1,067)	(980)	(87)	(8.9)%
Amortization of DAC and VOBA	424	1,356	(932)	(68.7)%
Interest expense on debt	—	2	(2)	(100.0)%
Other expenses	2,433	2,101	332	15.8%

Total operating expenses	5,428	5,088	340	6.7%

Provision for income tax expense (benefit)	167	91	76	83.5%

Operating earnings	$308	$180	$128	71.1%

In 2009, Retirement Products benefited from a flight to quality, which contributed to a 10% improvement in combined sales of our fixed and variable products and a 28% reduction in surrenders and withdrawals. Our variable annuity sales have outpaced the industry, increasing our market share. Fixed annuity sales benefited from enhanced marketing on our income annuity with life contingency products, which increased our premium revenues by $224 million, or 32%, before income taxes. In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses. Our average PAB grew by $7.2 billion in 2009, primarily due to an increase in sales of fixed annuity products and more customers electing the fixed option on variable annuity sales. This has a favorable impact on earnings by increasing net investment income, which is somewhat offset by higher interest credited expense. Unfavorable market conditions resulted in poor investment performance, which outweighed the impact of higher variable annuity sales on our separate account balances causing the average separate account balance to remain lower than the previous year. This resulted in lower policy fees and other revenues which are based on daily asset balances in the policyholder separate accounts.

The improvement in the financial markets was the primary driver of the $128 million increase in operating earnings, with the largest impact resulting in a decrease in DAC, VOBA and DSI amortization of $655 million. The 2008 results reflected increased, or accelerated, amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined significantly in 2008, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization in 2008. Beginning in the second quarter of 2009, the market conditions began to improve and the market value of our separate account balances began to increase, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization in 2009.

Also contributing to the increase in operating earnings was an increase in net investment income of $308 million, which was primarily due to a $286 million increase from growth in average invested assets and a $22 million increase in yields. The increase in average invested assets was due to increased cash flows from the sales of fixed annuity products and more customers electing the fixed option on variable annuity sales, which were reinvested primarily in fixed maturity securities, other invested assets and mortgage loans. The increase in yields was due to moderate improvement in the equity markets in 2009 which led to an increase in yields principally for other limited partnership interests and certain other invested assets, which was partially offset by a decrease in yields on real estate joint ventures, reflecting the severe downturn in the global financial markets. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury, agency and government guaranteed fixed maturity securities and, to a lesser extent, certain other invested asset classes, including real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. As is typically the case with fixed annuity products, higher net investment income was somewhat offset by higher interest credited expense. Growth in our fixed annuity policyholder account balances increased interest credited expense by $186 million in 2009 and higher average crediting rates on fixed annuities increased interest credited expense by $27 million.

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

Other expenses increased by $216 million primarily due to an increase of $123 million from the impact of market conditions on certain expenses. These expenses are largely comprised of reinsurance costs, pension and postretirement benefit expenses, and letter of credit fees. In addition, variable expenses, such as commissions and premium taxes, increased $77 million, the majority of which have been offset by DAC capitalization. The positive impact of our enterprise-wide cost reduction and revenue enhancement initiative was reflected in lower travel, professional services and advertising expenses, but was more than offset by increases largely due to business growth.

Finally, policy fees and other revenues decreased by $100 million, mainly due to lower average separate account balances in the current year versus prior year.

Corporate Benefit Funding

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,264	$2,348	$(84)	(3.6)%
Universal life and investment-type product policy fees	176	227	(51)	(22.5)%
Net investment income	4,527	5,615	(1,088)	(19.4)%
Other revenues	238	358	(120)	(33.5)%

Total operating revenues	7,205	8,548	(1,343)	(15.7)%

OPERATING EXPENSES
Policyholder benefits and dividends	4,245	4,398	(153)	(3.5)%
Interest credited to policyholder account balances	1,632	2,297	(665)	(29.0)%
Capitalization of DAC	(14)	(18)	4	22.2%
Amortization of DAC and VOBA	15	29	(14)	(48.3)%
Interest expense on debt	3	2	1	50.0%
Other expenses	456	440	16	3.6%

Total operating expenses	6,337	7,148	(811)	(11.3)%

Provision for income tax expense (benefit)	288	474	(186)	(39.2)%

Operating earnings	$580	$926	$(346)	(37.4)%

Corporate Benefit Funding benefited in certain markets in 2009 as a flight to quality helped drive our increase in market share, especially in the structured settlement business, where we experienced a 53% increase in premiums. Our pension closeout business in the U.K .continues to expand and experienced premium growth during 2009 of almost $400 million, or 105% before income taxes. However, this growth was more than offset by a decline in our domestic pension closeout business driven by unfavorable market conditions and regulatory changes. A combination of poor equity returns and lower interest rates have contributed to pension plans being under funded, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. Our customers’ plans funded status may be affected by a variety of factors, including the ongoing phased implementation of the Pension Protection Act of 2006, a comprehensive reform of defined benefit and defined contribution plan rules. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium earned.

Market conditions also contributed to a lower demand for several of our investment-type products. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Our funding agreement products, primarily the LIBOR based contracts, experienced the most significant impact from the volatile market conditions. As companies seek greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. In addition, unfavorable market conditions continued to impact the demand for global guaranteed interest contracts, a type of funding agreement.

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

The primary driver of the $346 million decrease in operating earnings was lower net investment income of $707 million reflecting a $682 million decrease from lower yields and a $25 million increase due to growth in average invested assets. Yields were adversely impacted by the severe downturn in the global financial markets which impacted real estate joint ventures, fixed maturity securities, other invested assets and mortgage loans. In addition, income from our securities lending program decreased, primarily due to the smaller size of the program during the year. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury, agency and government guaranteed securities and, to a lesser extent, certain other invested asset classes including real estate joint ventures in order to provide additional diversification and opportunity for long-term yield enhancement. For our shorter-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these investments have moved consistent with the underlying market indices, primarily LIBOR and Treasury, on which they are based. The growth in the average invested asset base is consistent with the increase in the average policyholder account balances and liabilities.

As many of our products are interest spread-based, the lower net investment income was somewhat offset by lower net interest credited expense of $380 million. The decrease in interest credited expense is attributed to $431 million from lower crediting rates. Crediting rates have moved consistent with the underlying market indices, primarily LIBOR, on which they are based. The increase in the average policyholder account balances resulted in a $51 million increase in interest credited expense.

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

Although our other expenses only increased marginally and are not a significant driver of the decrease in operating earnings, the general themes associated with the increase are consistent with those factors discussed above in the discussion of our consolidated results of operations. Market conditions triggered an increase in our pension and postretirement benefit expenses of $26 million. In addition, variable expenses, such as commissions and premium taxes, have increased $20 million. These increases were partially offset by a decrease of $36 million, primarily in information technology, travel and professional services expenses, all of which were largely due to our enterprise-wide cost reduction and revenue enhancement initiative.

Auto & Home

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,902	$2,971	$(69)	(2.3)%
Net investment income	180	186	(6)	(3.2)%
Other revenues	33	38	(5)	(13.2)%

Total operating revenues	3,115	3,195	(80)	(2.5)%

OPERATING EXPENSES
Policyholder benefits and dividends	1,932	1,924	8	0.4%
Capitalization of DAC	(435)	(444)	9	2.0%
Amortization of DAC and VOBA	436	454	(18)	(4.0)%
Other expenses	764	794	(30)	(3.8)%

Total operating expenses	2,697	2,728	(31)	(1.1)%

Provision for income tax expense (benefit)	96	104	(8)	(7.7)%

Operating earnings	$322	$363	$(41)	(11.3)%

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

Mixed claim experience and the impact of lower exposures were the primary drivers of the $41 million decrease in operating earnings. While we had a $90 million decrease in catastrophe-related losses compared to the prior year, we also recorded $68 million less of a benefit in 2009 from favorable development of prior year non-catastrophe losses. Current year claim costs rose primarily as a result of a $29 million increase in claim frequency from both our auto and homeowners products. In addition, we had a $15 million net increase in claim severity, stemming from higher severity in our auto line of business that was partially offset by lower severity in our homeowners line of business. In 2009, we experienced a decline in insured exposures, which contributed approximately $16 million to the decrease in operating earnings. While this decrease in exposures had a positive impact on the amount of claims, it was more than offset by the negative impact on premiums. The decrease in exposures is largely attributable to slightly higher non-renewal rates, partially offset by greater sales of new policies. Also contributing to the decline in earnings was a decrease of $9 million in the average premium per policy, which is primarily due to a shift in earned exposures to lower average premium states and an increase of $10 million in loss adjustment expenses, primarily related to a decrease in unallocated loss adjusting expense liabilities at the end of 2008.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 88.9% in 2009 from 83.1% in 2008 and the unfavorable change in the combined ratio, including catastrophes, to 92.3% in 2009 from 91.2% in 2008.

A $25 million decrease in other expenses, including the net change in DAC, partially offset the declines in operating earnings discussed above. This improvement resulted from decreases in sales-related expenses and from minor fluctuations in a number of expense categories, a portion of which is due to our enterprise-wide cost reduction and revenue enhancement initiative.

Also contributing to the decrease in operating earnings was a decline in net investment income of $4 million which was primarily due to a $9 million decrease from a decline in average invested assets, partially offset by an increase of $5 million due to improved yields.

International

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3,187	$3,470	$(283)	(8.2)%
Universal life and investment-type product policy fees	1,061	1,095	(34)	(3.1)%
Net investment income	1,193	1,180	13	1.1%
Other revenues	14	18	(4)	(22.2)%

Total operating revenues	5,455	5,763	(308)	(5.3)%

OPERATING EXPENSES
Policyholder benefits and dividends	2,660	3,185	(525)	(16.5)%
Interest credited to policyholder account balances	581	171	410	239.8%
Capitalization of DAC	(630)	(798)	168	21.1%
Amortization of DAC and VOBA	415	381	34	8.9%
Interest expense on debt	8	9	(1)	(11.1)%
Other expenses	1,797	2,079	(282)	(13.6)%

Total operating expenses	4,831	5,027	(196)	(3.9)%

Provision for income tax expense (benefit)	161	257	(96)	(37.4)%

Operating earnings	$463	$479	$(16)	(3.3)%

An improvement in the global financial markets contributed to a recovery of sales in the majority of our International regions and resulted in improved investment performance in some regions during the second half of 2009. Sales in Asia Pacific were down primarily from a decrease in variable annuity sales in Japan, primarily as a result of pricing actions we took during the latter half of 2009. This decline was somewhat offset by growth in South Korea’s fixed annuities product and an increase of variable universal life sales, which are indications that markets are beginning to recover. We experienced growth in the pension, group life, and medical businesses of our Latin America region, specifically in Mexico. Our operations in Europe and the Middle East continue to have strong growth in the European variable annuity business.

The reduction in operating earnings includes the adverse impact of changes in foreign currency exchange rates in 2009 as the U.S. dollar strengthened against the various foreign currencies. This decreased operating earnings by $99 million in 2009 relative to 2008. Excluding the impact of changes in foreign currency exchange rates, operating earnings increased $83 million, or 22%, from the prior year. This increase was primarily driven by higher operating earnings of $184 million in our Asia Pacific region, while operating earnings from our Latin America and Europe and Middle East decreased by $83 million and $18 million, respectively.

Asia Pacific.  Improving financial market conditions was the primary driver of the increase in operating earnings. net investment income in the region increased by $422 million due to an increase of $278 million from improved yields on our investment portfolio, $111 million from the change in results of operating joint ventures, and $33 million from an increase in average invested assets. The increase in yields was primarily due to higher income of $277 million on the trading and other securities portfolio, stemming from equity markets experiencing some recovery in 2009. As our trading and other securities portfolio backs unit-linked policyholder liabilities, this increase in income was entirely offset by a corresponding increase in interest credited expense. The income of the Japan joint venture improved by $103 million due to favorable investment results and lower amortization of DAC and VOBA. The decrease in DAC and VOBA amortization was primarily due to an increase in the market value of the joint venture’s separate account balances, which is directly tied to the improving financial markets. A factor that determines the amount of DAC and VOBA amortization is expected future fees earned on separate account balances. Since the market value of separate account balances have increased, it is expected that future earnings on this block of business will be higher than previously anticipated. As a result, the amortization of DAC and VOBA was less in the current year.

Operating earnings in this region also benefited from higher surrender charges of $16 million. Difficult economic conditions in South Korea during the first half of the year resulted in a higher level of surrenders. Growth in our Japan reinsurance business and an increase in reinsurance rates contributed $21 million to the increase in operating earnings. In addition, the favorable impact of a reduction in the liability for our variable annuity guarantees contributed $22 million to operating earnings. The change in the liability was primarily due to an increase in separate account balances in the Japan joint venture. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize DAC. Because separate account balances have had positive returns relative to the prior year, current estimates of future benefits are lower than that previously projected which resulted in a decrease in this liability in the current period. Partially offsetting these increases, higher DAC amortization of $49 million resulted from business growth and favorable investment results.

Latin America.  The decrease in operating earnings was primarily driven by lower net investment income. Net investment income decreased by $297 million due to a decrease of $383 million from lower yields, partially offset by an increase of $86 million due to an increase in average invested assets. The decrease in yields was due, in part, to the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed fixed maturity securities. This decrease was partially offset by a reduction of $221 million in the related insurance liability primarily due to lower inflation. The increase in net investment income attributable to an increase in average invested assets was primarily due to business growth and, as such, was largely offset by increases in policyholder benefits and interest credited expense.

Higher claims experience in Mexico resulted in a $45 million decline in operating earnings. The nationalization and reform of the pension business in Argentina impacted both years earnings, resulting in a net $36 million decline in operating earnings. In addition, operating earnings decreased due to a net income tax increase of $8 million in Mexico, resulting from a change in assumption regarding the repatriation of earnings, partially offset by the favorable impact of a lower effective tax rate in 2009.

Partially offsetting these decreases in operating earnings was the combination of growth in Mexico’s individual and institutional businesses and higher premium rates in its institutional business, which increased operating earnings by $51 million. Pesification in Argentina impacted both the current year and prior year earnings, resulting in a net $73 million increase in operating earnings. This benefit was largely due to a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contract holders in Argentina resulting in a liability release. Lower expenses of $8 million resulted primarily from the impact of operational efficiencies achieved through our enterprise-wide cost reduction and revenue enhancement initiative.

Europe and Middle East.  The impact of foreign currency transaction gains and a tax benefit, both of which occurred in the prior year, contributed $12 million to the decline in operating earnings. Our investment of $9 million in our distribution capability and growth initiatives in 2009 also reduced operating earnings. There was an increase in net investment income of $76 million, which was due to an increase of $65 million from an improvement in yields and $11 million from an increase in average invested assets. The increase in yields was primarily due to favorable results on the trading and other securities portfolio, stemming from the equity markets experiencing some recovery in 2009. As our trading and other securities portfolio backs unit-linked policyholder liabilities, the trading and other securities portfolio results were entirely offset by a corresponding increase in interest credited expense. The increase in net investment income attributable to an increase in average invested assets was primarily due to business growth and was largely offset by increases in policyholder benefits and interest credited expense, also due to business growth.

Banking, Corporate & Other

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$19	$27	$(8)	(29.6)%
Net investment income	477	808	(331)	(41.0)%
Other revenues	1,092	184	908	493.5%

Total operating revenues	1,588	1,019	569	55.8%

OPERATING EXPENSES
Policyholder benefits and dividends	4	46	(42)	(91.3)%
Interest credited to policyholder account balances	—	7	(7)	(100.0)%
Interest credited to bank deposits	163	166	(3)	(1.8)%
Capitalization of DAC	—	(3)	3	100.0%
Amortization of DAC and VOBA	3	5	(2)	(40.0)%
Interest expense on debt	1,027	1,033	(6)	(0.6)%
Other expenses	1,336	699	637	91.1%

Total operating expenses	2,533	1,953	580	29.7%

Provision for income tax expense (benefit)	(617)	(495)	(122)	(24.6)%

Operating earnings	(328)	(439)	111	25.3%
Less: Preferred stock dividends	122	125	(3)	(2.4)%

Operating earnings available to common shareholders	$(450)	$(564)	$114	20.2%

Banking, Corporate & Other recognized the full year impact of our forward and reverse residential mortgage platform acquisitions, a strong residential mortgage refinance market, healthy growth in the reverse mortgage arena, and a favorable interest spread environment. Our forward and reverse residential mortgage production of $37.4 billion in 2009 was up 484% compared to 2008 production. The increase in mortgage production drove higher investments in residential mortgage loans held-for-sale and MSRs. At December 31, 2009, our residential mortgage loans servicing portfolio was $64.1 billion comprised of agency (FNMA, FHLMC, and GNMA) portfolios. Transaction and time deposits, which provide a relatively stable source of funding and liquidity and are used to fund loans and fixed income securities purchases, grew 48% in 2009 to $10.2 billion. Borrowings decreased 10% in 2009 to $2.4 billion. During 2009, we participated in the Federal Reserve Bank of New York Term Auction Facility, which provided short term liquidity with low funding costs.

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

Excluding a $68 million increase from MetLife Bank, net investment income decreased $283 million, which was primarily due a decrease of $287 million due to lower yields, partially offset by an increase of $4 million due to an increase in average invested assets. Consistent with the consolidated results of operations discussion above, yields were adversely impacted by the severe downturn in the global financial markets, which primarily impacted fixed maturity securities and real estate joint ventures. The increased average invested asset base was due to cash flows from debt issuances during 2009. Our investments primarily include structured finance securities, investment grade corporate fixed maturity securities, U.S. Treasury, agency and government guaranteed fixed maturity securities and mortgage loans. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation of certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures and equity securities.

After excluding the impact of a $394 million increase from MetLife Bank, other expenses increased by $20 million. Deferred compensation costs, which are tied to equity market performance, were higher due to a significant market rebound. We also had an increase in costs associated with the implementation of our enterprise-wide cost reduction and revenue enhancement initiative. These increases were partially offset by lower postemployment related costs and corporate-related expenses, specifically legal costs. Legal costs were lower largely due to the prior year commutation of asbestos policies. In addition, interest expense declined slightly as a result of rate reductions on variable rate collateral financing arrangements offset by debt issuances in 2009 and 2008.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Inflation in the U.S. has remained contained and been in a general downward trend for an extended period. However, in light of recent and ongoing aggressive fiscal and monetary stimulus measures by the U.S. federal government and foreign governments, it is possible that inflation could increase in the future. Globally, inflation trends can vary by region and between developed and emerging markets. The Japanese economy, to which we face increased exposure as a result of the Acquisition, continues to experience low nominal growth and a deflationary environment. As the global economy improves, inflation trends are increasing in other regions, particularly in emerging markets like China and India. In the more developed Eurozone countries, inflation rates, while not as high, have trended upward at a greater pace than in the U.S.

An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs can not be passed through in our product prices. Inflation could also lead to increased costs for losses and loss adjustment expenses in certain of our businesses, which could require us to adjust our pricing to reflect our expectations for future inflation. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

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

Current Environment.  The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and is expected to remain at low levels for some time. Some economists believe that some level of disinflation and deflation risk remains in the U.S. economy.

Although the disruption in the global financial markets has moderated, not all such markets are functioning normally, and some remain reliant upon government intervention and liquidity. The global recession and disruption of the financial markets has also led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. The Japanese economy, to which we face increased exposure to as a result of the Acquisition, continues to experience low nominal growth, a deflationary environment, and weak consumer spending. See “— Industry Trends.” See also “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — Summary” in Note 3 of the Notes to Consolidated Financial Statements for information about exposure to sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain.

During the year ended December 31, 2010, the net unrealized loss position on fixed maturity and equity securities improved from a net unrealized loss of $2.2 billion at December 31, 2009 to a net unrealized gain of $7.3 billion at December 31, 2010, as a result of a decrease in interest rates, and to a lesser extent, a decrease in credit spreads.

Investment Outlook.  Recovering private equity markets and stabilizing credit and real estate markets during 2010 had a positive impact on returns and net investment income on private equity funds, hedge funds and real estate funds, which are included within other limited partnership interests and real estate and real estate joint venture portfolios. Although the disruption in the global financial markets has moderated, if there is a resumption of significant disruption, it could adversely impact returns and net investment income on these alternative investment classes. Net cash flows arising from our business and our investment portfolio will be reinvested in a prudent manner and according to our ALM discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

Composition of Investment Portfolio and Investment Portfolio Results

The following yield table presents the investment income, investment portfolio gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as investment income and investment portfolio gains (losses) for the investment portfolio as a whole. The yield table also presents gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities:

	At and for the Years Ended December 31,
	2010	2009	2008
	(In millions)

Fixed Maturity Securities:
Yield (1)	5.53%	5.77%	6.40%
Investment income (2), (3), (4)	$12,650	$11,899	$12,403
Investment gains (losses) (3)	$(255)	$(1,663)	$(1,953)
Ending carrying value (2), (3)	$327,878	$230,026	$189,197
Mortgage Loans:
Yield (1)	5.51%	5.38%	6.08%
Investment income (3), (4)	$2,823	$2,735	$2,774
Investment gains (losses) (3)	$22	$(442)	$(136)
Ending carrying value (3)	$55,536	$50,909	$51,364
Real Estate and Real Estate Joint Ventures:
Yield (1)	1.10%	(7.47)%	2.98%
Investment income	$77	$(541)	$217
Investment gains (losses)	$(40)	$(156)	$(9)
Ending carrying value	$8,030	$6,896	$7,586
Policy Loans:
Yield (1)	6.37%	6.54%	6.22%
Investment income	$657	$648	$601
Ending carrying value	$11,914	$10,061	$9,802
Equity Securities:
Yield (1)	4.39%	5.12%	5.25%
Investment income	$128	$175	$249
Investment gains (losses)	$104	$(399)	$(253)
Ending carrying value	$3,606	$3,084	$3,197
Other Limited Partnership Interests:
Yield (1)	14.99%	3.22%	(2.77)%
Investment income	$879	$173	$(170)
Investment gains (losses)	$(18)	$(356)	$(140)
Ending carrying value	$6,416	$5,508	$6,039
Cash and Short-Term Investments:
Yield (1)	0.46%	0.44%	1.62%
Investment income	$81	$94	$307
Investment gains (losses)	$2	$6	$3
Ending carrying value (3)	$22,394	$18,486	$38,085
Other Invested Assets: (5)
Investment income	$491	$339	$279
Investment gains (losses)	$(8)	$(32)	$313
Ending carrying value	$15,430	$12,709	$17,248
Total Investments:
Gross investment income yield (1)	5.29%	4.90%	5.68%
Investment fees and expenses yield	(0.14)	(0.14)	(0.16)

Investment Income Yield (3)	5.15%	4.76%	5.52%

Gross investment income	$17,786	$15,522	$16,660
Investment fees and expenses	(465)	(433)	(460)

Investment Income (3), (6)	$17,321	$15,089	$16,200

Ending Carrying Value (3)	$451,204	$337,679	$322,518

Gross investment gains (3)	$1,200	$1,232	$1,802
Gross investment losses (3)	(848)	(1,429)	(1,935)
Writedowns	(545)	(2,845)	(2,042)

Investment Portfolio Gains (Losses) (3), (6)	$(193)	$(3,042)	$(2,175)
Investment portfolio gains (losses) income tax (expense) benefit	53	1,121	795

Investment Portfolio Gains (Losses), Net of Income Tax	$(140)	$(1,921)	$(1,380)

Derivative Gains (Losses) (6)	$(614)	$(5,106)	$3,782
Derivative gains (losses) income tax (expense) benefit	$160	$1,803	$(1,438)

Derivative Gains (Losses), Net of Income Tax	$(454)	$(3,303)	$2,344

As described in the footnotes below, the yield table reflects certain differences from the presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations, including the exclusion of contractholder-directed unit-linked investments classified within trading and other securities, as the contractholder, not the Company, directs the investment of the funds; and the exclusion of the effects of consolidating under GAAP certain VIEs that are consolidated securitization entities (“CSEs”). We believe this yield table presentation is consistent with how we measure our investment performance for management purposes enhances understanding.

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), collateral received from counterparties associated with our securities lending program, the effects of consolidating under GAAP certain VIEs that are treated as CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments. Yields also exclude investment income recognized on mortgage loans and securities held by CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments.

(2)	Fixed maturity securities include $594 million, $2,384 million and $946 million at estimated fair value of trading and other securities at December 31, 2010, 2009 and 2008, respectively. Fixed maturity securities include $234 million, $400 million and ($193) million of investment income related to trading and other securities for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	(a) Fixed maturity securities ending carrying values as presented herein, exclude (i) contractholder-directed unit-linked investments — reported within trading and other securities of $17,794 million, and (ii) securities held by CSEs that are consolidated under GAAP — reported within trading and other securities of $201 million at December 31, 2010. Net investment income as presented herein, excludes investment income on contractholder-directed unit-linked investments — reported within trading and other securities effective October 1, 2010 as shown in footnote (6) to this yield table.

(b) Ending carrying values, investment income and investment gains (losses) as presented herein, exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. The adjustment to investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the FVO. The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the FVO.

	At or for the Year Ended December 31, 2010
		Impact of Excluding	Total — With all
	As Reported in the	Trading and Other	Trading and Other
	Yield Table	Securities and CSEs	Securities and CSEs
	(In millions)

Trading and Other Securities (included within Fixed Maturity Securities):
Ending carrying value	$594	$17,995	$18,589
Investment income	$234	$226	$460
Investment gains (losses)	$—	$(30)	$(30)
Mortgage Loans:
Ending carrying value	$55,536	$6,840	$62,376
Investment income	$2,823	$396	$3,219
Investment gains (losses)	$22	$36	$58
Cash and Short-Term Investments:
Ending carrying value	$22,394	$39	$22,433
Total Investments:
Ending carrying value	$451,204	$24,874	$476,078

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Consolidated Financial Statements. As yield is not considered a meaningful measure of performance for other invested assets, it has been excluded from the yield table.

(6)	Investment income, investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP consolidated statements of operations due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), and interest credited to PABs and to exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment income — in the above yield table	$17,321	$15,089	$16,200
Real estate discontinued operations — deduct from net investment income	10	(8)	(11)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from net investment income, add to net derivative gains (losses)	(208)	(88)	(5)
Equity method operating joint ventures — add to net investment income, deduct from net derivative gains (losses)	(130)	(156)	105
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	211	—	—
Incremental net investment income from CSEs— add to net investment income	411	—	—

Net investment income — GAAP consolidated statements of operations	$17,615	$14,837	$16,289

Investment portfolio gains (losses) — in the above yield table	$(193)	$(3,042)	$(2,175)
Real estate discontinued operations — deduct from net investment gains (losses)	(14)	(8)	(8)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	6	—	—
Purchased credit default swaps that offset losses incurred on certain fixed maturity securities — deduct from net investment gains (losses)	—	—	(183)
Other gains (losses) — add to net investment gains (losses)	(191)	144	268

Net investment gains (losses) — GAAP consolidated statements of operations	$(392)	$(2,906)	$(2,098)

Derivative gains (losses) — in the above yield table	$(614)	$(5,106)	$3,782

Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from net investment income	208	88	5
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to PABs	11	(4)	45
Purchased credit default swaps that offset losses incurred on certain fixed maturity securities — add to net derivative gains (losses)	—	—	183
Equity method operating joint ventures — add to net investment income, deduct from net derivative gains (losses)	130	156	(105)

Net derivative gains (losses) — GAAP consolidated statements of operations	$(265)	$(4,866)	$3,910

See “— Results of Operations — Year Ended December 31, 2010 compared with the Year Ended December 31, 2009 and Year Ended December 31, 2009 compared with the Year Ended December 31, 2008,” for an analysis of the year over year changes in net investment income and net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $327.3 billion and $227.6 billion, or 69% and 67% of total cash and invested assets at estimated fair value, at December 31, 2010 and 2009, respectively. Publicly-traded fixed maturity securities represented $286.5 billion and $191.4 billion, or 88% and 84% of total fixed maturity securities at estimated fair value, at December 31, 2010 and 2009, respectively. Privately placed fixed maturity securities represented $40.8 billion and $36.2 billion, or 12% and 16% of total fixed maturity securities at estimated fair value, at December 31, 2010 and 2009, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.6 billion and $3.1 billion, or 0.8% and 0.9% of total cash and invested assets at estimated fair value, at December 31, 2010 and 2009, respectively. Publicly-traded equity securities represented $2.3 billion and $2.1 billion, or 64% and 68% of total equity securities at estimated fair value, at December 31, 2010 and 2009, respectively. Privately-held equity securities represented $1.3 billion and $1.0 billion, or 36% and 32% of total equity securities at estimated fair value, at December 31, 2010 and 2009, respectively.

Valuation of Securities.  We are responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading and other securities, as well as short-term securities is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. We review our valuation methodologies on an ongoing basis and ensure that any changes to valuation methodologies are justified. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity and ongoing confirmation that independent pricing services use, wherever possible, market-based parameters for valuation. We determine the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company also follows a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Such overrides are classified as Level 3. Despite the credit events prevalent since the second half of 2007 described above, including market dislocation, volatility in valuation of certain investments, and reduced levels of liquidity, which has since moderated but is still present in certain portions of the global financial markets and in certain asset sectors, our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non-performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. Our estimates of liquidity and non-performance risks are generally based on available market evidence and on what other market participants would use. In the absence of such evidence, management’s best estimate is used. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol and pricing overrides were not material. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, we will review the estimated fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the fair value hierarchy. Security prices which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3. Even some of our very high quality invested assets have been more illiquid for periods of time as a result of the market conditions described above.

For privately placed fixed maturity securities, the Company determines the estimated fair value generally through matrix pricing, discounted cash flow techniques or from independent pricing services after assessing that the observability of inputs used can be corroborated with observable market data. The discounted cash flow valuations rely upon the estimated future cash flows of the security, credit spreads of comparable public securities and secondary transactions, as well as taking into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities.

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2 or 3 based on the priority of the inputs to the respective valuation methodologies. Certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities, residential mortgage-backed securities (“RMBS”), principally to-be-announced securities, exchange-traded common stock and mutual fund interests, registered mutual fund interests priced using daily net asset value provided by fund managers included within trading and other securities, certain other securities classified as trading and other securities which are similar to the above described fixed maturity and equity securities and certain short-term money market securities, including U.S. Treasury bills, have been classified into Level 1 because of high volumes of trading activity and narrow bid/ask spreads. Most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities and certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs have been classified within Level 2. Distressed privately placed fixed maturity securities have been classified within Level 3. Below investment grade privately placed fixed maturity securities and less liquid securities with very limited trading activity where estimated fair values are determined by independent pricing services or by independent non-binding broker quotations that use unobservable inputs or cannot be derived principally from or corroborated by observable market data, are classified as Level 3. Use of independent non-binding broker quotations generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop these price estimates causing them to be considered Level 3.

Effective April 1, 2009, the Company adopted accounting guidance that clarified existing guidance regarding (1) estimating the estimated fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. The

Company’s valuation policies as described above and in “— Summary of Critical Accounting Estimates — Estimated Fair Values of Investments” already incorporated the key concepts from this additional guidance, accordingly, this guidance results in no material changes in our valuation policies. At April 1, 2009 and at each subsequent quarterly period in 2009 and 2010, we evaluated the markets that our fixed maturity and equity securities trade in and in our judgment, despite the increased illiquidity discussed above, believe none of these fixed maturity and equity securities trading markets should be characterized as distressed and disorderly. We will continue to re-evaluate and monitor such fixed maturity and equity securities trading markets on an ongoing basis.

Fair Value Hierarchy.  Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	December 31, 2010
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$15,025	4.6%	$832	23.1%

Level 2:
Independent pricing source	257,625	78.7	616	17.1
Internal matrix pricing or discounted cash flow techniques	31,839	9.8	985	27.3

Significant other observable inputs	289,464	88.5	1,601	44.4

Level 3:
Independent pricing source	10,481	3.2	1,011	28.0
Internal matrix pricing or discounted cash flow techniques	9,872	3.0	149	4.1
Independent broker quotations	2,442	0.7	13	0.4

Significant unobservable inputs	22,795	6.9	1,173	32.5

Total estimated fair value	$327,284	100.0%	$3,606	100.0%

	December 31, 2010
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
		(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$85,419	$7,149	$92,568
Foreign corporate securities	—	62,401	5,777	68,178
Residential mortgage-backed securities	274	43,037	1,422	44,733
Foreign government securities	149	40,092	3,159	43,400
U.S. Treasury, agency and government guaranteed securities	14,602	18,623	79	33,304
Commercial mortgage-backed securities (“CMBS”)	—	19,664	1,011	20,675
Asset-backed securities	—	10,142	4,148	14,290
State and political subdivision securities	—	10,083	46	10,129
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	$15,025	$289,464	$22,795	$327,284

Equity Securities:
Common stock	$832	$1,094	$268	$2,194
Non-redeemable preferred stock	—	507	905	1,412

Total equity securities	$832	$1,601	$1,173	$3,606

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2010 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (84%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and foreign government securities.

•	Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan RMBS and less liquid prime RMBS, certain below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the year ended December 31, 2010, Level 3 fixed maturity securities increased by $371 million, or 2%, excluding the impact of the Acquisition, and $5,605 million, or 33%, including the impact of the Acquisition. The Level 3 fixed maturity securities acquired from ALICO of $5,435 million have been included in purchases, sales, issuances and settlements in the table below. The increase was driven by net purchases in excess of sales and increases in estimated fair value recognized in other comprehensive income (loss). Net purchases in excess of sales of fixed maturity securities were concentrated in foreign government and ABS. The increase in estimated fair value in fixed maturity securities was concentrated in U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving or stabilizing market conditions including an improvement in liquidity coupled with the effect of decreased interest rates on such securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Year Ended December 31, 2010
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, beginning of year	$17,190	$1,240
Total realized/unrealized gains (losses) included in:
Earnings	(39)	51
Other comprehensive income (loss)	1,072	19
Purchases, sales, issuances and settlements (1)	4,519	(122)
Transfers into and/or out of Level 3	53	(15)

Balance, end of year	$22,795	$1,173

(1)	Includes securities acquired from ALICO of $5,435 million for fixed maturity securities and $68 million for equity securities.

An analysis of transfers into and/or out of Level 3 for the year ended December 31, 2010 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of ($2) million and other comprehensive income (loss) of $19 million respectively, were incurred for transfers subsequent to their transfer to Level 3, for the year ended December 31, 2010.

•	Net transfers into and/or out of Level 3 for fixed maturity securities were $53 million for the year ended December 31, 2010, and were comprised of transfers in of $1,736 million and transfers out of ($1,683) million, respectively.

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 assets and liabilities for the year ended December 31, 2010 are summarized below.

•	During the year ended December 31, 2010, fixed maturity securities transfers into Level 3 of $1,736 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain private placements included in U.S. and foreign corporate securities and certain CMBS.

•	During the year ended December 31, 2010, fixed maturity securities transfers out of Level 3 of ($1,683) million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, RMBS and ABS.

See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above.

See “— Fair Value — Assets and Liabilities Measured at Fair Value — Recurring Fair Value Measurements — Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” in Note 5 for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no rating is available from the NAIC, then as permitted by the NAIC, an internally developed rating is used. The NAIC ratings are generally similar to the credit quality designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s Investors Service (“Moody’s”) or rated “BBB” or better by S&P and Fitch Ratings (“Fitch”)) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

The NAIC adopted revised rating methodologies for non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, that became effective December 31, 2009 and for CMBS and all other ABS that became effective December 31, 2010. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

The three tables below present fixed maturity securities based on rating agency designations and equivalent designations of the NAIC, with the exception of certain structured securities held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by the Company’s insurance subsidiaries that file NAIC statutory financial statements are presented based on final ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1) amounts and percentages presented herein are based on the revised NAIC methodologies described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above.

The following three tables present information about the Company’s fixed maturity securities holdings by NAIC credit quality ratings. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organizations list, including Moody’s, S&P, Fitch and Realpoint, LLC. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented using final ratings from the revised NAIC rating methodologies as described above, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		December 31,
		2010			2009
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation:	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$228,875	$233,540	71.4%	$151,391	$151,136	66.4%
2	Baa	65,550	68,858	21.0	55,508	56,305	24.7
3	Ba	15,335	15,294	4.7	13,184	12,003	5.3
4	B	8,752	8,316	2.5	7,474	6,461	2.9
5	Caa and lower	1,343	1,146	0.4	1,809	1,425	0.6
6	In or near default	153	130	—	343	312	0.1

	Total fixed maturity securities	$320,008	$327,284	100.0%	$229,709	$227,642	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at December 31, 2010 and 2009:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2010
NAIC Rating	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$46,754	$34,326	$7,635	$3,460	$353	$40	$92,568
Foreign corporate securities	39,652	24,414	2,476	1,454	173	9	68,178
RMBS (1)	38,984	1,109	2,271	1,993	331	45	44,733
Foreign government securities	32,957	7,184	2,179	1,080	—	—	43,400
U.S. Treasury, agency and government guaranteed securities	33,304	—	—	—	—	—	33,304
CMBS (1)	19,385	665	363	205	56	1	20,675
ABS (1)	13,136	435	338	120	226	35	14,290
State and political subdivision securities	9,368	722	32	—	7	—	10,129
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$233,540	$68,858	$15,294	$8,316	$1,146	$130	$327,284

Percentage of total	71.4%	21.0%	4.7%	2.5%	0.4%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2009
NAIC Rating	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$31,848	$30,266	$6,319	$2,965	$616	$173	$72,187
Foreign corporate securities	16,678	17,393	2,067	1,530	281	81	38,030
RMBS (1)	38,464	1,563	2,260	1,391	339	3	44,020
Foreign government securities	5,786	4,841	890	415	—	15	11,947
U.S. Treasury, agency and government guaranteed securities	25,447	—	—	—	—	—	25,447
CMBS	15,000	434	152	22	14	—	15,622
ABS	11,573	1,033	275	124	117	40	13,162
State and political subdivision securities	6,337	765	40	8	58	—	7,208
Other fixed maturity securities	3	10	—	6	—	—	19

Total fixed maturity securities	$151,136	$56,305	$12,003	$6,461	$1,425	$312	$227,642

Percentage of total	66.4%	24.7%	5.3%	2.9%	0.6%	0.1%	100.0%

(1)	Presented using the final rating from revised NAIC rating methodologies.

Fixed Maturity and Equity Securities Available-for-Sale.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Consolidated Financial Statements for tables summarizing the cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of fixed maturity and equity securities on a sector basis, and selected information about certain fixed maturity securities held by the Company that were below investment grade or non-rated, non-income producing, credit enhanced by financial guarantor insurers — by sector, and the ratings of the financial guarantor insurers providing the credit enhancement at December 31, 2010 and 2009.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any significant concentrations of credit risk in its equity securities portfolio of any single issuer greater than 10% of the Company’s equity, or 1% of total investments, at December 31, 2010 and 2009.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  See “Investments— Fixed Maturity Securities Available-for-Sale Concentrations” in Note 3 of the Notes to the Consolidated Financial Statements for a summary of the concentrations of credit risk related to fixed maturity securities holdings.

Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of the total investments. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities” in Note 3 of the Notes to the Consolidated Financial Statements for the tables that present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at December 31, 2010 and 2009.

Structured Securities.  The following table presents the types of structured securities and portion rated Aaa/AAA and portion rated NAIC 1 at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

RMBS	$44,733	56.1%	$44,020	60.5%
CMBS	20,675	26.0	15,622	21.4
ABS	14,290	17.9	13,162	18.1

Total structured securities	$79,698	100.0%	$72,804	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$36,085	80.7%	$35,626	80.9%
RMBS rated NAIC 1	$38,984	87.1%	$38,464	87.4%
CMBS rated Aaa/AAA	$16,901	81.7%	$13,355	85.5%
CMBS rated NAIC 1	$19,385	93.7%	$15,000	96.0%
ABS rated Aaa/AAA	$10,411	72.9%	$9,354	71.1%
ABS rated NAIC 1	$13,136	91.9%	$11,573	87.9%

RMBS.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to the Consolidated Financial Statements for the tables that present the Company’s RMBS holdings by security type and risk profile at December 31, 2010 and 2009.

The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at December 31, 2010 and 2009, as presented above. The majority of the agency RMBS held by the Company was guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS includes prime and alternative residential mortgage loans (“Alt-A”) RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC Alt-A RMBS involve the pooling of previous issues of Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization. The Company’s holdings are in senior tranches with significant credit enhancement.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At December 31, 2010 and 2009, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 85% and 90% at December 31, 2010 and 2009, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in Note 3 of the Notes to Consolidated Financial Statements for a table that presents the estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, portion rated NAIC 1 by the NAIC, and portion of holdings that are backed by fixed rate collateral or hybrid ARM collateral at December 31, 2010 and 2009. The Company’s holdings of Re-REMIC Alt-A RMBS reported within Alt-A RMBS were all rated NAIC 1 and were $703 million and $782 million at estimated fair value at December 31, 2010 and 2009, respectively.

RMBS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s exposure to RMBS, including Alt-A RMBS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as a result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, in the second quarter of 2010, market conditions continued to improve and interest rates continue to decrease, causing our portfolio to be in a net unrealized gain position of 2% of amortized cost at December 31, 2010.

CMBS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s exposure to CMBS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

The Company’s holdings in CMBS were $20.7 billion and $15.6 billion, at estimated fair value at December 31, 2010 and 2009, respectively. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS” in Note 3 of the Notes to the Consolidated Financial Statements for tables that present the amortized cost and estimated fair value, rating agency designation by Moody’s, S&P, Fitch or Realpoint, LLC and holdings by vintage year of such securities held by the Company at December 31, 2010 and 2009. The Company had no exposure to CMBS index securities at December 31, 2010 or 2009. The Company’s holdings of commercial real estate collateralized debt obligations securities were $138 million and $111 million at estimated fair value at December 31, 2010 and 2009, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 26% and 28% at December 31, 2010 and 2009, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s ABS by collateral type, portion rated Aaa/AAA, portion rated NAIC 1, and portion credit enhanced held by the Company at December 31, 2010 and 2009.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime mortgage loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in 2010, market conditions improved, credit spreads narrowed on mortgage-backed and asset-backed securities and net unrealized losses on ABS backed by sub-prime mortgage loans decreased from 36% to 22% of amortized cost from December 31, 2009 to December 31, 2010.

ABS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s ABS, including sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

See “Investments— Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Consolidated Financial Statements for tables that present the Company’s holdings of ABS supported by sub-prime mortgage loans by rating agency designation and by vintage year and by NAIC rating at December 31, 2010 and 2009.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,119 million and $1,044 million and unrealized losses of $317 million and $593 million at December 31, 2010 and 2009, respectively. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. Approximately 61% of this portfolio was rated Aa or better, of which 91% was in vintage year 2005 and prior at December 31, 2009. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,119 million and $1,044 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at December 31, 2010 and 2009, respectively.

ABS also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $18 million with an estimated fair value of $17 million at December 31, 2010 and an aggregate cost of $22 million with an estimated fair value of $8 million at December 31, 2009.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

See “Investments — Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment” in Note 3 of the Notes to the Consolidated Financial Statements for a discussion of the regular evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired, new OTTI guidance adopted in 2009 and factors considered by security classification in the regular OTTI evaluation.

See “— Summary of Critical Accounting Estimates.”

Net Unrealized Investment Gains (Losses)

See “Investments — Net Unrealized Investment Gains (Losses)” in Note 3 of the Notes to the Consolidated Financial Statements for the components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) and the changes in net unrealized investment gains (losses) at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, respectively.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss) of ($601) million at December 31, 2010, includes ($859) million recognized prior to January 1, 2010, ($212) million (($202) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2010, $16 million transferred to retained earnings in connection with the adoption of guidance related to the consolidation of VIEs (see Note 1 of the Notes to the Consolidated Financial Statements) for the year ended December 31, 2010, $137 million related to securities sold for the year ended December 31, 2010, for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss) and $317 million of subsequent increases in estimated fair value during the year ended December 31, 2010, on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss) of ($859) million at December 31, 2009, includes ($126) million related to the transition adjustment recorded in 2009 upon the adoption of guidance on the recognition and presentation of OTTI, ($939) million (($857) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements), $20 million related to securities sold during the year ended December 31, 2009 for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $186 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments— Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Consolidated Financial Statements for the tables that present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at December 31, 2010, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at December 31, 2010 and 2009.

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

See “Investments — Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Consolidated Financial Statements for the tables that present the concentration by sector and industry of the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss of $6.9 billion and $10.8 billion at December 31, 2010 and 2009, respectively.

Evaluating Temporarily Impaired Available-for-Sale Securities

See “Investments— Fixed Maturity and Equity Securities Available-for-Sale — Evaluating Temporarily Impaired Available-for-Sale Securities” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s fixed maturity and equity securities each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at December 31, 2010 and 2009.

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.5 billion during the year ended December 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2010 was primarily attributable to a decrease in interest rates and narrowing of credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Evaluating Temporarily Impaired Available-for-Sale Securities” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2010.

In connection with the equity securities impairment review process at December 31, 2010, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., for 12 months or greater).

Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTI may be incurred in upcoming quarters.

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

Effective April 1, 2009, the Company adopted guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Investment Gains (Losses)” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) for the years ended December 31, 2010, 2009 and 2008, respectively.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $484 million, $1.9 billion and $1.7 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Impairments of fixed maturity securities were $470 million, $1.5 billion and $1.3 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Impairments of equity securities were $14 million, $400 million and $430 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s credit-related impairments of fixed maturity securities were $423 million, $1.1 billion and $1.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s three largest impairments totaled $105 million, $508 million and $528 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company records OTTI losses charged to earnings within net investment gains (losses) and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $18.2 billion, $10.2 billion and $29.9 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $628 million, $1.2 billion and $1.8 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

•	Year Ended December 31, 2010 compared to the Year Ended December 31, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $484 million for the current year as compared to $1.9 billion in the prior year. Improving or stabilizing market conditions across all sectors and industries, particularly the financial services industry, as compared to the prior year when there was significant stress in the global financial markets, resulted in a higher level of impairments in fixed maturity and equity securities in the prior year. The most significant decrease in the current year, as compared to the prior year, was in the Company’s financial services industry holdings which comprised $799 million in fixed maturity and equity security impairments in the prior year, as compared to $129 million in impairments in the current year. Of the $799 million in financial services industry impairments in the year, $340 million were in equity securities, of which $310 million were in financial services industry perpetual hybrid securities which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities. Impairments in the current year were concentrated in the RMBS, ABS and CMBS sectors reflecting current economic conditions including higher unemployment levels and continued weakness within the real estate markets. Of the fixed maturity and equity securities impairments of $484 million and $1,900 million in the years ended December 31, 2010 and 2009, respectively, $287 million and $449 million, or 59% and 24% respectively, were in the Company’s RMBS, ABS and CMBS holdings.

•	Year Ended December 31, 2009 compared to the Year Ended December 31, 2008 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1.9 billion for the year ended December 31, 2009 as compared to $1.7 billion in the prior year. The stress in the global financial markets that caused a significant increase in impairments in 2008 as compared to 2007, continued into 2009. Significant impairments were incurred in several industry sectors in 2009, including the financial services industry, but to a lesser degree in the financial services industry sector than in 2008. In 2008 certain financial institutions entered bankruptcy, entered FDIC receivership or received significant government capital infusions causing 2008 financial services industry impairments to be higher than in 2009. Of the fixed maturity and equity securities impairments of $1,900 million in 2009, $799 million were concentrated in the Company’s financial services industry holdings and were comprised of $459 million in impairments on fixed maturity securities and $340 million in impairments on equity securities, and the $799 million included $623 million of perpetual hybrid securities, which were comprised of $313 million on securities classified as fixed maturity securities and $310 million on securities classified as non-redeemable preferred stock. Overall impairments in 2009 were higher due to increased fixed maturity security impairments across several industry sectors, which more than offset a reduction in impairments in the financial services industry sector. Impairments across these several industry sectors increased in 2009 due to increased financial restructurings, bankruptcy filings, ratings downgrades, collateral deterioration or difficult operating environments of the issuers as a result of the challenging economic environment. Impairments on perpetual hybrid securities in 2009 were a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Investment Gains (Losses)” in Note 3 of the Notes to the Consolidated Financial Statements for tables that present fixed maturity security OTTI losses recognized in earnings by sector and by industry within the U.S. and foreign corporate securities sector for the years ended December 31, 2010, 2009 and 2008, respectively; and equity security OTTI losses recognized in earnings by sector and industry for the years ended December 31, 2010, 2009 and 2008, respectively.

Future Impairments.  Future OTTI will depend primarily on economic fundamentals, issuer performance, changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and other of the above factors deteriorate, additional OTTI may be incurred in upcoming periods. See also “ — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)” in Note 3 of the Notes to the Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at December 31, 2010 and 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral, generally cash, in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability recorded at the amount of the cash received.

See “Investments — Securities Lending” in Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s securities lending program.

The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2010 was $2,699 million, of which $2,317 million were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury, agency and government guaranteed, and ABS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. Separately, the Company had $49 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third-party trustee, as custodian, at December 31, 2010 and 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $49 million and $51 million at December 31, 2010 and 2009, respectively.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at December 31, 2010 and 2009.

See also “ — Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to its securities lending program.

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds, and to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs. Changes in estimated fair value of such trading and other securities subsequent to purchase are included in net investment income. FVO Securities also include securities held by CSEs (former qualifying special purpose entities) with changes in estimated fair value subsequent to consolidation included in net investment gains (losses). Trading and other securities were $18.6 billion and $2.4 billion, or 3.9% and 0.7% of total cash and invested assets at estimated fair value, at December 31, 2010 and 2009, respectively. The significant increase in trading and other securities in 2010 was driven primarily by inclusion of ALICO’s contractholder-directed unit-linked investments, and to a lesser extent, growth in this book of business that occurred during the ten month period ended October 31, 2010 prior to the Acquisition. See “Investments — Trading and Other Securities” in Note 3 of the Notes to the Consolidated Financial Statements for tables which present information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities, investments pledged to secure short sale agreement liabilities, net investment income, changes in estimated fair value included in net investment income for trading and other securities and changes in estimated fair value included in net investment gains (losses) for FVO Securities held by CSEs at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2010
	Trading and Other Securities		Trading Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$6,270	33.7%	$46	100.0%
Significant other observable inputs (Level 2) (1)	11,497	61.9	—	—
Significant unobservable inputs (Level 3)	822	4.4	—	—

Total estimated fair value	$18,589	100.0%	$46	100.0%

(1)	All FVO Securities held by CSEs are classified as Level 2.

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2010, is as follows:

Year Ended December 31, 2010
(In millions)

Balance, at January 1,	$83
Total realized/unrealized gains (losses) included in:
Earnings	(7)
Purchases, sales, issuances and settlements (1)	727
Transfer in and/or out of Level 3	19

Balance, at December 31,	$822

(1)	Includes securities acquired from ALICO of $582 million.

See “ — Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $62.4 billion and $50.9 billion, or 13.1% and 15.1% of total cash and invested assets at December 31, 2010 and 2009, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $59.1 billion and $48.2 billion by portfolio segment at December 31, 2010 and 2009, respectively, as well as the components of the mortgage loans held-for-sale of $3.3 billion and $2.7 billion at December 31, 2010 and 2009, respectively. The information presented on Mortgage

Loans herein excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Consolidated Financial Statements.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the most significant component of the mortgage loan invested asset class as it represents 72% of total mortgage loans held-for-investment (excluding the effects of consolidating under GAAP certain VIEs that are treated as CSEs) at both December 31, 2010 and 2009. The Company diversifies its commercial mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Additionally, the Company manages risk, when originating commercial and agricultural mortgage loans, by generally lending only up to 75% of the estimated fair value of the underlying real estate. The tables below present the diversification across geographic regions and property types for commercial mortgage loans at:

	December 31,
	2010		2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Region:
Pacific	$8,974	23.7%	$8,822	25.1%
South Atlantic	8,016	21.2	7,460	21.2
Middle Atlantic	6,484	17.1	6,042	17.2
International	4,216	11.2	3,620	10.3
West South Central	3,266	8.6	2,916	8.3
East North Central	3,066	8.1	2,531	7.2
New England	1,531	4.1	1,448	4.1
Mountain	884	2.3	959	2.7
West North Central	666	1.8	675	1.9
East South Central	461	1.2	449	1.3
Other	256	0.7	254	0.7

Total recorded investment	37,820	100.0%	35,176	100.0%

Less valuation allowances	562		589

Carrying value, net of valuation allowances	$37,258		$34,587

Property Type:
Office	$16,857	44.6%	$15,205	43.2%
Retail	9,215	24.3	7,964	22.6
Apartments	3,630	9.6	3,731	10.6
Hotel	3,089	8.2	3,117	8.9
Industrial	2,910	7.7	2,797	8.0
Other	2,119	5.6	2,362	6.7

Total recorded investment	37,820	100.0%	35,176	100.0%

Less valuation allowances	562		589

Carrying value, net of valuation allowances	$37,258		$34,587

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company defines potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days past due; agricultural mortgage loans — 90 days past due; and residential mortgage loans — 60 days past due. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	December 31,
	2010				2009
				% of				% of
	Recorded	% of	Valuation	Recorded	Recorded	% of	Valuation	Recorded
	Investment	Total	Allowance	Investment	Investment	Total	Allowance	Investment
	(In millions)

Commercial:
Performing	$37,489	99.1%	$528	1.4%	$35,066	99.7%	$548	1.6%
Restructured	93	0.2	6	6.5%	—	—	—	—%
Potentially delinquent	180	0.5	28	15.6%	102	0.3	41	40.2%
Delinquent or under foreclosure	58	0.2	—	—%	8	—	—	—%

Total	$37,820	100.0%	$562	1.5%	$35,176	100.0%	$589	1.7%

Agricultural (1):
Performing	$12,486	97.9%	$35	0.3%	$11,950	97.5%	$33	0.3%
Restructured	33	0.3	8	24.2%	36	0.3	10	27.8%
Potentially delinquent	62	0.5	11	17.7%	128	1.0	34	26.6%
Delinquent or under foreclosure	170	1.3	34	20.0%	141	1.2	38	27.0%

Total	$12,751	100.0%	$88	0.7%	$12,255	100.0%	$115	0.9%

Residential (2):
Performing	$2,221	96.2%	$12	0.5%	$1,389	94.4%	$16	1.2%
Restructured	4	0.2	—	—%	1	0.1	—	—%
Potentially delinquent	4	0.2	—	—%	10	0.7	—	—%
Delinquent or under foreclosure	79	3.4	2	2.5%	71	4.8	1	1.4%

Total	$2,308	100.0%	$14	0.6%	$1,471	100.0%	$17	1.2%

(1)	Of the $12.8 billion of agricultural mortgage loans outstanding at December 31, 2010, 53% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully renegotiated and remain outstanding to maturity.

(2)	Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans, and to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

See “Investments — Mortgage Loans” in Note 3 of the Notes to the Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator and impaired loans, as well as information on past due and nonaccrual mortgage loans for the year ended December 31, 2010.

Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Mortgage Loans.  The Company reviews all commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property type basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 66% and 68% at December 31, 2010 and 2009, respectively, and the average debt service coverage ratio was 2.4x, as compared to 2.2x at December 31, 2009. For agricultural mortgage loans, the average loan-to-value ratio was 49% at both December 31, 2010 and 2009, respectively. The values utilized in calculating these ratios are developed in connection with our review of the commercial and agricultural mortgage loans, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $95 million and $76 million at December 31, 2010 and 2009, respectively, and the majority of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $389 million and $323 million at December 31, 2010 and 2009, respectively.

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

The Company also establishes valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook, as well as, other relevant factors.

The determination of the amount of, and additions or decreases to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration including an actual or expected increase in the level of problem loans will result in an increase in the valuation allowance. Positive credit migration including an actual or expected decrease in the level of problem loans will result in a decrease in the valuation allowance. Such changes in the valuation allowance are recorded in net investment gains (losses).

See “Investments — Mortgage Loans” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the activity in the Company’s valuation allowances, by portfolio segment, for the years ended December 31, 2010, 2009 and 2008, respectively; and for tables that present the Company’s valuation allowances, by type of credit loss, by portfolio segment, at December 31, 2010 and 2009, respectively.

The Company held $197 million and $210 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $164 million and $202 million relate to impaired mortgage loans held-for-investment and $33 million and $8 million to certain mortgage loans held-for-sale, at December 31, 2010 and 2009, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairments of $17 million and $93 million for the years ended December 31, 2010 and 2009, respectively. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established provision to the valuation allowance are reported as a (release) above.

Real Estate and Real Estate Joint Ventures

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. Of the Company’s real estate investments, 88% are located in the U.S. with the remaining 12% located outside the U.S., at December 31, 2010. The carrying value of the Company’s real estate investments was $8.0 billion, or 1.7%, and $6.9 billion, or 2.0%, of total cash and invested assets at December 31, 2010 and 2009, respectively. See “Investments — Real Estate” in Note 3 of the Notes to the Consolidated Financial Statements for tables that present the Company’s real estate investments by investment strategy and by property type at December 31, 2010 and 2009.

Properties acquired through foreclosure were $165 million, $127 million and less than $1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and includes commercial, agricultural and residential properties. After the Company acquires properties through foreclosure, it evaluates whether the property is appropriate for retention in its traditional real estate portfolio. Foreclosed real estate held at December 31, 2010 and 2009 includes those properties the Company has not selected for retention in its traditional real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

Impairments recognized on real estate held-for-investment were $48 million, $160 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively. Impairments recognized on real estate held-for-sale were $1 million for the year ended December 31, 2010. There were no impairments recognized on real estate held-for-sale for each of the years ended December 31, 2009 and 2008. The Company’s carrying value of real estate held-for-sale has been reduced by impairments recorded prior to 2009 of $1 million at both December 31, 2010 and 2009. The carrying value of non-income producing real estate was $137 million, $76 million and $28 million at December 31, 2010, 2009 and 2008, respectively.

The impaired cost method basis real estate joint ventures were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Impairments to estimated fair value for such cost method basis real estate joint ventures of $25 million, $82 million, and $0 for the years ended December 31, 2010, 2009 and 2008, respectively, were recognized within net investment gains (losses) and are included in the $48 million, $160 million and $20 million of impairments on real estate investments held-for-investment for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated fair value of the impaired cost method real estate joint ventures after these impairments was $8 million and $93 million at December 31, 2010 and 2009, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the U.S. and overseas) was $6.4 billion and $5.5 billion, or 1.3% and 1.6% of total cash and invested assets at December 31, 2010 and 2009, respectively. Included within other limited partnership interests were $1.0 billion, at both December 31, 2010 and 2009, of investments in hedge funds.

Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $12 million, $354 million and $105 million for the years ended December 31, 2010, 2009 and 2008, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $23 million, $561 million and $137 million at December 31, 2010, 2009 and 2008, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

See “Investments — Other Invested Assets” in Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s other invested assets by type at December 31, 2010 and 2009 and related information.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $9.4 billion and $8.4 billion, or 2.0% and 2.5% of total cash and invested assets at December 31, 2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $4.0 billion and $7.5 billion at December 31, 2010 and 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of purchase was $9.6 billion and $8.4 billion at December 31, 2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.8 billion and $6.0 billion at December 31, 2010 and 2009, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at December 31, 2010 and 2009.

Hedging.  See Note 4 of the Notes to Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at December 31, 2010 and 2009.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at December 31, 2010 and 2009.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2010, 2009, and 2008.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2010
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$156	2%	$45	1%
Significant other observable inputs (Level 2)	7,176	92	4,245	93
Significant unobservable inputs (Level 3)	445	6	272	6

Total estimated fair value	$7,777	100%	$4,562	100%

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

Derivatives categorized as Level 3 at December 31, 2010 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs or that are priced via independent broker quotations; equity options with unobservable volatility inputs or that are priced via independent broker quotations; currency options based upon baskets of currencies having unobservable currency correlations; and credit forwards having unobservable repurchase rates.

At December 31, 2010 and 2009, 2.0% and 5.5%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2010 is as follows:

Year Ended December 31, 2010
(In millions)

Balance, at January 1,	$356
Total realized/unrealized gains (losses) included in:
Earnings	(5)
Other comprehensive income (loss)	(81)
Purchases, sales, issuances and settlements	(75)
Transfer in and/or out of Level 3	(22)

Balance, at December 31,	$173

See “ — Summary of Critical Accounting Estimates — Derivative Financial Instruments” for further information on the estimates and assumptions that affect the amounts reported above.

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2010
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	11	—
Significant unobservable inputs (Level 3)	185	100	2,623	100

Total estimated fair value	$185	100%	$2,634	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Year Ended December 31, 2010
(In millions)

Balance, at January 1,	$(1,455)
Total realized/unrealized gains (losses) included in:
Earnings	(335)
Other comprehensive income (loss)	(226)
Purchases, sales, issuances and settlements	(422)
Transfer in and/or out of Level 3	—

Balance, at December 31,	$(2,438)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses) for the years ended December 31, 2010 and 2009 were gains (losses) of ($96) million and ($1,932) million, respectively, in connection with this adjustment. These amounts are net of a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See “ — Summary of Critical Accounting Estimates.”

See “ — Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.8 billion and $4.1 billion at December 31, 2010 and 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.5 billion and $2.7 billion at December 31, 2010 and 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to the guidance on derivatives and hedging, and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these mortgage loan commitments were $3.8 billion and $2.2 billion at December 31, 2010 and 2009, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $2.4 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

There are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, and bridge loans and private corporate bond investment arrangements.

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

Guarantees

See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.

Collateral for Securities Lending

The Company has no non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets.

Insolvency Assessments

See Note 16 of the Notes to the Consolidated Financial Statements.

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.” Also see Notes 1 and 8 of the Notes to the Consolidated Financial Statements for an analysis of certain policyholder liabilities at December 31, 2010 and 2009.

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

Insurance Products.  Future policy benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, long-term care (“LTC”) policies, active life policies and premium stabilization and other contingency liabilities held under participating life insurance contracts. In order to manage risk, the Company has often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. The Company entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.

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

International.  Future policy benefits are held primarily for traditional life and accident and health contracts in Japan, Asia Pacific and immediate annuities in Latin America. They are also held for total return pass-thru provisions included in certain universal life and savings products mainly in Japan and Latin America, and traditional life, endowment and annuity contracts sold in various countries in Asia Pacific. They also include certain liabilities for variable annuity guarantees of minimum death benefits, and longevity guarantees sold in Japan and Asia Pacific. Finally, in Europe and the Middle East, they also include unearned premium liabilities established for credit insurance contracts covering death, disability and involuntary loss of employment, as well as traditional life, accident and health and endowment contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, higher than expected lapse rates, asset default and more rapid improvement of mortality levels than anticipated for life contingent immediate annuities. The Company mitigates its risks by implementing an asset/liability matching policy and through the development of periodic experience studies. See “— Variable Annuity Guarantees.”

Estimates for the liabilities for unpaid claims and claim expenses are reset as actuarial indications change and these changes in the liability are reflected in the current results of operation as either favorable or unfavorable development of prior year losses.

Banking, Corporate & Other.  Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), prior to its acquisition by MetLife, Inc. These are run-off businesses that have been included within Banking, Corporate & Other since the acquisition of MICC.

Policyholder Account Balances

Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but exclude the impact of any applicable surrender charge that may be incurred upon surrender.

Insurance Products.  Policyholder account balances are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies, specialized life insurance products for benefit programs and general account universal life policies. Policyholder account balances are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the policyholder account balances have a guaranteed minimum credited rate between 0.5% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

Retirement Products.  Policyholder account balances are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits.

Policyholder account balances are credited interest at a rate set by the Company. Credited rates for deferred annuities are influenced by current market rates, and most of these contracts have a minimum guaranteed rate between 1.0% and 4.0%. See “— Variable Annuity Guarantees.”

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

International.  Policyholder account balances are held largely for fixed income retirement and savings plans in Japan and Latin America and to a lesser degree, amounts for unit-linked-type funds in certain countries across all regions that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Japan and Asia Pacific that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Japan and Asia Pacific are established in accordance with derivatives and hedging guidance and are also included within policyholder account balances. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder. See “— Variable Annuity Guarantees.”

Variable Annuity Guarantees

The Company issues certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or market value resets. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) upon annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is accounted for under a split of the two models.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 8 of the Notes to the Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at December 31, 2010 and 2009, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future.

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

The table below contains the carrying value for guarantees included in policyholder account balances at:

	December 31,
	2010	2009
	(In millions)

U.S. Business:
Guaranteed minimum accumulation benefit	$44	$60
Guaranteed minimum withdrawal benefit	173	154
Guaranteed minimum income benefit	(51)	66
International:
Guaranteed minimum accumulation benefit	454	195
Guaranteed minimum withdrawal benefit	1,936	1,025

Total	$2,556	$1,500

Included in net derivative gains (losses) for the years ended December 31, 2010 and 2009 were gains (losses) of ($269) million and $1,806 million, respectively, in embedded derivatives related to the change in estimated fair value of the guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for nonperformance risk. In connection with this adjustment, gains (losses) of ($96) million and ($1,932) million are included in the gains (losses) of ($269) million and $1,806 million in net derivative gains (losses) for the year ended December 31, 2010 and 2009, respectively.

The estimated fair value of guarantees accounted for as embedded derivatives can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign exchange rates. Additionally, because the estimated fair value for guarantees accounted for at estimated fair value includes an adjustment for nonperformance risk, a decrease in the Company’s credit spreads could cause the value of these liabilities to increase. Conversely, a widening of the Company’s credit spreads could cause the value of these liabilities to decrease. The Company uses derivative instruments and reinsurance to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. The derivative instruments used are primarily equity and treasury futures, equity options and variance swaps, and interest rate swaps. The change in valuation arising from the nonperformance risk is not hedged.

The table below presents the estimated fair value of the derivatives hedging guarantees accounted for as embedded derivatives:

		December 31,
		2010			2009
Primary Underlying		Notional	Estimated Fair Value		Notional	Estimated Fair Value
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$13,762	$401	$193	$8,847	$194	$275
	Interest rate futures	5,822	32	10	4,997	5	4
	Interest rate options	614	15	—	—	—	—
Foreign currency	Foreign currency forwards	2,320	46	1	2,016	4	30
	Currency options	—	—	—	327	14	—
Equity market	Equity futures	6,959	17	9	6,033	31	20
	Equity options	32,942	1,720	1,196	26,661	1,596	1,018
	Variance swaps	17,635	190	118	13,267	174	58
	Total rate of return swaps	1,547	—	—	126	—	—

	Total	$81,601	$2,421	$1527	$62,274	$2,018	$1,405

Included in net derivative gains (losses) for the years ended December 31, 2010 and 2009 were gains (losses) of $113 million and ($3,654) million related to the change in estimated fair value of the above derivatives.

Additionally, included in net derivative gains (losses) for the years ended December 31, 2010 and 2009 were gains (losses) of ($35) million and $0, respectively, related to ceded reinsurance.

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

The table below contains the carrying value for guarantees included in future policy benefits at:

	December 31,
	2010	2009
	(In millions)

U.S. Business:
Guaranteed minimum death benefit	$167	$137
Guaranteed minimum income benefit	507	394
International:
Guaranteed minimum death benefit	66	23
Guaranteed minimum income benefit	116	—

Total	$856	$554

Included in policyholder benefits and claims for the year ended December 31, 2010 is a charge of $302 million and for the year ended December 31, 2009 is a credit of $92 million, related to the respective change in liabilities for the above guarantees.

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

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the year ended December 31, 2010 and 2009 were gains (losses) of $8 million and ($114) million, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and gains (losses) of ($275) million and ($376) million, respectively, related to freestanding derivatives.

While the Company believes that the hedging strategies employed for guarantees included in both policyholder account balances and in future policy benefits, as well as other management actions, have mitigated the risks related to these benefits, the Company remains liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of the Company’s reinsurance agreements and most derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which, significantly reduces the exposure to counterparty risk. In addition, the Company is subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Lastly, because the valuation of the guarantees accounted for as embedded derivatives includes an adjustment for nonperformance risk that is not hedged, changes in the nonperformance risk may result in significant volatility in net income.

Other Policy-related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, LTC and dental claims, as well as claims that have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

Also included in other policy-related balances are policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit. Such liabilities are presented at amounts contractually due to policyholders.

Policyholder Dividends Payable

Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Although conditions in the financial markets continued to materially improve in 2010, there is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash and cash equivalents, short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities, and cash collateral received from counterparties in connection with derivative instruments) was $17.6 billion and $11.7 billion at December 31, 2010 and 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

The Company

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. Liquidity needs are determined from a rolling 6-month forecast by portfolio of investment assets and are monitored daily. Asset mix and maturities are adjusted based on the forecast. Cash flow testing and stress testing provide additional perspectives on liquidity, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including funding agreements, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant cash requirements beyond anticipated liquidity needs, the Company has various alternatives available depending on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

Under certain stressful market and economic conditions, the Company’s access to, or cost of, liquidity may deteriorate. If the Company requires significant amounts of cash on short notice in excess of anticipated cash requirements, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting rules require the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities based upon the Company’s ability to hold such securities, which may negatively impact the Company’s financial condition.

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

The Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008, as well as during the rebound and recovery periods beginning in the second quarter of 2009 (see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings”). The increase in credit spreads experienced since then has resulted in an increase in the cost of such new capital, as well as increases in facility fees. Conversely, as a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities have been lower.

Despite the still unsettled financial markets, the Company also raised new capital from a successful offering of the Holding Company’s common stock in August 2010, which provided financing for the Acquisition. See “— The Company — Liquidity and Capital Sources — Common Stock.”

Rating Agencies.  Rating agencies assign insurer financial strength ratings to the Holding Company’s domestic life insurance subsidiaries and credit ratings to the Holding Company and certain of its subsidiaries. The level and composition of regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

A downgrade in the credit or insurer financial strength ratings of the Holding Company or its subsidiaries would likely impact the cost and availability of financing for the Company and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

Except for American Life, RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC by Delaware law. In addition to Delaware, American Life operations are regulated by applicable authorities of the countries in which the company operates and are subject to capital and solvency requirements in those countries.

The amount of dividends that our insurance subsidiaries can pay to the Holding Company or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — U.S. Regulation — Insurance Regulation,” “— The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 18 of the Notes to the Consolidated Financial Statements.”

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Sources:
Net cash provided by operating activities	$7,996	$3,803	$10,702
Net cash provided by changes in policyholder account balances	4,557	—	13,645
Net cash provided by changes in payables for collateral under securities loaned and other transactions	3,076	—	—
Net cash provided by changes in bank deposits	—	3,164	2,185
Net cash provided by short-term debt issuances	—	—	1,992
Long-term debt issued, net of issuance costs	5,076	2,931	305
Collateral financing arrangements issued	—	105	310
Net cash received in connection with collateral financing arrangements	—	375	—
Junior subordinated debt securities issued	—	500	750
Common stock issued, net of issuance costs	3,576	—	290
Common stock issued to settle stock forward contracts	—	1,035	—
Treasury stock issued in connection with common stock issuance, net of issuance costs	—	—	1,936
Treasury stock issued to settle stock forward contracts	—	—	1,035
Cash provided by other, net	—	—	7
Cash provided by the effect of change in foreign currency exchange rates	—	108	—

Total sources	24,281	12,021	33,157

Uses:
Net cash used in investing activities	18,314	13,935	2,671
Net cash used for changes in policyholder account balances	—	2,282	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	6,863	13,077
Net cash used for changes in bank deposits	32	—	—
Net cash used for short-term debt repayments	606	1,747	—
Long-term debt repaid	1,061	555	422
Net cash paid in connection with collateral financing arrangements	—	—	800
Treasury stock acquired in connection with share repurchase agreements	—	—	1,250
Dividends on preferred stock	122	122	125
Dividends on common stock	784	610	592
Cash used in other, net	299	34	—
Cash used in the effect of change in foreign currency exchange rates	129	—	349

Total uses	21,347	26,148	19,286

Net increase (decrease) in cash and cash equivalents	$2,934	$(14,127)	$13,871

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At December 31, 2010 and 2009, the Company had $245.7 billion and $158.4 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both December 31, 2010 and 2009, MetLife Funding had a tangible net worth of $12 million. At December 31, 2010 and 2009, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $102 million and $319 million, respectively.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both December 31, 2010 and 2009, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under this facility.

•	MetLife Bank has a cash need to fund residential mortgage loans that it originates and generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. The outstanding volume of residential mortgage originations varies from month to month and is cyclical within a month. To meet the variable funding requirements from this mortgage activity, as well as to increase overall liquidity from time to time, MetLife Bank takes advantage of short-term collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). MetLife Bank has entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the

FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreement. MetLife Bank has received advances from the FHLB of NY on both short- and long-term bases, with a total liability of $3.8 billion and $2.4 billion at December 31, 2010 and 2009, respectively.

•	The Company also had obligations under funding agreements with the FHLB of NY of $12.6 billion and $13.7 billion at December 31, 2010 and 2009, respectively, for MLIC, and with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $100 million and $326 million at December 31, 2010 and 2009, respectively, for MICC. See Note 8 of the Notes to the Consolidated Financial Statements. In September 2010, MetLife Investors Insurance Company and General American Life Insurance Company, subsidiaries of MetLife, Inc., each became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), and each purchased $10 million of FHLB of Des Moines common stock. Membership in the FHLB of Des Moines provides an additional source of contingent liquidity for the Company. There were no funding agreements with the FHLB of Des Moines at December 31, 2010.

•	The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2010, 2009 and 2008, the Company issued $34.1 billion, $28.6 billion and $20.9 billion, respectively, and repaid $30.9 billion, $32.0 billion and $19.8 billion, respectively, of such funding agreements. At December 31, 2010 and 2009, funding agreements outstanding, which are included in policyholder account balances, were $27.2 billion and $23.3 billion, respectively.

•	MLIC and MICC have each issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such SPEs was $2.8 billion and $2.5 billion at December 31, 2010 and 2009, respectively, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with estimated fair values of $3.2 billion and $2.9 billion at December 31, 2010 and 2009, respectively.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	December 31,
	2010	2009
	(In millions)

Short-term debt	$306	$912
Long-term debt (1)	$20,766	$13,156
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,191	$3,191

(1)	Excludes $6,820 million at December 31, 2010 of long-term debt relating to CSEs.

Debt Issuances and Other Borrowings.  In connection with the financing of the Acquisition (see Note 2 of the Notes to the Consolidated Financial Statements), in November 2010, MetLife, Inc. issued to ALICO Holdings $3,000 million in three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities” and the “Series E Debt Securities,” and, together, the “Debt Securities”), which constitute a part of the MetLife, Inc. common equity units (the “Equity Units”) more fully described in Note 14 of the Notes to the Consolidated Financial Statements. The Debt Securities are subject to remarketing, initially bear interest at 1.56%, 1.92% and 2.46%, respectively (an average rate of 1.98%), and carry initial maturity dates of June 15, 2023, June 15, 2024 and June 15, 2045, respectively. The interest rates will be reset in connection with the successful remarketings of the Debt Securities. Prior to the first scheduled attempted remarketing of the Series C Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2023. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt

Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2045.

In August 2010, in anticipation of the Acquisition, the Holding Company issued senior notes as follows:

•	$1,000 million senior notes due February 6, 2014, which bear interest at a fixed rate of 2.375%, payable semi-annually;

•	$1,000 million senior notes due February 8, 2021, which bear interest at a fixed rate of 4.75%, payable semi-annually;

•	$750 million senior notes due February 6, 2041, which bear interest at a fixed rate of 5.875%, payable semi-annually; and

•	$250 million floating rate senior notes due August 6, 2013, which bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 1.25%, payable quarterly.

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

In May 2009, the Holding Company issued $1.3 billion of senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semi-annually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In March 2009, the Holding Company issued $397 million of floating rate senior notes due June 2012 under the FDIC’s Temporary Liquidity Guarantee Program. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The notes are not redeemable prior to their maturity. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In February 2009, the Holding Company remarketed its existing $1.0 billion 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019. In August 2008, the Holding Company remarketed its existing $1.0 billion 4.82% Series A junior subordinated debt securities as 6.817% senior debt securities, Series A, due 2018. Interest on both series of debt securities is payable semi-annually. The Series A and Series B junior subordinated debt securities were originally issued in 2005 in connection with the common equity units. See “— The Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.”

In April 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2008 Trust Securities”) with a face amount of $750 million. Interest on the 2008 Trust Securities or debt securities is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the 2008 Trust Securities or debt securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. See Note 13 of the Notes to the Consolidated Financial Statements for a description of the terms of these debt securities.

Collateral Financing Arrangements.  As described more fully in Note 12 of the Notes to the Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of the closed block liabilities, entered into an agreement with the unaffiliated financial institution that referenced the $2.5 billion aggregate principal amount of 35-year surplus notes issued by MRC. Under the agreement, the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus notes. During 2008, the Holding Company paid an aggregate of $800 million to the unaffiliated financial institution relating to declines in the estimated fair value of the surplus notes. The Holding Company did not receive any payments from the unaffiliated financial institution during 2008. During 2009, on a net basis, the Holding Company received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. No payments were made or received by the Holding Company during 2010. Since the closing of the collateral financing arrangement in December 2007, on a net basis, the Holding Company has paid $425 million to the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. In addition, at December 31, 2010, the Holding Company had pledged collateral with an estimated fair value of $49 million to the unaffiliated financial institution. At December 31, 2009, the Holding Company had no collateral pledged to the unaffiliated financial institution in connection with this agreement. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2010, no payments were made or received by the Holding Company. During 2009 and 2008, the Holding Company contributed $360 million and $320 million, respectively, as a result of declines in the estimated fair value of the assets in the trusts. Cumulatively, since May 2007, the Holding Company has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2010 and 2009, the Holding Company had pledged $63 million and $80 million under the agreement, respectively.

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

In August 2008, the Holding Company closed the successful remarketing of the Series A portion of the junior subordinated debt securities underlying the common equity units. The Series A junior subordinated debt securities were modified as permitted by their terms to be 6.817% senior debt securities, Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock held in treasury at a value of $1,064 million to settle the stock purchase contracts.

Other.  In March 2009, the Company sold Cova Corporation, the parent company of Texas Life Insurance Company, for $130 million in cash consideration, excluding $1 million of transaction costs. The proceeds of the transaction were paid to the Holding Company.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2010. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2010, the Company had outstanding $1.5 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.5 billion at December 31, 2010.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At December 31, 2010, the Company had outstanding $5.4 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $4.2 billion at December 31, 2010.

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

As a result of the successful offerings of certain senior notes and common stock in August 2010, the commitment letter for a $5.0 billion senior credit facility, which the Holding Company signed to partially finance the Acquisition, was terminated. During March 2010, the Holding Company paid $28 million in fees related to this senior credit facility, all of which were expensed during the year ended December 31, 2010.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at December 31, 2010 and 2009.

Preferred Stock.  During the year ended December 31, 2010, the Holding Company did not issue any non-convertible preferred stock. In December 2008, the Holding Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) whereby the Company agreed for the benefit of holders of one or more series of the Company’s unsecured long-term indebtedness designated from time to time by the Company in accordance with the terms of the Replacement Capital Covenant (“Covered Debt”), that the Company will not repay, redeem or purchase and will cause its subsidiaries not to repay, redeem or purchase, on or before the termination of the Replacement Capital Covenant on December 31, 2018 (or earlier termination by agreement of the holders of Covered Debt or when there is no longer any outstanding series of unsecured long-term indebtedness which qualifies for designation as “Covered Debt”), the Floating Rate Non-Cumulative Preferred Stock, Series A, of the Holding Company or the 6.500% Non-Cumulative Preferred Stock, Series B, of the Holding Company, unless such repayment, redemption or purchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

Convertible Preferred Stock.  In November 2010, the Holding Company issued to ALICO Holdings in connection with the financing of the Acquisition 6,857,000 shares of Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares (valued at $40.90 per share at the time of the Acquisition) of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders. If a favorable vote of its common stockholders is not obtained by the first anniversary of the Acquisition Date, then the Holding Company must pay ALICO Holdings $300 million and use reasonable efforts to list the preferred stock on NYSE. Management considers the likelihood that the Holding Company will fail to obtain a vote of its common stockholders to be remote.

Common Stock.  In November 2010, the Holding Company issued to ALICO Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share. The aggregate amount of MetLife, Inc.’s common stock to be issued to ALICO Holdings in connection with the transaction is expected to be 214.6 million to 231.5 million shares, consisting of the 78.2 million shares issued at closing, 68.6 million shares to be issued upon conversion of the Convertible Preferred Stock (with the stockholder vote on such conversion to be held within one year after the closing) (together with $3.0 billion aggregate stated amount of Equity Units of MetLife, Inc., the “Securities”) and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the purchase contracts forming part of the Equity Units (in three tranches approximately two, three and four years after the closing). The ownership of the Securities is subject to an investor rights agreement, which grants to ALICO Holdings certain rights and sets forth certain agreements with respect to ALICO Holdings’ ownership, voting and transfer of the Securities, including minimum holding periods, restrictions on the number of shares ALICO Holdings can sell at one time, its agreement to vote the common stock in the same proportion as the common stock voted by all other stockholders, and its agreement not to seek control or influence the Company’s management or Board of Directors. ALICO Holdings has indicated that it intends to monetize the Securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. See “— The Company — Liquidity and Capital Sources — Equity Units.”

In August 2010, the Holding Company issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3,623 million. In connection with the offering of common stock, the Holding Company incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in-capital.

In connection with the remarketing of the junior subordinated debt securities, in February 2009, the Holding Company delivered 24,343,154 shares of its newly issued common stock, and in August 2008, the Holding Company delivered 20,244,549 shares of its common stock from treasury stock, to settle the stock purchase contracts. See “— The Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.”

In October 2008, the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of these shares issued, 75,000,000 shares were issued from treasury stock, and 11,250,000 were newly issued shares.

During the years ended December 31, 2010, 2009 and 2008, 332,121 shares, 861,586 shares and 2,271,188 shares of common stock were issued from treasury stock for $18 million, $46 million and $118 million, respectively, to satisfy various stock option exercises. During the year ended December 31, 2010, 2,182,174 new shares of common stock were issued for $74 million to satisfy various stock option exercises. During both the years ended December 31, 2009 and 2008, no new shares of common stock were issued to satisfy stock option exercises.

Equity Units.  In November 2010, the Holding Company issued to ALICO Holdings in connection with the financing of the Acquisition $3.0 billion aggregate stated amount of Equity Units. The Equity Units, which are mandatorily convertible securities, will initially consist of (i) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing of the Acquisition), for a fixed amount per purchase contract, (an aggregate of $1.0 billion on each settlement date) and (ii) an interest in each of three series of Debt Securities of MetLife, Inc. The value of the purchase contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities. At future dates, the Series C, D and E Debt Securities will be subject to remarketing and sold to investors. Holders of the Equity Units who elect to include their Debt Securities in a remarketing can use the proceeds thereof to meet their obligations under the purchase contracts.

See Note 14 of the Notes to the Consolidated Financial Statements for further discussion of the Equity Units.

Liquidity and Capital Uses

Acquisitions.  The computation of the purchase price of the Acquisition is presented below:

November 1, 2010
(In millions)

Cash (includes $396 million of contractual purchase price adjustments)	$7,196
MetLife, Inc.’s common stock (78,239,712 shares at $40.90 per share)	3,200
MetLife, Inc.’s Convertible Preferred Stock	2,805
MetLife, Inc.’s Equity Units ($3.0 billion aggregate stated amount)	3,189

Total purchase price	$16,390

Debt Repayments.  During the years ended December 31, 2010, 2009 and 2008, MetLife Bank made repayments of $349 million, $497 million and $371 million, respectively, to the FHLB of NY related to long-term borrowings. During the years ended December 31, 2010, 2009 and 2008, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $12.9 billion, $26.4 billion and $4.6 billion, respectively. During the years ended December 31, 2009 and 2008, MetLife Bank made repayments related to short-term borrowings to the Federal Reserve Bank of New York of $21.2 billion and 650 million, respectively. No repayments were made to the Federal Reserve Bank of New York during the year ended December 31, 2010. During the year ended December 31, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings. No repayments were made to the FHLB of Boston during the years ended December 31, 2010 and 2008.

Debt Repurchases.  We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined in the Company’s discretion.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2010 and 2009, general account surrenders and withdrawals from annuity products were $3.8 billion and $4.3 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at December 31, 2010 there were $1,615 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1,565 million were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to a notice period of 9 months or greater. An additional $375 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days. See “— The Company — Liquidity and Capital Uses — Contractual Obligations.”

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)

October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)
October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610
October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592

(1)	Includes dividends on Convertible Preferred Stock issued in November 2010. See “— The Company — Liquidity and Capital Sources — Convertible Preferred Stock.”

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the years ended December 31, 2010, 2009 and 2008:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	per Share	Aggregate
			(In millions, except per share data)

November 15, 2010	November 30, 2010	December 15, 2010	$0.2527777	$7	$0.4062500	$24
August 16, 2010	August 31, 2010	September 15, 2010	$0.2555555	6	$0.4062500	24
May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	7	$0.4062500	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$26		$96

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$7	$0.4062500	$24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$26		$96

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	6	$0.4062500	24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$29		$96

Share Repurchases.  At January 1, 2008, the Company had $511 million remaining under its common stock repurchase program authorizations. In both January and April 2008, the Company’s Board of Directors authorized $1.0 billion common stock repurchase programs. During the year ended December 31, 2008, the Company repurchased 19,716,418 shares for $1.2 billion under accelerated share repurchases and 1,550,000 shares for $88 million in open market repurchases. At December 31, 2008, the Company had $1.3 billion remaining under its common stock repurchase program authorizations. During the years ended December 31, 2010 and 2009, the Company did not repurchase any shares.

Under these common stock repurchase program authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory, legal and accounting factors. Whether or not to purchase any common stock and the size and timing of any such purchases will be determined in the Company’s complete discretion.

Residential Mortgage Loans Held-for-Sale.  At December 31, 2010, the Company held $3,321 million in residential mortgage loans held-for-sale, compared with $2,728 million at December 31, 2009, an increase of $593 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-

notch downgrade would have increased the Company’s derivative collateral requirements by $159 million at December 31, 2010. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $24.6 billion and $21.5 billion at December 31, 2010 and 2009, respectively. Of these amounts, $2.8 billion and $3.3 billion at December 31, 2010 and 2009, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $2.7 billion of estimated fair value of the securities related to the cash collateral on open terms at December 31, 2010, $2.3 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Other.  In September 2008, in connection with the split-off of Reinsurance Group of America (“RGA”) as described in Note 2 of the Notes to the Consolidated Financial Statements, the Company received from MetLife stockholders 23,093,689 shares of MetLife, Inc.’s common stock with a market value of $1.3 billion and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1.7 billion resulting in a loss on disposition, including transaction costs, of $458 million.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at December 31, 2010:

			More Than	More Than
		One Year	One Year to	Three Years	More Than
Contractual Obligations	Total	or Less	Three Years	to Five Years	Five Years
	(In millions)

Future policy benefits	$319,565	$6,271	$10,295	$12,205	$290,794
Policyholder account balances	289,823	35,981	46,274	35,280	172,288
Other policyholder liabilities	9,983	7,995	485	124	1,379
Payables for collateral under securities loaned and other transactions	27,272	27,272	—	—	—
Bank deposits	10,406	8,879	1,499	28	—
Short-term debt	306	306	—	—	—
Long-term debt	31,184	2,340	4,773	5,932	18,139
Collateral financing arrangements	6,696	64	127	127	6,378
Junior subordinated debt securities	10,191	258	517	516	8,900
Commitments to lend funds	12,537	11,215	710	55	557
Operating leases	2,151	366	517	303	965
Other	15,356	14,873	52	3	428

Total	$735,470	$115,820	$65,249	$54,573	$499,828

Future policy benefits — Future policy benefits include liabilities related to traditional whole life policies, term life policies, pension closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policy benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $1.4 billion have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $319.6 billion exceeds the liability amount of $173.4 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

For the majority of the Company’s insurance operations, estimated contractual obligations for future policy benefits and policyholder account balance liabilities as presented in the table above are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. (See “— Policyholder account balances” below.)

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

Excess interest reserves representing purchase accounting adjustments of $539 million, as well as $2.4 billion relating to embedded derivatives, have been excluded from amounts presented in the table above as they represent accounting conventions and not contractual obligations.

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

The sum of the estimated cash flows shown for all years in the table of $289.8 billion exceeds the liability amount of $211.0 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under “— Future policy benefits” above regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

Other policyholder liabilities — Other policyholder liabilities are comprised of other policy-related balances, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these balances are as follows:

a. Other policy-related balances includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, long-term care and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue and negative VOBA of $2.2 billion and $4.3 billion, respectively, have been excluded from the cash payments presented in the table above because they reflect accounting conventions and not contractual obligations. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policy-related balances is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the one year or less category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

b. Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the one year or less category at the amount of the liability presented in the consolidated balance sheet.

c. The nature of the policyholder dividend obligation is described in Note 18 of the Notes to the Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. This was presented to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

Payables for collateral under securities loaned and other transactions — The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $984 million at December 31, 2010.

Bank deposits — Bank deposits of $10.4 billion exceed the amount on the balance sheet of $10.3 billion due to the inclusion of estimated interest payments. Liquid deposits, including demand deposit accounts, money market accounts and savings accounts, are assumed to mature at carrying value within one year. Certificates of deposit are assumed to pay all interest and principal at maturity.

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

Short-term debt consists of borrowings with original maturities of one year or less carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the principal amounts due upon maturity plus the related interest for the period from January 1, 2011 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2011 through maturity. Interest on variable rate debt was computed using prevailing rates at December 31, 2010 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $3 million, $2 million, $0 and $27 million, in the one year or less, more than one year to three years, more than three years to five years and more than five years categories, respectively. Long-term debt presented in the table above excludes $6,820 million at December 31, 2010 of long-term debt relating to CSEs.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2011 through maturity. Interest on variable rate debt was computed using prevailing rates at December 31, 2010 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Junior subordinated debt securities bear interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rates on the obligations for the period from January 1, 2011 through the scheduled redemption dates as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity dates would increase the contractual obligation by $7.7 billion.

Commitments to lend funds — The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category in the table above. See “— Off-Balance Sheet Arrangements.”

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

Other — Includes other miscellaneous contractual obligations of $32 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the one year or less category.

The other liabilities presented in the table above differ from the amount presented in the consolidated balance sheet by $5.0 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $175 million to be made by the Company to our pension plan in 2011 and the discretionary contributions of $120 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2011. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and related accrued interest of $810 million and $221 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations were not material to its consolidated results of operations or financial position at December 31, 2010.

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

It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, the Holding Company and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, if endorsed and adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Financial and Economic Environment— Regulatory Changes.”

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.
RBC Ratios — Bank Holding Company

			Regulatory	Regulatory
	December 31,		Requirements	Requirements
	2010	2009	Minimum	“Well Capitalized”

Total RBC Ratio	8.52%	9.88%	8.00%	10.00%
Tier 1 RBC Ratio	8.21%	9.44%	4.00%	6.00%
Tier 1 Leverage Ratio	5.11%	5.71%	4.00%	n/a

MetLife Bank
RBC Ratios — Bank

			Regulatory	Regulatory
	December 31,		Requirements	Requirements
	2010	2009	Minimum	“Well Capitalized”

Total RBC Ratio	15.00%	13.41%	8.00%	10.00%
Tier 1 RBC Ratio	14.16%	12.16%	4.00%	6.00%
Tier 1 Leverage Ratio	7.14%	6.64%	4.00%	5.00%

Summary of Primary Sources and Uses of Liquidity and Capital.  For information regarding the primary sources and uses of Holding Company liquidity and capital, see “— The Company — Capital — Summary of Primary Sources and Uses of Liquidity and Capital.”

Liquidity and Capital

Liquidity and capital are managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and are provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through credit and committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company’s liquidity and capital management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile and capital structure. A disruption in the financial markets could limit the Holding Company’s access to liquidity.

The Holding Company’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “— The Company — Capital — Rating Agencies.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2011	2010			2009		2008
	Permitted			Permitted		Permitted			Permitted
	w/o			w/o		w/o			w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)	Approval (3)	Paid (2)		Approval (3)
				(In millions)

Metropolitan Life Insurance Company	$1,321	$631	(4)	$1,262	$—	$552	$1,318	(5)	$1,299
American Life Insurance Company (6)	$661	$—		$511	N/A	N/A	N/A		N/A
MetLife Insurance Company of Connecticut	$517	$330		$659	$—	$714	$500		$1,026
Metropolitan Property and Casualty Insurance Company	$—	$260		$—	$300	$9	$300		$—
Metropolitan Tower Life Insurance Company	$80	$569	(7)	$93	$—	$88	$277	(8)	$113

(1)	Reflects dividend amounts that may be paid during 2011 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2011, some or all of such dividends may require regulatory approval.

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to the Holding Company of $399 million.

(5)	Consists of shares of RGA stock distributed by MLIC to the Holding Company as an in-kind dividend of $1,318 million.

(6)	Reflects dividends permitted to be paid and the respective dividends paid since the Acquisition Date. See Note 2 to the Notes to the Consolidated Financial Statements.

(7)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend of $475 million.

(8)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend of $164 million.

In addition to the amounts presented in the table above, for the years ended December 31, 2010, 2009 and 2008, cash dividends in the aggregate amount of $0, $215 million and $235 million, respectively, were paid to the Holding Company.

The dividend capacity of non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the non-U.S. operations, including the Japan branch of American Life, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of the operations of the non-U.S. operations, or for other reasons. Most of the non-U.S. subsidiaries are second tier subsidiaries and are not directly owned by the Holding Company. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow into the Holding Company.

The Company’s management actively manages its target and excess capital levels and dividend flows on a pro-active basis and forecasts local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. Management of the Holding Company cannot provide assurances that the Holding Company’s subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See Note 18 of the Notes to the Consolidated Financial Statements.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At December 31, 2010 and 2009, the Holding Company had $2.8 billion and $3.8 billion, respectively, in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At December 31, 2010 and 2009, the Holding Company had pledged $362 million and $289 million, respectively, of liquid assets under collateral support agreements.

Shelf Registration.  In November 2010, the Holding Company filed a shelf registration statement (the “2010 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), which was automatically effective upon filing, in accordance with SEC rules. SEC rules also allow for pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies, such as the Holding Company, which qualify as “Well-Known Seasoned Issuers.” The 2010 Shelf Registration Statement registered an unlimited amount of debt and equity securities and replaces the shelf registration statement that the Holding Company filed in November 2007, which expired in the fourth quarter of 2010. The terms of any offering will be established at the time of the offering.

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

Long-term Debt.  The following table summarizes the outstanding long-term debt of the Holding Company at:

	December 31,
	2010		2009
	(In millions)

Long-term debt — unaffiliated	$16,258		$10,458
Long-term debt — affiliated	$665	(1)	$500
Collateral financing arrangements	$2,797		$2,797
Junior subordinated debt securities	$1,748		$1,748

(1)	Includes $165 million of affiliated senior notes associated with bonds held by ALICO.

Short-term Debt.  MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. The Holding Company had no short-term debt outstanding at both December 31, 2010 and 2009. There was no short-term debt activity in 2010. During the years ended December 31, 2009 and 2008, the weighted average interest rate on short-term debt, comprised only of commercial paper, was 1.25% and 2.5%, respectively. During the year ended December 31, 2009, the average daily balance on short-term debt was $5 million, and the average days outstanding was 6 days.

Debt Issuances and Other Borrowings.  For information on debt issuances and other borrowings entered into by the Holding Company, see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Senior Notes.  The following table summarizes the Holding Company’s outstanding senior notes series by maturity date, excluding any premium or discount, at December 31, 2010:

Maturity Date	Principal	Interest Rate
	(In millions)

2011	$750	6.13%
2012	$400	5.38%
2012	$397	3-month LIBOR + .032%
2013	$500	5.00%
2013	$250	3-month LIBOR + 1.25%
2014	$350	5.50%
2014	$1,000	2.38%
2015	$1,000	5.00%
2016	$1,250	6.75%
2018	$1,035	6.82%
2018 (1)	$500	1.56%
2018 (2)	$500	2.46%
2019	$1,035	7.72%
2020	$729	5.25%
2021	$1,000	4.75%
2023 (1)	$500	1.56%
2024	$1,000	1.92%
2024	$673	5.38%
2032	$600	6.50%
2033	$200	5.88%
2034	$750	6.38%
2035	$1,000	5.70%
2041	$750	5.88%
2045 (2)	$500	2.46%

(1)	Represents one of two tranches comprising the Series C Debt Securities.

(2)	Represents one of two tranches comprising the Series E Debt Securities.

Collateral Financing Arrangements.  For information on collateral financing arrangements entered into by the Holding Company, see “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Credit and Committed Facilities.  At December 31, 2010, the Holding Company, along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2010, the Holding Company had outstanding $1.5 billion in letters of credit and no drawdowns against this facility. Remaining unused commitments were $2.5 billion at December 31, 2010.

The Holding Company maintains committed facilities with a capacity of $300 million. At December 31, 2010, the Holding Company had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at December 31, 2010. In addition, the Holding Company is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at December 31, 2010. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See Note 11 of the Notes to the Consolidated Financial Statements for further detail on these facilities.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at December 31, 2010 and 2009.

Preferred Stock, Convertible Preferred Stock, Common Stock and Equity Units.   For information on preferred stock, convertible preferred stock, common stock and common equity units issued by the Holding Company, see “— The Company — Liquidity and Capital Sources — Preferred Stock,” “— Convertible Preferred Stock,” “— Common Stock,” and “— Equity Units,” respectively.

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on preferred, convertible preferred and common stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its preferred, convertible preferred and common stock, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.

Acquisitions.  For information regarding the purchase price of the Acquisition, see “— The Company — Liquidity and Capital Uses — Acquisitions.”

Affiliated Capital Transactions.  During the years ended December 31, 2010, 2009 and 2008, the Holding Company invested an aggregate of $699 million (excludes the Acquisition), $986 million and $2.6 billion, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

			December 31,
Subsidiaries	Interest Rate	Maturity Date	2010	2009
			(In millions)

Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	—	300
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,275	$1,575

Debt Repayments.  The Holding Company intends to either repay all or refinance in whole or in part the debt that is due in December 2011. See “— The Holding Company — Liquidity and Capital Sources — Senior Notes.”

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In November 2010, the Holding Company guaranteed the obligations of Exeter Reassurance Company, Ltd. (“Exeter”) in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

In January 2010, the Holding Company guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes certain group term life insurance issued by MLIC.

In December 2009, the Holding Company, in connection with MetLife Reinsurance Company of Vermont (“MRV”)’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

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

The Holding Company entered into a net worth maintenance agreement with Mitsui Sumitomo MetLife Insurance Company Limited (“MSI MetLife”), an investment in Japan of which the Holding Company owns 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSI

MetLife to have the amount of capital and surplus necessary for MSI MetLife to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSI MetLife as may be necessary to ensure that MSI MetLife has sufficient cash or other liquid assets to meet its payment obligations as they fall due. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Holding Company reached an agreement to sell its 50% interest in MSI MetLife to a third-party. Upon the close of such sale, the Holding Company’s obligations under the net worth maintenance agreement will terminate.

The Holding Company has guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSI MetLife, under which Exeter reinsures variable annuity business written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding any prior disposition of the Holding Company’s interest in MSI MetLife as described in Note 2 of the Notes to the Consolidated Financial Statements.

The Holding Company also guarantees the obligations of a number of its subsidiaries under credit facilities with third-party banks. See Note 11 of the Notes to the Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

See “Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See “Future Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements.

Subsequent Events

Dividends

On February 18, 2011, the Holding Company announced dividends of $0.2500000 per share, for a total of $6 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 7, 2011. Both dividends will be payable March 15, 2011 to shareholders of record as of February 28, 2011.

Credit Facility

On February 1, 2011, the Holding Company entered into a committed facility with a third-party bank to provide letters of credit for the benefit of MoRe, a captive reinsurance subsidiary, to address its short-term solvency needs based on guidance from the regulator. This one-year facility provides for the issuance of letters of credit in amounts up to $350 million. Under the facility, a letter of credit for $250 million was issued on February 2, 2011 and increased to $295 million on February 23, 2011, which management believes satisfies MoRe’s solvency requirements.

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

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee made up of the following voting members: the Chief Financial Officer, the Chief Investment Officer, the President of U.S. Business, the President of International and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Committee of the Company’s Board of Directors; with respect to credit risk, to the Investment Committee of the Company’s Board of Directors; and, reporting on various aspects of risk, to financial and non-financial senior management committees.

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity market.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Japanese yen and the Canadian dollar. The principal currencies that create foreign currency risk in the Company’s liabilities are the British pound, the Euro and the Swiss franc. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso, the Polish zloty, the Euro and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”

Equity Market.  The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity market risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The New York State Insurance Department regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity market risk is realized through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures.

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2010. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non-trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2010:

December 31, 2010
(In millions)

Non-trading:
Interest rate risk	$5,358
Foreign currency exchange rate risk	$3,669
Equity market risk	$14
Trading:
Interest rate risk	$24
Foreign currency exchange rate risk	$346

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$327,284	$(5,961)
Equity securities		3,606	—
Trading and other securities		18,589	(25)
Mortgage loans:
Held-for-investment		60,846	(355)
Held-for-sale		3,321	(24)

Mortgage loans, net		64,167	(379)
Policy loans		13,406	(179)
Real estate joint ventures (1)		482	—
Other limited partnership interests (1)		1,619	—
Short-term investments		9,387	(2)
Other invested assets:
Mortgage servicing rights		950	70
Other		1,490	—
Cash and cash equivalents		13,046	(2)
Accrued investment income		4,381	—
Premiums, reinsurance and other receivables		4,048	(331)
Other assets		453	(9)
Net embedded derivatives within asset host contracts (2)		185	(17)
Mortgage loan commitments	$3,754	(17)	(13)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,437	—	—

Total Assets			$(6,848)

Liabilities:
Policyholder account balances		$152,850	$849
Payables for collateral under securities loaned and other transactions		27,272	—
Bank deposits		10,371	5
Short-term debt		306	—
Long-term debt		21,892	361
Collateral financing arrangements		4,757	(9)
Junior subordinated debt securities		3,461	160
Other liabilities:
Trading liabilities		46	1
Other		2,777	—
Net embedded derivatives within liability host contracts (2)		2,634	1,515

Total Liabilities			$2,882

Derivative Instruments:
Interest rate swaps	$54,803	$1,138	$(1,254)
Interest rate floors	$23,866	564	(67)
Interest rate caps	$35,412	175	57
Interest rate futures	$9,385	26	20
Interest rate options	$8,761	121	(8)
Interest rate forwards	$10,374	(29)	(32)
Synthetic GICs	$4,397	—	—
Foreign currency swaps	$17,626	334	(12)
Foreign currency forwards	$10,443	28	1
Currency futures	$493	2	—
Currency options	$5,426	50	—
Non-derivative hedging instruments	$169	(185)	—
Credit default swaps	$10,957	69	—
Credit forwards	$90	(1)	—
Equity futures	$8,794	12	—
Equity options	$33,688	646	(96)
Variance swaps	$18,022	80	(9)
Total rate of return swaps	$1,547	—	(16)

Total Derivative Instruments			$(1,416)

Net Change			$(5,382)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $1,325 million, or 33%, to $5,382 million at December 31, 2010 from $4,057 million at December 31, 2009. Excluding the Acquisition which increased risk by $647 million, the quantitative measure of risk increased by $678 million or 17% at December 31, 2010 from December 31, 2009. The increase in risk is due to a change in the net assets and liabilities bases of $641 million. In addition, an increase of $954 million was due to the use of derivatives employed by the Company ($445 million), an increase in the duration of the investment portfolio ($389 million), and an increase in premiums, reinsurance and other receivables ($120 million). This increase in risk was partially offset by a decrease in interest rates across the long end of the Swaps and U.S. Treasury curves resulting in a decrease of $424 million. Additionally, net embedded derivatives within liability host contracts increased by $520 million, partially due to a change made in the second quarter of 2010 related to how the Company estimates the spread over the swap curve for purposes of determining the discount rate used to value those derivatives, which caused a corresponding decrease in risk. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$327,284	$(6,516)
Equity securities		3,606	(74)
Trading and other securities		18,589	(346)
Mortgage loans:
Held-for-investment		60,846	(414)
Held-for-sale		3,321	—

Mortgage loans, net		64,167	(414)
Policy loans		13,406	(199)
Short-term investments		9,387	(200)
Other invested assets:
Mortgage servicing rights		950	—
Other		1,490	(143)
Cash and cash equivalents		13,046	(139)
Accrued investment income		4,381	(11)
Premiums, reinsurance and other receivables		4,048	(16)

Total Assets			$(8,058)

Liabilities:
Policyholder account balances		$152,850	$3,255
Bank deposits		10,371	—
Long-term debt		21,892	37
Other liabilities		2,777	9
Net embedded derivatives within liability host contracts (2)		2,634	437

Total Liabilities			$3,738

Derivative Instruments:
Interest rate swaps	$54,083	$1,138	$(17)
Interest rate floors	$23,866	564	—
Interest rate caps	$35,412	175	—
Interest rate futures	$9,385	26	(2)
Interest rate options	$8,761	121	(2)
Interest rate forwards	$10,374	(29)	—
Synthetic GICs	$4,397	—	—
Foreign currency swaps	$17,626	334	271
Foreign currency forwards	$10,443	28	73
Currency futures	$493	2	(49)
Currency options	$5,426	50	107
Non-derivative hedging instruments	$169	(185)	—
Credit default swaps	$10,957	69	—
Credit forwards	$90	(1)	—
Equity futures	$8,794	12	2
Equity options	$33,688	646	(77)
Variance swaps	$18,022	80	(1)
Total rate of return swaps	$1,547	—	—

Total Derivative Instruments			$305

Net Change			$(4,015)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $3,124 million, to $4,015 million at December 31, 2010 from $891 million at December 31, 2009. Excluding the Acquisition which increased risk by $2,646 million, the foreign currency exchange risk has increased by $478 million or 54% at December 31, 2010 from December 31, 2009. This change was due to an increase in exchange rate risk relating to fixed maturity securities of $722 million due to higher exposures primarily within the British pound and the Euro and to the sale of the pension closeout business in the U.K. Additionally, a decrease in the foreign exposure related to long-term debt and PABs contributed $66 million and $41 million, respectively, to the increase. This was partially offset by an increase in the foreign exposure related to net embedded derivatives within liability host contracts and the use of derivatives employed by the Company of $315 million and $101 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,606	$(355)
Other invested assets:
Net embedded derivatives within asset host contracts (2)		185	11

Total Assets			$(344)

Liabilities:
Policyholder account balances		$152,850	$—
Bank deposits		10,371	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		2,634	(456)

Total Liabilities			$(456)

Derivative Instruments:
Interest rate swaps	$54,803	$1,138	$—
Interest rate floors	$23,866	564	—
Interest rate caps	$35,412	175	—
Interest rate futures	$9,385	26	—
Interest rate options	$8,761	121	—
Interest rate forwards	$10,374	(29)	—
Synthetic GICs	$4,397	—	—
Foreign currency swaps	$17,626	334	—
Foreign currency forwards	$10,443	28	—
Currency futures	$493	2	—
Currency options	$5,426	50	—
Non-derivative hedging instruments	$169	(185)	—
Credit default swaps	$10,957	69	—
Credit forwards	$90	(1)	—
Equity futures	$8,794	12	3
Equity options	$33,688	646	628
Variance swaps	$18,022	80	—
Total rate of return swaps	$1,547	—	155

Total Derivative Instruments			$786

Net Change			$(14)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity market risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	During the fourth quarter of 2010, the analysis of the impact of a 10% change (increase or decrease) in equity market rates determined that due to the inclusion of ALICO, a decrease of 10% had the most adverse effect on our equity risk while the prior year end’s analysis of equity market rates shows an increase of 10% had the most adverse effect.

Equity price risk decreased by $204 million to $14 million at December 31, 2010 from $218 million at December 31, 2009. Excluding the Acquisition which shifted the impact of a 10% change to a decrease in the equity market rates, the equity price risk has decreased by $191 million at December 31, 2010 from December 31, 2009. This decrease is primarily due to a change of $210 million attributed to the use of derivatives employed by the Company to hedge its equity exposures. Additionally, an increase in the net exposures related to net embedded derivatives within liability host contracts of $42 million contributed to the decrease. This was partially offset by a decrease of $60 million in equity securities. The remainder of the fluctuation is attributable to numerous insignificant items.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009, and changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 24, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 24, 2011

MetLife, Inc.

Consolidated Balance Sheets
December 31, 2010 and 2009

(In millions, except share and per share data)

	2010	2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $320,008 and $229,709, respectively; includes $3,330 and $3,171, respectively, relating to variable interest entities)	$327,284	$227,642
Equity securities available-for-sale, at estimated fair value (cost: $3,625 and $3,187, respectively)	3,606	3,084
Trading and other securities, at estimated fair value (includes $463 and $420 of actively traded securities, respectively; and $387 and $0, respectively, relating to variable interest entities)	18,589	2,384
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $664 and $721, respectively; includes $6,840 and $0, respectively, at estimated fair value, relating to variable interest entities)	59,055	48,181
Held-for-sale, principally at estimated fair value	3,321	2,728

Mortgage loans, net	62,376	50,909
Policy loans	11,914	10,061
Real estate and real estate joint ventures (includes $10 and $18, respectively, relating to variable interest entities)	8,030	6,896
Other limited partnership interests (includes $298 and $236, respectively, relating to variable interest entities)	6,416	5,508
Short-term investments, principally at estimated fair value	9,387	8,374
Other invested assets, principally at estimated fair value (includes $104 and $137, respectively, relating to variable interest entities)	15,430	12,709

Total investments	463,032	327,567
Cash and cash equivalents, principally at estimated fair value (includes $69 and $68, respectively, relating to variable interest entities)	13,046	10,112
Accrued investment income (includes $34 and $0, respectively, relating to variable interest entities)	4,381	3,173
Premiums, reinsurance and other receivables (includes $2 and $0, respectively, relating to variable interest entities)	19,830	16,752
Deferred policy acquisition costs and value of business acquired	27,307	19,256
Current income tax recoverable	—	316
Deferred income tax assets	—	1,228
Goodwill	11,781	5,047
Other assets (includes $6 and $16, respectively, relating to variable interest entities)	8,192	6,822
Separate account assets	183,337	149,041

Total assets	$730,906	$539,314

Liabilities and Equity
Liabilities
Future policy benefits	$173,373	$135,879
Policyholder account balances	211,020	138,673
Other policy-related balances	15,806	8,446
Policyholder dividends payable	830	761
Policyholder dividend obligation	876	—
Payables for collateral under securities loaned and other transactions	27,272	24,196
Bank deposits	10,316	10,211
Short-term debt	306	912
Long-term debt (includes $6,902 and $64, respectively, at estimated fair value, relating to variable interest entities)	27,586	13,220
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,191	3,191
Current income tax payable	316	—
Deferred income tax liability	1,881	—
Other liabilities (includes $93 and $26, respectively, relating to variable interest entities)	20,386	15,989
Separate account liabilities	183,337	149,041

Total liabilities	681,793	505,816

Contingencies, Commitments and Guarantees (Note 16)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	117	—

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 6,857,000 shares issued and outstanding at December 31, 2010	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 989,031,704 and 822,359,818 shares issued at December 31, 2010 and 2009, respectively; 985,837,817 and 818,833,810 shares outstanding at December 31, 2010 and 2009, respectively	10	8
Additional paid-in capital	26,423	16,859
Retained earnings	21,363	19,501
Treasury stock, at cost; 3,193,887 and 3,526,008 shares at December 31, 2010 and 2009, respectively	(172)	(190)
Accumulated other comprehensive income (loss)	1,000	(3,058)

Total MetLife, Inc.’s stockholders’ equity	48,625	33,121
Noncontrolling interests	371	377

Total equity	48,996	33,498

Total liabilities and equity	$730,906	$539,314

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

(In millions, except per share data)

	2010	2009	2008

Revenues
Premiums	$27,394	$26,460	$25,914
Universal life and investment-type product policy fees	6,037	5,203	5,381
Net investment income	17,615	14,837	16,289
Other revenues	2,328	2,329	1,586
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(682)	(2,439)	(1,296)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	212	939	—
Other net investment gains (losses)	78	(1,406)	(802)

Total net investment gains (losses)	(392)	(2,906)	(2,098)
Net derivative gains (losses)	(265)	(4,866)	3,910

Total revenues	52,717	41,057	50,982

Expenses
Policyholder benefits and claims	29,545	28,336	27,437
Interest credited to policyholder account balances	4,925	4,849	4,788
Policyholder dividends	1,486	1,650	1,751
Other expenses	12,803	10,556	11,947

Total expenses	48,759	45,391	45,923

Income (loss) from continuing operations before provision for income tax	3,958	(4,334)	5,059
Provision for income tax expense (benefit)	1,181	(2,015)	1,580

Income (loss) from continuing operations, net of income tax	2,777	(2,319)	3,479
Income (loss) from discontinued operations, net of income tax	9	41	(201)

Net income (loss)	2,786	(2,278)	3,278
Less: Net income (loss) attributable to noncontrolling interests	(4)	(32)	69

Net income (loss) attributable to MetLife, Inc.	2,790	(2,246)	3,209
Less: Preferred stock dividends	122	122	125

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$3,084

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.01	$(2.94)	$4.60

Diluted	$2.99	$(2.94)	$4.54

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.02	$(2.89)	$4.19

Diluted	$3.00	$(2.89)	$4.14

Cash dividends per common share	$0.74	$0.74	$0.74

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity
For the Year Ended December 31, 2010

(In millions)

							Accumulated Other Comprehensive Income (Loss)
							Net		Foreign	Defined	Total
		Convertible		Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests (1)	Equity

Balance at December 31, 2009	$1	$—	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(12)		31	11			30		30

Balance at January 1, 2010	1	—	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(10)		10				—		—
Convertible preferred stock issuance		—		2,805							2,805		2,805
Common stock issuance — newly issued shares related to business acquisition			2	6,727							6,729		6,729
Issuance of stock purchase contracts related to common equity units				(69)							(69)		(69)
Stock-based compensation				101		18					119		119
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(784)						(784)		(784)
Change in equity of noncontrolling interests												(9)	(9)
Comprehensive income (loss):
Net income (loss)					2,790						2,790	(2)	2,788
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							11				11		11
Unrealized investment gains (losses), net of related offsets and income tax							4,121	136			4,257	(3)	4,254
Foreign currency translation adjustments, net of income tax									(358)		(358)	8	(350)
Defined benefit plans adjustment, net of income tax										96	96		96

Other comprehensive income (loss)											4,006	5	4,011

Comprehensive income (loss)											6,796	3	6,799

Balance at December 31, 2010	$1	$—	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of ($2) million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)
For the Year Ended December 31, 2009

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of change in accounting principle, net of income tax (Note 1)				76			(76)			—		—
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			(7)		14					7		7
Stock-based compensation			20		32					52		52
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(610)						(610)		(610)
Change in equity of noncontrolling interests											169	169
Comprehensive income (loss):
Net income (loss)				(2,246)						(2,246)	(32)	(2,278)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(116)				(116)		(116)
Unrealized investment gains (losses), net of related offsets and income tax						11,863	(437)			11,426	(11)	11,415
Foreign currency translation adjustments, net of income tax								63		63		63
Defined benefit plans adjustment, net of income tax									(102)	(102)		(102)

Other comprehensive income (loss)										11,271	(11)	11,260

Comprehensive income (loss)										9,025	(43)	8,982

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)
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

MetLife, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$2,786	$(2,278)	$3,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	585	520	375
Amortization of premiums and accretion of discounts associated with investments, net	(1,078)	(967)	(939)
(Gains) losses on investments and derivatives and from sales of businesses, net	854	7,715	(1,127)
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	(430)	1,118	679
Interest credited to policyholder account balances	4,925	4,852	4,911
Interest credited to bank deposits	137	163	166
Universal life and investment-type product policy fees	(6,037)	(5,218)	(5,462)
Change in trading and other securities	(1,369)	(1,152)	(418)
Change in residential mortgage loans held-for-sale, net	(487)	(800)	(1,946)
Change in mortgage servicing rights	(165)	(687)	(185)
Change in accrued investment income	(206)	(110)	428
Change in premiums, reinsurance and other receivables	(1,023)	(1,653)	(1,929)
Change in deferred policy acquisition costs, net	(541)	(1,837)	545
Change in income tax recoverable (payable)	1,292	(2,614)	920
Change in other assets	1,948	(660)	5,737
Change in insurance-related liabilities and policy-related balances	6,489	6,401	5,307
Change in other liabilities	(315)	865	163
Other, net	631	145	199

Net cash provided by operating activities	7,996	3,803	10,702

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	86,529	64,428	102,250
Equity securities	1,371	2,545	2,707
Mortgage loans	6,361	5,769	6,077
Real estate and real estate joint ventures	322	43	140
Other limited partnership interests	522	947	593
Purchases of:
Fixed maturity securities	(100,713)	(83,940)	(86,874)
Equity securities	(949)	(1,986)	(1,494)
Mortgage loans	(8,967)	(4,692)	(10,096)
Real estate and real estate joint ventures	(786)	(579)	(1,170)
Other limited partnership interests	(1,008)	(803)	(1,643)
Cash received in connection with freestanding derivatives	1,814	3,292	8,168
Cash paid in connection with freestanding derivatives	(2,548)	(5,393)	(6,454)
Sales of businesses, net of cash and cash equivalents disposed of $0, $180 and $0, respectively	—	(50)	(4)
Disposal of subsidiary	—	(19)	(313)
Purchases of businesses, net of cash and cash equivalents acquired of $4,175, $0 and $314, respectively	(3,021)	—	(469)
Net change in policy loans	(225)	(259)	(467)
Net change in short-term investments	3,033	5,534	(11,269)
Net change in other invested assets	137	1,388	(2,206)
Other, net	(186)	(160)	(147)

Net cash used in investing activities	$(18,314)	$(13,935)	$(2,671)

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

	2010	2009	2008

Cash flows from financing activities
Policyholder account balances:
Deposits	$74,296	$77,517	$70,051
Withdrawals	(69,739)	(79,799)	(56,406)
Net change in payables for collateral under securities loaned and other transactions	3,076	(6,863)	(13,077)
Net change in bank deposits	(32)	3,164	2,185
Net change in short-term debt	(606)	(1,747)	1,992
Long-term debt issued	5,090	2,961	339
Long-term debt repaid	(1,061)	(555)	(422)
Collateral financing arrangements issued	—	105	310
Cash received in connection with collateral financing arrangements	—	775	—
Cash paid in connection with collateral financing arrangements	—	(400)	(800)
Junior subordinated debt securities issued	—	500	750
Debt issuance costs	(14)	(30)	(34)
Common stock issued, net of issuance costs	3,576	—	290
Common stock issued to settle stock forward contracts	—	1,035	—
Treasury stock acquired in connection with share repurchase agreements	—	—	(1,250)
Treasury stock issued in connection with common stock issuance, net of issuance costs	—	—	1,936
Treasury stock issued to settle stock forward contracts	—	—	1,035
Dividends on preferred stock	(122)	(122)	(125)
Dividends on common stock	(784)	(610)	(592)
Other, net	(299)	(34)	7

Net cash provided by (used in) financing activities	13,381	(4,103)	6,189

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(129)	108	(349)

Change in cash and cash equivalents	2,934	(14,127)	13,871
Cash and cash equivalents, beginning of year	10,112	24,239	10,368

Cash and cash equivalents, end of year	$13,046	$10,112	$24,239

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$32	$407

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$32

Cash and cash equivalents, from continuing operations, beginning of year	$10,112	$24,207	$9,961

Cash and cash equivalents, from continuing operations, end of year	$13,046	$10,112	$24,207

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$1,489	$989	$1,107

Income tax	$(23)	$397	$27

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$125,689	$—	$2,083
Liabilities assumed	(109,267)	—	(1,300)
Redeemable and non-redeemable noncontrolling interests assumed	(130)	—	—

Net assets acquired	16,292	—	783
Cash paid, excluding transaction costs of $88, $0 and $0, respectively	(7,196)	—	(783)
Other purchase price adjustments	98	—	—

Securities issued	$9,194	$—	$—

Disposal of subsidiary:
Assets disposed	$—	$—	$22,135
Liabilities disposed	—	—	(20,689)

Net assets disposed	—	—	1,446
Cash disposed	—	—	270
Transaction costs, including cash paid of $0, $19 and $43, respectively	—	2	60
Treasury stock received in common stock exchange	—	—	(1,318)

Loss on disposal of subsidiary	$—	$2	$458

Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$32	$32

Long-term debt issued	$—	$1,035	$1,035

Junior subordinated debt securities redeemed	$—	$1,067	$1,067

Purchase money mortgage loans on sales of real estate joint ventures	$2	$93	$—

Fixed maturity securities received in connection with insurance contract commutation	$—	$—	$115

Real estate and real estate joint ventures acquired in satisfaction of debt	$93	$211	$1

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia Pacific and Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

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

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from ALICO Holdings LLC (“ALICO Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG, (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”) for a total purchase price of $16.4 billion. The Acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that the consideration transferred be measured at fair value at the Acquisition Date and that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. In addition, acquisition-related transaction costs are expensed as incurred. Any excess of the purchase price consideration over the assigned values of the net assets acquired is recorded as goodwill. ALICO’s fiscal year-end is November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of ALICO as of November 30, 2010 and the operating results of ALICO from the Acquisition Date through November 30, 2010. See Note 2.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of ($4,866) million and $3,910 million to net derivative gains (losses) in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively;

•	Reclassification from net change in other invested assets of $3,292 million and $8,168 million to cash received in connection with freestanding derivatives and ($5,393) million and ($6,454) million to cash paid in connection with freestanding derivatives, all within cash flows from investing activities, in the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, respectively; and

•	Realignment that affected assets, liabilities and results of operations on a segment basis with no impact to the consolidated results. See Note 22.

See Note 23 for reclassifications related to discontinued operations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value of an asset, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

In addition, the Company elected the fair value option (“FVO”) for certain of its financial instruments to better match measurement of assets and liabilities in the consolidated statements of operations.

Investments

The accounting policies for the Company’s principal investments are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value.

Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded in net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities (“ABS”). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized in Note 3 “— Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale.” An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below cost or amortized cost recovers; (vii) with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and ABS; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses as described in “— Adoption of New Accounting Pronouncements — Financial Instruments.” The guidance requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exist, the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded in other comprehensive income (loss). There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings. The Company does not make any adjustments for subsequent recoveries in value.

Prior to the adoption of the OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. Also, prior to the adoption of this guidance, the entire difference between the fixed maturity security’s amortized cost basis and its estimated fair value was recognized in earnings if it was determined to have an OTTI.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company’s methodology and significant inputs used to determine the amount of the credit loss on fixed maturity securities under the OTTI guidance are as follows:

(i)	The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

(ii)	When determining the collectability and the period over which value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

(iii)	Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

(iv)	When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process which incorporates available information and management’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

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

The Company purchases and receives beneficial interests in special purpose entities (“SPEs”), which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on fixed maturity securities. These investments are generally made through structured notes and similar instruments (collectively, “Structured Investment Transactions”). The Company has not guaranteed the performance, liquidity or obligations of the SPEs and its exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company does not consolidate such SPEs as it has determined it is not the primary beneficiary. These Structured Investment Transactions are included in fixed maturity

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

securities and their investment income is generally recognized using the retrospective interest method. Impairments of these investments are included in net investment gains (losses). In addition, the Company has invested in certain structured transactions that are VIEs. These structured transactions include reinsurance trusts, asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests, and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

Trading and Other Securities.  Trading and other securities are stated at estimated fair value. Trading and other securities include investments that are actively purchased and sold (“Actively Traded Securities”). These Actively Traded Securities are principally fixed maturity securities. Short sale agreement liabilities related to Actively Traded Securities, included in other liabilities, are also stated at estimated fair value. Trading and other securities also includes securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. Changes in estimated fair value of such trading and other securities subsequent to purchase are included in net investment income. FVO Securities also include securities held by consolidated securitization entities (“CSEs”) (former qualifying special purpose entities (“QSPEs”)) with changes in estimated fair value subsequent to consolidation included in net investment gains (losses). Interest and dividends related to all trading and other securities are included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. At the inception of a loan, the Company obtains collateral, generally cash, in an amount at least equal to 102% of the estimated fair value of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with brokerage firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans — Mortgage Loans Held-For-Investment.  For the purposes of determining valuation allowances the Company disaggregates its mortgage loan investments into three portfolio segments: (1) commercial, (2) agricultural, and (3) residential. The accounting and valuation allowance policies that are applicable to all portfolio segments are presented below, followed by the policies applicable to both commercial and agricultural loans, which are very similar, as well as policies applicable to residential loans.

Commercial, Agricultural and Residential Mortgage Loans — Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Interest ceases to accrue when collection of interest is not considered probable and/or when interest or principal payments are past due as follows: commercial — 60 days; and agricultural and residential — 90 days, unless, in the case of a residential loan, it is both well-secured and in the process of collection. When a loan is placed on non-accrual status, uncollected

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

past due interest is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. Cash receipts on non-accruing loans are recorded in accordance with the loan agreement as a reduction of principal and/or interest income. Charge-offs occur upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes that uncollectability is other-than-temporary. Gain or loss upon charge-off is recorded, net of previously established valuation allowances, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded as an increase to the valuation allowance, unless the valuation allowance adequately provides for expected credit losses; then the recovery is recorded in net investment gains (losses). Gains and losses from sales of loans and increases or decreases to valuation allowances are recorded in net investment gains (losses).

Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. The Company typically uses ten years, or more, of historical experience, in these evaluations. These evaluations are revised as conditions change and new information becomes available.

Commercial and Agricultural Mortgage Loans — All commercial and agricultural loans are monitored on an ongoing basis for potential credit losses. For commercial loans, these ongoing reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk commercial and agricultural loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above for all loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the Company’s primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The values utilized in calculating these ratios are developed in connection with the ongoing review of the commercial loan portfolio and are routinely updated.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For agricultural loans, the Company’s primary credit qualify indicator is the loan-to-value ratio. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The values utilized in calculating these ratios are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Residential Mortgage Loans — The Company’s residential loan portfolio is comprised primarily of closed end, amortizing residential loans and home equity lines of credit and it does not hold any optional adjustable rate mortgages, sub-prime, or low teaser rate loans.

In contrast to the commercial and agricultural loan portfolios, residential loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.

For residential loans, the Company’s primary credit quality indicator is whether the loan is performing or non-performing. The Company generally defines non-performing residential loans as those that are 90 or more days past due and/or in non-accrual status. The determination of performing or non-performing status is assessed monthly. Generally, non-performing residential loans have a higher risk of experiencing a credit loss.

Also included in mortgage loans held-for-investment are commercial mortgage loans held by CSEs that were consolidated by the Company on January 1, 2010 upon the adoption of new guidance. The Company elected FVO for these commercial mortgage loans, and thus they are stated at estimated fair value with changes in estimated fair value subsequent to consolidation recognized in net investment gains (losses).

Mortgage Loans — Mortgage Loans Held-For-Sale.  Mortgage loans held-for-sale primarily include residential mortgage loans which are originated with the intent to sell and for which FVO was elected. These residential mortgage loans are stated at estimated fair value with subsequent changes in estimated fair value recognized in other revenue. This caption also includes mortgage loans previously designated as held-for-investment about which the Company has subsequently changed its intention. At the time of transfer to held-for-sale status, such mortgage loans are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. Amortized cost is determined in the same manner as for mortgage loans held-for-investment as described above. The amount by which amortized cost exceeds estimated fair value, less expected disposition costs, is recognized in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned in net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as these loans are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the policy.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is available and the contractual right exists to receive such financial information on a timely basis. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, leveraged leases, investments in insurance enterprise joint ventures, tax credit partnerships, funding agreements, mortgage servicing rights (“MSRs”) and funds withheld.

Freestanding derivatives with positive estimated fair values are described in the derivatives accounting policy which follows.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for under the equity method.

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

Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company records a funds withheld receivable rather than the underlying investments. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments and records it in net investment income.

Investments Risks and Uncertainties.  The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The estimated fair value of residential mortgage loans held-for-sale is determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans, or securities that are backed by similar loans, are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions. Valuation inputs and assumptions include generally observable items such as type and age of loan, loan interest rates, current market interest rates, and certain unobservable inputs, including assumptions regarding estimates of discount rates, loan prepayments and servicing costs, all of which are sensitive to changing market conditions. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows, may have a material effect on the estimated fair values of MSRs.

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and ABS, certain structured investment transactions, trading and other securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The accounting guidance for the determination of when an entity is a VIE and when to consolidate a VIE is complex and requires significant management judgment. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary.

For most VIEs, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads, and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios; (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities; and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

In a hedge of a net investment in a foreign operation, changes in the estimated fair value of the hedging derivative that are measured as effective are reported within other comprehensive income (loss) consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses).

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of guaranteed minimum income benefits (“GMIBs”). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.4 billion and $1.9 billion at December 31, 2010 and 2009, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.2 billion and $1.0 billion at December 31, 2010 and 2009, respectively. Related depreciation and amortization expense was $152 million, $152 million and $150 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $2.0 billion and $1.7 billion at December 31, 2010 and 2009, respectively. Accumulated amortization of capitalized software was $1.4 billion and $1.2 billion at December 31, 2010 and 2009, respectively. Related amortization expense was $189 million, $171 million and $153 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

DAC for credit, property and casualty insurance contracts, which is primarily composed of commissions and certain underwriting expenses, is amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

DAC and VOBA on life insurance, accident and health or investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, traditional group life insurance, credit insurance, non-medical health insurance, and accident and health insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC or VOBA is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews the deferred sales inducements to determine the recoverability of these balances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews VODA and VOCRA to determine the recoverability of these balances.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired which represents the future economic benefits arising from such net assets acquired that could not be individually identified. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Banking, Corporate & Other is allocated to reporting units within the Company’s segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple approach. When further corroboration is required, the Company uses a discounted cash flow approach. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, the Company also considers its market capitalization in relation to the aggregate estimated fair value of its reporting units.

The Company applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of its reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

During the 2010 impairment tests of goodwill, the Company concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 7 for further consideration of goodwill impairment testing during 2010.

Liability for Future Policy Benefits and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities, certain accident and health, and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis.

Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 12% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Participating business represented approximately 6% of the Company’s life insurance in-force at both December 31, 2010 and 2009. Participating policies represented approximately 26%, 28% and 27% of gross life insurance premiums for the years ended December 31, 2010, 2009 and 2008, respectively.

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 8% for domestic business and 1% to 12% for international business.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 11% for domestic business and 3% to 12% for international business.

Future policy benefit liabilities for non-medical health insurance, primarily related to domestic business, are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies as follows:

•	Guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder. Certain GMIBs have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in policyholder account balances as described below.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

GMWB, GMAB and certain GMIB are accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).

At inception of the GMWB, GMAB and certain GMIB contracts, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The estimated fair values of these embedded derivatives are then determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for the Holding Company’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to the Holding Company. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Policyholder account balances relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefits. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances for these contracts are equal to (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from 1% to 17% for domestic business and 1% to 38% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Other Policy-Related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, negative VOBA, policyholder dividends due and unpaid and policyholder dividends left on deposit.

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

For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability. The fair value of the in-force contract obligations is based on actuarial determined projections by each block of business. Negative VOBA is amortized over the policy period in proportion to the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as a contra-expense in other expenses in the consolidated statements of operations.

Also included in other policy-related balances are policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit. Such liabilities are presented at amounts contractually due to policyholders.

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies and long-duration accident and health and credit insurance policies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Premiums related to short-duration non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.

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

The portion of fees allocated to embedded derivatives described previously is recognized within net derivative gains (losses) as part of the estimated fair value of embedded derivatives.

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

For U.S. federal income tax purposes, the Company anticipates making an election under the Code Section 338 as it relates to the Acquisition. As such, the tax basis in the acquired assets and liabilities is adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

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

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (see Note 15) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for U.S. Subsidiaries and November 30 for most foreign Subsidiaries.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The expected postretirement plan benefit obligations (“EPBO”) represents the actuarial present value of all other postretirement benefits expected to be paid after retirement to employees and their dependents and is used in measuring the periodic postretirement benefit expense. The accumulated postretirement plan benefit obligations (“APBO”) represents the actuarial present value of future other postretirement benefits attributed to employee services rendered through a particular date and is the valuation basis upon which liabilities are established. The APBO is determined using a variety of actuarial assumptions, from which actual results may vary, as described below.

The Company recognizes the funded status of the PBO for pension plans and the APBO for other postretirement plans for each of its plans in the consolidated balance sheets. The actuarial gains or losses, prior service costs and credits and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs are charged, net of income tax, to accumulated other comprehensive income (loss).

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

The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firms, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Stock-Based Compensation

As more fully described in Note 18, the Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. The cost of all stock-based

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. With the exception of certain foreign operations, primarily Japan, where multiple functional currencies exist, the local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are charged or credited directly to other comprehensive income or loss, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares, or their equivalent, outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contracts. Under the treasury stock method, exercise or issuance of stock-based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 14, 18 and 20.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments which are directed by contractholders but do not meet one or more of the other above criteria are included in trading and other securities.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective December 31, 2010, the Company adopted new guidance regarding disclosures about the credit quality of financing receivables and valuation allowances for credit losses, including credit quality indicators. Such disclosures must be disaggregated by portfolio segment or class based on how a company develops its valuation allowances for credit losses and how it manages its credit exposure. The Company has provided all material required disclosures in its consolidated financial statements. Certain additional disclosures will be required for reporting periods beginning March 31, 2011 and certain disclosures relating to troubled debt restructurings have been deferred indefinitely.

Effective July 1, 2010, the Company adopted new guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine whether they require bifurcation and separate accounting.

As a result of the adoption of this guidance, the Company elected FVO for certain structured securities that were previously accounted for as fixed maturity securities. Upon adoption, the Company reclassified $50 million of securities from fixed maturity securities to trading and other securities. These securities had cumulative unrealized losses of $10 million, net of income tax, which was recognized as a cumulative effect adjustment to decrease

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

retained earnings with a corresponding increase to accumulated other comprehensive income (loss) as of July 1, 2010.

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a QSPE, eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires a quarterly reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity CMBS and equity security collateralized debt obligations. The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities classified as trading and other securities, $6,769 million of commercial mortgage loans and $6,822 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $42 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $426 million of net investment income on the consolidated assets, $411 million of interest expense in other expenses on the related long-term debt, and $6 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

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

As more fully described in “Summary of Significant Accounting Policies and Critical Accounting Estimates,” effective April 1, 2009, the Company adopted OTTI guidance. This guidance amends the previously used methodology for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The following pronouncements relating to financial instruments had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2009, the Company adopted prospectively an update on accounting for transfers of financial assets and repurchase financing transactions. This update provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions.

•	Effective December 31, 2008, the Company adopted guidance on the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. This new guidance more closely aligns the determination of whether an OTTI has occurred for a beneficial interest in a securitized financial asset with the original guidance for fixed maturity securities classified as available-for-sale or held-to-maturity.

•	Effective January 1, 2008, the Company adopted guidance relating to application of the shortcut method of accounting for derivative instruments and hedging activities. This guidance permits interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by current accounting guidance on fair value measurements, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace.

•	Effective January 1, 2008, the Company adopted guidance that permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. This guidance also includes certain terminology modifications. Upon adoption of this guidance, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Effective January 1, 2009, the Company adopted prospectively guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected future cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance.

Fair Value

Effective January 1, 2010, the Company adopted new guidance that requires new disclosures about significant transfers into and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3. In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted fair value measurements guidance which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied this guidance prospectively to assets and liabilities measured at fair value. The adoption of this guidance changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs, as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of this guidance also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain guarantees on variable annuity contracts. The change in valuation of embedded derivatives associated with guarantees on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s nonperformance risk in their valuation. At January 1, 2008, the impact of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

adopting the guidance on assets and liabilities measured at estimated fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of operations where it was presented in the respective statement of operations caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s nonperformance risk adjustment in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The Company provided all of the material disclosures in Note 5.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued guidance related to the FVO for financial assets and financial liabilities. This guidance permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The FVO is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected FVO on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities are presented as trading and other securities in the consolidated balance sheets with subsequent changes in estimated fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected FVO for certain of its existing single premium deferred annuities and the assets supporting such liabilities. FVO was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of this guidance by the Company and its Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of FVO resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

The following pronouncements relating to fair value had no material impact on the Company’s consolidated financial statements:

•	Effective September 30, 2008, the Company adopted guidance relating to the fair value measurements of financial assets when the market for those assets is not active. It provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

•	Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

•	Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance states that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value.

•	Effective April 1, 2009, the Company adopted guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

liabilities; and (ii) identifying transactions that are not orderly. The Company has provided all of the material disclosures in its consolidated financial statements.

•	Effective December 31, 2009, the Company adopted guidance on: (i) measuring the fair value of investments in certain entities that calculate NAV per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis.

•	Effective December 31, 2009, the Company adopted guidance on measuring liabilities at fair value. This guidance provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique).

Defined Benefit and Other Postretirement Plans

Effective December 31, 2009, the Company adopted guidance to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plans. This guidance requires an employer to disclose information about the valuation of plan assets similar to that required under other fair value disclosure guidance. The Company provided all of the material disclosures in its consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The Company has provided all of the material disclosures in its consolidated financial statements.

The following pronouncements had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2009, the Company adopted guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock.

•	Effective January 1, 2008, the Company adopted guidance on written loan commitments recorded at fair value through earnings. It provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the U.S. Securities and Exchange Commission (“SEC”) staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments.

•	Effective January 1, 2008, the Company prospectively adopted guidance on the sale of real estate when the agreement includes a buy-sell clause. This guidance addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity and concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Future Adoption of New Accounting Pronouncements

In December 2010, the FASB issued new guidance addressing when a business combination should be assumed to have occurred for the purpose of providing pro forma disclosure (Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations). Under the new guidance, if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include additional narratives. The guidance is effective for fiscal years beginning on or after December 15, 2010. The Company will apply the guidance prospectively on its accounting for future acquisitions and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued new guidance regarding goodwill impairment testing (ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts). This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for the first quarter of 2012. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2010, the FASB issued new guidance regarding accounting for investment funds determined to be VIEs (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contractholder is a related party. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	Acquisitions and Dispositions

2010 Acquisition of ALICO

Description of Transaction

On the Acquisition Date, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life from ALICO Holdings, a subsidiary of AIG, and DelAm from AIG for a total purchase price of $16.4 billion, which consisted of (i) cash of $7.2 billion (includes settlement of intercompany balances and certain other adjustments), and (ii) securities of MetLife, Inc. valued at $9.2 billion.

The $7.2 billion cash portion of the purchase price was funded through the issuance of common stock as described in Note 18, fixed and floating rate senior debt as described in Note 11 as well as cash on hand. The securities issued to ALICO Holdings included (a) 78,239,712 shares of MetLife, Inc.’s common stock; (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “Convertible Preferred Stock”) of MetLife, Inc.; and (c) 40 million common equity units

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of MetLife, Inc. (the “Equity Units”) with an aggregate stated amount at issuance of $3.0 billion, initially consisting of (i) three purchase contracts (the “Series C Purchase Contracts,” the “Series D Purchase Contracts” and the “Series E Purchase Contracts” and, together, the “Purchase Contracts”), obligating the holder to purchase, on specified future settlement dates, a variable number of shares of MetLife, Inc.’s common stock for a fixed price; and (ii) an interest in each of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities” and the “Series E Debt Securities,” and, together, the “Debt Securities”) issued by MetLife, Inc. Distributions on the Equity Units will be made quarterly, through contract payments on the Purchase Contracts and interest payments on the Debt Securities, initially at an aggregate annual rate of 5.00% (an average annual rate of 3.02% on the Purchase Contracts and an average annual rate of 1.98% on the Debt Securities) as described in Note 14.

ALICO is an international life insurance company, providing consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions in 54 countries. The Acquisition will significantly broaden the Company’s diversification by product, distribution and geography, meaningfully accelerate MetLife’s global growth strategy, and create the opportunity to build an international franchise leveraging the key strengths of ALICO. ALICO’s largest international market is Japan. As of December 31, 2010, the Japan operation’s total assets represented approximately 12% of the Company’s total assets.

Fair Value and Allocation of Purchase Price

The computation of total purchase consideration and the amounts recognized for each major class of assets acquired and liabilities assumed, based upon their respective fair values at the Acquisition Date, and the resulting goodwill, are presented below:

November 1, 2010
(In millions)

Cash	$6,800
MetLife, Inc.’s common stock (78,239,712 shares) (1)	3,200
MetLife, Inc.’s Convertible Preferred Stock (1),(2)	2,805
MetLife, Inc.’s Equity Units ($3.0 billion aggregate stated amount) (3)	3,189

Total cash paid and securities issued to ALICO Holdings	$15,994
Contractual purchase price adjustments (4)	396

Total purchase price	$16,390
Effective settlement of pre-existing relationships (5)	(186)
Contingent consideration (6)	88

Total purchase consideration for ALICO	$16,292

(1)	Fair value is based on the opening price of MetLife, Inc.’s common stock of $40.90 on the New York Stock Exchange (“NYSE”) on November 1, 2010.

(2)	Convertible into 68,570,000 shares of MetLife, Inc.’s common stock upon a favorable vote of MetLife, Inc.’s common stockholders before the first anniversary of the Acquisition Date. See Note 18.

(3)	The Equity Units include the Debt Securities and the Purchase Contracts that will settle in MetLife, Inc.’s common stock on specified future dates. See Note 14.

(4)	Relates to the cash settlement of intercompany balances prior to the Acquisition for amounts in excess of certain agreed-upon thresholds and certain other adjustments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(5)	Effective settlement of debt securities issued by MetLife, Inc. that are owned by ALICO and reduces the total purchase consideration.

(6)	Estimated fair value of potential payments related to the adequacy of reserves for guarantees on the fair value of a fund of assets backing certain United Kingdom (“U.K.”) unit-linked contracts.

The aggregate amount of MetLife, Inc.’s common stock to be issued to ALICO Holdings in connection with the transaction is expected to be between 214.6 million to 231.5 million shares, consisting of 78.2 million shares issued at closing, 68.6 million shares to be issued upon conversion of the Convertible Preferred Stock and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the Purchase Contracts forming part of the Equity Units. See Note 14. The ownership of the shares issued to ALICO Holdings is subject to an investor rights agreement, which grants to ALICO Holdings certain rights and sets forth certain agreements with respect to ALICO Holdings’ ownership of, voting on and transfer of the shares, including minimum holding periods and restrictions on the number of shares ALICO Holdings can sell at one time.

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the amounts recognized at fair value for each major class of assets acquired and liabilities assumed and the resulting goodwill as of the Acquisition Date.

November 1, 2010
(In millions)

Assets acquired:
Total investments	$101,036
Cash and cash equivalents	4,175
Accrued investment income	948
Premiums, reinsurance and other receivables	1,971
VOBA	9,210
Other assets	1,146
Separate account assets	244

Total assets	$118,730

Liabilities assumed:
Future policy benefits	$31,811
Policyholder account balances	66,652
Other policy-related balances	7,306
Current and deferred income tax liability	336
Other liabilities	2,918
Separate account liabilities	244

Total liabilities	$109,267

Redeemable noncontrolling interests in partially owned consolidated subsidiaries assumed	$109

Noncontrolling interests	(21)
Goodwill	6,959

Net assets acquired	$16,292

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired and liabilities assumed that could not be individually identified. The goodwill recorded as part of the Acquisition includes the expected synergies and other benefits that management believes will result from combining the operations of ALICO with the operations of MetLife, including further diversification in geographic mix and product offerings and an increase in distribution strength.

Of the $7.0 billion of goodwill, approximately $4.0 billion is estimated to be deductible for tax purposes. Of the $4.0 billion, approximately $573 million is estimated to be deductible for U.S. tax purposes prior to the completion of the anticipated restructuring of American Life’s foreign branches. See “—Branch Restructuring”. The goodwill resulting from the Acquisition was presented within the Company’s International segment.

Identified Intangibles

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of future profits embedded in acquired insurance annuity and investment-type contracts in-force at the Acquisition Date.

The value of VODA and VOCRA, included in other assets, reflects the estimated fair value of ALICO’s distribution agreements and customer relationships acquired at November 1, 2010 and will be amortized over the useful lives. Each year the Company will review VODA and VOCRA to determine the recoverability of these balances.

The use of discount rates was necessary to establish the fair value of VOBA and the identifiable intangibles. In selecting the appropriate discount rates, management considered its weighted average cost of capital, as well as the weighted average cost of capital required by market participants. The fair value of acquired liabilities was determined using risk free rates adjusted for a nonperformance risk premium. The nonperformance adjustment was determined by taking into consideration publicly available information relating to spreads in the secondary market for the Holding Company’s debt, including related credit default swaps. These observable spreads were then adjusted to reflect the priority of these liabilities, the claims paying ability of the insurance subsidiaries compared to the Holding Company and, as necessary, the relative credit spreads of the liabilities’ currencies of denomination as compared to USD spreads.

The fair values of business acquired, distribution agreements and customer relationships and the weighted average amortization periods are as follows as of November 1, 2010:

		Weighted Average
	November 1, 2010	Amortization Period
	(In millions)	(In years)

VOBA	$9,210	8.2
VODA and VOCRA	341	10.3

Total value of amortizable intangible assets acquired	$9,551	8.6

The estimated future amortization expense allocated to other expenses for the next five years for VOBA, VODA and VOCRA is $1,312 million in 2011, $1,076 million in 2012, $884 million in 2013, $759 million in 2014 and $653 million in 2015.

For certain acquired blocks of business, the estimated fair value of acquired liabilities exceeded the initial policy reserves assumed at November 1, 2010, resulting in a negative VOBA of $4.4 billion recorded at the Acquisition Date. Negative VOBA is recorded in other policy-related balances. The fair value of the in-force contract obligations was based on actuarially determined projections for each block of business. Negative VOBA is amortized over the policy period in proportion to premiums or the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as a contra-expense in other expenses.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Trademark Assets

In connection with the Acquisition, the Company recognized $47 million in trademark assets recorded in other assets. The fair value of the trademark assets will be recognized ratably over their expected useful lives which is generally between five to ten years.

Indemnification Assets and Contingent Consideration

The stock purchase agreement dated as of March 7, 2010, as amended by and among MetLife, Inc., AIG and ALICO Holdings (the “Stock Purchase Agreement”) and related agreements include indemnification provisions that allocate the risk of losses arising out of contingencies or other uncertainties that existed as of the Acquisition Date in accordance with the terms, and subject to the limitations and procedures, provided by such provisions. As applicable, the Company recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item. The Company recognized the following indemnification assets and contingencies as of the Acquisition Date in accordance with the indemnification provisions of the Stock Purchase Agreement and related agreements:

Investments — The Company established indemnification assets for the fair value of amounts expected to be recovered from defaults of certain fixed maturity securities, CMBS and mortgage loans. These indemnification assets are included in other invested assets at December 31, 2010.

Litigation — The Company established indemnification assets associated with certain settlements expected to be made in connection with the suspension of withdrawals from certain unit-linked funds offered to certain policyholders. These indemnification assets are included in other assets at December 31, 2010.

Section 338 Elections — MetLife, Inc. and American Life will be fully indemnified by ALICO Holdings for all taxes and any interest and penalties resulting from anticipated elections to be made with respect to American Life and its subsidiaries under Section 338(h)(10) and Section 338(g) of the Code. This indemnification asset is included in premiums, reinsurance and other receivables at December 31, 2010.

The Company recognized an aggregate amount of $574 million for indemnification assets as of the Acquisition Date in accordance with the indemnification provisions of the Stock Purchase Agreement and related agreements.

Contingent Consideration — American Life has guaranteed that the fair value of a fund of assets backing certain U.K. unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. In accordance with the provisions of the Stock Purchase Agreement if the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million AIG will pay the difference to American Life and conversely, if the shortfall at July 1, 2012 is less than £106 million ALICO will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the guaranteed amount by July 1, 2012. Therefore, the Company recognized a contingent consideration liability in the amount of $88 million as of the Acquisition Date which was included as additional purchase consideration in determining the amount paid for ALICO.

Indemnification Collateral

ALICO Holdings may satisfy certain of its indemnification and other payment obligations by delivering cash, shares of stock or Equity Units issued by MetLife, Inc. in connection with the Acquisition. The Equity Units were deposited into an indemnification collateral account on the Acquisition Date as security for these obligations. This collateral will be released periodically over a 30-month period on each of the 12-month, 24-month and 30-month anniversaries of the Acquisition Date as follows: Equity Units with an aggregate stated amount of $1.0 billion (or such amount of net cash proceeds from the sale of Equity Units or other eligible collateral equal to such stated amount), less, on each such release date, specified reserve amounts, including, but not limited to, amounts

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

necessary to satisfy then outstanding indemnification claims made by MetLife, Inc. However, if an AIG bankruptcy event occurs, any then remaining indemnification collateral will remain in the indemnification collateral account and will be released in part on each of the 30-month, 36-month and 48-month anniversaries of the Acquisition Date, less, on each such release date, any such specified reserved amounts.

Branch Restructuring

On March 4, 2010, American Life entered into a closing agreement (the “Closing Agreement”) with the Commissioner of the IRS with respect to a U.S. withholding tax issue arising as a result of payments made by its foreign branches. The Closing Agreement provides that American Life’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). The Closing Agreement requires that American Life submit a plan to the IRS within 90 days after the close of the Acquisition, indicating the steps American Life will take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. Such plan, which was submitted to the Internal Revenue Service (“IRS”) on January 29, 2011, involves the transfer of businesses from certain of the foreign branches of American Life to one or more existing or newly-formed subsidiaries of MetLife, Inc. or American Life.

A liability of $277 million was recognized in purchase accounting as of November 1, 2010, for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement.

Current and Deferred Income Tax

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities, with certain exceptions such as certain temporary differences relating to goodwill under purchase accounting.

For federal income tax purposes, MetLife, Inc. and ALICO Holdings are expected to make Section 338 elections with respect to American Life and certain of its subsidiaries. In addition, MetLife, Inc. and AIG are expected to make a Section 338 election with respect to DelAm. Under such elections, the U.S. tax basis of the assets deemed acquired and liabilities assumed of ALICO were adjusted as of the Acquisition Date to reflect the consequences of the Section 338 elections.

The reversal of temporary differences (between financial reporting and U.S. tax bases of assets and liabilities) of American Life’s foreign branches, post-branch restructuring, in connection with the Closing Agreement (i.e., generally, after the end of the Deferral Period) is not expected to result in any direct U.S. tax effect. Thus, as of November 1, 2010, American Life reduced its net deferred tax asset of $425 million by $671 million that reflects the amount of U.S. deferred tax asset that is expected to reverse post-branch restructuring. Therefore, American Life recognized a U.S. net deferred tax liability of approximately $246 million in purchase accounting.

As of the Acquisition Date, ALICO’s current and deferred income tax liabilities are provisional and not yet finalized. Current income taxes may be adjusted pending the resolution of the tax value of MetLife, Inc. securities delivered to ALICO Holdings as part of the purchase consideration on the Acquisition Date, the amount of taxes resulting from the Section 338 elections and the filing of income tax returns. Deferred income taxes may be adjusted as a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches, the filing of income tax returns and as additional information becomes available during the measurement period. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revenues and Earnings of ALICO

The following table presents information for ALICO that is included in the Company’s consolidated statement of operations from the Acquisition Date through November 30, 2010:

ALICO’s Operations
Included in MetLife’s
Results for the
Year Ended December 31, 2010
(In millions)

Total revenues	$950
Income (loss) from continuing operations, net of income tax	$(2)

Supplemental Pro Forma Information (unaudited)

The following table presents unaudited supplemental pro forma information as if the Acquisition had occurred on January 1, 2010 for the year ended December 31, 2010 and on January 1, 2009 for the year ended December 31, 2009.

	Years Ended December 31,
	2010	2009
	(In millions, except
	per share data)

Total revenues	$64,680	$54,282
Income (loss) from continuing operations, net of income tax, attributable to common shareholders	$3,888	$(1,353)
Income (loss) from continuing operations, net of income tax, attributable to common shareholders per common share:
Basic	$3.60	$(1.29)
Diluted	$3.57	$(1.29)

The pro forma information was derived from the historical financial information of MetLife and ALICO, reflecting the results of operations of MetLife and ALICO for 2010 and 2009. The historical financial information has been adjusted to give effect to the pro forma events that are directly attributable to the Acquisition and factually supportable and expected to have a continuing impact on the combined results. Discontinued operations and the related earnings per share have been excluded from the presentation as they are non-recurring in nature. The pro forma information is not intended to reflect the results of operations of the combined company that would have resulted had the Acquisition been effective during the periods presented or the results that may be obtained by the combined company in the future. The pro forma information does not reflect future events that may occur after the Acquisition, including, but not limited to, expense efficiencies or revenue enhancements arising from the Acquisition and also does not give effect to certain one-time charges that MetLife expects to incur such as restructuring and integration costs.

The pro forma information primarily reflects the following pro forma adjustments:

•	reduction in net investment income to reflect the amortization or accretion associated with the new cost basis of the acquired fixed maturities available-for-sale portfolio;

•	elimination of amortization associated with the elimination of ALICO’s historical DAC;

•	amortization of VOBA, VODA and VOCRA associated with the establishment of VOBA, VODA and VOCRA arising from the Acquisition;

•	reduction in other expenses associated with the amortization of negative VOBA;

•	reduction in revenues associated with the elimination of ALICO’s historical unearned revenue liability;

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	interest expense associated with the issuance of the Debt Securities to ALICO Holdings and the public issuance of senior notes in connection with the financing of the Acquisition;

•	certain adjustments to conform to MetLife’s accounting policies; and

•	reversal of investment and derivative gains (losses) associated with certain transactions that were completed prior to the Acquisition Date (conditions of closing).

Costs Related to Acquisition

Transaction and Integration-Related Expenses.  The Company incurred $100 million of transaction costs for the year ended December 31, 2010. Transaction costs represent costs directly related to effecting the Acquisition and primarily include banking and legal expenses. Such costs have been expensed as incurred and are included in other expenses. These expenses have been reported within Banking, Corporate & Other.

Integration-related expenses incurred for the year ended December 31, 2010 and included in other expenses were $176 million. Integration costs represent incremental costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. As the integration of ALICO is an enterprise-wide initiative, these expenses have been reported within Banking, Corporate & Other.

Restructuring Costs and Other Charges.  As part of the integration of ALICO’s operations, management has initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. For the year ended December 31, 2010, the Company recognized a severance-related restructuring charge of $4 million associated with the termination of certain employees in connection with this initiative which were reflected within other expenses. The Company did not make any cash payments related to these severance costs as of December 31, 2010.

Estimated restructuring costs may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges including severance, contract termination costs and other associated costs through the year ended December 31, 2011. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at December 31, 2010.

2010 Pending Disposition

In October 2010, the Company and its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), reached an agreement under which the Company intends to sell its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to MS&AD for approximately $275 million (¥22.5 billion). During the year ended December 31, 2010, the Company recorded an investment loss of $136 million, net of income tax, to record its investment in MSI MetLife at its estimated recoverable amount. It is anticipated that the sale will close on or about April 1, 2011, subject to customary closing conditions, including obtaining required regulatory approvals.

2009 Disposition

In March 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third-party for $130 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $28 million, net of income tax. The Company also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $32 million, net of income tax, during the year ended December 31, 2009. See Note 23.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

2008 Acquisitions and Disposition

During 2008, the Company made five acquisitions for $783 million. As a result of these acquisitions, MetLife’s Insurance Products segment increased its product offering of dental and vision benefit plans, MetLife Bank, National Association (“MetLife Bank”) within Banking, Corporate & Other entered the mortgage origination and servicing business and the International segment increased its presence in Mexico and Brazil. The acquisitions were each accounted for using the purchase method of accounting and, accordingly, commenced being included in the operating results of the Company upon their respective closing dates. Total consideration paid by the Company for these acquisitions consisted of $763 million in cash and $20 million in transaction costs. The net fair value of assets acquired and liabilities assumed totaled $527 million, resulting in goodwill of $256 million. Goodwill increased by $122 million, $73 million and $61 million in the International segment, Insurance Products segment and Banking, Corporate & Other, respectively. The goodwill is deductible for tax purposes. VOCRA, VOBA and other intangibles increased by $137 million, $7 million and $6 million, respectively, as a result of these acquisitions. Further information on VOBA, goodwill and VOCRA is provided in Notes 6, 7 and 8, respectively.

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

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Holding Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA’s Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. During the third quarter of 2009, the Company incurred $2 million, net of income tax, of additional costs related to this split-off. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they were classified within equity securities in the consolidated financial statements of the Company at a cost basis of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$157 million which is equivalent to the net book value of the shares. The equity securities have been recorded at fair value at each subsequent reporting date. The Company agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA. On February 15, 2011, the Company sold to RGA such remaining shares. The impact of the disposition of the Company’s investment in RGA was reflected in the Company’s consolidated financial statements as discontinued operations. See Note 23.

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of OTTI loss:

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$89,713	$4,486	$1,631	$—	$92,568	28.3%
Foreign corporate securities	65,784	3,333	939	—	68,178	20.8
RMBS	44,468	1,652	917	470	44,733	13.7
Foreign government securities	42,154	1,856	610	—	43,400	13.2
U.S. Treasury, agency and government guaranteed securities (1)	32,469	1,394	559	—	33,304	10.2
CMBS	20,213	740	266	12	20,675	6.3
ABS	14,725	274	590	119	14,290	4.4
State and political subdivision securities	10,476	171	518	—	10,129	3.1
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities (2), (3)	$320,008	$13,907	$6,030	$601	$327,284	100.0%

Equity Securities:
Common stock	$2,060	$146	$12	$—	$2,194	60.8%
Non-redeemable preferred stock (2)	1,565	76	229	—	1,412	39.2

Total equity securities (4)	$3,625	$222	$241	$—	$3,606	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$72,075	$2,821	$2,699	$10	$72,187	31.7%
Foreign corporate securities	37,254	2,011	1,226	9	38,030	16.7
RMBS	45,343	1,234	1,957	600	44,020	19.3
Foreign government securities	11,010	1,076	139	—	11,947	5.2
U.S. Treasury, agency and government guaranteed securities (1)	25,712	745	1,010	—	25,447	11.2
CMBS	16,555	191	1,106	18	15,622	6.9
ABS	14,272	189	1,077	222	13,162	5.8
State and political subdivision securities	7,468	151	411	—	7,208	3.2
Other fixed maturity securities	20	1	2	—	19	—

Total fixed maturity securities (2), (3)	$229,709	$8,419	$9,627	$859	$227,642	100.0%

Equity Securities:
Common stock	$1,537	$92	$8	$—	$1,621	52.6%
Non-redeemable preferred stock (2)	1,650	80	267	—	1,463	47.4

Total equity securities (4)	$3,187	$172	$275	$—	$3,084	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption certain corporate fixed maturity securities issued by U.S. financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $223 million and $407 million at estimated fair value with unrealized gains of $4 million and $2 million at December 31, 2010 and 2009, respectively.

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			December 31,
			2010	2009
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,046	$988
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$236	$349
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$2,038	$2,626
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$83	$91

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(3)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities”, were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.7 billion and $2.5 billion at estimated fair value of such securities at December 31, 2010 and 2009, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $1.3 billion and $1.0 billion at estimated fair value at December 31, 2010 and 2009, respectively.

The Company held foreign currency derivatives with notional amounts of $12.2 billion and $9.1 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2010 and 2009, respectively.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by the Company’s insurance subsidiaries that file NAIC statutory financial statements are presented based on final ratings from the revised NAIC rating methodologies which became effective December 31, 2009 for non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, and December 31, 2010 for CMBS and the remaining ABS (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	December 31,
	2010	2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$24,886	$20,201
Net unrealized gain (loss)	$(696)	$(2,609)
Non-income producing fixed maturity securities:
Estimated fair value	$130	$312
Net unrealized gain (loss)	$(23)	$(31)

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s equity, other than the government securities summarized in the table below. The estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $1,562 million and $6 million prior to, and was $1,392 million and $6 million, after considering net purchased credit default swap protection at December 31, 2010 and 2009, respectively. Collectively, the net exposure in these Europe perimeter region sovereign fixed maturity securities was 2.8% of the Company’s equity and 0.3% of total cash and invested assets at December 31, 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31,
	2010	2009
	Estimated Fair Value
	(In millions)

Government and agency fixed maturity securities:
United States (1)	$33,304	$25,447
Japan	$15,591	$—
Mexico	$5,050	$4,813

(1)	Includes certain corporate fixed maturity securities guaranteed by the FDIC Program, as described above.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present for all corporate fixed maturity securities holdings, corporate securities by sector, U.S. corporate securities by major industry types, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$68,178	42.4%	$38,030	34.5%
U.S. corporate fixed maturity securities — by industry:
Industrial	22,314	13.9	17,246	15.6
Consumer	21,737	13.5	16,924	15.4
Finance	20,917	13.0	13,756	12.5
Utility	17,027	10.6	14,785	13.4
Communications	7,375	4.6	6,580	6.0
Other	3,198	2.0	2,896	2.6

Total	$160,746	100.0%	$110,217	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$2,291	0.5%	$1,038	0.3%
Holdings in ten issuers with the largest exposures	$14,247	3.1%	$7,506	2.3%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Pass-through securities	$22,430	50.1%	$19,540	44.4%
Collateralized mortgage obligations	22,303	49.9	24,480	55.6

Total RMBS	$44,733	100.0%	$44,020	100.0%

By risk profile:
Agency	$34,254	76.6%	$33,334	75.7%
Prime	6,258	14.0	6,775	15.4
Alternative residential mortgage loans	4,221	9.4	3,911	8.9

Total RMBS	$44,733	100.0%	$44,020	100.0%

Portion rated Aaa/AAA	$36,085	80.7%	$35,626	80.9%

Portion rated NAIC 1	$38,984	87.1%	$38,464	87.4%

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

Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC Alt-A RMBS involve the pooling of previous issues of Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization. The Company’s holdings are in senior tranches with significant credit enhancement.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$93	2.2%	$109	2.8%
2005	1,483	35.1	1,395	35.7
2006	1,013	24.0	811	20.7
2007	922	21.8	814	20.8
2008	7	0.2	—	—
2009 (1)	671	15.9	782	20.0
2010 (1)	32	0.8	—	—

Total	$4,221	100.0%	$3,911	100.0%

(1)	All of the Company’s Alt-A RMBS holdings in the 2009 and 2010 vintage years are Re-REMIC Alt-A RMBS that were purchased in 2009 and 2010 and are comprised of original issue vintage year 2005 through 2007 Alt-A RMBS. All of the Company’s Re-REMIC Alt-A RMBS holdings are NAIC 1 rated.

	December 31,
	2010		2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gain (loss)	$(670)		$(1,248)
Rated Aa/AA or better		15.9%		26.3%
Rated NAIC 1		39.5%		31.3%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		90.7%		89.3%
Hybrid adjustable rate mortgage loans collateral		9.3		10.7

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $20.7 billion and $15.6 billion at estimated fair value at December 31, 2010 and 2009, respectively. The Company had no exposure to CMBS index securities at December 31, 2010 or 2009. The Company held commercial real estate collateralized debt obligations securities of $138 million and $111 million at estimated fair value at December 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	December 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$7,411	$7,640	$282	$282	$228	$227	$74	$71	$28	$24	$8,023	$8,244
2004	3,489	3,620	277	273	216	209	181	175	91	68	4,254	4,345
2005	3,113	3,292	322	324	286	280	263	255	73	66	4,057	4,217
2006	1,463	1,545	159	160	168	168	385	398	166	156	2,341	2,427
2007	840	791	344	298	96	95	119	108	122	133	1,521	1,425
2008	2	2	—	—	—	—	—	—	—	—	2	2
2009	3	3	—	—	—	—	—	—	—	—	3	3
2010	8	8	—	—	4	4	—	—	—	—	12	12

Total	$16,329	$16,901	$1,384	$1,337	$998	$983	$1,022	$1,007	$480	$447	$20,213	$20,675

Ratings Distribution		81.7%		6.4%		4.8%		4.9%		2.2%		100.0%

The December 31, 2010 table reflects rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

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

The December 31, 2009 table reflects rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P and Fitch.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The NAIC rating distribution of the Company’s holdings of CMBS was as follows at:

	December 31,
	2010	2009

NAIC 1	93.7%	96.0%
NAIC 2	3.2%	2.8%
NAIC 3	1.8%	1.0%
NAIC 4	1.0%	0.1%
NAIC 5	0.3%	0.1%
NAIC 6	—%	—%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $14.3 billion and $13.2 billion at estimated fair value at December 31, 2010 and 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

The following table presents the collateral type and certain other information about ABS held by the Company at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$6,027	42.2%	$7,057	53.6%
Student loans	2,416	16.9	1,855	14.1
RMBS backed by sub-prime mortgage loans	1,119	7.8	1,044	7.9
Automobile loans	605	4.2	963	7.3
Other loans	4,123	28.9	2,243	17.1

Total	$14,290	100.0%	$13,162	100.0%

Portion rated Aaa/AAA	$10,411	72.9%	$9,354	71.1%

Portion rated NAIC 1	$13,136	91.9%	$11,573	87.9%

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,119 million and $1,044 million and unrealized losses of $317 million and $593 million at December 31, 2010 and 2009, respectively. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. Approximately 61% of this portfolio was rated Aa or better, of which 91% was in vintage year 2005 and prior at December 31, 2009. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. Approximately 66% and 73% of this portfolio was rated NAIC 2 or better at December 31, 2010 and 2009, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at December 31, 2010 and 2009.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	December 31,
	2010		2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$8,593	$8,715	$6,845	$6,924
Due after one year through five years	65,378	67,040	38,408	39,399
Due after five years through ten years	77,054	80,163	40,448	41,568
Due after ten years	89,577	91,668	67,838	66,947

Subtotal	240,602	247,586	153,539	154,838
RMBS, CMBS and ABS	79,406	79,698	76,170	72,804

Total fixed maturity securities	$320,008	$327,284	$229,709	$227,642

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately in the table, as they are not due at a single maturity.

As discussed further in Note 2, an indemnification asset has been established in connection with certain investments acquired from American Life.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1, effective April 1, 2009, the Company adopted OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Fixed maturity securities	$7,817	$(1,208)	$(21,246)
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(601)	(859)	—

Total fixed maturity securities	7,216	(2,067)	(21,246)
Equity securities	(3)	(103)	(934)
Derivatives	(59)	(144)	(2)
Other	42	71	53

Subtotal	7,196	(2,243)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(672)	(118)	42
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	38	71	—
DAC and VOBA	(1,205)	145	3,025
Policyholder dividend obligation	(876)	—	—

Subtotal	(2,715)	98	3,067
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	197	275	—
Deferred income tax benefit (expense)	(1,692)	539	6,508

Net unrealized investment gains (losses)	2,986	(1,331)	(12,554)
Net unrealized investment gains (losses) attributable to noncontrolling interests	4	1	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,990	$(1,330)	$(12,564)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above of ($601) million at December 31, 2010, includes ($859) million recognized prior to January 1, 2010, ($212) million (($202) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2010, $16 million transferred to retained earnings in connection with the adoption of guidance related to the consolidation of VIEs (see Note 1) for the year ended December 31, 2010, $137 million related to securities sold during the year ended December 31, 2010 for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss) and $317 million of subsequent increases in estimated fair value during the year ended December 31, 2010 on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above of ($859) million at December 31, 2009, includes ($126) million related to the transition adjustment recorded in 2009 upon the adoption of guidance on the recognition and presentation of OTTI, ($939) million (($857) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2009 (as more fully described in Note 1), $20 million related to securities sold during the year ended December 31, 2009 for which a noncredit OTTI loss was previously recognized in accumulated comprehensive income (loss) and $186 million of subsequent increases in estimated fair value during the year

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

ended December 31, 2009 on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance, beginning of period	$(1,330)	$(12,564)	$971
Cumulative effect of change in accounting principles, net of income tax	52	(76)	(10)
Fixed maturity securities on which noncredit OTTI losses have been recognized	242	(733)	—
Unrealized investment gains (losses) during the year	9,117	20,745	(25,536)
Unrealized investment losses of subsidiaries at the date of disposal	—	—	149
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(554)	(160)	650
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(33)	61	—
DAC and VOBA	(1,350)	(2,880)	3,370
DAC and VOBA of subsidiary at date of disposal	—	—	(18)
Policyholder dividend obligation	(876)	—	789
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(73)	235	—
Deferred income tax benefit (expense)	(2,208)	(5,969)	6,991
Deferred income tax benefit (expense) of subsidiaries at date of disposal	—	—	(60)

Net unrealized investment gains (losses)	2,987	(1,341)	(12,704)
Net unrealized investment gains (losses) attributable to noncontrolling interests	3	11	(10)
Net unrealized investment gains (losses) attributable to noncontrolling interests of subsidiary at date of disposal	—	—	150

Balance, end of period	$2,990	$(1,330)	$(12,564)

Change in net unrealized investment gains (losses)	$4,317	$11,223	$(13,665)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	3	11	(10)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests of subsidiary at date of disposal	—	—	150

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$4,320	$11,234	$(13,525)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

	December 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$23,309	$464	$8,386	$1,167	$31,695	$1,631
Foreign corporate securities	22,530	417	4,007	522	26,537	939
RMBS	7,588	212	6,700	1,175	14,288	1,387
Foreign government securities	26,828	593	189	17	27,017	610
U.S. Treasury, agency and government guaranteed securities	13,401	530	118	29	13,519	559
CMBS	3,787	29	1,363	249	5,150	278
ABS	2,713	42	3,029	667	5,742	709
State and political subdivision securities	5,061	246	988	272	6,049	518
Other fixed maturity securities	1	—	—	—	1	—

Total fixed maturity securities	$105,218	$2,533	$24,780	$4,098	$129,998	$6,631

Equity Securities:
Common stock	$89	$12	$1	$—	$90	$12
Non-redeemable preferred stock	191	9	824	220	1,015	229

Total equity securities	$280	$21	$825	$220	$1,105	$241

Total number of securities in an unrealized loss position	5,793		1,738

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$8,641	$395	$18,004	$2,314	$26,645	$2,709
Foreign corporate securities	3,786	139	7,282	1,096	11,068	1,235
RMBS	5,623	119	10,268	2,438	15,891	2,557
Foreign government securities	2,318	55	507	84	2,825	139
U.S. Treasury, agency and government guaranteed securities	15,051	990	51	20	15,102	1,010
CMBS	2,052	29	5,435	1,095	7,487	1,124
ABS	1,259	143	5,875	1,156	7,134	1,299
State and political subdivision securities	2,086	94	1,843	317	3,929	411
Other fixed maturity securities	6	2	—	—	6	2

Total fixed maturity securities	$40,822	$1,966	$49,265	$8,520	$90,087	$10,486

Equity Securities:
Common stock	$56	$7	$14	$1	$70	$8
Non-redeemable preferred stock	66	41	930	226	996	267

Total equity securities	$122	$48	$944	$227	$1,066	$275

Total number of securities in an unrealized loss position	2,210		3,333

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

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$105,968	$1,408	$2,379	$369	5,472	125
Six months or greater but less than nine months	1,125	376	29	102	104	29
Nine months or greater but less than twelve months	375	89	28	27	51	9
Twelve months or greater	21,721	5,567	1,876	1,821	1,267	316

Total	$129,189	$7,440	$4,312	$2,319

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$247	$94	$10	$22	131	33
Six months or greater but less than nine months	29	65	5	16	7	2
Nine months or greater but less than twelve months	6	47	—	16	4	2
Twelve months or greater	518	340	56	116	40	15

Total	$800	$546	$71	$170

Percentage of cost			9%	31%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$35,163	$2,658	$933	$713	1,725	186
Six months or greater but less than nine months	4,908	674	508	194	124	49
Nine months or greater but less than twelve months	1,723	1,659	167	517	106	79
Twelve months or greater	41,721	12,067	3,207	4,247	2,369	724

Total	$83,515	$17,058	$4,815	$5,671

Percentage of amortized cost			6%	33%

Equity Securities:
Less than six months	$66	$63	$7	$14	199	8
Six months or greater but less than nine months	6	1	1	1	15	2
Nine months or greater but less than twelve months	13	94	2	39	8	6
Twelve months or greater	610	488	73	138	50	24

Total	$695	$646	$83	$192

Percentage of cost			12%	30%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $138 million at December 31, 2009 to $116 million at December 31, 2010. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, the $116 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at December 31, 2010 were non-redeemable preferred stock, of which $115 million, or 99%, were financial services industry investment grade non-redeemable preferred stock, of which 77% were rated A or better.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $6.9 billion and $10.8 billion at December 31, 2010 and 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	December 31,
	2010	2009

Sector:
U.S. corporate securities	24%	25%
RMBS	20	24
Foreign corporate securities	14	11
ABS	10	12
Foreign government securities	9	1
U.S. Treasury, agency and government guaranteed securities	8	9
State and political subdivision securities	8	4
CMBS	4	10
Other	3	4

Total	100%	100%

Industry:
Mortgage-backed	24%	34%
Finance	21	22
Asset-backed	10	12
Foreign government securities	9	1
U.S. Treasury, agency and government guaranteed securities	8	9
State and political subdivision securities	8	4
Utility	5	4
Consumer	4	4
Communications	2	2
Industrial	2	1
Other	7	7

Total	100%	100%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	December 31,
	2010		2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	107	6	223	9
Total gross unrealized loss	$2,014	$103	$4,465	$132
Percentage of total gross unrealized loss	30%	43%	43%	48%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $2.5 billion during the year ended December 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2010, was primarily attributable to a decrease in interest rates and narrowing of credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$22	$18	82%	$9	50%	$9	100%	100%
Six months or greater but less than twelve months	32	32	100%	32	100%	32	100%	50%
Twelve months or greater	116	116	100%	115	99%	115	100%	77%

All equity securities with a gross unrealized loss of 20% or more	$170	$166	98%	$156	94%	$156	100%	73%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those companies in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

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

Net Investment Gains (Losses)

See “— Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment” for a discussion of changes in guidance adopted April 1, 2009 that impacted how fixed maturity security OTTI losses that are charged to earnings are measured.

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(682)	$(2,439)	$(1,296)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	212	939	—

Net OTTI losses on fixed maturity securities recognized in earnings	(470)	(1,500)	(1,296)
Fixed maturity securities — net gains (losses) on sales and disposals	215	(163)	(657)

Total gains (losses) on fixed maturity securities	(255)	(1,663)	(1,953)
Other net investment gains (losses):
Equity securities	104	(399)	(253)
Mortgage loans	22	(442)	(136)
Real estate and real estate joint ventures	(54)	(164)	(18)
Other limited partnership interests	(18)	(356)	(140)
Other investment portfolio gains (losses)	(6)	(26)	134

Subtotal — investment portfolio gains (losses)	(207)	(3,050)	(2,366)

FVO consolidated securitization entities:
Commercial mortgage loans	758	—	—
Securities	(78)	—	—
Long-term debt — related to commercial mortgage loans	(722)	—	—
Long-term debt — related to securities	48	—	—
Other gains (losses) (1)	(191)	144	268

Subtotal FVO consolidated securitization entities and other gains (losses)	(185)	144	268

Total net investment gains (losses)	$(392)	$(2,906)	$(2,098)

(1)	Other gains (losses) for the year ended December 31, 2010 includes a loss of $209 million related to recording the Company’s investment in MSI MetLife at its estimated recoverable amount. See Note 2.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $246 million, $226 million and $363 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)

Proceeds	$54,559	$38,972	$62,495	$623	$950	$2,107	$55,182	$39,922	$64,602

Gross investment gains	832	947	858	129	134	440	961	1,081	1,298

Gross investment losses	(617)	(1,110)	(1,515)	(11)	(133)	(263)	(628)	(1,243)	(1,778)

Total OTTI losses recognized in earnings:
Credit-related	(423)	(1,137)	(1,138)	—	—	—	(423)	(1,137)	(1,138)
Other (1)	(47)	(363)	(158)	(14)	(400)	(430)	(61)	(763)	(588)

Total OTTI losses recognized in earnings	(470)	(1,500)	(1,296)	(14)	(400)	(430)	(484)	(1,900)	(1,726)

Net investment gains (losses)	$(255)	$(1,663)	$(1,953)	$104	$(399)	$(253)	$(151)	$(2,062)	$(2,206)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$126	$459	$673
Consumer	36	211	107
Communications	16	235	134
Utility	3	89	5
Industrial	2	30	26
Other industries	—	26	185

Total U.S. and foreign corporate securities	183	1,050	1,130
ABS	103	168	99
RMBS	98	193	—
CMBS	86	88	65
Foreign government securities	—	1	2

Total	$470	$1,500	$1,296

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Sector:
Non-redeemable preferred stock	$7	$333	$319
Common stock	7	67	111

Total	$14	$400	$430

Industry:
Financial services industry:
Perpetual hybrid securities	$3	$310	$90
Common and remaining non-redeemable preferred stock	—	30	251

Total financial services industry	3	340	341
Other industries	11	60	89

Total	$14	$400	$430

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at December 31, 2010 and 2009, respectively, for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2010	2009
	(In millions)

Balance, at January 1,	$581	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	109	311
Additional impairments — credit loss OTTI recognized on securities previously impaired	125	91
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(260)	(49)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	(100)	—
Due to securities impaired to net present value of expected future cash flows	(2)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(10)	(2)

Balance, at December 31,	$443	$581

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment income:
Fixed maturity securities	$12,489	$11,617	$13,577
Equity securities	128	178	258
Trading and other securities — Actively Traded Securities and FVO general account securities	73	116	(27)
Mortgage loans	2,826	2,743	2,855
Policy loans	657	648	601
Real estate and real estate joint ventures	439	(197)	572
Other limited partnership interests	879	174	(170)
Cash, cash equivalents and short-term investments	102	129	353
International joint ventures (1)	(81)	(115)	43
Other	235	205	350

Subtotal	17,747	15,498	18,412
Less: Investment expenses	930	945	1,957

Subtotal, net	16,817	14,553	16,455

Trading and other securities — FVO contractholder-directed unit-linked investments	372	284	(166)
FVO consolidated securitization entities:
Commercial mortgage loans	411	—	—
Securities	15	—	—

Subtotal	798	284	(166)

Net investment income	$17,615	$14,837	$16,289

(1)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of $36 million, ($143) million and $178 million for the years ended December 31, 2010, 2009 and 2008, respectively.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral, generally cash, in an amount equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Elements of the securities lending programs are presented below at:

	December 31,
	2010	2009
	(In millions)

Securities on loan:
Amortized cost	$23,715	$21,012
Estimated fair value	$24,230	$20,949
Aging of cash collateral liability:
Open (1)	$2,752	$3,290
Less than thirty days	12,301	13,605
Thirty days or greater but less than sixty days	4,399	3,534
Sixty days or greater but less than ninety days	2,291	92
Ninety days or greater	2,904	995

Total cash collateral liability	$24,647	$21,516

Security collateral on deposit from counterparties	$—	$6

Reinvestment portfolio — estimated fair value	$24,177	$20,339

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2010 was $2.7 billion, of which $2.3 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency and government guaranteed securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury, agency and government guaranteed and ABS).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. Separately, the Company had $49 million and $46 million, at estimated fair value, of cash and security collateral on deposit from a counterparty to secure its interest in a pooled investment that is held by a third-party trustee, as custodian, at December 31, 2010 and 2009, respectively. This pooled investment is included within fixed maturity securities and had an estimated fair value of $49 million and $51 million at December 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

The invested assets on deposit, invested assets held in trust and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity, equity, trading and other securities and at carrying value for mortgage loans.

	December 31,
	2010	2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$2,110	$1,383
Invested assets held in trust:
Collateral financing arrangements (2)	5,340	5,653
Reinsurance arrangements (3)	3,090	2,719
Invested assets pledged as collateral:
Funding agreements and advances — FHLB of NY (4)	21,975	20,612
Funding agreements — FHLB of Boston (4)	211	419
Funding agreements — Farmer Mac (5)	3,159	2,871
Federal Reserve Bank of New York (6)	1,822	1,537
Collateral financing arrangements (7)	112	80
Derivative transactions (8)	1,726	1,671
Short sale agreements (9)	465	496

Total invested assets on deposit, held in trust and pledged as collateral	$40,010	$37,441

(1)	The Company has investment assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, short-term investments, fixed maturity securities and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy collateral requirements.

(3)	The Company held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its funding agreements with, and advances from, the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Notes 8 and 11.

(5)	The Company has pledged certain agricultural mortgage loans in connection with funding agreements issued to certain SPEs that have issued securities guaranteed by the Federal Agricultural Mortgage Corporation (“Farmer Mac”). The nature of these Farmer Mac arrangements is described in Note 8.

(6)	The Company has pledged qualifying mortgage loans and fixed maturity securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 11.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 12.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(9)	Certain of the Company’s Actively Traded Securities and cash and cash equivalents are pledged to secure liabilities associated with short sale agreements in the Actively Traded Securities portfolio.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

Trading and Other Securities

The tables below present certain information about the Company’s trading securities and other securities for which the FVO has been elected:

	December 31,
	2010	2009
	(In millions)

Actively Traded Securities	$463	$420
FVO general account securities	131	78
FVO contractholder-directed unit-linked investments	17,794	1,886
FVO securities held by consolidated securitization entities	201	—

Total trading and other securities — at estimated fair value	$18,589	$2,384

Actively Traded Securities — at estimated fair value	$463	$420
Short sale agreement liabilities — at estimated fair value	(46)	(106)

Net long/short position — at estimated fair value	$417	$314

Investments pledged to secure short sale agreement liabilities	$465	$496

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Actively Traded Securities:
Net investment income	$54	$98	$(13)
Changes in estimated fair value included in net investment income	$12	$18	$(2)
FVO general account securities:
Net investment income	$19	$18	$(14)
Changes in estimated fair value included in net investment income	$18	$16	$(17)
FVO contractholder-directed unit-linked investments:
Net investment income	$372	$284	$(166)
Changes in estimated fair value included in net investment income	$322	$275	$(155)
FVO securities held by consolidated securitization entities:
Net investment income	$15	$—	$—
Changes in estimated fair value included in net investment gains (losses)	$(78)	$—	$—

See Note 1 for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of CSEs included in the tables above. The FVO contractholder-directed unit-linked investments held as of December 31, 2010 were primarily due to the Acquisition (see Note 2).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment:
Commercial mortgage loans	$37,820	60.7%	$35,176	69.0%
Agricultural mortgage loans	12,751	20.4	12,255	24.1
Residential mortgage loans	2,308	3.7	1,471	2.9

Subtotal	52,879	84.8	48,902	96.0
Valuation allowances	(664)	(1.1)	(721)	(1.4)

Subtotal mortgage loans held-for-investment, net	52,215	83.7	48,181	94.6
Commercial mortgage loans held by consolidated securitization entities — FVO	6,840	11.0	—	—

Total mortgage loans held-for-investment, net	59,055	94.7	48,181	94.6

Mortgage loans held-for-sale:
Residential mortgage loans — FVO	2,510	4.0	2,470	4.9
Mortgage loans — lower of amortized cost or estimated fair value (1)	811	1.3	258	0.5

Total mortgage loans held-for-sale	3,321	5.3	2,728	5.4

Total mortgage loans, net	$62,376	100.0%	$50,909	100.0%

(1)	Includes agricultural and residential mortgage loans.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Concentration of Credit Risk — The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the United States, at 91%, with the remaining 9% collateralized by properties located outside the United States, calculated as a percent of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at December 31, 2010. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 21%, 8% and 7%, respectively, of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at December 31, 2010. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $283 million and $368 million at December 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the recorded investment in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Commercial		Agricultural		Residential		Total
	(In millions)

Mortgage loans:
Evaluated individually for credit losses	$120	$102	$146	$211	$15	$3	$281	$316
Evaluated collectively for credit losses	37,700	35,074	12,605	12,044	2,293	1,468	52,598	48,586

Total mortgage loans	37,820	35,176	12,751	12,255	2,308	1,471	52,879	48,902

Valuation allowances:
Specific credit losses	36	41	52	82	—	—	88	123
Non-specifically identified credit losses	526	548	36	33	14	17	576	598

Total valuation allowances	562	589	88	115	14	17	664	721

Mortgage loans, net of valuation allowance	$37,258	$34,587	$12,663	$12,140	$2,294	$1,454	$52,215	$48,181

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)

Balance at January 1, 2008	$167	$24	$6	$197
Provision (release)	145	49	6	200
Charge-offs, net of recoveries	(80)	(12)	(1)	(93)

Balance at December 31, 2008	232	61	11	304
Provision (release)	384	79	12	475
Charge-offs, net of recoveries	(27)	(25)	(6)	(58)

Balance at December 31, 2009	589	115	17	721
Provision (release)	(5)	12	2	9
Charge-offs, net of recoveries	(22)	(39)	(5)	(66)

Balance at December 31, 2010	$562	$88	$14	$664

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value:  Presented below for the commercial mortgage loans held-for-investment is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	December 31, 2010
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)				(In millions)

Loan-to-value ratios:
Less than 65%	$16,664	$125	$483	$17,272	45.7%	$18,183	46.9%
65% to 75%	9,023	765	513	10,301	27.2	10,686	27.6
76% to 80%	3,033	304	135	3,472	9.2	3,536	9.1
Greater than 80%	4,155	1,813	807	6,775	17.9	6,374	16.4

Total	$32,875	$3,007	$1,938	$37,820	100.0%	$38,779	100.0%

Agricultural and Residential Mortgage Loans — by Credit Quality Indicator:  The recorded investment in agricultural and residential mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, was at:

	December 31, 2010
	Agricultural Mortgage Loans			Residential Mortgage Loans
	Recorded Investment	% of Total		Recorded Investment	% of Total
	(In millions)			(In millions)

Loan-to-value ratios:			Performance indicators:
Less than 65%	$11,483	90.1%	Performing	$2,225	96.4%
65% to 75%	885	6.9	Nonperforming	83	3.6

76% to 80%	48	0.4	Total	$2,308	100.0%

Greater than 80%	335	2.6

Total	$12,751	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing.

Past Due.  The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days past due; agricultural mortgage loans — 90 days past due; and residential mortgage loans — 60 days past due. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories was $58 million, $159 million and $79 million for commercial, agricultural and residential mortgage loans, respectively, at December 31, 2010; and for all mortgage loans was $296 million and $220 million at December 31, 2010 and 2009, respectively.

Accrual Status. Past Due 90 Days or More and Still Accruing Interest.  The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, that were past due 90 days or more and still accruing interest was $1 million, $13 million and $11 million for commercial, agricultural and residential mortgage loans, respectively, at December 31, 2010; and for all mortgage loans, was $25 million and $14 million at December 31, 2010 and 2009, respectively.

Accrual Status. Mortgage Loans in Nonaccrual Status.  The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, that were in nonaccrual status was $7 million, $177 million

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and $25 million for commercial, agricultural and residential mortgage loans, respectively, at December 31, 2010; and for all mortgage loans, was $209 million and $263 million at December 31, 2010 and 2009, respectively.

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans held-for-investment, by portfolio segment, at December 31, 2010 and for all impaired mortgage loans held-for-investment at December 31, 2009, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

At December 31, 2010:
Commercial mortgage loans	$120	$120	$36	$84	$99	$87	$219	$171
Agricultural mortgage loans	146	146	52	94	123	119	269	213
Residential mortgage loans	3	3	—	3	16	16	19	19

Total	$269	$269	$88	$181	$238	$222	$507	$403

Total mortgage loans at December 31, 2009	$316	$316	$123	$193	$106	$106	$422	$299

Unpaid principal balance is generally prior to any charge-off.

The average investment in impaired mortgage loans held-for-investment, and the related interest income, by portfolio segment, for the year ended December 31, 2010 and for all mortgage loans for the years ended December 31, 2009 and 2008, respectively, was:

	Average Investment
	Impaired Mortgage Loans
		Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Year Ended December 31, 2010:
Commercial mortgage loans	$192	$5	$1
Agricultural mortgage loans	284	6	2
Residential mortgage loans	16	—	—

Total	$492	$11	$3

For the Year Ended December 31, 2009	$338	$8	$1

For the Year Ended December 31, 2008	$389	$12	$10

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Traditional	$5,163	64.3%	$4,135	60.0%
Real estate joint ventures and funds	2,707	33.7	2,579	37.4

Real estate and real estate joint ventures	7,870	98.0	6,714	97.4
Foreclosed	152	1.9	127	1.8

Real estate held-for-investment	8,022	99.9	6,841	99.2
Real estate held-for-sale	8	0.1	55	0.8

Total real estate and real estate joint ventures	$8,030	100.0%	$6,896	100.0%

The Company classifies within traditional real estate its investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent joint ventures with interests in single property income-producing real estate. The Company classifies within real estate joint ventures and funds, its investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties as well as its investments in real estate private equity funds. From time to time, the Company transfers investments from these joint ventures to traditional real estate, if the Company retains an interest in the joint venture after a completed property commences operations and the Company intends to retain an interest in the property.

Properties acquired through foreclosure were $165 million, $127 million and less than $1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and includes commercial, agricultural and residential properties. After the Company acquires properties through foreclosure, it evaluates whether the property is appropriate for retention in its traditional real estate portfolio. Foreclosed real estate held at December 31, 2010 and 2009 includes those properties the Company has not selected for retention in its traditional real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

The wholly-owned real estate within traditional real estate is net of accumulated depreciation of $1.7 billion and $1.4 billion at December 31, 2010 and 2009, respectively. Related depreciation expense on traditional wholly-owned real estate was $151 million, $135 million and $136 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts include depreciation expense related to discontinued operations of less than $1 million for the year ended December 31, 2010, and $1 million for both the years ended December 31, 2009 and 2008. The estimated fair value of the traditional real estate investment portfolio was $6.6 billion and $5.4 billion at December 31, 2010, and 2009, respectively.

Impairments recognized on real estate held-for-investment were $48 million, $160 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively. Impairments recognized on real estate held-for-sale were $1 million for the year ended December 31, 2010. There were no impairments recognized on real estate held-for-sale for each of the years ended December 31, 2009 and 2008. The Company’s carrying value of real estate held-for-sale has been reduced by impairments recorded prior to 2009 of $1 million at both December 31, 2010 and 2009. The carrying value of non-income producing real estate was $137 million, $76 million and $28 million at December 31, 2010, 2009 and 2008, respectively.

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. The Company’s real estate investments are primarily located in the United States, at 88%, with the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

remaining 12% located outside the United States , at December 31, 2010. The three locations with the largest real estate investments were California, Florida and Japan at 21%, 12% and 10%, respectively, at December 31, 2010.

The Company’s real estate investments by property type are categorized as follows:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Office	$4,369	54.4%	$3,557	51.6%
Apartments	1,774	22.1	1,438	20.9
Real estate private equity funds	552	6.9	504	7.3
Industrial	433	5.4	436	6.3
Retail	389	4.8	467	6.8
Hotel	233	2.9	203	2.9
Land	133	1.7	110	1.6
Agriculture	17	0.2	57	0.8
Other	130	1.6	124	1.8

Total real estate and real estate joint ventures	$8,030	100.0%	$6,896	100.0%

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.4 billion and $5.5 billion at December 31, 2010 and 2009, respectively. Included within other limited partnership interests were $1.0 billion, at both December 31, 2010 and 2009, of investments in hedge funds. Impairments of other limited partnership interests, principally cost method other limited partnership interests, were $12 million, $354 million and $105 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $8.7 billion as of December 31, 2010. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $2.9 billion as of December 31, 2010. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

As further described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. As of December 31, 2010, aggregate net investment income from these equity method real estate joint ventures, real estate funds and other limited partnership interests exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations. Accordingly, the Company is providing the following aggregated summarized financial data for such equity method investments. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

As of, and for the year ended December 31, 2010, the aggregated summarized financial data presented below reflects the latest available financial information. Aggregate total assets of these entities totaled $262.9 billion and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$209.9 billion as of December 31, 2010 and 2009, respectively. Aggregate total liabilities of these entities totaled $77.6 billion and $64.5 billion as of December 31, 2010 and 2009, respectively. Aggregate net income (loss) of these entities totaled $18.7 billion, $22.8 billion and ($23.3) billion for the years ended December 31, 2010, 2009 and 2008, respectively. Aggregate net income (loss) from real estate joint ventures, real estate funds and other limited partnership interests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$7,777	50.4%	$6,133	48.2%
Leveraged leases, net of non-recourse debt	2,191	14.2	2,227	17.5
Tax credit partnerships	976	6.3	719	5.7
MSRs	950	6.2	878	6.9
Joint venture investments	694	4.5	977	7.7
Funds withheld	551	3.6	505	4.0
Funding agreements	—	—	409	3.2
Other	2,291	14.8	861	6.8

Total	$15,430	100.0%	$12,709	100.0%

See Note 4 for information regarding the freestanding derivatives with positive estimated fair values. See the following sections, “Leveraged Leases” and “Mortgage Servicing Rights,” for the composition of leveraged leases and for information on MSRs. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. Joint venture investments are accounted for under the equity method and represent the Company’s investment in insurance underwriting joint ventures in China, Japan (see Note 2) and Chile. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2010	2009
	(In millions)

Rental receivables, net	$1,882	$1,698
Estimated residual values	1,682	1,921

Subtotal	3,564	3,619
Unearned income	(1,373)	(1,392)

Investment in leveraged leases	$2,191	$2,227

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years. For rental receivables, the Company’s primary credit quality indicator is whether the rental receivable is performing or non-performing. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. The determination of performing or non-performing status is assessed monthly. As of December 31, 2010, all of the rental receivables were performing.

The Company’s deferred income tax liability related to leveraged leases was $1.4 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

The components of net income from investment in leveraged leases were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net income from investment in leveraged leases	$123	$114	$116
Less: Income tax expense on leveraged leases net investment income	(43)	(40)	(40)

Net investment income after income tax from investment in leveraged leases	$80	$74	$76

Mortgage Servicing Rights

The following table presents the carrying value and changes in capitalized MSRs, which are included in other invested assets:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Estimated fair value at January 1,	$878	$191	$—
Acquisition of MSRs	110	117	350
Origination of MSRs	220	511	—
Reductions due to loan payments	(136)	(113)	(10)
Reductions due to loan sales	(43)	—	—
Changes in estimated fair value due to:
Changes in valuation model inputs or assumptions	(79)	172	(149)

Estimated fair value at December 31,	$950	$878	$191

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

Short-term Investments

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $9.4 billion and $8.4 billion at December 31, 2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

U.S. government and certain U.S. government agencies included within short-term investments, which were $4.0 billion and $7.5 billion at December 31, 2010 and 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of purchase was $9.6 billion and $8.4 billion at December 31, 2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $5.8 billion and $6.0 billion at December 31, 2010 and 2009, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances (see Note 1).

The table below presents the purchased credit impaired investments, by invested asset class, held at:

	December 31, 2010
	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Outstanding principal and interest balance (1)	$1,548	$504
Carrying value (2)	$1,050	$195

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances for mortgage loans.

The following table presents information about purchased credit impaired investments, as of their respective acquisition dates, for:

	Year Ended December 31, 2010
	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Contractually required payments (including interest)	$2,126	$553
Cash flows expected to be collected (1) (2)	$1,782	$374
Fair value of investments acquired	$1,076	$201

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

(2)	A portion of the difference between the contractually required payments (including interest) and the cash flows expected to be collected on certain of the investments acquired from American Life has been established as an indemnification asset as discussed further in Note 2.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents activity for the accretable yield on purchased credit impaired investments for:

	December 31, 2010
	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Accretable yield, January 1,	$—	$—
Investments purchased	606	—
Acquisition (1)	100	173
Accretion recognized in net investment income	(62)	(3)
Reclassification (to) from nonaccretable difference	(103)	—

Accretable yield, December 31,	$541	$170

(1)	As described further in Note 2, all investments acquired with American Life were recorded at estimated fair value as of the Acquisition Date. This activity relates to acquired fixed maturity securities and mortgage loans with a credit impairment inherent in the estimated fair value.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at December 31, 2010 and 2009. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2010		2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
		(In millions)

Consolidated securitization entities (1)	$7,114	$6,892	$—	$—
MRSC collateral financing arrangement (2)	3,333	—	3,230	—
Other limited partnership interests	319	85	367	72
Trading securities	186	—	—	—
Other invested assets	108	1	27	1
Real estate joint ventures	20	17	22	17

Total	$11,080	$6,995	$3,646	$90

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. At December 31, 2010, these entities held total assets of $7,114 million, consisting of $201 million of FVO securities held by CSEs classified within trading and other securities, $6,840 million of commercial mortgage loans, $34 million of accrued investment income and $39 million of cash. These entities had total liabilities of $6,892 million, consisting of $6,820 million of long-term debt and $72 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

former QSPEs of $201 million at estimated fair value at December 31, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $411 million for the year ended December 31, 2010.

(2)	See Note 12 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value at:

	December 31,
	2010	2009
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,333	$963
U.S. corporate securities	893	1,049
RMBS	547	672
CMBS	383	348
Foreign corporate securities	139	80
U.S. Treasury, agency and government guaranteed securities	—	33
State and political subdivision securities	30	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of less than $1 million for both years)	3	59

Total	$3,333	$3,230

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	December 31,
	2010		2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
		(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$44,733	$44,733	$—	$—
CMBS (2)	20,675	20,675	—	—
ABS (2)	14,290	14,290	—	—
Foreign corporate securities	2,968	2,968	1,254	1,254
U.S. corporate securities	2,447	2,447	1,216	1,216
Other limited partnership interests	4,383	6,479	2,543	2,887
Trading securities	789	789	—	—
Other invested assets	576	773	416	409
Mortgage loans	350	350	—	—
Real estate joint ventures	40	108	30	30
Equity securities available-for-sale:
Non-redeemable preferred stock	—	—	31	31

Total	$91,251	$93,612	$5,490	$5,827

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	The maximum exposure to loss relating to the fixed maturity, equity and trading securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The maximum exposure to loss relating to the mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third-party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $231 million and $232 million at December 31, 2010 and 2009, respectively.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2010, 2009 and 2008.

4.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

See Note 1 for a description of the Company’s accounting policies for derivative financial instruments.

See Note 5 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives, held at:

		December 31,
		2010			2009
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$54,803	$2,654	$1,516	$38,152	$1,570	$1,255
	Interest rate floors	23,866	630	66	23,691	461	37
	Interest rate caps	35,412	176	1	28,409	283	—
	Interest rate futures	9,385	43	17	7,563	8	10
	Interest rate options	8,761	144	23	4,050	117	57
	Interest rate forwards	10,374	106	135	9,921	66	27
	Synthetic GICs	4,397	—	—	4,352	—	—
Foreign currency	Foreign currency swaps	17,626	1,616	1,282	16,879	1,514	1,392
	Foreign currency forwards	10,443	119	91	6,485	83	57
	Currency futures	493	2	—	—	—	—
	Currency options	5,426	50	—	822	18	—
	Non-derivative hedging instruments (2)	169	—	185	—	—	—
Credit	Credit default swaps	10,957	173	104	6,723	74	130
	Credit forwards	90	2	3	220	2	6
Equity market	Equity futures	8,794	21	9	7,405	44	21
	Equity options	33,688	1,843	1,197	27,175	1,712	1,018
	Variance swaps	18,022	198	118	13,654	181	58
	Total rate of return swaps	1,547	—	—	376	—	47

	Total	$254,253	$7,777	$4,747	$195,877	$6,133	$4,115

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount of derivative financial instruments by maturity at December 31, 2010:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$4,970	$14,491	$16,403	$18,939	$54,803
Interest rate floors	—	13,048	7,318	3,500	23,866
Interest rate caps	5,000	28,436	1,976	—	35,412
Interest rate futures	9,385	—	—	—	9,385
Interest rate options	1,853	5,206	1,702	—	8,761
Interest rate forwards	9,409	860	105	—	10,374
Synthetic GICs	4,397	—	—	—	4,397
Foreign currency swaps	3,262	5,857	5,999	2,508	17,626
Foreign currency forwards	10,337	24	20	62	10,443
Currency futures	493	—	—	—	493
Currency options	5,426	—	—	—	5,426
Non-derivative hedging instruments	169	—	—	—	169
Credit default swaps	111	10,197	649	—	10,957
Credit forwards	90	—	—	—	90
Equity futures	8,794	—	—	—	8,794
Equity options	20,856	3,346	9,486	—	33,688
Variance swaps	1,411	1,795	14,493	323	18,022
Total rate of return swaps	1,492	55	—	—	1,547

Total	$87,455	$83,315	$58,151	$25,332	$254,253

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange- traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In exchange-traded currency futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by referenced currencies, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded currency futures are used primarily to hedge currency mismatches between assets and liabilities. The Company utilizes exchange-traded currency futures in non-qualifying hedging relationships.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offer Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2010			2009
		Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$4,524	$907	$145	$4,807	$854	$132
Interest rate swaps	5,108	823	169	4,824	500	75

Subtotal	9,632	1,730	314	9,631	1,354	207

Cash Flow Hedges:
Foreign currency swaps	5,556	213	347	4,108	127	347
Interest rate swaps	3,562	102	116	1,740	—	48
Interest rate forwards	1,140	—	107	—	—	—
Credit forwards	90	2	3	220	2	6

Subtotal	10,348	317	573	6,068	129	401

Foreign Operations Hedges:
Foreign currency forwards	1,935	9	26	1,880	27	13
Non-derivative hedging instruments	169	—	185	—	—	—

Subtotal	2,104	9	211	1,880	27	13

Total Qualifying Hedges	$22,084	$2,056	$1,098	$17,579	$1,510	$621

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2010			2009
		Estimated			Estimated
Derivatives Not Designated or Not	Notional	Fair Value		Notional	Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$46,133	$1,729	$1,231	$31,588	$1,070	$1,132
Interest rate floors	23,866	630	66	23,691	461	37
Interest rate caps	35,412	176	1	28,409	283	—
Interest rate futures	9,385	43	17	7,563	8	10
Interest rate options	8,761	144	23	4,050	117	57
Interest rate forwards	9,234	106	28	9,921	66	27
Synthetic GICs	4,397	—	—	4,352	—	—
Foreign currency swaps	7,546	496	790	7,964	533	913
Foreign currency forwards	8,508	110	65	4,605	56	44
Currency futures	493	2	—	—	—	—
Currency options	5,426	50	—	822	18	—
Credit default swaps	10,957	173	104	6,723	74	130
Equity futures	8,794	21	9	7,405	44	21
Equity options	33,688	1,843	1,197	27,175	1,712	1,018
Variance swaps	18,022	198	118	13,654	181	58
Total rate of return swaps	1,547	—	—	376	—	47

Total non-designated or non-qualifying derivatives	$232,169	$5,721	$3,649	$178,298	$4,623	$3,494

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Derivatives and hedging gains (losses) (1)	$122	$(6,624)	$6,560
Embedded derivatives	(387)	1,758	(2,650)

Total net derivative gains (losses)	$(265)	$(4,866)	$3,910

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$83	$49	$19
Interest credited to policyholder account balances	233	220	105
Other expenses	(6)	(3)	(9)
Non-qualifying hedges:
Net investment income	(3)	(2)	1
Net derivative gains (losses)	65	91	49
Other revenues	108	77	3

Total	$480	$432	$168

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses) recognized for the years ended December 31, 2010, 2009 and 2008:

		Net Derivative		Ineffectiveness
		Gains (Losses)	Net Derivative Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	(Losses) Recognized	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(14)	$16	$2
	Policyholder account balances (1)	140	(142)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(14)	—
	Foreign-denominated policyholder account balances (2)	9	(20)	(11)

Total		$149	$(160)	$(11)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$49	$(42)	$7
	Policyholder account balances (1)	(963)	951	(12)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	10	(3)
	Foreign-denominated policyholder account balances (2)	462	(449)	13

Total		$(465)	$470	$5

For the Year Ended December 31, 2008		$245	$(248)	$(3)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (v) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments; and (vi) interest rate swaps and interest rate forwards to hedge forecasted fixed-rate borrowings.

For the years ended December 31, 2010 and 2009, the Company recognized $1 million and ($3) million, respectively, of net derivative gains (losses) which represented the ineffective portion of all cash flow hedges. For the year ended December 31, 2008, the Company did not recognize any net derivative gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivative gains (losses) for the years ended December 31, 2010, 2009 and 2008 related to such discontinued cash flow hedges were gains (losses) of $9 million, ($7) million and ($12) million, respectively. At December 31, 2010 and 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and five years, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the year ended December 31, 2008.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Accumulated other comprehensive income (loss), balance at January 1,	$(76)	$82	$(270)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(51)	(221)	203
Amounts reclassified to net derivative gains (losses)	65	54	140
Amounts reclassified to net investment income	4	8	9
Amounts reclassified to other expenses	(1)	3	(1)
Amortization of transition adjustment	—	(2)	1

Accumulated other comprehensive income (loss), balance at December 31,	$(59)	$(76)	$82

At December 31, 2010, $3 million of deferred net losses on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the years ended December 31, 2010, 2009 and 2008:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Derivative	Net Investment	Other	Net Derivative	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps	$13	$—	$—	$(1)	$3	$—
Foreign currency swaps	34	(79)	(6)	2	—	—
Interest rate forwards	(117)	14	2	—	(2)	—
Credit forwards	19	—	—	—	—	—

Total	$(51)	$(65)	$(4)	$1	$1	$—

For the Year Ended December 31, 2009:
Interest rate swaps	$(45)	$—	$—	$(4)	$(2)	$—
Foreign currency swaps	(319)	(133)	(6)	1	(1)	—
Interest rate forwards	147	79	—	—	—	—
Credit forwards	(4)	—	—	—	—	—

Total	$(221)	$(54)	$(6)	$(3)	$(3)	$—

For the Year Ended December 31, 2008:
Foreign currency swaps	$203	$(140)	$(10)	$1	$—	$—

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of equity for the years ended December 31, 2010, 2009 and 2008:

				Amount and Location
				of Gains (Losses)
				Reclassified From Accumulated Other
	Amount of Gains (Losses)			Comprehensive Income
	Deferred in Accumulated			(Loss) into Income (Loss)
	Other Comprehensive Income (Loss)			(Effective Portion)
	(Effective Portion)			Net Investment Gains (Losses)
Derivatives and Non-Derivative Hedging Instruments in Net	Years Ended December 31,			Years Ended December 31,
Investment Hedging Relationships (1), (2)	2010	2009	2008	2010	2009	2008
	(In millions)

Foreign currency forwards	$(167)	$(244)	$338	$—	$(59)	$—
Foreign currency swaps	—	(18)	76	—	(63)	—
Non-derivative hedging instruments	(16)	(37)	81	—	(11)	—

Total	$(183)	$(299)	$495	$—	$(133)	$—

(1)	During the years ended December 31, 2010 and 2008, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings. During the year ended December 31, 2009, the Company substantially liquidated, through assumption reinsurance (see Note 2), the portion of its Canadian operations that was being hedged in a net investment hedging relationship. As a result, the Company reclassified losses of $133 million from accumulated other comprehensive income (loss) into earnings.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At December 31, 2010 and 2009, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($223) million and ($40) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts, and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps and TRRs to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps	$622	$4	$39	$172	$—
Interest rate floors	144	—	—	—	—
Interest rate caps	(185)	—	—	—	—
Interest rate futures	77	(4)	—	(3)	—
Equity futures	(58)	(25)	(314)	—	—
Foreign currency swaps	52	—	—	—	—
Foreign currency forwards	250	55	—	—	—
Currency futures	(23)	—	—	—	—
Currency options	(83)	(1)	—	—	(4)
Equity options	(683)	(16)	—	—	—
Interest rate options	25	—	—	(6)	—
Interest rate forwards	8	—	—	(74)	—
Variance swaps	(55)	—	—	—	—
Credit default swaps	34	(2)	—	—	—
Total rate of return swaps	14	—	—	—	—

Total	$139	$11	$(275)	$89	$(4)

For the Year Ended December 31, 2009:
Interest rate swaps	$(1,700)	$(5)	$(13)	$(161)	$—
Interest rate floors	(907)	—	—	—	—
Interest rate caps	33	—	—	—	—
Interest rate futures	(366)	2	—	—	—
Equity futures	(681)	(38)	(363)	—	—
Foreign currency swaps	(405)	—	—	—	—
Foreign currency forwards	(102)	(24)	—	—	—
Currency options	(36)	(1)	—	—	(3)
Equity options	(1,713)	(68)	—	—	—
Interest rate options	(379)	—	—	—	—
Interest rate forwards	(7)	—	—	(4)	—
Variance swaps	(276)	(13)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(243)	(11)	—	—	—
Total rate of return swaps	63	—	—	—	—

Total	$(6,757)	$(158)	$(376)	$(165)	$(3)

For the Year Ended December 31, 2008	$6,688	$240	$331	$146	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $5,089 million and $3,101 million at December 31, 2010 and 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2010 and 2009, the Company would have received $62 million and $53 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2010 and 2009:

	December 31,
	2010			2009
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair Value	of Future	Weighted	Fair Value	Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$470	3.8	$5	$175	4.3
Credit default swaps referencing indices	45	2,928	3.7	46	2,676	3.4

Subtotal	50	3,398	3.7	51	2,851	3.5

Baa
Single name credit default swaps (corporate)	5	735	4.3	2	195	4.8
Credit default swaps referencing indices	7	931	5.0	—	10	5.0

Subtotal	12	1,666	4.7	2	205	4.8

Ba
Single name credit default swaps (corporate)	—	25	4.4	—	25	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	4.4	—	25	5.0

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	20	5.0

Subtotal	—	—	—	—	20	5.0

Total	$62	$5,089	4.1	$53	$3,101	3.6

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $5,089 million and $3,101 million from the table above were $120 million and $31 million at December 31, 2010 and 2009, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2010 and 2009, the Company was obligated to return cash collateral under its control of $2,625 million and $2,680 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2010 and 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $984 million and $221 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2010, none of the collateral had been sold or repledged.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

		Estimated Fair Value of		Fair Value of Incremental Collateral
		Collateral Provided:		Provided Upon:
					Downgrade in the
				One Notch	Company’s Credit Rating
				Downgrade	to a Level that Triggers
	Estimated			in the	Full Overnight
	Fair Value (1) of			Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity		Credit	Termination
	Liability Position	Securities (2)	Cash (3)	Rating	of the Derivative Position
	(In millions)

December 31, 2010:
Derivatives subject to credit-contingent provisions	$1,167	$1,024	$—	$99	$231
Derivatives not subject to credit-contingent provisions	22	—	43	—	—

Total	$1,189	$1,024	$43	$99	$231

December 31, 2009:
Derivatives subject to credit-contingent provisions	$1,163	$1,017	$—	$90	$218
Derivatives not subject to credit-contingent provisions	48	42	—	—	—

Total	$1,211	$1,059	$—	$90	$218

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2010 was $1,742 million. At December 31, 2010, the Company provided securities collateral of $1,024 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at December 31, 2010 would be $718 million. This amount does not consider gross derivative assets of $575 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At December 31, 2010 and 2009, the Company pledged securities collateral for exchange-traded futures and options of $40 million and $50 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2010 and 2009, the Company provided cash collateral for exchange-traded futures and options of $662 million and $562 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2010	2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$185	$76
Options embedded in debt or equity securities	(57)	(37)

Net embedded derivatives within asset host contracts	$128	$39

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$2,556	$1,500
Other	78	5

Net embedded derivatives within liability host contracts	$2,634	$1,505

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net derivative gains (losses) (1)	$(387)	$1,758	$(2,650)
Policyholder benefits and claims	$8	$(114)	$182

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses), in connection with this adjustment, were gains (losses) of ($96) million, ($1,932) million and $2,994 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net derivative gains (losses) for the year ended December 31, 2010 included a loss of $955 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 5.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$85,419	$7,149	$92,568
Foreign corporate securities	—	62,401	5,777	68,178
RMBS	274	43,037	1,422	44,733
Foreign government securities	149	40,092	3,159	43,400
U.S. Treasury, agency and government guaranteed securities	14,602	18,623	79	33,304
CMBS	—	19,664	1,011	20,675
ABS	—	10,142	4,148	14,290
State and political subdivision securities	—	10,083	46	10,129
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	15,025	289,464	22,795	327,284

Equity securities:
Common stock	832	1,094	268	2,194
Non-redeemable preferred stock	—	507	905	1,412

Total equity securities	832	1,601	1,173	3,606

Trading and other securities:
Actively Traded Securities	—	453	10	463
FVO general account securities	—	54	77	131
FVO contractholder-directed unit-linked investments	6,270	10,789	735	17,794
FVO securities held by consolidated securitization entities	—	201	—	201

Total trading and other securities	6,270	11,497	822	18,589
Short-term investments (1)	3,026	4,681	858	8,565
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Mortgage loans held-for-sale (2)	—	2,486	24	2,510

Total mortgage loans	—	9,326	24	9,350
MSRs (3)	—	—	950	950
Other invested assets — investment funds	373	121	—	494
Derivative assets: (4)
Interest rate contracts	131	3,583	39	3,753
Foreign currency contracts	2	1,711	74	1,787
Credit contracts	—	125	50	175
Equity market contracts	23	1,757	282	2,062

Total derivative assets	156	7,176	445	7,777
Net embedded derivatives within asset host contracts (5)	—	—	185	185
Separate account assets (6)	25,660	155,589	2,088	183,337

Total assets	$51,342	$479,455	$29,340	$560,137

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Liabilities
Derivative liabilities: (4)
Interest rate contracts	$35	$1,598	$125	$1,758
Foreign currency contracts	—	1,372	1	1,373
Credit contracts	—	101	6	107
Equity market contracts	10	1,174	140	1,324

Total derivative liabilities	45	4,245	272	4,562
Net embedded derivatives within liability host contracts (5)	—	11	2,623	2,634
Long-term debt of consolidated securitization entities	—	6,636	184	6,820
Trading liabilities (7)	46	—	—	46

Total liabilities	$91	$10,892	$3,079	$14,062

See “— Variable Interest Entities” in Note 3 for discussion of CSEs included in the table above.

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$65,493	$6,694	$72,187
Foreign corporate securities	—	32,738	5,292	38,030
RMBS	—	42,180	1,840	44,020
Foreign government securities	306	11,240	401	11,947
U.S. Treasury, agency and government guaranteed securities	10,951	14,459	37	25,447
CMBS	—	15,483	139	15,622
ABS	—	10,450	2,712	13,162
State and political subdivision securities	—	7,139	69	7,208
Other fixed maturity securities	—	13	6	19

Total fixed maturity securities	11,257	199,195	17,190	227,642

Equity securities:
Common stock	490	995	136	1,621
Non-redeemable preferred stock	—	359	1,104	1,463

Total equity securities	490	1,354	1,240	3,084

Trading and other securities	1,886	415	83	2,384
Short-term investments (1)	5,650	2,500	23	8,173
Mortgage loans held-for-sale (2)	—	2,445	25	2,470
MSRs (3)	—	—	878	878
Derivative assets (4)	103	5,600	430	6,133
Net embedded derivatives within asset host contracts (5)	—	—	76	76
Separate account assets (6)	17,601	129,545	1,895	149,041

Total assets	$36,987	$341,054	$21,840	$399,881

Liabilities
Derivative liabilities (4)	$51	$3,990	$74	$4,115
Net embedded derivatives within liability host contracts (5)	—	(26)	1,531	1,505
Trading liabilities (7)	106	—	—	106

Total liabilities	$157	$3,964	$1,605	$5,726

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	MSRs are presented within other invested assets in the consolidated balance sheets.

(4)	Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At December 31, 2010 and 2009, certain non-derivative hedging instruments of $185 million and $0, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(5)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances in the consolidated balance sheets. At December 31, 2010, fixed maturity securities and equity securities also included embedded derivatives of $5 million and ($62) million, respectively. At December 31, 2009, fixed maturity securities and equity securities included embedded derivatives of $0 and ($37) million, respectively.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity, equity and trading and other securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The estimated fair value of FVO securities held by CSEs is determined on a basis consistent with the methodologies described herein for fixed maturity securities and equity securities. As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold securities that have been accounted for under the FVO and classified within trading and other securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans

Mortgage loans presented in the tables above consist of commercial mortgage loans held by CSEs and residential mortgage loans held-for-sale for which the Company has elected the FVO and which are carried at estimated fair value. As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

Other Invested Assets — Investment Funds

The estimated fair value of these investment funds is determined on a basis consistent with the methodologies described herein for trading and other securities.

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

Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded in the consolidated financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company ceded the risk associated with certain of the GMIB and GMAB described above. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The Company recognized a loss of $577 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010. The refinement reduced both basic and diluted net income available to MetLife, Inc.’s common shareholders per common share by $0.65 for the year ended December 31, 2010.

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “— Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for nonperformance risk. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term Debt of CSEs

The Company has elected the FVO for the long-term debt of CSEs, which are carried at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Trading Liabilities

Trading liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. The estimated fair value of trading liabilities is determined on a basis consistent with the methodologies described in “— Fixed Maturity Securities, Equity Securities and Trading and Other Securities.”

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

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury, agency and government guaranteed fixed maturity securities, foreign government securities, RMBS — principally to-be-announced securities, exchange traded common stock, exchange traded mutual fund interests included in equity securities, exchange traded registered mutual fund interests included in trading and other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

regularly available. Contractholder-directed unit-linked investments reported within trading and other securities include certain registered mutual fund interests priced using daily NAV provided by the fund managers.

Derivative Assets and Derivative Liabilities

These assets and liabilities are comprised of exchange-traded derivatives, as well as interest rate forwards to sell certain to be announced securities. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate Account Assets

These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including financial futures and owned options. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below. Contractholder-directed unit-linked investments reported within trading and other securities include certain mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Mortgage Loans Held by CSEs

These commercial mortgage loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

Mortgage Loans Held-For-Sale

Residential mortgage loans held-for-sale are principally valued using the market approach and valued primarily using readily available observable pricing for similar loans or securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Derivative Assets and Derivative Liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives and interest rate forwards to sell certain to be announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using an income approach.

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, cross currency basis curves, and currency volatility.

Credit contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Equity market contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Embedded Derivatives Contained in Certain Funding Agreements

These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the spot equity and bond index level.

Separate Account Assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities, short-term investments and derivatives referred to above. Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAV provided by the fund managers.

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

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

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using an income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate contracts.

Non-option-based — Significant unobservable inputs may include pull through rates on interest rate lock commitments and the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Option-based — Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency volatility.

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived from or corroborated by observable market data.

Transfers between Levels 1 and 2:

During the year ended December 31, 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the year ended December 31, 2010 are summarized below.

During the year ended December 31, 2010, fixed maturity securities transfers into Level 3 of $1,736 million and separate account assets transfers into Level 3 of $46 million, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain private placements included in U.S. and foreign corporate securities and certain CMBS.

During the year ended December 31, 2010, fixed maturity securities transfers out of Level 3 of $1,683 million and separate account assets transfers out of Level 3 of $234 million, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, RMBS and ABS.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,
	Balance,		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	December 31,
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6,694	$9	$277	$(415)	$898	$(314)	$7,149
Foreign corporate securities	5,292	(19)	323	304	501	(624)	5,777
RMBS	1,840	27	63	(303)	87	(292)	1,422
Foreign government securities	401	1	(93)	2,965	40	(155)	3,159
U.S. Treasury, agency and government guaranteed securities	37	—	2	(6)	46	—	79
CMBS	139	(5)	89	684	132	(28)	1,011
ABS	2,712	(53)	411	1,286	32	(240)	4,148
State and political subdivision securities	69	—	(2)	9	—	(30)	46
Other fixed maturity securities	6	1	2	(5)	—	—	4

Total fixed maturity securities	$17,190	$(39)	$1,072	$4,519	$1,736	$(1,683)	$22,795

Equity securities:
Common stock	$136	$5	$7	$128	$1	$(9)	$268
Non-redeemable preferred stock	1,104	46	12	(250)	—	(7)	905

Total equity securities	$1,240	$51	$19	$(122)	$1	$(16)	$1,173

Trading and other securities:
Actively Traded Securities	$32	$—	$—	$(22)	$—	$—	$10
FVO general account securities	51	8	—	(1)	37	(18)	77
FVO contractholder-directed unit-linked investments	—	(15)	—	750	—	—	735

Total trading and other securities	$83	$(7)	$—	$727	$37	$(18)	$822

Short-term investments	$23	$2	$(9)	$842	$—	$—	$858
Mortgage loans held-for-sale	$25	$(2)	$—	$—	$10	$(9)	$24
MSRs (5), (6)	$878	$(79)	$—	$151	$—	$—	$950
Net derivatives: (7)
Interest rate contracts	$7	$37	$(107)	$(23)	$—	$—	$(86)
Foreign currency contracts	108	42	2	(57)	—	(22)	73
Credit contracts	42	4	13	(15)	—	—	44
Equity market contracts	199	(88)	11	20	—	—	142

Total net derivatives	$356	$(5)	$(81)	$(75)	$—	$(22)	$173

Separate account assets (8)	$1,895	$139	$—	$242	$46	$(234)	$2,088

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
			Other	Sales,
	Balance,		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	December 31,
(In millions)

Year Ended December 31, 2010:
Liabilities:
Net embedded derivatives (9)	$1,455	$335	$226	$422	$—	$—	$2,438
Long-term debt of consolidated securitization entities (10)	$—	$(48)	$—	$232	$—	$—	$184
Trading liabilities	$—	$—	$—	$—	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,	Transfer Into
	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$7,498	$(429)	$939	$(1,358)	$44	$6,694
Foreign corporate securities	5,944	(330)	1,517	(511)	(1,328)	5,292
RMBS	595	31	105	1,199	(90)	1,840
Foreign government securities	408	(40)	54	6	(27)	401
U.S. Treasury, agency and government guaranteed securities	88	—	(1)	(29)	(21)	37
CMBS	260	(36)	53	(44)	(94)	139
ABS	2,452	(121)	578	(212)	15	2,712
State and political subdivision securities	123	—	7	(19)	(42)	69
Other fixed maturity securities	40	1	—	(35)	—	6

Total fixed maturity securities	$17,408	$(924)	$3,252	$(1,003)	$(1,543)	$17,190

Equity securities:
Common stock	$105	$(2)	$6	$23	$4	$136
Non-redeemable preferred stock	1,274	(357)	486	(254)	(45)	1,104

Total equity securities	$1,379	$(359)	$492	$(231)	$(41)	$1,240

Trading and other securities	$175	$16	$—	$(108)	$—	$83
Short-term investments	$100	$(21)	$—	$(51)	$(5)	$23
Mortgage loans held-for-sale	$177	$(3)	$—	$2	$(151)	$25
MSRs (5), (6)	$191	$172	$—	$515	$—	$878
Net derivatives (7)	$2,547	$(273)	$(11)	$97	$(2,004)	$356
Separate account assets (8)	$1,758	$(213)	$—	$485	$(135)	$1,895

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total Realized/Unrealized
		(Gains) Losses included in:		Purchases,
			Other	Sales,	Transfer Into
	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
(In millions)

Year Ended December 31, 2009:
Liabilities:
Net embedded derivatives (9)	$2,929	$(1,602)	$(15)	$143	$—	$1,455

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
					Other	Sales,	Transfer Into
	Balance,	Impact of	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (11)	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
	(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$8,368	$—	$8,368	$(696)	$(1,758)	$859	$725	$7,498
Foreign corporate securities	7,228	(8)	7,220	(12)	(2,873)	(57)	1,666	5,944
RMBS	1,423	—	1,423	4	(218)	(204)	(410)	595
Foreign government securities	785	—	785	19	(101)	(295)	—	408
U.S. Treasury, agency and government guaranteed securities	80	—	80	—	(1)	3	6	88
CMBS	539	—	539	(72)	(136)	2	(73)	260
ABS	4,490	—	4,490	(125)	(1,136)	(740)	(37)	2,452
State and political subdivision securities	124	—	124	—	(8)	45	(38)	123
Other fixed maturity securities	289	—	289	1	(41)	(209)	—	40

Total fixed maturity securities	$23,326	$(8)	$23,318	$(881)	$(6,272)	$(596)	$1,839	$17,408

Equity securities:
Common stock	$183	$—	$183	$(2)	$(12)	$(46)	$(18)	$105
Non-redeemable preferred stock	2,188	—	2,188	(195)	(466)	(242)	(11)	1,274

Total equity securities	$2,371	$—	$2,371	$(197)	$(478)	$(288)	$(29)	$1,379

Trading and other securities	$183	$8	$191	$(26)	$—	$18	$(8)	$175
Short-term investments	$179	$—	$179	$—	$—	$(79)	$—	$100
Mortgage loans held-for-sale	$—	$—	$—	$4	$—	$171	$2	$177
MSRs (5), (6)	$—	$—	$—	$(149)	$—	$340	$—	$191
Net derivatives (7)	$789	$(1)	$788	$1,729	$—	$29	$1	$2,547
Separate account assets (8)	$1,464	$—	$1,464	$(129)	$—	$90	$333	$1,758

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total Realized/Unrealized
				(Gains) Losses included in:		Purchases,
					Other	Sales,	Transfer Into
	Balance,	Impact of	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (11)	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
(In millions)

Year Ended December 31, 2008:
Liabilities:
Net embedded derivatives (9)	$278	$(24)	$254	$2,500	$81	$94	$—	$2,929

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses); while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other revenues. Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any. Purchases, sales, issuances and settlements for the year ended December 31, 2010 include financial instruments acquired from ALICO as follows: fixed maturity securities $5,435 million, equity securities $68 million, trading and other securities $582 million, short-term investments $216 million, net derivatives ($10) million, separate account assets $244 million and net embedded derivatives ($116) million.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out in the same period are excluded from the rollforward.

(5)	The additions and reductions (due to loan payments and sales) affecting MSRs were $330 million and ($179) million, respectively, for the year ended December 31, 2010. The additions and reductions (due to loan payments) affecting MSRs were $628 million and ($113) million, respectively, for the year ended December 31, 2009. The additions and reductions (due to loan payments) affecting MSRs were $350 million and ($10) million, respectively, for the year ended December 31, 2008.

(6)	The changes in estimated fair value due to changes in valuation model inputs or assumptions and other changes in estimated fair value affecting MSRs were ($79) million, $172 million and ($149) million for the years ended December 31, 2010, 2009 and 2008, respectively.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	The long-term debt at January 1, 2010 of the CSEs is reported within the purchases, sales, issuances and settlements activity column of the rollforward.

(11)	The impact of adoption of fair value measurement guidance represents the amount recognized in earnings resulting from a change in estimate for certain Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of this adoption on RGA — not reflected in the table above as a result of the inclusion of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million, offset by a DAC decrease of $15 million) for a total increase of $42 million in Level 3 net assets. This increase of $42 million, offset by a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, resulted in a total net impact of adoption of $30 million.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The tables below summarize both realized and unrealized gains and losses due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$22	$(13)	$—	$—	$—	$—	$9
Foreign corporate securities	15	(34)	—	—	—	—	(19)
RMBS	36	(9)	—	—	—	—	27
Foreign government securities	6	(5)	—	—	—	—	1
CMBS	1	(6)	—	—	—	—	(5)
ABS	37	(90)	—	—	—	—	(53)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$118	$(157)	$—	$—	$—	$—	$(39)

Equity securities:
Common stock	$—	$5	$—	$—	$—	$—	$5
Non-redeemable preferred stock	—	46	—	—	—	—	46

Total equity securities	$—	$51	$—	$—	$—	$—	$51

Trading and other securities:
Actively Traded Securities	$—	$—	$—	$—	$—	$—	$—
FVO general account securities	8	—	—	—	—	—	8
FVO contractholder-directed unit-linked investments	(15)	—	—	—	—	—	(15)

Total trading and other securities	$(7)	$—	$—	$—	$—	$—	$(7)

Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(2)	$—	$—	$(2)
MSRs	$—	$—	$—	$(79)	$—	$—	$(79)
Net derivatives:
Interest rate contracts	$—	$—	$36	$1	$—	$—	$37
Foreign currency contracts	—	—	46	—	—	(4)	42
Credit contracts	—	—	4	—	—	—	4
Equity market contracts	—	—	(88)	—	—	—	(88)

Total net derivatives	$—	$—	$(2)	$1	$—	$(4)	$(5)

Liabilities:
Net embedded derivatives	$—	$—	$(343)	$—	$8	$—	$(335)
Long-term debt of consolidated securitization entities	$—	$48	$—	$—	$—	$—	$48

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$15	$(444)	$—	$—	$—	$—	$(429)
Foreign corporate securities	(4)	(326)	—	—	—	—	(330)
RMBS	30	1	—	—	—	—	31
Foreign government securities	12	(52)	—	—	—	—	(40)
CMBS	1	(37)	—	—	—	—	(36)
ABS	8	(129)	—	—	—	—	(121)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$63	$(987)	$—	$—	$—	$—	$(924)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	(357)	—	—	—	—	(357)

Total equity securities	$—	$(359)	$—	$—	$—	$—	$(359)

Trading and other securities	$16	$—	$—	$—	$—	$—	$16
Short-term investments	$—	$(21)	$—	$—	$—	$—	$(21)
Mortgage loans held-for-sale	$—	$—	$—	$(3)	$—	$—	$(3)
MSRs	$—	$—	$—	$172	$—	$—	$172
Net derivatives	$(13)	$—	$(225)	$(33)	$—	$(2)	$(273)
Liabilities:
Net embedded derivatives	$—	$—	$1,716	$—	$(114)	$—	$1,602

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$15	$(711)	$—	$—	$—	$—	$(696)
Foreign corporate securities	123	(135)	—	—	—	—	(12)
RMBS	3	1	—	—	—	—	4
Foreign government securities	27	(8)	—	—	—	—	19
CMBS	4	(76)	—	—	—	—	(72)
ABS	4	(129)	—	—	—	—	(125)
State and political subdivision securities	(1)	1	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$176	$(1,057)	$—	$—	$—	$—	$(881)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	(195)	—	—	—	—	(195)

Total equity securities	$—	$(197)	$—	$—	$—	$—	$(197)

Trading and other securities	$(26)	$—	$—	$—	$—	$—	$(26)
Short-term investments	$1	$(1)	$—	$—	$—	$—	$—
Mortgage loans held-for-sale	$—	$—	$—	$4	$—	$—	$4
MSRs	$—	$—	$—	$(149)	$—	$—	$(149)
Net derivatives	$103	$—	$1,587	$39	$—	$—	$1,729
Liabilities:
Net embedded derivatives	$—	$—	$(2,682)	$—	$182	$—	$(2,500)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for Level 3 assets and liabilities that were still held at the respective time periods:

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2010
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$13	$(44)	$—	$—	$—	$—	$(31)
Foreign corporate securities	15	(43)	—	—	—	—	(28)
RMBS	36	—	—	—	—	—	36
Foreign government securities	10	—	—	—	—	—	10
CMBS	1	(6)	—	—	—	—	(5)
ABS	36	(52)	—	—	—	—	(16)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$112	$(145)	$—	$—	$—	$—	$(33)

Equity securities:
Common stock	$—	$(2)	$—	$—	$—	$—	$(2)
Non-redeemable preferred stock	—	(3)	—	—	—	—	(3)

Total equity securities	$—	$(5)	$—	$—	$—	$—	$(5)

Trading and other securities:
Actively Traded Securities	$—	$—	$—	$—	$—	$—	$—
FVO general account securities	12	—	—	—	—	—	12
FVO contractholder-directed unit-linked investments	(15)	—	—	—	—	—	(15)

Total trading and other securities	$(3)	$—	$—	$—	$—	$—	$(3)

Short-term investments	$2	$—	$—	$—	$—	$—	$2
Mortgage loans held-for-sale	$—	$—	$—	$(2)	$—	$—	$(2)
MSRs	$—	$—	$—	$(28)	$—	$—	$(28)
Net derivatives:
Interest rate contracts	$—	$—	$36	$5	$—	$—	$41
Foreign currency contracts	—	—	45	—	—	—	45
Credit contracts	—	—	6	—	—	—	6
Equity market contracts	—	—	(82)	—	—	—	(82)

Total net derivatives	$—	$—	$5	$5	$—	$—	$10

Liabilities:
Net embedded derivatives	$—	$—	$(363)	$—	$8	$—	$(355)
Long-term debt of consolidated securitization entities	$—	$48	$—	$—	$—	$—	$48

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2009
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$18	$(412)	$—	$—	$—	$—	$(394)
Foreign corporate securities	(3)	(176)	—	—	—	—	(179)
RMBS	30	6	—	—	—	—	36
Foreign government securities	11	—	—	—	—	—	11
CMBS	1	(61)	—	—	—	—	(60)
ABS	8	(136)	—	—	—	—	(128)
State and political subdivision securities	—	—	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$66	$(779)	$—	$—	$—	$—	$(713)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	(168)	—	—	—	—	(168)

Total equity securities	$—	$(169)	$—	$—	$—	$—	$(169)

Trading and other securities	$15	$—	$—	$—	$—	$—	$15
Short-term investments	$—	$1	$—	$—	$—	$—	$1
Mortgage loans held-for-sale	$—	$—	$—	$(3)	$—	$—	$(3)
MSRs	$—	$—	$—	$147	$—	$—	$147
Net derivatives	$(13)	$—	$(194)	$5	$—	$(2)	$(204)
Liabilities:
Net embedded derivatives	$—	$—	$1,697	$—	$(114)	$—	$1,583

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2008
		Net	Net
	Net	Investment	Derivative		Policyholder
	Investment	Gains	Gains	Other	Benefits and	Other
	Income	(Losses)	(Losses)	Revenues	Claims	Expenses	Total
	(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$12	$(497)	$—	$—	$—	$—	$(485)
Foreign corporate securities	117	(125)	—	—	—	—	(8)
RMBS	4	—	—	—	—	—	4
Foreign government securities	23	—	—	—	—	—	23
CMBS	4	(69)	—	—	—	—	(65)
ABS	3	(102)	—	—	—	—	(99)
State and political subdivision securities	(1)	—	—	—	—	—	(1)
Other fixed maturity securities	1	—	—	—	—	—	1

Total fixed maturity securities	$163	$(793)	$—	$—	$—	$—	$(630)

Equity securities:
Common stock	$—	$(1)	$—	$—	$—	$—	$(1)
Non-redeemable preferred stock	—	(163)	—	—	—	—	(163)

Total equity securities	$—	$(164)	$—	$—	$—	$—	$(164)

Trading and other securities	$(17)	$—	$—	$—	$—	$—	$(17)
Short-term investments	$—	$—	$—	$—	$—	$—	$—
Mortgage loans held-for-sale	$—	$—	$—	$3	$—	$—	$3
MSRs	$—	$—	$—	$(150)	$—	$—	$(150)
Net derivatives	$114	$—	$1,504	$38	$—	$—	$1,656
Liabilities:
Net embedded derivatives	$—	$—	$(2,779)	$—	$182	$—	$(2,597)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

FVO — Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the FVO at:

	December 31,
	2010	2009
	(In millions)

Unpaid principal balance	$2,473	$2,418
Excess of estimated fair value over unpaid principal balance	37	52

Carrying value at estimated fair value	$2,510	$2,470

Loans in non-accrual status	$2	$4
Loans more than 90 days past due	$3	$2
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(2)

Residential mortgage loans held-for-sale accounted for under the FVO are initially measured at estimated fair value. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Such changes in estimated fair value for these loans were due to the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$(2)	$—
Other changes in estimated fair value	487	600	55

Total gains (losses) recognized in other revenues	$486	$598	$55

FVO — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company elected fair value accounting for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the FVO at:

December 31, 2010
(In millions)

Unpaid principal balance	$6,636
Excess of estimated fair value over unpaid principal balance	204

Carrying value at estimated fair value	$6,840

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the long-term debt carried under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

December 31, 2010
(In millions)

Contractual principal balance	$6,619
Excess of estimated fair value over contractual principal balance	201

Carrying value at estimated fair value	$6,820

Interest income on both commercial mortgage loans and securities classified as trading and other securities held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 3.

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Years Ended December 31,
	2010			2009			2008
		Estimated	Net		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$179	$164	$(15)	$294	$202	$(92)	$257	$188	$(69)
Held-for-sale	35	33	(2)	9	8	(1)	42	32	(10)

Mortgage loans, net	$214	$197	$(17)	$303	$210	$(93)	$299	$220	$(79)

Other limited partnership interests (2)	$35	$23	$(12)	$915	$561	$(354)	$242	$137	$(105)
Real estate joint ventures (3)	$33	$8	$(25)	$175	$93	$(82)	$—	$—	$—

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $34 million at December 31, 2010.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $6 million at December 31, 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

			Estimated
	Notional	Carrying	Fair
December 31, 2010	Amount	Value	Value
	(In millions)

Assets
Mortgage loans: (1)
Held-for-investment		$52,215	$54,006
Held-for-sale		$811	$811

Mortgage loans, net		$53,026	$54,817
Policy loans		$11,914	$13,406
Real estate joint ventures (2)		$451	$482
Other limited partnership interests (2)		$1,539	$1,619
Short-term investments (3)		$822	$822
Other invested assets (2)		$1,490	$1,490
Cash and cash equivalents		$13,046	$13,046
Accrued investment income		$4,381	$4,381
Premiums, reinsurance and other receivables (2)		$3,752	$4,048
Other assets (2)		$466	$453
Liabilities
Policyholder account balances (2)		$146,927	$152,850
Payables for collateral under securities loaned and other transactions		$27,272	$27,272
Bank deposits		$10,316	$10,371
Short-term debt		$306	$306
Long-term debt (2)		$20,734	$21,892
Collateral financing arrangements		$5,297	$4,757
Junior subordinated debt securities		$3,191	$3,461
Other liabilities (2)		$2,777	$2,777
Separate account liabilities (2)		$42,160	$42,160
Commitments (4)
Mortgage loan commitments	$3,754	$—	$(17)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,437	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Mortgage loans: (1)
Held-for-investment		$48,181	$46,315
Held-for-sale		258	258

Mortgage loans, net		$48,439	$46,573
Policy loans		$10,061	$11,294
Real estate joint ventures (2)		$115	$127
Other limited partnership interests (2)		$1,571	$1,581
Short-term investments (3)		$201	$201
Other invested assets (2)		$1,241	$1,284
Cash and cash equivalents		$10,112	$10,112
Accrued investment income		$3,173	$3,173
Premiums, reinsurance and other receivables (2)		$3,375	$3,532
Other assets (2)		$425	$440
Liabilities
Policyholder account balances (2)		$97,131	$96,735
Payables for collateral under securities loaned and other transactions		$24,196	$24,196
Bank deposits		$10,211	$10,300
Short-term debt		$912	$912
Long-term debt (2)		$13,185	$13,831
Collateral financing arrangements		$5,297	$2,877
Junior subordinated debt securities		$3,191	$3,167
Other liabilities (2)		$1,788	$1,788
Separate account liabilities (2)		$32,171	$32,171
Commitments (4)
Mortgage loan commitments	$2,220	$—	$(48)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,261	$—	$(52)

(1)	Mortgage loans held-for-investment as presented in the tables above differ from the amount presented in the consolidated balance sheets because these tables do not include commercial mortgage loans held by CSEs. Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets because these tables do not include residential mortgage loans held-for-sale accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because these tables do not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, trading and other securities, mortgage loans held by CSEs, mortgage loans held-for-sale accounted for under the FVO, MSRs, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets, long-term debt of CSEs and trading liabilities. These assets and liabilities are described in the section “— Recurring Fair Value Measurements” and, therefore, are excluded from the tables above. The estimated fair value for these financial instruments approximates carrying value.

Mortgage Loans

These mortgage loans are principally comprised of commercial and agricultural mortgage loans, which are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage and consumer loans are generally purchased from third parties for investment purposes and are principally carried at amortized cost, while those originated for sale and not carried under the FVO are carried at the lower of cost or estimated fair value. The estimated fair values of these mortgage loans are determined as follows:

Mortgage loans held-for-investment. — For commercial and agricultural mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined from observable pricing for similar loans.

Mortgage loans held-for-sale. — Certain mortgage loans previously classified as held-for-investment have been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models. For residential mortgage loans originated for sale, the estimated fair value is determined principally from observable market pricing or from internal models.

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

Real Estate Joint Ventures and Other Limited Partnership Interests

Real estate joint ventures and other limited partnership interests included in the preceding tables consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate carried at cost less accumulated depreciation, or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Other Invested Assets

Other invested assets within the preceding tables are principally comprised of an investment in a funding agreement, funds withheld, various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications.

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

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding tables. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding tables. The estimated fair value is determined as the present value of expected future cash flows under the related contracts, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Other Assets

Other assets in the preceding tables is a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12. With the exception of the receivable for cash paid to the unaffiliated financial institution, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding tables represents the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

Policyholder Account Balances

Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

Other Liabilities

Other liabilities included in the tables above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable; amounts due for securities purchased but not yet settled; and amounts payable under certain assumed reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the carrying values.

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

Separate account liabilities are recognized in the consolidated balance sheets at an equivalent value of the related separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized investment gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2008	$14,260	$3,550	$17,810
Capitalizations	3,092	—	3,092
Acquisitions	—	(5)	(5)

Subtotal	17,352	3,545	20,897

Amortization related to:
Net investment gains (losses)	(489)	(32)	(521)
Other expenses	(2,460)	(508)	(2,968)

Total amortization	(2,949)	(540)	(3,489)

Unrealized investment gains (losses)	2,753	599	3,352
Effect of foreign currency translation and other	(503)	(113)	(616)

Balance at December 31, 2008	16,653	3,491	20,144
Capitalizations	3,019	—	3,019

Subtotal	19,672	3,491	23,163

Amortization related to:
Net investment gains (losses)	625	87	712
Other expenses	(1,754)	(265)	(2,019)

Total amortization	(1,129)	(178)	(1,307)

Unrealized investment gains (losses)	(2,314)	(505)	(2,819)
Effect of foreign currency translation and other	163	56	219

Balance at December 31, 2009	16,392	2,864	19,256
Capitalizations	3,343	—	3,343
Acquisitions	—	9,210	9,210

Subtotal	19,735	12,074	31,809

Amortization related to:
Net investment gains (losses)	(108)	(16)	(124)
Other expenses	(2,247)	(494)	(2,741)

Total amortization	(2,355)	(510)	(2,865)

Unrealized investment gains (losses)	(1,258)	(125)	(1,383)
Effect of foreign currency translation and other	97	(351)	(254)

Balance at December 31, 2010	$16,219	$11,088	$27,307

See Note 2 for a description of acquisitions and dispositions.

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $1,661 million in 2011, $1,373 million in 2012, $1,128 million in 2013, $959 million in 2014 and $816 million in 2015.

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

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

U.S. Business:
Insurance Products:
Group life	$25	$27	$—	$—	$25	$27
Individual life	7,257	8,129	833	1,005	8,090	9,134
Non-medical health	965	942	—	—	965	942

Total Insurance Products	8,247	9,098	833	1,005	9,080	10,103
Retirement Products	4,706	4,612	1,094	1,412	5,800	6,024
Corporate Benefit Funding	74	72	1	2	75	74
Auto & Home	190	181	—	—	190	181

Total U.S. Business	13,217	13,963	1,928	2,419	15,145	16,382
International	3,000	2,426	9,159	444	12,159	2,870
Banking, Corporate & Other	2	3	1	1	3	4

Total	$16,219	$16,392	$11,088	$2,864	$27,307	$19,256

7.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$5,047	$5,008	$4,814
Acquisitions	6,959	—	256
Effect of foreign currency translation and other	(225)	39	(62)

Balance at December 31,	$11,781	$5,047	$5,008

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding allocated goodwill by segment and reporting unit is as follows:

	December 31,
	2010	2009
	(In millions)

U.S. Business:
Insurance Products:
Group life	$2	$2
Individual life	1,263	1,263
Non-medical health	149	149

Total Insurance Products	1,414	1,414
Retirement Products	1,692	1,692
Corporate Benefit Funding	900	900
Auto & Home	157	157

Total U.S. Business	4,163	4,163

International:
Latin America	229	214
Asia Pacific	72	160
Europe and the Middle East	38	40

Total International	339	414

Banking, Corporate & Other	470	470

Total	$4,972	$5,047

The above table does not include goodwill of $6,809 million at December 31, 2010, associated with ALICO which has not yet been allocated to a reporting unit due to the timing of the Acquisition. See Note 2 for a description of acquisitions and dispositions.

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2010 based upon data at June 30, 2010. The tests indicated that goodwill was not impaired.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

8.	Insurance

Insurance Liabilities

Insurance liabilities were as follows:

	Future Policy		Policyholder Account		Other Policy-Related
	Benefits		Balances		Balances
	December 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

U.S. Business:
Insurance Products:
Group life	$2,717	$2,981	$9,175	$8,985	$2,454	$2,411
Individual life	56,533	55,291	19,731	18,632	2,752	2,911
Non-medical health	13,686	12,738	501	501	625	616

Total Insurance Products	72,936	71,010	29,407	28,118	5,831	5,938
Retirement Products	8,829	8,226	46,517	46,855	146	122
Corporate Benefit Funding	39,187	37,377	57,773	55,522	184	197
Auto & Home	3,036	2,972	—	—	171	184

Total U.S. Business	123,988	119,585	133,697	130,495	6,332	6,441
International	43,587	10,830	77,281	8,128	9,051	1,637
Banking, Corporate & Other	5,798	5,464	42	50	423	368

Total	$173,373	$135,879	$211,020	$138,673	$15,806	$8,446

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding VODA and VOCRA, which are reported in other assets, was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$792	$822	$706
Acquisitions	356	—	144
Amortization	(42)	(34)	(25)
Effect of foreign currency translation and other	(12)	4	(3)

Balance at December 31,	$1,094	$792	$822

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $63 million in 2011, $74 million in 2012, $80 million in 2013, $84 million in 2014 and $82 million in 2015. See Note 2 for a description of acquisitions and dispositions.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$841	$711	$677
Capitalization	157	193	176
Amortization	(80)	(63)	(142)

Balance at December 31,	$918	$841	$711

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $149.2 billion and $121.4 billion at December 31, 2010 and 2009, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $34.1 billion and $27.6 billion at December 31, 2010 and 2009, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 3.32% and 3.35% at December 31, 2010 and 2009, respectively.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $3.2 billion, $2.6 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s proportional interest in separate accounts was included in the consolidated balance sheets as follows at:

	December 31,
	2010	2009
	(In millions)

Fixed maturity securities	$257	$11
Equity securities	$33	$57
Cash and cash equivalents	$74	$2

For the years ended December 31, 2010, 2009 and 2008, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2010, 2009 and 2008, the Company issued $34.1 billion, $28.6 billion and $20.9 billion, respectively, and repaid $30.9 billion, $32.0 billion and $19.8 billion, respectively, of such funding agreements. At December 31, 2010 and 2009, funding agreements outstanding, which are included in policyholder account balances, were $27.2 billion and $23.3 billion, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $0.6 billion, $0.7 billion and $1.1 billion, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

MetLife Insurance Company of Connecticut (“MICC”) is a member of the FHLB of Boston and held $70 million of common stock of the FHLB of Boston at both December 31, 2010 and 2009, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including RMBS, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $100 million and $326 million at December 31, 2010 and 2009, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $211 million and $419 million at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $1 million, $6 million and $15 million, respectively.

Metropolitan Life Insurance Company (“MLIC”) is a member of the FHLB of NY and held $890 million and $742 million of common stock of the FHLB of NY at December 31, 2010 and 2009, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including RMBS to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the MLIC’s liability for funding agreements with the FHLB of NY was $12.6 billion and $13.7 billion at December 31, 2010 and 2009, respectively, which is included in policyholder account balances. The advances on these agreements were collateralized by mortgage-backed securities with estimated fair values of $14.2 billion and $15.1 billion at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $276 million, $333 million and $229 million, respectively.

During 2010, MetLife Investors Insurance Company (“MLIIC”) and General American Life Insurance Company (“GALIC”) became members of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines) and each held $10 million of common stock of the FHLB of Des Moines at December 31, 2010, which is included in equity securities. MLIIC and GALIC had no funding agreements with the FHLB of Des Moines at December 31, 2010.

MLIC and MICC have each issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac, a federally chartered instrumentality of the United States. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such SPEs was $2.8 billion and $2.5 billion at December 31, 2010 and 2009, respectively, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with estimated fair values of $3.2 billion and $2.9 billion at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $135 million, $132 million and $132 million, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$8,219	$8,260	$7,836
Less: Reinsurance recoverables	547	1,042	955

Net balance at January 1,	7,672	7,218	6,881

Acquisitions, net	583	—	—
Incurred related to:
Current year	6,482	6,569	6,263
Prior years	(75)	(152)	(353)

Total incurred	6,407	6,417	5,910

Paid related to:
Current year	(4,050)	(3,972)	(3,861)
Prior years	(2,102)	(1,991)	(1,712)

Total paid	(6,152)	(5,963)	(5,573)

Net balance at December 31,	8,510	7,672	7,218
Add: Reinsurance recoverables	2,198	547	1,042

Balance at December 31,	$10,708	$8,219	$8,260

During 2010, 2009 and 2008, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $75 million, $152 million and $353 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity, reduced loss adjustment expenses, improved loss ratio for non-medical health claim liabilities and improved claim management.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”). The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization.

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2010				2009
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$55,753		$390		$41,125		N/A
Net amount at risk (2)	$6,194	(3)	$289	(4)	$4,585	(3)	N/A
Average attained age of contractholders	62 years		67 years		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$92,041		$55,668		$78,808		$40,234
Net amount at risk (2)	$5,297	(3)	$6,373	(4)	$9,039	(3)	$7,361	(4)
Average attained age of contractholders	62 years		61 years		61 years		61 years
Two Tier Annuities
General account value	N/A		$280		N/A		$282
Net amount at risk (2)	N/A		$49	(5)	N/A		$50	(5)
Average attained age of contractholders	N/A		62 years		N/A		61 years

	December 31,
	2010				2009
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$11,015		$4,102		$9,483		$4,104
Net amount at risk (2)	$156,432	(3)	$26,851	(3)	$150,905	(3)	$28,826	(3)
Average attained age of policyholders	52 years		58 years		52 years		57 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct and assumed amount at risk (excluding ceded reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary	Paid-Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Direct
Balance at January 1, 2008	$80	$78	$152	$121	$431
Incurred guaranteed benefits	267	325	119	19	730
Paid guaranteed benefits	(96)	—	—	—	(96)

Balance at December 31, 2008	251	403	271	140	1,065
Incurred guaranteed benefits	118	(1)	233	34	384
Paid guaranteed benefits	(201)	—	—	—	(201)

Balance at December 31, 2009	168	402	504	174	1,248
Acquisitions	46	110	2,952	—	3,108
Incurred guaranteed benefits	149	111	536	24	820
Paid guaranteed benefits	(91)	—	(1)	—	(92)

Balance at December 31, 2010	$272	$623	$3,991	$198	$5,084

Ceded
Balance at January 1, 2008	$6	$4	$55	$75	$140
Incurred guaranteed benefits	18	(4)	25	15	54
Paid guaranteed benefits	(16)	—	—	—	(16)

Balance at December 31, 2008	8	—	80	90	178
Incurred guaranteed benefits	26	—	102	32	160
Paid guaranteed benefits	(28)	—	—	—	(28)

Balance at December 31, 2009	6	—	182	122	310
Acquisitions	30	—	—	—	30
Incurred guaranteed benefits	18	(1)	412	17	446
Paid guaranteed benefits	(15)	—	—	—	(15)

Balance at December 31, 2010	$39	$(1)	$594	$139	$771

Net
Balance at January 1, 2008	$74	$74	$97	$46	$291
Incurred guaranteed benefits	249	329	94	4	676
Paid guaranteed benefits	(80)	—	—	—	(80)

Balance at December 31, 2008	243	403	191	50	887
Incurred guaranteed benefits	92	(1)	131	2	224
Paid guaranteed benefits	(173)	—	—	—	(173)

Balance at December 31, 2009	162	402	322	52	938
Acquisitions	16	110	2,952	—	3,078
Incurred guaranteed benefits	131	112	124	7	374
Paid guaranteed benefits	(76)	—	(1)	—	(77)

Balance at December 31, 2010	$233	$624	$3,397	$59	$4,313

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2010	2009
	(In millions)

Fund Groupings:
Equity	$59,546	$48,852
Balanced	40,199	31,011
Bond	9,539	7,166
Money Market	1,584	2,104
Specialty	2,192	1,865

Total	$113,060	$90,998

9.	Reinsurance

The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $1 million for most products and reinsures up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.

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

The Company’s Corporate Benefit Funding segment periodically engages in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of this segment has not been significant.

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

For its life insurance products within the International segment, the Company reinsures, depending on the product, risks above the corporate retention limit of up to $5 million to external reinsurers on a yearly renewable term basis. The Company’s international businesses may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. The Company’s International segment reinsures, for selected large corporate customers, its group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company’s International segment also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with its variable annuities. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

The Company also reinsures, through 100% quota share reinsurance agreements, certain long-term care and workers’ compensation business written by MICC. These are run-off businesses which have been included within Banking, Corporate & Other.

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. For its International segment, the Company currently purchases catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2010 and 2009, were immaterial.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.5 billion and $4.4 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had $13.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $10.0 billion, or 76%, were with the Company’s five largest unaffiliated ceded reinsurers, including $3.6 billion of which were unsecured. At December 31, 2009, the Company had $11.7 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $9.2 billion, or 79%, were with the Company’s five largest unaffiliated ceded reinsurers, including $3.0 billion of which were unsecured.

The Company has reinsured with an unaffiliated third-party reinsurer, 49.25% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Premiums:
Direct premiums	$27,923	$27,472	$27,058
Reinsurance assumed	1,377	1,313	1,466
Reinsurance ceded	(1,906)	(2,325)	(2,610)

Net premiums	$27,394	$26,460	$25,914

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$6,630	$5,790	$5,909
Reinsurance assumed	138	106	79
Reinsurance ceded	(731)	(693)	(607)

Net universal life and investment-type product policy fees	$6,037	$5,203	$5,381

Other revenues:
Direct other revenues	$2,256	$2,264	$1,481
Reinsurance assumed	—	1	—
Reinsurance ceded	72	64	105

Net other revenues	$2,328	$2,329	$1,586

Policyholder benefits and claims:
Direct policyholder benefits and claims	$31,762	$30,363	$29,772
Reinsurance assumed	1,275	1,024	1,235
Reinsurance ceded	(3,492)	(3,051)	(3,570)

Net policyholder benefits and claims	$29,545	$28,336	$27,437

Interest credited to policyholder account balances:
Direct interest credited to policyholder account balances	$4,923	$4,846	$4,787
Reinsurance assumed	2	3	1
Reinsurance ceded	—	—	—

Net interest credited to policyholder account balances	$4,925	$4,849	$4,788

Policyholder dividends:
Direct policyholder dividends	$1,486	$1,650	$1,751
Reinsurance assumed	17	13	5
Reinsurance ceded	(17)	(13)	(5)

Net policyholder dividends	$1,486	$1,650	$1,751

Other expenses:
Direct other expenses	$12,911	$10,602	$12,107
Reinsurance assumed	116	100	57
Reinsurance ceded	(224)	(146)	(217)

Net other expenses	$12,803	$10,556	$11,947

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	December 31, 2010
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$19,830	$722	$13,561	$5,547
Deferred policy acquisition costs and value of business acquired	27,307	176	(179)	27,310

Total assets	$47,137	$898	$13,382	$32,857

Liabilities:
Future policy benefits	$173,373	$2,074	$(65)	$171,364
Policyholder account balances	211,020	2,237	—	208,783
Other policy-related balances	15,806	265	506	15,035
Other liabilities	20,386	608	2,703	17,075

Total liabilities	$420,585	$5,184	$3,144	$412,257

	December 31, 2009
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$16,752	$550	$12,274	$3,928
Deferred policy acquisition costs and value of business acquired	19,256	190	(206)	19,272

Total assets	$36,008	$740	$12,068	$23,200

Liabilities:
Future policy benefits	$135,879	$2,000	$(43)	$133,922
Policyholder account balances	138,673	1,321	—	137,352
Other policy-related balances	8,446	257	494	7,695
Other liabilities	15,989	364	2,489	13,136

Total liabilities	$298,987	$3,942	$2,940	$292,105

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on ceded reinsurance were $2,530 million and $2,564 million at December 31, 2010 and 2009, respectively. The deposit liabilities for assumed reinsurance were $47 million and $52 million at December 31, 2010 and 2009, respectively.

10.	Closed Block

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. The policyholder dividend obligation increased to $876 million at December 31, 2010, from zero at December 31, 2009, as a result of recent unrealized gains in the closed block. Amortization of the closed block DAC, which resides outside of the closed block, is based upon cumulative actual and expected earnings within the closed block. Accordingly, the Company’s net income continues to be sensitive to the actual performance of the closed block.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	December 31,
	2010	2009
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,456	$43,576
Other policy-related balances	316	307
Policyholder dividends payable	579	615
Policyholder dividend obligation	876	—
Current income tax payable	178	—
Other liabilities	627	576

Total closed block liabilities	46,032	45,074

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,067 and $27,129, respectively)	28,768	27,375
Equity securities available-for-sale, at estimated fair value (cost: $110 and $204, respectively)	102	218
Mortgage loans	6,253	6,200
Policy loans	4,629	4,538
Real estate and real estate joint ventures held-for-investment	328	321
Short-term investments	1	1
Other invested assets	729	463

Total investments	40,810	39,116
Cash and cash equivalents	236	241
Accrued investment income	518	489
Premiums, reinsurance and other receivables	95	78
Current income tax recoverable	—	112
Deferred income tax assets	474	612

Total assets designated to the closed block	42,133	40,648

Excess of closed block liabilities over assets designated to the closed block	3,899	4,426

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $594 and $89, respectively	1,101	166
Unrealized gains (losses) on derivative instruments, net of income tax of $5 and ($3), respectively	10	(5)
Allocated to policyholder dividend obligation, net of income tax of ($307) and $0, respectively	(569)	—

Total amounts included in accumulated other comprehensive income (loss)	542	161

Maximum future earnings to be recognized from closed block assets and liabilities	$4,441	$4,587

Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$—	$—	$789
Change in unrealized investment and derivative gains (losses)	876	—	(789)

Balance at December 31,	$876	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues
Premiums	$2,461	$2,708	$2,787
Net investment income	2,294	2,197	2,248
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(32)	(107)	(94)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	40	—
Other net investment gains (losses)	71	327	(19)

Total net investment gains (losses)	39	260	(113)
Net derivative gains (losses)	(27)	(128)	29

Total revenues	4,767	5,037	4,951

Expenses
Policyholder benefits and claims	3,115	3,329	3,393
Policyholder dividends	1,235	1,394	1,498
Other expenses	199	203	217

Total expenses	4,549	4,926	5,108

Revenues, net of expenses before provision for income tax expense (benefit)	218	111	(157)
Provision for income tax expense (benefit)	72	36	(68)

Revenues, net of expenses and provision for income tax expense (benefit)	$146	$75	$(89)

The change in the maximum future earnings of the closed block was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at December 31,	$4,441	$4,587	$4,518
Less:
Closed block adjustment (1)	—	144	—
Balance at January 1,	4,587	4,518	4,429

Change during year	$(146)	$(75)	$89

(1)	The closed block adjustment represents an intra-company reallocation of assets which affected the closed block. The adjustment had no impact on the Company’s consolidated financial statements.

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

11.	Long-term and Short-term Debt

Long-term and short-term debt outstanding is as follows:

	Interest Rates
		Weighted		December 31,
	Range	Average	Maturity	2010	2009
				(In millions)

Senior notes	0.61%-7.72%	5.58%	2011-2045	$16,258	$10,458
Advances agreements	0.23%-4.86%	2.41%	2011-2015	3,600	1,846
Surplus notes	7.63%-7.88%	7.85%	2015-2025	699	698
Fixed rate notes	3.76%-15.00%	8.67%	2011-2012	82	63
Other notes with varying interest rates	1.98%-8.00%	7.20%	2013-2030	95	120
Capital lease obligations				32	35

Total long-term debt (1)				20,766	13,220
Total short-term debt				306	912

Total				$21,072	$14,132

(1)	Excludes $6,820 million at December 31, 2010 of long-term debt relating to CSEs. See Note 3.

The aggregate maturities of long-term debt at December 31, 2010 for the next five years and thereafter are $1,405 million in 2011, $1,520 million in 2012, $1,464 million in 2013, $1,653 million in 2014, $2,365 million in 2015 and $12,358 million thereafter.

Advances agreements and capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debt securities. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations at the operating company level and senior to obligations at the Holding Company, may be made only with the prior approval of the insurance department of the state of domicile. Collateral financing arrangements are supported by either surplus notes of subsidiaries or financing arrangements with the Holding Company and, accordingly, have priority consistent with other such obligations.

Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at both December 31, 2010 and 2009.

Senior Notes — Senior Debt Securities Underlying Equity Units

In connection with the financing of the Acquisition (see Note 2) in November 2010, MetLife, Inc. issued to ALICO Holdings $3,000 million (estimated fair value of $3,011 million) in three series of Debt Securities, which constitute a part of the Equity Units more fully described in Note 14. The Debt Securities (Series C, D and E) are subject to remarketing, initially bear interest at 1.56%, 1.92% and 2.46%, respectively (an average rate of 1.98%), and carry initial maturity dates of June 15, 2023, June 15, 2024 and June 15, 2045, respectively. The interest rates will be reset in connection with the successful remarketings of the Debt Securities. Prior to the first scheduled attempted remarketing of the Series C Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2023. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2045.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Senior Notes — Other

In August 2010, in anticipation of the Acquisition, MetLife, Inc. issued senior notes as follows:

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

In May 2009, MetLife, Inc. issued $1,250 million of senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In March 2009, MetLife, Inc. issued $397 million of floating rate senior notes due June 29, 2012 under the FDIC Program. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The notes are not redeemable prior to their maturity. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In February 2009, MetLife, Inc. remarketed its existing $1,035 million 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019. In August 2008, the Holding Company remarketed its existing $1,035 million 4.82% Series A junior subordinated debt securities as 6.817% senior debt securities, Series A, due 2018. Interest on both series of debt securities is payable semiannually. The Series A and Series B junior subordinated debt securities were originally issued in 2005 in connection with certain common equity units. See Notes 13 and 14.

Advances from the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and held $187 million and $124 million of common stock of the FHLB of NY at December 31, 2010 and 2009, respectively, which is included in equity securities. MetLife Bank has also entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $3.8 billion and $2.4 billion at December 31, 2010 and 2009, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the years ended December 31, 2010, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $2,103 million, $1,280 million and $220 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $349 million, $497 million and $371 million related to long-term borrowings for the years ended December 31, 2010, 2009 and 2008, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgage loans, mortgage loans held-for-sale,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

commercial mortgage loans and mortgage-backed securities with estimated fair values of $7.8 billion and $5.5 billion at December 31, 2010 and 2009, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. In order to utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. MetLife Bank had no liability for advances from the Federal Reserve Bank of New York at both December 31, 2010 and 2009. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at December 31, 2010 and 2009 was $1.8 billion and $1.5 billion, respectively. During the years ended December 31, 2009 and 2008, the weighted average interest rate on these advances was 0.26% and 0.79%, respectively. During the year ended December 31, 2009, the average daily balance of these advances was $1,513 million and these advances were outstanding for an average of 24 days. There were no such advances during the year ended December 31, 2010.

Short-term Debt

Short-term debt with maturities of one year or less is as follows:

	December 31,
	2010	2009
	(In millions)

Commercial paper	$102	$319
MetLife Bank, N.A. — Advances agreements with the FHLB of NY	190	585
Other	14	8

Total short-term debt	$306	$912

Average daily balance	$687	$2,845
Average days outstanding	21 days	16 days

During the years ended December 31, 2010, 2009 and 2008, the weighted average interest rate on short-term debt was 0.35%, 0.42% and 2.40%, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $815 million, $713 million and $554 million for the years ended December 31, 2010, 2009 and 2008, respectively, and does not include interest expense on collateral financing arrangements, junior subordinated debt securities or common equity units. See Notes 12, 13 and 14.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2010. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Credit Facilities.  The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees expensed associated with

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

these credit facilities were $17 million, $43 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively. Information on these credit facilities at December 31, 2010 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
			(In millions)

MetLife, Inc. and MetLife Funding, Inc.	October 2011	$1,000	$—	$—	$1,000
MetLife, Inc. and MetLife Funding, Inc.	October 2013 (1)	3,000	1,507	—	1,493

Total		$4,000	$1,507	$—	$2,493

(1)	All borrowings under the credit agreement must be repaid by October 2013, except that letters of credit outstanding upon termination may remain outstanding until October 2014.

Committed Facilities.  The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with these committed facilities were $92 million, $55 million and $35 million for the years ended December 31, 2010, 2009 and 2008, respectively. Information on these committed facilities at December 31, 2010 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
	(In millions)

MetLife, Inc.	August 2011	$300	$300	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016	500	490	—	10	5
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2020 (1)	350	350	—	—	10
Exeter Reassurance Company Ltd.	December 2027 (1)	650	535	—	115	17
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	26
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (1)	2,896	1,603	—	1,293	27
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (1)	4,250	2,160	—	2,090	27

Total (2)		$12,446	$5,438	$2,797	$4,211

(1)	The Holding Company is a guarantor under this agreement.

(2)	See also Note 24.

As a result of the offerings of certain senior notes (see “— Senior Notes — Other”) and common stock (see Note 18), the commitment letter for a $5.0 billion senior credit facility, which the Holding Company signed to partially finance the Acquisition, was terminated. During March 2010, the Holding Company paid $28 million in fees related to this senior credit facility, all of which were expensed during the year ended December 31, 2010. See Note 19.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

12.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MRC, a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion in aggregate principal amount of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. At both December 31, 2010 and 2009, the amount of the surplus notes outstanding was $2.5 billion.

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. The Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from the Holding Company under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from the Holding Company under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to the Holding Company related to any increase in the estimated fair value of the surplus notes. During 2008, the Holding Company paid an aggregate of $800 million to the unaffiliated financial institution relating to declines in the estimated fair value of the surplus notes. The Holding Company did not receive any payments from the unaffiliated financial institution during 2008. During 2009, on a net basis, the Holding Company received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. No payments were made or received by the Holding Company during 2010. Since the closing of the collateral financing arrangement in December 2007, on a net basis, the Holding Company has paid $425 million to the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes. In addition, at December 31, 2008, the Holding Company had pledged collateral with an estimated fair value of $230 million to the unaffiliated financial institution. At December 31, 2009, the Holding Company had no collateral pledged to the unaffiliated financial institution in connection with this agreement. At December 31, 2010, the Holding Company had pledged collateral with an estimated fair value of $49 million to the unaffiliated financial institution. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During 2007, MRC deposited $2.0 billion into the trust, from the proceeds of the surplus notes issued in 2007. During 2008, MRC deposited an additional $314 million into the trust. No amount was deposited into the trust during 2009. During 2010, MRC transferred $497 million out of the trust. At December 31, 2010 and 2009, the estimated fair value of assets held in trust by the Company was $2.0 billion and $2.4 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses.

Total interest expense related to the collateral financing arrangement was $36 million, $51 million and $117 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Associated with Secondary Guarantees

In May 2007, the Holding Company and MRSC, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At both December 31, 2010 and 2009, $2.8 billion had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. At December 31, 2010 and 2009, the Company held assets in trust with an estimated fair value of $3.3 billion and $3.2 billion, respectively, associated with the collateral financing arrangement. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses.

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2010, no payments were made or received by the Holding Company. During 2009 and 2008, the Holding Company contributed $360 million and $320 million, respectively, as a result of declines in the estimated fair value of the assets in the trusts. Cumulatively, since May 2007, the Holding Company has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2010 and 2009, the Holding Company had pledged $63 million and $80 million, respectively, under the agreement.

Transaction costs associated with the collateral financing arrangement of $5 million have been capitalized, are included in other assets, and are being amortized over the period from May 2007, the date the Holding Company entered into the collateral financing arrangement, to its expiration. Total interest expense related to the collateral financing arrangement was $30 million, $44 million and $107 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

13.	Junior Subordinated Debt Securities

Outstanding Junior Subordinated Debt Securities

Outstanding junior subordinated debt securities and trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment were as follows:

					Interest Rate
					Subsequent to
				Scheduled	Scheduled		Carrying Value
		Face	Interest	Redemption	Redemption	Final	at December 31,
Issuer	Issue Date	Value	Rate (2)	Date	Date (3)	Maturity	2010	2009
		(In millions)					(In millions)

MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR + 7.548%	August 2069	$500	$500
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR + 3.960%	December 2067	694	694
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR + 2.205%	December 2066	1,247	1,247

							$3,191	$3,191

(1)	MetLife Capital Trust X and MetLife Capital Trust IV are VIEs which are consolidated in the financial statements of the Company. The securities issued by these entities are exchangeable surplus trust securities, which will be exchanged for a like amount of the Holding Company’s junior subordinated debt securities on the scheduled redemption date; mandatorily under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The exchangeable surplus trust securities are classified as junior subordinated debt securities for purposes of financial statement presentation.

(2)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

(3)	In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of 3-month LIBOR plus a margin, payable quarterly in arrears.

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

Issuance costs associated with the issuance of the securities of $5 million and $8 million were incurred during the years ended December 31, 2009 and 2008, respectively. These issuance costs have been capitalized, are

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

included in other assets, and are amortized over the period from the issuance date until the scheduled redemption date of the respective issuances. Interest expense on outstanding junior subordinated debt securities was $258 million, $231 million and $186 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Junior Subordinated Debt Securities Underlying Common Equity Units

In June 2005, the Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 2039 and February 2040, respectively, for a total of $2,134 million, in exchange for $64 million in trust common securities of MetLife Capital Trust II (“Series A Trust”) and MetLife Capital Trust III (“Series B Trust”) and, together with the Series A Trust, (the “Capital Trusts”), both subsidiary trusts of MetLife, Inc., and $2,070 million in aggregate cash proceeds from the sale by the subsidiary trusts of trust preferred securities, constituting part of the common equity units. The subsidiary trusts each issued $1,035 million of trust preferred securities and $32 million of trust common securities.

In August 2008, the Series A Trust was dissolved and $32 million of the Series A junior subordinated debt securities were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series A Trust held by MetLife, Inc. Upon dissolution of the Series A Trust, the remaining $1,035 million of Series A junior subordinated debt securities were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction in August 2008, the remaining $1,035 million of MetLife, Inc. Series A junior subordinated debt securities were modified, as permitted by their terms, to be 6.817% senior debt securities, Series A, due August 2018. The Company did not receive any proceeds from the remarketing. See also Notes 11, 14 and 18.

In February 2009, the Series B Trust was dissolved and $32 million of the Series B junior subordinated debt securities were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series B Trust held by MetLife, Inc. Upon dissolution of the Series B Trust, the remaining $1,035 million of Series B junior subordinated debt securities were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction in February 2009, the remaining $1,035 million of MetLife, Inc. Series B junior subordinated debt securities were modified, as permitted by their terms, to be 7.717% senior debt securities, Series B, due February 2019. The Company did not receive any proceeds from the remarketing. See also Notes 11, 14 and 18.

Interest expense on the junior subordinated debt securities underlying the common equity units was $6 million and $84 million for the years ended December 31, 2009 and 2008, respectively. There was no interest expense on the junior subordinated debt securities underlying the common equity units for the year ended December 31, 2010.

14.	Common Equity Units

Acquisition of ALICO

In connection with the financing of the Acquisition (see Note 2) in November 2010, MetLife, Inc. issued to ALICO Holdings 40.0 million Equity Units with an aggregate stated amount at issuance of $3,000 million and an estimated fair value of $3,189 million. Each Equity Unit has an initial stated amount of $75 per unit and initially consists of: (i) three Purchase Contracts, each of which obligates the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1,000 million. Distributions on the Equity Units will be made quarterly, and will consist of contract payments on the Purchase Contracts and interest payments on the Debt Securities, at an aggregate annual rate of 5.00% of the stated amount at any time. The excess of the estimated fair value of the Equity Units over the estimated fair value of the Debt Securities (see Note 11), after accounting for the present value of future contract payments recorded in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

other liabilities, results in a net decrease to additional paid-in capital of $69 million, representing the fair value of the Purchase Contracts discussed below.

The Equity Units, the Debt Securities and the common stock issuable upon settlement of the Purchase Contracts are subject to the terms of an investor rights agreement entered into among MetLife, Inc., AIG and ALICO Holdings, which grants to ALICO Holdings certain rights and sets forth certain agreements with respect to ALICO Holdings’ ownership, voting and transfer of the shares, including minimum holding periods, restrictions on the number of shares ALICO Holdings can sell at one time, its agreement to vote the common stock in the same proportion as the common stock voted by all other holders and its agreement not to seek control or influence the Company’s management or Board of Directors. The Equity Units are not listed on any exchange or inter-dealer quotation system. The Equity Units have been pledged to secure certain indemnification obligations of ALICO Holdings under the Stock Purchase Agreement. See Note 2.

Purchase Contracts

Settlement of the Purchase Contracts of each series will occur upon the successful remarketing of the related series of Debt Securities, or upon a final failed remarketing of the related series, as described below under “— Debt Securities.” On each settlement date subsequent to a successful remarketing, the holder will pay $25 per Equity Unit and MetLife, Inc. will issue to such holder a variable number of shares of its common stock in settlement of the applicable Purchase Contract. The number of shares to be issued will depend on the average of the daily volume-weighted average prices of MetLife, Inc.’s common stock during the 20 trading day periods ending on, and including, the third day prior to the initial scheduled settlement date for each series of Purchase Contracts. The initially-scheduled settlement dates are October 10, 2012 for the Series C Purchase Contracts, September 11, 2013 for the Series D Purchase Contracts and October 8, 2014 for the Series E Purchase Contracts. If the average value of MetLife, Inc.’s common stock as calculated pursuant to the Stock Purchase Agreement during the applicable 20 trading day period is less than or equal to $35.42, as such amount may be adjusted (the “Reference Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Reference Price, as calculated pursuant to the Stock Purchase Agreement (the “Maximum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than or equal to $44.275, as such amount may be adjusted (the “Threshold Appreciation Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Threshold Appreciation Price, as so calculated (the “Minimum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than the Reference Price and less than the Threshold Appreciation Price, the number of shares to be issued will equal $25 divided by the applicable market value, as so calculated. In the event of an unsuccessful remarketing of any series of Debt Securities and the postponement of settlement to a later date, the average market value used to calculate the settlement rate for a particular series will not be recalculated, although certain corporate events may require adjustments to the settlement rate. After settlement of all the Purchase Contracts, MetLife, Inc. will receive proceeds of $3,000 million and issue between 67.8 million and 84.7 million shares of its common stock, subject to certain adjustments. The holder of an Equity Unit may, at its option, settle the related Purchase Contracts before the applicable settlement date. However, upon early settlement, the holder will receive the Minimum Settlement Rate.

Distributions on the Purchase Contracts will be made quarterly at an average annual rate of 3.02%. The value of the Purchase Contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liabilities balance will be reduced as contract payments are made. For the year ended December 31, 2010, no contract payments were made.

Debt Securities

The Debt Securities are senior, unsecured notes of MetLife, Inc. which, in the aggregate, pay quarterly distributions at an initial average annual rate of 1.98% and are included in long-term debt (see Note 11 for further

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

discussion of terms). The Debt Securities will be initially pledged as collateral to secure the obligations of each Equity Unit holder under the related Purchase Contracts. Each series of the Debt Securities will be subject to a remarketing and sold on behalf of participating holders to investors. The proceeds of a remarketing, net of any related fees, will be applied on behalf of participating holders who so elect to settle any obligation of the holder to pay cash under the related Purchase Contract on the applicable settlement dates. The initially-scheduled remarketing dates are October 10, 2012 for the Series C Debt Securities, September 11, 2013 for the Series D Debt Securities and October 8, 2014 for the Series E Debt Securities, subject to delay if there are one or more unsuccessful remarketings. If the initial attempted remarketing of a series is unsuccessful, up to two additional remarketing attempts will occur. At the remarketing date, the remarketing agent may reset the interest rate on the Debt Securities, subject to a reset cap for each of the first two attempted remarketings of each series. If a remarketing is successful, the reset rate will apply to all outstanding Debt Securities of the applicable tranche of the remarketed series, whether or not the holder participated in the remarketing and will become effective on the settlement date of such remarketing. If the first remarketing attempt with respect to a series is unsuccessful, the applicable Purchase Contract settlement date will be delayed for three calendar months, at which time a second remarketing attempt will occur in connection with settlement. If the second remarketing attempt is unsuccessful, one additional delay may occur on the same basis. If both additional remarketing attempts are unsuccessful, a “final failed remarketing” will have occurred, and the interest rate on such series of Debt Securities will not be reset and the holder may put such series of Debt Securities to MetLife, Inc. at a price equal to its principal amount plus accrued and unpaid interest, if any, and apply the principal amount against the holder’s obligations under the related Purchase Contract.

Earnings Per Common Share

The treasury stock method is used to determine the potential dilution of the Purchase Contracts on earnings per common share. There was no dilution associated with the Purchase Contracts for the year ended December 31, 2010.

Acquisition of The Travelers Insurance Company

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

15.	Income Tax

The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Current:
Federal	$141	$(231)	$(35)
State and local	21	12	10
Foreign	203	236	623

Subtotal	365	17	598

Deferred:
Federal	670	(2,135)	1,056
State and local	(7)	26	(6)
Foreign	153	77	(68)

Subtotal	816	(2,032)	982

Provision for income tax expense (benefit)	$1,181	$(2,015)	$1,580

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Tax provision at U.S. statutory rate	$1,385	$(1,517)	$1,771
Tax effect of:
Tax-exempt investment income	(242)	(288)	(254)
State and local income tax	9	17	2
Prior year tax	59	(26)	53
Tax credits	(82)	(87)	(58)
Foreign tax rate differential and change in valuation allowance	26	(118)	65
Other, net	26	4	1

Provision for income tax expense (benefit)	$1,181	$(2,015)	$1,580

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2010	2009
	(In millions)

Deferred income tax assets:
Policyholder liabilities and receivables	$5,169	$3,929
Net operating loss carryforwards	1,400	871
Employee benefits	664	661
Capital loss carryforwards	408	551
Tax credit carryforwards	459	401
Net unrealized investment losses	—	816
Litigation-related and government mandated	227	240
Other	331	276

	8,658	7,745
Less: Valuation allowance	261	217

	8,397	7,528

Deferred income tax liabilities:
Investments, including derivatives	1,253	1,434
Intangibles	3,068	334
Net unrealized investment gains	1,490	—
DAC	4,342	4,439
Other	125	93

	10,278	6,300

Net deferred income tax asset (liability)	$(1,881)	$1,228

Domestic net operating loss carryforwards of $2,181 million at December 31, 2010 will expire beginning in 2020. State net operating loss carryforwards of $123 million at December 31, 2010 will expire beginning in 2011. Foreign net operating loss carryforwards of $2,132 million at December 31, 2010 were generated in various foreign countries with expiration periods of five years to indefinite expiration. Domestic capital loss carryforwards of $1,130 million at December 31, 2010 will expire beginning in 2011. Foreign capital loss carryforwards of $35 million at December 31, 2010 will expire beginning in 2014. Tax credit carryforwards were $459 million at December 31, 2010.

The Company has recorded a valuation allowance related to tax benefits of certain state and foreign net operating and capital loss carryforwards and certain foreign unrealized losses. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards and certain foreign unrealized losses will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2010, the Company recorded an overall increase to the deferred tax valuation allowance of $44 million, comprised of a decrease of $2 million related to certain foreign unrealized losses, an increase of $18 million related to certain foreign capital loss carryforwards, an increase of $28 million related to certain state and foreign net operating loss carryforwards.

The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and have

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when the Company plans to remit those earnings. At December 31, 2010, the Company has not made a provision for U.S. taxes on approximately $1,045 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In early 2009, the Company and the IRS completed and substantially settled the audit years of 2000 to 2002. A few issues not settled have been escalated to the next level, IRS Appeals. In April 2010, the IRS exam of the current audit cycle, years 2003 to 2006 began.

The Company’s liability for unrecognized tax benefits may decrease in the next 12 months pending the outcome of remaining issues, tax-exempt income and tax credits associated with the 2000 to 2002 IRS audit. A reasonable estimate of the decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

At December 31, 2010, the Company’s total amount of unrecognized tax benefits was $810 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $536 million. The total amount of unrecognized tax benefits increased by $37 million from December 31, 2009 primarily due to increases for tax positions of prior years offset by reductions for tax positions of prior years and settlements reached with the IRS. The increases for tax positions of prior years included $169 million from the acquisition of American Life. Settlements with tax authorities amounted to $59 million, all of which was reclassified to current and deferred income tax payable, as applicable, with $3 million paid in 2010.

At December 31, 2009, the Company’s total amount of unrecognized tax benefits was $773 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $583 million. The total amount of unrecognized tax benefits increased by $7 million from December 31, 2008 primarily due to additions for tax positions of the current and prior years offset by settlements reached with the IRS. Settlements with tax authorities amounted to $46 million, of which $44 million was reclassified to current income tax payable and paid in 2009 and $2 million reduced current income tax expense.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$773	$766	$840
Additions for tax positions of prior years	186	43	11
Reductions for tax positions of prior years	(84)	(33)	(51)
Additions for tax positions of current year	13	52	147
Reductions for tax positions of current year	(8)	(9)	(22)
Settlements with tax authorities	(59)	(46)	(153)
Lapses of statutes of limitations	(11)	—	(6)

Balance at December 31,	$810	$773	$766

During the year ended December 31, 2010, the Company recognized $39 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2010, the Company had $221 million of accrued interest associated with the liability for unrecognized tax benefits. The $23 million increase from December 31, 2009 in accrued interest associated with the liability for unrecognized tax benefits resulted primarily from an increase of $20 million from the acquisition of American Life, along with an increase of $39 million of interest expense and a $36 million decrease primarily resulting from the aforementioned IRS settlements. Of the $36 million decrease, $18 million has been reclassified to current income tax payable, of which $2 million was paid in 2010. The remaining $18 million reduced interest expense.

During the year ended December 31, 2009, the Company recognized $44 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2009, the Company had $198 million of accrued interest associated with the liability for unrecognized tax benefits. The $22 million increase from December 31, 2008 in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $44 million of interest expense and a $22 million decrease primarily resulting from the aforementioned IRS settlements. Of the $22 million decrease, $20 million was reclassified to current income tax payable and was paid in 2009. The remaining $2 million reduced interest expense.

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

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2010 and 2009, the Company recognized an income tax benefit of $87 million and $216 million, respectively, related to the separate account DRD. The 2010 benefit included an expense of $57 million related to a

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

true-up of the 2009 tax return. The 2009 benefit included a benefit of $33 million related to a true up of the 2008 tax return.

16.	Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2010.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2010	2009	2008
	(In millions, except number of claims)

Asbestos personal injury claims at year end	68,513	68,804	74,027
Number of new claims during the year	5,670	3,910	5,063
Settlement payments during the year (1)	$34.9	$37.6	$99.0

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2007, MLIC received approximately 7,161 new claims, ending the year with a total of approximately 79,717 claims, and paid approximately $28.2 million for settlements reached in 2007 and prior years. In 2006, MLIC received approximately 7,870 new claims, ending the year with a total of approximately 87,070 claims, and paid approximately $35.5 million for settlements reached in 2006 and prior years. In 2005, MLIC received approximately 18,500 new claims, ending the year with a total of approximately 100,250 claims, and paid approximately $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Attorneys general from 50 states and several state banking and mortgage regulators announced a multistate joint investigation of mortgage servicers to determine whether inaccurate affidavits or other documents were submitted in support of foreclosure proceedings. MetLife Bank, and specifically its mortgage servicing department within MetLife Home Loans, received requests for information from some of these state attorneys general and other regulators. Also, the Acting Comptroller of the Currency disclosed in testimony before Congress that 14 mortgage servicing businesses affiliated with banking organizations, including that of MetLife Bank, have been the subject of an intra-agency confidential “horizontal examination” of mortgage servicing and foreclosure activities. The Acting Comptroller also testified that federal banking regulators expect to issue administrative enforcement orders to such businesses and to seek civil money penalties. The Acting Comptroller’s testimony also indicated that other federal agencies, including the Department of Justice and the Federal Trade Commission, were examining potential actions with respect to such businesses. MetLife is cooperating with its regulators in connection with their review of these matters but cannot predict the outcome of these matters. It is possible that additional state or federal regulators or legislative bodies may pursue similar investigations or make related inquiries. Management believes that the Company’s financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the United States commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint seeks injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et. al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the United States. Homer City OL6 LLC is a defendant in this action. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs.

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida.  In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and a third party for past costs and for future environmental testing costs at the Chemform Site.

Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

by MLIC, MICC, New England Life Insurance Company and GALIC, and the four Company broker-dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Retained Asset Account Matters

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts as a settlement option for death benefits and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife and other insurance carriers. The Company received the subpoena on July 30, 2010. The Company also has received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. Management cannot predict what effect any such investigations might have on the Company’s earnings or the availability of the Company’s retained asset account known as the Total Control Account (“TCA”), but management believes that the Company’s consolidated financial statements taken as a whole would not be materially affected. Management believes that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit raises a breach of contract claim arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On November 22, 2010, MLIC filed a motion to dismiss.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other U.S. Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MICC, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MICC and the district court’s order denying defendant’s post-trial motions. On October 14, 2010, the Second Circuit issued an order denying defendant’s petition for rehearing of its appeal. On October 20, 2010, the defendant paid MICC approximately $42 million, which represents the judgment amount due to MICC. This lawsuit is now fully resolved.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007). This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”) and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. Although the tenants allege over $200 million in damages in the complaint, MTL strongly disputes the tenants’ damages amounts. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. The lawsuit has returned to the trial court where MTL continues to vigorously defend against the claims. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit. It is reasonably possible that the Company’s total exposure may be greater than the liability currently accrued and that future charges to income may be necessary. Management believes that the Company’s financial statements as a whole will not be materially affected by any such future charges.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs asserted legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs sought rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In August 2009, the district court granted defendants’ motion for summary judgment. On February 2, 2011, the United States Court of Appeals for the Tenth Circuit affirmed the judgment of the district court granting MLIC’s and MSI’s summary judgment motion.

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

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in this lawsuit. MLIC is currently not a party to the Kang v. Sun Life lawsuit.

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of ALIL employees, as well as of employees of ALIL’s major distributor, based upon a policyholder complaint. The complaint filed by the policyholder has now been withdrawn. ALIL is cooperating with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter. The Stock Purchase Agreement includes a provision pursuant to which the Holding Company and certain related parties may seek indemnification for liabilities in excess of an agreed upon amount arising out of certain specified policyholder claims and governmental investigations in connection with the above-mentioned unit-linked policies. See also “Indemnification Assets and Contingent Consideration” in Note 2.

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

It is not possible to predict the ultimate outcome or provide reasonable ranges of potential losses of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

offsets. In addition, Japan has established a Policyholder Protection Commission as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2010	2009
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$55	$54
Premium tax offsets currently available for paid assessments	8	9
Receivable for reimbursement of paid assessments (1)	6	4

	$69	$67

Other Liabilities:
Insolvency assessments	$94	$86

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $4 million, $2 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

			Gross
	Rental	Sublease	Rental
	Income	Income	Payments
	(In millions)

2011	$444	$18	$366
2012	$375	$17	$280
2013	$331	$16	$237
2014	$286	$10	$167
2015	$236	$6	$136
Thereafter	$724	$44	$965

During 2008, the Company moved certain of its operations in New York from Long Island City, Queens to Manhattan. As a result of this movement of operations and current market conditions, which precluded the Company’s immediate and complete sublet of all unused space in both Long Island City and Manhattan, the Company incurred a lease impairment charge of $38 million which is included within other expenses in Banking, Corporate & Other. The impairment charge was determined based upon the present value of the gross rental payments less sublease income discounted at a risk-adjusted rate over the remaining lease terms which range from 15-20 years. The Company has made assumptions with respect to the timing and amount of future sublease income in the determination of this impairment charge. During 2009, pending sublease deals were impacted by the further decline of market conditions, which resulted in an additional lease impairment charge of $52 million. See Note 19

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

for discussion of $28 million of such charges related to restructuring. Additional impairment charges could be incurred should market conditions deteriorate further or last for a period significantly longer than anticipated.

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.8 billion and $4.1 billion at December 31, 2010 and 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.5 billion and $2.7 billion at December 31, 2010 and 2009, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.8 billion and $2.2 billion at December 31, 2010 and 2009, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.4 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the year ended December 31, 2010, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both December 31, 2010 and 2009, for indemnities, guarantees and commitments.

17.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula primarily utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2010, the majority of active participants were accruing benefits under the cash balance formula; however, approximately 90% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The U.S. non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan.

The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the Subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

In connection with the Acquisition, domestic American Life employees who became employees of certain Subsidiaries (including those who remained employees of companies acquired in the Acquisition) were credited with service recognized by AIG for purposes of determining eligibility under the pension plans with respect to benefits earned under the pension plans subsequent to the closing date of the Acquisition.

Additionally, in connection with the Acquisition, the Company acquired certain pension plans sponsored by American Life. As of the end of the year, these plans had liabilities of approximately $595 million and assets of approximately $97 million.

Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for most Subsidiaries and November 30 for American Life.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

			Other
	Pension		Postretirement
	Benefits		Benefits
	December 31,
	2010	2009	2010	2009
		(In millions)

Change in benefit obligations:
Benefit obligations at beginning of year	$6,649	$6,041	$1,847	$1,632
Service costs	180	170	17	22
Interest costs	399	395	113	125
Plan participants’ contributions	—	—	34	30
Net actuarial (gains) losses	271	421	73	351
Acquisition, settlements and curtailments	639	12	—	—
Change in benefits	1	(6)	(80)	(167)
Prescription drug subsidy	—	—	12	12
Benefits paid	(420)	(384)	(154)	(158)
Transfers	—	—	(17)	—

Benefit obligations at end of year	7,719	6,649	1,845	1,847

Change in plan assets:
Fair value of plan assets at beginning of year	5,770	5,559	1,121	1,011
Actual return on plan assets	716	525	102	137
Acquisition and settlements	97	—	—	—
Plan participants’ contributions	—	—	34	2
Employer contributions	325	70	95	4
Benefits paid	(420)	(384)	(140)	(33)
Transfers	—	—	(12)	—

Fair value of plan assets at end of year	6,488	5,770	1,200	1,121

Funded status at end of year	$(1,231)	$(879)	$(645)	$(726)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$112	$—	$—	$—
Other liabilities	(1,343)	(879)	(645)	(726)

Net amount recognized	$(1,231)	$(879)	$(645)	$(726)

Accumulated other comprehensive (income) loss:
Net actuarial losses	$2,092	$2,267	$400	$388
Prior service costs (credit)	20	25	(285)	(288)

Accumulated other comprehensive (income) loss	2,112	2,292	115	100
Deferred income tax (benefit)	(738)	(811)	(40)	(36)

Accumulated other comprehensive (income) loss, net of income tax	$1,374	$1,481	$75	$64

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension benefit plans were as follows:

	Qualified Plans		Non-Qualified Plans		Total
	December 31,
	2010	2009	2010	2009	2010	2009
			(In millions)

Aggregate fair value of plan assets	$6,484	$5,770	$4	$—	$6,488	$5,770
Aggregate projected benefit obligations	6,835	5,862	884	787	7,719	6,649

Over (under) funded	$(351)	$(92)	$(880)	$(787)	$(1,231)	$(879)

The accumulated benefit obligations for all defined benefit pension plans were $7,320 million and $6,321 million at December 31, 2010 and 2009, respectively.

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows:

	December 31,
	2010	2009
	(In millions)

Projected benefit obligations	$1,436	$798
Accumulated benefit obligations	$1,307	$714
Fair value of plan assets	$106	$1

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	December 31,
	2010	2009	2010	2009
		(In millions)

Projected benefit obligations	$1,803	$6,580	$1,845	$1,847
Fair value of plan assets	$461	$5,700	$1,200	$1,121

Net periodic pension costs and net periodic other postretirement benefit plan costs are comprised of the following:

i)	Service Costs — Service costs are the increase in the projected (expected) pension benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Costs on the Liability — Interest costs are the time value adjustment on the projected (expected) pension benefit obligation at the end of each year.

iii)	Settlement and Curtailment Costs — The aggregate amount of net gains (losses) recognized in net periodic benefit costs due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

iv)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

v)	Amortization of Net Actuarial Gains (Losses) — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) pension benefit obligation during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

vi)	Amortization of Prior Service Costs — These costs relate to the recognition of increases or decreases in pension and other postretirement benefit obligation due to amendments in plans or initiation of new plans. These increases or decreases in obligation are recognized in accumulated other comprehensive income (loss) at the time of the amendment. These costs are then amortized to pension and other postretirement benefit costs over the expected service years of the employees affected by the change.

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

				Other
	Pension			Postretirement
	Benefits			Benefits
	Years Ended December 31,
	2010	2009	2008	2010	2009	2008
			(In millions)

Net Periodic Benefit Costs:
Service costs	$180	$170	$164	$17	$22	$21
Interest costs	399	395	379	113	125	103
Settlement and curtailment costs	8	17	—	1	—	—
Expected return on plan assets	(450)	(439)	(517)	(79)	(72)	(86)
Amortization of net actuarial (gains) losses	196	227	24	38	42	(1)
Amortization of prior service costs (credit)	7	10	15	(83)	(36)	(37)

Net periodic benefit costs	340	380	65	7	81	—
Net periodic benefit costs of subsidiary at date of disposal	—	—	1	—	—	—

Total net periodic benefit costs	340	380	66	7	81	—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gains) losses	22	310	1,561	50	283	259
Prior service costs (credit)	1	(10)	(19)	(80)	(167)	36
Amortization of net actuarial gains (losses)	(196)	(227)	(24)	(38)	(42)	1
Amortization of prior service (costs) credit	(7)	(10)	(15)	83	36	37

Total recognized in other comprehensive income (loss)	(180)	63	1,503	15	110	333

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$160	$443	$1,569	$22	$191	$333

For the year ended December 31, 2010, included within other comprehensive income (loss) were other changes in plan assets and benefit obligations associated with pension benefits of ($180) million and other postretirement benefits of $15 million for an aggregate reduction in other comprehensive income (loss) of ($165) million before income tax and ($96) million, net of income tax.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The estimated net actuarial (gains) losses and prior service costs (credit) for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs over the next year are $176 million and $5 million, respectively.

The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs over the next year are $34 million and ($108) million, respectively.

The Medicare Modernization Act of 2003 created various subsidies for sponsors of retiree drug programs. Two common ways of providing subsidies were the Retiree Drug Subsidy (“RDS”) and Medicare Part D Prescription Drug Plans (“PDP”). From 2006 through 2010, the Company applied for and received the RDS each year. The RDS program provides the subsidy through cash payments made by Medicare to the Company, resulting in smaller net claims paid by the Company. A summary of the reduction to the APBO and the related reduction to the components of net periodic other postretirement benefits plan costs resulting from receipt of the RDS is presented below. As of January 1, 2011, as a result of changes made under the Patient Protection and Affordable Care Act of 2010, the Company will no longer apply for the RDS. Instead it has joined PDP and will indirectly receive Medicare subsidies in the form of smaller gross benefit payments for prescription drug coverage.

	December 31,
	2010	2009	2008
	(In millions)

Cumulative reduction in other postretirement benefits obligations:
Balance at January 1,	$247	$317	$299
Service costs	3	2	5
Interest costs	16	16	20
Net actuarial gains (losses)	(255)	(76)	3
Prescription drug subsidy	(11)	(12)	(10)

Balance at December 31,	$—	$247	$317

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Reduction in net periodic other postretirement benefit costs:
Service costs	$3	$2	$5
Interest costs	16	16	20
Amortization of net actuarial gains (losses)	10	11	—

Total reduction in net periodic benefit costs	$29	$29	$25

The Company received subsidies of $8 million, $12 million and $12 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumptions

Assumptions used in determining benefit obligations were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	December 31,
	2010	2009	2010	2009

Weighted average discount rate	5.80%	6.25%	5.80%	6.25%
Rate of compensation increase	3.5%-7.5%	2.0%-7.5%	N/A	N/A

Assumptions used in determining net periodic benefit costs were as follows:

				Other
	Pension			Postretirement
	Benefits			Benefits
	December 31,
	2010	2009	2008	2010	2009	2008

Weighted average discount rate	6.25%	6.60%	6.65%	6.25%	6.60%	6.65%
Weighted average expected rate of return on plan assets	8.00%	8.25%	8.25%	7.20%	7.36%	7.33%
Rate of compensation increase	3.5%-7.5%	3.5%-7.5%	3.5%-8%	N/A	N/A	N/A

The weighted average discount rate for most plans is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

The weighted average expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plans invest, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the policy of most of the Subsidiaries’ is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

The weighted average expected return on plan assets for use in that plan’s valuation in 2011 is currently anticipated to be 7.25% for pension benefits and postretirement medical benefits and 5.25% for postretirement life benefits.

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2010	2009

Pre-and Post-Medicare eligible claims	7.8% in 2011, gradually decreasing each year until 2083 reaching the ultimate rate of 4.4%.	8.2% in 2010, gradually decreasing each year until 2079 reaching the ultimate rate of 4.1%.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare costs trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest costs components	$8	$(8)
Effect of accumulated postretirement benefit obligations	$86	$(104)

Plan Assets

Most Subsidiaries have issued group annuity and life insurance contracts supporting the pension and other postretirement benefit plans assets, which are invested primarily in separate accounts.

The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, mutual funds, real estate, private equity investments and hedge funds investments.

The comparative presentation of the 2009 plan assets has been realigned to conform to the 2010 presentation to disclose the estimated fair value of the underlying assets of each separate account at the security level.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The pension and postretirement plan assets and liabilities measured at estimated fair value on a recurring basis were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2010
					Other
	Pension				Postretirement
	Benefits				Benefits
	Fair Value Measurements at				Fair Value Measurements at
	Reporting Date Using				Reporting Date Using
	Quoted				Quoted
	Prices				Prices
	In Active				In Active
	Markets				Markets
	for	Significant			for	Significant
	Identical	Other	Significant	Total	Identical	Other	Significant	Total
	Assets and	Observable	Unobservable	Estimated	Assets and	Observable	Unobservable	Estimated
	Liabilities	Inputs	Inputs	Fair	Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
Corporate	$—	$1,528	$49	$1,577	$—	$67	$4	$71
Federal agencies	—	175	—	175	—	15	—	15
Foreign bonds	1	222	4	227	—	19	—	19
Municipals	—	137	—	137	—	37	1	38
Preferred stocks	—	4	—	4	—	—	—	—
U.S. government bonds	650	136	—	786	82	—	—	82

Total fixed maturity securities	651	2,202	53	2,906	82	138	5	225

Equity securities:
Common stock — domestic	1,410	93	240	1,743	359	3	—	362
Common stock — foreign	469	35	—	504	77	—	—	77

Total equity securities	1,879	128	240	2,247	436	3	—	439

Money market securities	200	100	—	300	1	1	—	2
Pass-through securities	—	321	2	323	—	73	6	79
Derivative securities	3	(5)	11	9	—	—	—	—
Short-term investments	(9)	105	—	96	8	443	—	451
Other invested assets	16	63	471	550	—	—	—	—
Other receivables	—	39	—	39	—	3	—	3
Securities receivable	—	70	—	70	—	2	—	2
Real estate	—	—	8	8	—	—	—	—

Total assets	$2,740	$3,023	$785	$6,548	$527	$663	$11	$1,201

Liabilities
Securities payable	$—	$60	$—	$60	$—	$1	$—	$1

Total liabilities	$—	$60	$—	$60	$—	$1	$—	$1

Total assets and liabilities	$2,740	$2,963	$785	$6,488	$527	$662	$11	$1,200

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
					Other
	Pension				Postretirement
	Benefits				Benefits
	Fair Value Measurements at				Fair Value Measurements at
	Reporting Date Using				Reporting Date Using
	Quoted				Quoted
	Prices				Prices
	In Active				In Active
	Markets	Significant			Markets	Significant
	for	Other	Significant	Total	for	Other	Significant	Total
	Identical	Observable	Unobservable	Estimated	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
Corporate	$—	$1,458	$68	$1,526	$—	$48	$—	$48
Federal agencies	(41)	140	—	99	—	30	—	30
Foreign bonds	1	195	5	201	—	6	—	6
Municipals	—	56	—	56	—	21	—	21
Preferred stocks	—	2	—	2	—	—	—	—
U.S. government bonds	319	50	—	369	45	—	—	45
U.S. treasury notes	—	—	—	—	12	—	—	12

Total fixed maturity securities	279	1,901	73	2,253	57	105	—	162

Equity securities:
Common stock — domestic	1,565	238	241	2,044	342	6	—	348
Common stock — foreign	393	—	—	393	72	—	—	72

Total equity securities	1,958	238	241	2,437	414	6	—	420

Money market securities	72	56	—	128	12	1	—	13
Pass-through securities	1	376	69	446	—	75	9	84
Derivative securities	3	—	—	3	—	—	—	—
Short-term investments	2	115	—	117	—	442	—	442
Other invested assets	13	—	373	386	—	—	—	—

Total assets	$2,328	$2,686	$756	$5,770	$483	$629	$9	$1,121

The pension and other postretirement benefit plan assets are categorized into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets included within the three-level fair value hierarchy presented in the table above.

Level 1	This category includes investments in liquid securities, such as cash, short-term money market and bank time deposits, expected to mature within a year.

Level 2	This category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate account is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data.

Certain separate accounts are invested in investment partnerships designated as hedge funds. The values for these separate accounts is determined monthly based on the NAV of the underlying hedge fund investment. Additionally, such hedge funds generally contain lock out or other waiting period provisions for redemption requests to be filled. While the reporting and redemption restrictions may

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

limit the frequency of trading activity in separate accounts invested in hedge funds, the reported NAV, and thus the referenced value of the separate account, provides a reasonable level of price transparency that can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities.

Level 3	This category includes separate accounts that are invested in real estate and private equity investments that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,
	Balance,		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	January 1,	Earnings	Income (Loss)	Settlements	Level 3	of Level 3	December 31,
	(In millions)

Year Ended December 31, 2010:
Pension:
Fixed maturity securities:
Corporate	$68	$—	$7	$(17)	$4	$(13)	$49
Foreign bonds	5	—	1	(2)	—	—	4

Total fixed maturity securities	73	—	8	(19)	4	(13)	53

Equity securities:
Common stock — domestic	241	—	(2)	1	—	—	240

Total equity securities	241	—	(2)	1	—	—	240

Pass-through securities	69	(11)	14	(71)	2	(1)	2
Derivative securities (1)	—	3	(3)	(1)	12	—	11
Other invested assets	373	78	(4)	24	—	—	471
Real estate (1)	—	—	—	—	8	—	8

Total pension assets	$756	$70	$13	$(66)	$26	$(14)	$785

Other postretirement:
Fixed maturity securities:
Corporate	$—	$—	$1	$—	$3	$—	$4
Municipals	—	—	—	—	1	—	1

Total fixed maturity securities	—	—	1	—	4	—	5

Pass-through securities	9	(4)	1	(1)	1	—	6

Total other postretirement assets	$9	$(4)	$2	$(1)	$5	$—	$11

Total assets	$765	$66	$15	$(67)	$31	$(14)	$796

(1)	Derivative securities and real estate transfers into Level 3 are due to the Acquisition and are not related to the changes in Level 3 classification at the security level.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,	Transfer Into
	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	January 1,	Earnings	Income (Loss)	Settlements	of Level 3	December 31,
			(In millions)

Year Ended December 31, 2009:
Pension:
Fixed maturity securities:
Corporate	$57	$(5)	$21	$(3)	$(2)	$68
Foreign bonds	4	(1)	5	(3)	—	5

Total fixed maturity securities	61	(6)	26	(6)	(2)	73

Equity securities:
Common stock — domestic	460	—	(232)	13	—	241

Total equity securities	460	—	(232)	13	—	241

Pass-through securities	80	(2)	8	(24)	7	69
Derivative securities	40	36	(39)	(37)	—	—
Other invested assets	392	4	(59)	36	—	373

Total pension assets	$1,033	$32	$(296)	$(18)	$5	$756

Other postretirement:
Pass-through securities	$13	$(17)	$17	$(4)	$—	$9

Total other postretirement assets	$13	$(17)	$17	$(4)	$—	$9

Total assets	$1,046	$15	$(279)	$(22)	$5	$765

The U.S. Subsidiaries provide employees with benefits under various ERISA benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Subsidiaries’ qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in insurance contracts. All of these contracts are issued by Company insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any given Manager.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Certain foreign subsidiaries sponsor defined benefit plans that cover employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula, similar to the U.S. plans discussed above. The investment objectives are also similar, subject to local regulations. Generally, these international pension plans invest directly in high quality equity and fixed maturity securities. The assets of the foreign pension plans are comprised of cash and cash equivalents, equity and fixed maturity securities, real estate and hedge fund investments.

Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that are otherwise restricted.

The tables below summarize the actual weighted average allocation by major asset class for the Invested Plans:

	Actual Allocation
	Defined Benefit Plan	Postretirement Medical	Postretirement Life

Year Ended December 31, 2010:
Asset Class:
Fixed maturity securities (target range)	50% to 80%	20% to 50%	—
Corporate	24%	9%	—
Federal agency	3	2	—
Foreign bonds	3	3	—
Municipals	2	5	—
U.S. government bonds	12	11	—

Total fixed maturity securities	44%	30%	—

Equity securities (target range)	0% to 40%	50% to 80%	—
Common stock — domestic	27%	48%	—
Common stock — foreign	8	10	—

Total equity securities	35%	58%	—

Money market securities	5%	—	—
Pass-through securities	5	10	—
Short-term investments	1	1	100%
Other invested assets	8	—	—
Other receivables	1	1	—
Securities receivable	1	—	—

Total assets	100%	100%	100%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Actual Allocation
	Defined Benefit Plan	Postretirement Medical	Postretirement Life

Year Ended December 31, 2009:
Asset Class:
Fixed maturity securities (target range)	35% to 55%	10% to 40%	—
Corporate	26%	7%	—
Federal agency	2	4	—
Foreign bonds	4	1	—
Municipals	1	3	—
U.S. government bonds	6	7	—
U.S. treasury notes	—	2	—

Total fixed maturity securities	39%	24%	—

Equity securities (target range)	25% to 45%	50% to 80%	—
Common stock — domestic	35%	51%	—
Common stock — foreign	7	11	—

Total equity securities	42%	62%	—

Money market securities	2%	2%	—
Pass-through securities	8	12	—
Short-term investments	2	—	100%
Other invested assets	7	—	—

Total assets	100%	100%	100%

The target ranges in the tables above are forward-looking.

Expected Future Contributions and Benefit Payments

It is the Subsidiaries’ practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions were required for both of the years ended December 31, 2010 and 2009. No contributions will be required for 2011. The Subsidiaries made discretionary contributions of $255 million to the qualified pension plan during the year ended December 31, 2010. The Subsidiaries made no discretionary contributions to the qualified pension plan during the year ended December 31, 2009. The Subsidiaries expect to make additional discretionary contributions to the qualified pension plan of $175 million in 2011.

Benefit payments due under the non-qualified pension plans are primarily funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $70 million and $57 million for the years ended December 31, 2010 and 2009, respectively. These payments are expected to be at approximately the same level in 2011.

Postretirement benefits, other than those provided under qualified pension plans, are either: (i) not vested under law; (ii) a non-funded obligation of the Subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The Subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. Total payments equaled $154 million and $158 million for the years ended December 31, 2010 and 2009, respectively.

The Subsidiaries expect to make contributions of $120 million, net of participant’s contributions, towards benefit obligations (other than those under qualified pension plans) in 2011. As noted previously, the Subsidiaries

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

no longer expect to receive the RDS under the Medicare Modernization Act of 2003 to partially offset payment of such benefits. Instead, the gross benefit payments that will be made under the PDP will already reflect subsidies.

Gross benefit payments for the next ten years, which reflect expected future service where appropriate, are expected to be as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

2011	$446	$120
2012	$454	$121
2013	$463	$122
2014	$486	$123
2015	$500	$124
2016-2020	$2,789	$631

Additional Information

As previously discussed, most of the assets of the pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Subsidiaries. Total revenues from these contracts recognized in the consolidated statements of operations were $46 million, $45 million and $42 million for the years ended December 31, 2010, 2009 and 2008, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $767 million, $725 million and ($1,090) million for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Savings and Investment Plans

The Subsidiaries sponsor savings and investment plans for substantially all Company employees under which a portion of employee contributions are matched. The Subsidiaries contributed $86 million, $93 million and $70 million for the years ended December 31, 2010, 2009 and 2008, respectively.

18.	Equity

Preferred Stock

There are 200,000,000 authorized shares of preferred stock, of which 6,857,000 shares were designated for issuance of convertible preferred stock in connection with the financing of the Acquisition. See “— Convertible Preferred Stock” below.

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

The Series A and Series B preferred shares (the “Preferred Shares”) rank senior to the Convertible Preferred Stock and the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

declared by the Holding Company’s Board of Directors or a duly authorized committee of the Board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above 3-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company’s common stock — or any other securities ranking junior to the Preferred Shares — unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and equity levels. In addition, under Federal Reserve Bank of New York Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

The Preferred Shares do not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Shares have certain voting rights with respect to members of the Board of Directors of the Holding Company.

The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable at the Holding Company’s option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 15, 2010	November 30, 2010	December 15, 2010	$0.2527777	$7	$0.4062500	$24
August 16, 2010	August 31, 2010	September 15, 2010	$0.2555555	6	$0.4062500	24
May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	7	$0.4062500	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$26		$96

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$7	$0.4062500	$24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$26		$96

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	6	$0.4062500	24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$29		$96

See Note 24 for information on subsequent dividends declared.

Convertible Preferred Stock

In connection with the financing of the Acquisition (see Note 2) in November 2010, the Holding Company issued to ALICO Holdings 6,857,000 shares of Convertible Preferred Stock with a $0.01 par value per share, a liquidation preference of $0.01 per share and a fair value of $2,805 million.

The Convertible Preferred Stock will convert into 68,570,000 shares of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders. If the Company (i) pays a dividend or makes another distribution on common stock to all holders of common stock payable, in whole or in part, in shares of common stock; (ii) subdivides or splits the outstanding shares of common stock into a greater number of shares; or (iii) combines or reclassifies the outstanding shares of common stock into a smaller number of shares, then the conversion rate will be adjusted by multiplying the conversion rate by the number of shares of common stock which a person who owns only one share of common stock immediately before the record date or effective date of the applicable event would own immediately after giving effect to such dividend, distribution, subdivision, split, combination or reclassification. If a favorable vote of its common stockholders is not obtained by the first anniversary of the Acquisition Date, then the Company must pay ALICO Holdings approximately $300 million and use reasonable efforts to list the preferred stock on NYSE. The Convertible Preferred Stock ranks senior to the common stock with respect to dividends and liquidation rights, and holders of the Convertible Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Holding Company’s Board of Directors. Under the terms of the Convertible Preferred Stock, the Board will declare a dividend payment or other distribution on the Convertible Preferred Stock on an as-converted basis at any time and with the same terms as any dividend or other distribution declared on MetLife, Inc.’s common stock. No distribution is payable on the Convertible Preferred Stock unless there is a concurrent distribution on the MetLife, Inc. common stock.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Convertible Preferred Stock does not have voting rights except in certain circumstances when the Convertible Preferred Stock is listed on the same exchange on which MetLife, Inc.’s common stock is listed, and where the dividends have not been paid notwithstanding payment of dividends on MetLife, Inc.’s common stock for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Convertible Preferred Stock have certain voting rights with respect to members of the Board of Directors of the Holding Company. The Convertible Preferred Stock is not redeemable and is not subject to any sinking fund, retirement fund, purchase fund or similar provisions.

For purposes of the earnings per common share calculation, the Convertible Preferred Stock is assumed converted into shares of common stock for both basic and diluted weighted average shares. See Note 20.

Common Stock

Issuances

In connection with the financing of the Acquisition (see Note 2) in November 2010, the Holding Company issued to ALICO Holdings 78,239,712 new shares of its common stock at $40.90 per share with a fair value of $3,200 million.

In anticipation of the Acquisition (see Note 2), in August 2010, the Holding Company issued 86,250,000 new shares of its common stock at $42.00 per share for gross proceeds of $3,623 million. In connection with the offering of common stock, the Holding Company incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

In February 2009, the Holding Company delivered 24,343,154 shares of newly issued common stock for $1,035 million, and in August 2008 the Holding Company delivered 20,244,549 shares of its common stock from treasury stock also for $1,035 million. Each issuance was made in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005, as described in Note 14.

In October 2008, the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2,286 million. Of the shares issued, 75,000,000 shares, with a value of $4,040 million were issued from treasury stock for consideration of $1,988 million. In connection with the offering of common stock, the Holding Company incurred $60 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

During the years ended December 31, 2010, 2009 and 2008, 332,121 shares, 861,586 shares and 2,271,188 shares of common stock were issued from treasury stock for $18 million, $46 million and $118 million, respectively, to satisfy various stock option exercises and other stock-based awards. During the year ended December 31, 2010, 2,182,174 new shares of common stock were issued for $74 million to satisfy various stock option exercises and other stock-based awards. There were no new shares of common stock issued to satisfy the various stock option exercises and other stock-based awards during both of the years ended December 31, 2009 and 2008.

Repurchase Programs

At January 1, 2008, the Company had $511 million remaining under its September 2007 stock repurchase program authorization. In both January and April 2008, the Company’s Board of Directors authorized additional $1.0 billion common stock repurchase programs. During the year ended December 31, 2008, the Company repurchased 19,716,418 shares under accelerated share repurchase programs and 1,550,000 shares under open market repurchases for $1,162 million and $88 million, respectively. During the years ended December 31, 2010 and 2009, the Company did not repurchase any shares. At December 31, 2010, the Company had $1,261 million remaining under its January and April 2008 stock repurchase program authorizations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory, legal and accounting factors. Whether or not to purchase any common stock and the size and timing of any such purchases will be determined in the Company’s complete discretion.

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

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
			Per Share	Aggregate
			(In millions, except
Declaration Date	Record Date	Payment Date	per share data)

October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)
October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610
October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592

(1)	Includes dividends on Convertible Preferred Stock (see above).

Stock-Based Compensation Plans

Description of Plans for Employees and Agents — General Terms

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Stock Plan”) authorized the granting of awards to employees and agents in the form of options to buy shares of MetLife, Inc. common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. By December 31, 2009 all awards under the 2000 Stock Plan had either vested or been forfeited. No awards were made under the 2000 Stock Plan in 2010.

Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to MetLife, Inc. common stock).

The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. At December 31, 2010, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Plan was 40,477,451. Stock Option exercises and other awards settled in shares are satisfied through the issuance of shares held in treasury by the Company or by the issuance of new shares.

Compensation expense related to awards under the 2005 Stock Plan is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.

Compensation expense related to awards under the 2005 Stock Plan is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of the awards granted each year under the 2005 Stock Plan are made in the first quarter of each year.

Description of Plans for Directors — General Terms

The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “2000 Directors Stock Plan”) authorized the granting of awards in the form of MetLife, Inc. common stock, non-qualified Stock Options, or a combination of the foregoing to non-management Directors of MetLife, Inc. As of December 31, 2009, all awards under the 2000 Directors Stock Plan had either vested or been forfeited. No awards were made under the 2000 Directors Stock Plan in 2010.

Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan with reference to MetLife, Inc. common stock) to non-management Directors of MetLife, Inc. The number of shares authorized for issuance under the 2005 Directors Stock Plan is 2,000,000. There were no shares carried forward from the 2000 Directors Stock Plan to the 2005 Directors Stock Plan. At December 31, 2010, the aggregate number of shares remaining available for issuance pursuant to the 2005 Directors Stock Plan was 1,808,114. Stock Option exercises and other awards settled in shares are satisfied through the issuance of shares held in treasury by the Company or by the issuance of new shares.

Compensation expense related to awards under the 2005 Directors Plan is recognized based on the number of shares awarded. The Stock-Based Awards granted under the 2005 Directors Plan have vested immediately. The majority of the awards granted each year under the 2005 Directors Stock Plan are made in the second quarter of each year.

Compensation Expense Related to Stock-Based Compensation

The components of compensation expense related to stock-based compensation, excluding the insignificant compensation expense related to the 2005 Directors Stock Plan, is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Stock Options	$45	$55	$51
Performance Shares (1)	29	11	70
Restricted Stock Units	10	3	2

Total compensation expenses related to the Incentive Plans	$84	$69	$123

Income tax benefits	$29	$24	$43

(1)	Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2010
		Weighted Average
	Expense	Period
	(In millions)	(Years)

Stock Options	$39	1.73
Performance Shares	$30	1.74
Restricted Stock Units	$14	1.87

Stock Options

Stock Options are the contingent right of award holders to purchase shares of MetLife, Inc. common stock at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of MetLife, Inc. common stock reported on the NYSE on the date of grant, and have a maximum term of ten years. The vast majority of Stock Options granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

A summary of the activity related to Stock Options for the year ended December 31, 2010 is as follows:

			Weighted
			Average
			Remaining	Aggregate
	Shares Under	Weighted Average	Contractual	Intrinsic
	Option	Exercise Price	Term	Value (1)
			(Years)	(In millions)

Outstanding at January 1, 2010	30,152,405	$38.51	5.50	$—

Granted (2)	4,683,144	$35.06
Exercised	(1,742,003)	$29.74
Expired	(154,947)	$47.78
Forfeited	(236,268)	$34.64

Outstanding at December 31, 2010	32,702,331	$38.47	5.30	$195

Aggregate number of stock options expected to vest at December 31, 2010	31,930,964	$38.62	5.21	$186

Exercisable at December 31, 2010	23,405,998	$40.43	4.00	$94

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2010 of $44.44 and December 31, 2009 of $35.35, as applicable.

(2)	The total fair value on the date of the grant was $53 million.

The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model, which are further described below, include: expected volatility of the price of MetLife, Inc. common stock; risk-free rate of return; expected dividend yield on MetLife, Inc. common stock; exercise multiple; and the post-vesting termination rate.

Expected volatility is based upon an analysis of historical prices of MetLife, Inc. common stock and call options on that common stock traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

valuation date and the historical volatility, calculated using monthly closing prices of MetLife, Inc.’s common stock. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying shares rather than on daily price movements.

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

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2010	2009	2008

Dividend yield	2.11%	3.15%	1.21%
Risk-free rate of return	0.35%-5.88%	0.73%-6.67%	1.91%-7.21%
Expected volatility	34.41%	44.39%	24.85%
Exercise multiple	1.75	1.76	1.73
Post-vesting termination rate	3.64%	3.70%	3.05%
Contractual term (years)	10	10	10
Expected life (years)	7	6	6
Weighted average exercise price of stock options granted	$35.06	$23.61	$59.48
Weighted average fair value of stock options granted	$11.29	$8.37	$17.51

The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Total intrinsic value of stock options exercised	$22	$1	$36
Cash received from exercise of stock options	$52	$8	$45
Tax benefit realized from stock options exercised	$8	$—	$13

Performance Shares

Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Shares which are payable in shares of MetLife, Inc. common stock. Performance Shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on MetLife, Inc. common stock during the performance period. Accordingly, the estimated fair value of Performance Shares is based upon the closing price of MetLife, Inc. common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors. A performance factor of 0.94 was applied for the January 1, 2007 — December 31, 2009 performance period.

The following table presents a summary of Performance Share activity for the year ended December 31, 2010:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2010	3,493,435	$38.43
Granted (1)	1,528,065	$32.24
Forfeited	(58,176)	$30.06
Payable (2)	(807,750)	$60.83

Outstanding at December 31, 2010	4,155,574	$31.91

Performance Shares expected to vest at December 31, 2010	3,972,769	$33.40

(1)	The total fair value on the date of the grant was $49 million.

(2)	Includes both shares paid and shares deferred for later payment.

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2010, the three year performance period for the 2008 Performance Share grants was completed, but the performance factor has not yet been calculated. Included in the immediately preceding table are 824,825 outstanding Performance Shares to which the performance factor will be applied.

Restricted Stock Units

Restricted Stock Units are units that, if they vest, are payable in shares of MetLife, Inc. common stock. Restricted Stock Units are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on MetLife, Inc. common stock during the performance period. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of MetLife, Inc. common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

The vast majority of Restricted Stock Units normally vest in their entirety on the third anniversary of their grant date. Other Restricted Stock Units normally vest in their entirety on the fifth anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents a summary of Restricted Stock Unit activity for the year ended December 31, 2010:

		Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value

Outstanding at January 1, 2010	393,362	$28.05
Granted (1)	607,200	$32.32
Forfeited	(31,275)	$27.31
Payable (2)	(32,115)	$63.32

Outstanding at December 31, 2010	937,172	$29.63

Restricted Stock Units expected to vest at December 31, 2010	937,172	$29.63

(1)	The total fair value on the date of the grant was $20 million.

(2)	Includes both shares paid and shares deferred for later payment.

Statutory Equity and Income

Except for American Life, each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Holding Company’s U.S. insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC by Delaware law. American Life operations are regulated by applicable authorities of the countries in which the company operates and are subject to capital and solvency requirements in those countries.

The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York Insurance Department (the “Department”) has adopted Statutory Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of the Holding Company’s U.S. insurance subsidiaries.

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

Statutory net income (loss) of MLIC, a New York domiciled insurer, was $2,066 million, $1,221 million and ($338) million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, to be filed with the Department, was $13.2 billion and $12.6 billion at December 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Statutory net income of American Life, a Delaware domiciled insurer, of approximately $800 million will be reported in the Statutory Annual Statement for the year ended December 31, 2010. Statutory capital and surplus, to be filed with the Delaware Insurance Department was approximately $4.0 billion at December 31, 2010.

Statutory net income of MICC, a Connecticut domiciled insurer, was $668 million, $81 million and $242 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, to be filed with the Connecticut Insurance Department, was $5.1 billion and $4.9 billion at December 31, 2010 and 2009, respectively.

Statutory net income of Metropolitan Property and Casualty Insurance Company (“MPC”), a Rhode Island domiciled insurer, was $273 million, $266 million and $308 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, to be filed with the Insurance Department of Rhode Island, was $1.8 billion at both December 31, 2010 and 2009.

Statutory net income of MTL, a Delaware domiciled insurer, was $151 million, $57 million and $212 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, to be filed with the Delaware Insurance Department was $805 million and $867 million at December 31, 2010 and 2009, respectively.

Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2011	2010			2009
	Permitted w/o			Permitted w/o		Permitted w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)	Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$1,321	$631	(4)	$1,262	$—	$552
American Life Insurance Company (5)	$661	$—		$511	N/A	N/A
MetLife Insurance Company of Connecticut	$517	$330		$659	$—	$714
Metropolitan Property and Casualty Insurance Company	$—	$260		$—	$300	$9
Metropolitan Tower Life Insurance Company	$80	$569	(6)	$93	$—	$88

(1)	Reflects dividend amounts that may be paid during 2011 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2011, some or all of such dividends may require regulatory approval.

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to the Holding Company of $399 million.

(5)	Reflects approximate dividends permitted to be paid and the respective dividends paid since the Acquisition Date. See Note 2.

(6)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend of $475 million.

In addition to the amounts presented in the table above, for the years ended December 31, 2010 and 2009, cash dividends in the aggregate amount of $0 and $215 million, respectively, were paid to the Holding Company.

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, each of American Life and MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life and MTL will be permitted to pay a dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2010, 2009 and 2008 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Holding gains (losses) on investments arising during the year	$10,092	$18,548	$(26,650)
Income tax effect of holding gains (losses)	(3,516)	(6,243)	8,989
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	(143)	1,954	2,040
Amortization of premiums and accretion of discounts associated with investments	(590)	(490)	(926)
Income tax effect	255	(493)	(377)
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(2,813)	(2,979)	4,809
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	980	1,002	(1,621)
Unrealized investment loss of subsidiary at date of sale	—	—	131
Deferred income tax on unrealized investment loss of subsidiary at date of sale	—	—	(60)

Net unrealized investment gains (losses), net of income tax	4,265	11,299	(13,665)
Foreign currency translation adjustments, net of income tax	(350)	63	(700)
Defined benefit plans adjustment, net of income tax	96	(102)	(1,199)

Other comprehensive income (loss)	4,011	11,260	(15,564)
Other comprehensive income (loss) attributable to noncontrolling interests	(5)	11	(10)
Other comprehensive income (loss) attributable to noncontrolling interests of subsidiary at date of disposal	—	—	150
Foreign currency translation adjustments attributable to noncontrolling interests of subsidiary at date of disposal	—	—	107
Defined benefit plans adjustment attributable to noncontrolling interests of subsidiary at date of disposal	—	—	(4)

Other comprehensive income (loss) attributable to MetLife, Inc., excluding cumulative effect of change in accounting principle	4,006	11,271	(15,321)
Cumulative effect of change in accounting principle, net of income tax of $27 million, $40 million and $0 (see Note 1)	52	(76)	—

Other comprehensive income (loss) attributable to MetLife, Inc.	$4,058	$11,195	$(15,321)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

19.	Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Compensation	$3,584	$3,402	$3,299
Pension, postretirement & postemployment benefit costs	380	452	120
Commissions	3,646	3,433	3,384
Volume-related costs	379	407	354
Interest credited to bank deposits	137	163	166
Capitalization of DAC	(3,343)	(3,019)	(3,092)
Amortization of DAC and VOBA	2,801	1,307	3,489
Interest expense on debt and debt issue costs	1,550	1,044	1,051
Premium taxes, licenses & fees	514	527	471
Professional services	1,104	902	949
Rent, net of sublease income	307	385	373
Other	1,744	1,553	1,383

Total other expenses	$12,803	$10,556	$11,947

Capitalization of DAC and Amortization of DAC and VOBA

See Note 6 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization. See also Note 10 for a description of the DAC amortization impact associated with the closed block. Amortization of DAC and VOBA includes amortization of negative VOBA related to the Acquisition of $64 million for the year ended December 31, 2010. Negative VOBA is recorded in other policy-related balances (see Note 2) and therefore, the amortization of negative VOBA is an offset to the VOBA amortization in Note 6.

Interest Expense on Debt and Debt Issue Costs

See Notes 11, 12, 13 and 14 for attribution of interest expense by debt issuance. Interest expense on debt and debt issue costs includes interest expense related to CSEs of $411 million for the year ended December 31, 2010, and $0 for both of the years ended December 31, 2009 and 2008. See Note 3.

Lease Impairments

See Note 16 for description of lease impairments included within other expenses.

Costs Related to the Acquisition

See Note 2 for transaction costs and integration-related expenses related to the Acquisition which were included in other expenses.

Restructuring Charges

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which is expected to be fully implemented by December 31, 2011. This initiative is focused on reducing complexity, leveraging scale, increasing productivity and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. These restructuring costs were included in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

other expenses. As the expenses relate to an enterprise-wide initiative, they were incurred within Banking, Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$36	$86	$—
Severance charges	17	84	109
Change in severance charge estimates	(1)	(8)	(8)
Cash payments	(45)	(126)	(15)

Balance at December 31,	$7	$36	$86

Restructuring charges incurred in current period	$16	$76	$101

Total restructuring charges incurred since inception of program	$193	$177	$101

For the years ended December 31, 2010, 2009 and 2008, the change in severance charge estimates of ($1) million, ($8) million and ($8) million, respectively, was due to changes in estimates for variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In addition to the above charges, the Company has recognized lease charges of $28 million associated with the consolidation of office space since the inception of the initiative.

Management anticipates further restructuring charges, including severance, lease and asset impairments, will be incurred during the year ending December 31, 2011. However, such restructuring plans were not sufficiently developed to enable the Company to make an estimate of such restructuring charges at December 31, 2010.

See Note 2 for discussion of restructuring charges related to the Acquisition.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2010	2009	2008
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share (1)	882,436,532	818,462,150	735,184,337
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (2)	—	—	2,043,553
Exercise or issuance of stock-based awards (3)	7,131,346	—	7,557,540

Weighted average common stock outstanding for diluted earnings per common share(1)	889,567,878	818,462,150	744,785,430

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$2,777	$(2,319)	$3,479
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(4)	(32)	(25)
Less: Preferred stock dividends	122	122	125

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2,659	$(2,409)	$3,379

Basic	$3.01	$(2.94)	$4.60

Diluted	$2.99	$(2.94)	$4.54

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$9	$41	$(201)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	94

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$9	$41	$(295)

Basic	$0.01	$0.05	$(0.41)

Diluted	$0.01	$0.05	$(0.40)

Net Income (Loss):
Net income (loss)	$2,786	$(2,278)	$3,278
Less: Net income (loss) attributable to noncontrolling interests	(4)	(32)	69
Less: Preferred stock dividends	122	122	125

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$3,084

Basic	$3.02	$(2.89)	$4.19

Diluted	$3.00	$(2.89)	$4.14

(1)	For purposes of the earnings per common share calculation, the Convertible Preferred Stock is assumed converted into shares of common stock for both basic and diluted weighted average shares. See Note 18 for a description of the Convertible Preferred Stock.

(2)	See Note 14 for a description of the Company’s common equity units.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(3)	For the year ended December 31, 2009, 4,213,700 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

21.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2010 and 2009 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2010
Total revenues	$13,190	$14,245	$12,444	$12,838
Total expenses	$11,999	$11,875	$12,051	$12,834
Income (loss) from continuing operations, net of income tax	$833	$1,540	$322	$82
Income (loss) from discontinued operations, net of income tax	$1	$7	$(2)	$3
Net income (loss)	$834	$1,547	$320	$85
Less: Net income (loss) attributable to noncontrolling interests	$(1)	$(10)	$4	$3
Net income (loss) attributable to MetLife, Inc.	$835	$1,557	$316	$82
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$805	$1,526	$286	$51
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.98	$1.84	$0.33	$0.05
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$0.01	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.02	$1.90	$0.36	$0.08
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.98	$1.85	$0.33	$0.05
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.97	$1.83	$0.32	$0.05
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$0.01	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.01	$1.87	$0.36	$0.08
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.97	$1.84	$0.32	$0.05
2009
Total revenues	$10,214	$8,264	$10,238	$12,341
Total expenses	$11,176	$10,640	$11,413	$12,162
Income (loss) from continuing operations, net of income tax	$(585)	$(1,420)	$(624)	$310
Income (loss) from discontinued operations, net of income tax	$37	$2	$(1)	$3
Net income (loss)	$(548)	$(1,418)	$(625)	$313
Less: Net income (loss) attributable to noncontrolling interests	$(4)	$(16)	$(5)	$(7)
Net income (loss) attributable to MetLife, Inc.	$(544)	$(1,402)	$(620)	$320
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$(574)	$(1,433)	$(650)	$289
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.76)	$(1.74)	$(0.79)	$0.35
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.05	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$(0.67)	$(1.71)	$(0.75)	$0.39
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.71)	$(1.74)	$(0.79)	$0.35
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.76)	$(1.74)	$(0.79)	$0.35
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.05	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$(0.67)	$(1.71)	$(0.75)	$0.39
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.71)	$(1.74)	$(0.79)	$0.35

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

22.	Business Segment Information

MetLife is organized into five segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”) and International. The assets and liabilities of ALICO as of November 30, 2010 and the operating results of ALICO from the Acquisition Date through November 30, 2010 are included in the International segment. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank and other business activities. For reporting purposes beginning in 2011, our non-U.S. Business results will be presented within two separate segments: Japan and Other International Regions.

Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life products. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health products and services include dental insurance, short- and long-term disability, long-term care and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment, previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $29 million and $13 million of operating losses, net of $15 million and $8 million of income tax benefits, for the years ended December 31, 2009 and 2008, respectively, to reflect such product reclassifications.

International provides life insurance, accident and health insurance, credit insurance, annuities, endowments and retirement & savings products to both individuals and groups.

Banking, Corporate & Other contains the excess capital not allocated to the segments, the results of operations of MetLife Bank, various start-up entities and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Banking, Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivative gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; (iv) plus income from discontinued real estate operations; (v) less net investment income related to contractholder-directed unit-linked investments; and (vi) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities; (ii) less costs related to business combinations (since January 1, 2009) and noncontrolling interests; (iii) less amortization of DAC and VOBA and changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses); (iv) less interest credited to policyholder account balances related to contractholder-directed unit-linked investments; and (v) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the years ended December 31, 2010, 2009 and 2008 and at December 31, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Banking, Corporate & Other.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate			Total
Year Ended December 31, 2010	Products	Products	Funding	& Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$17,200	$875	$1,938	$2,923	$22,936	$4,447	$11	$27,394	$—	$27,394
Universal life and investment-type product policy fees	2,247	2,234	226	—	4,707	1,329	—	6,036	1	6,037
Net investment income	6,068	3,395	4,954	209	14,626	1,703	992	17,321	294	17,615
Other revenues	761	220	246	22	1,249	35	1,044	2,328	—	2,328
Net investment gains (losses)	—	—	—	—	—	—	—	—	(392)	(392)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(265)	(265)

Total revenues	26,276	6,724	7,364	3,154	43,518	7,514	2,047	53,079	(362)	52,717

Expenses
Policyholder benefits and claims and policyholder dividends	19,075	1,879	4,041	2,021	27,016	3,723	(14)	30,725	306	31,031
Interest credited to policyholder account balances	963	1,612	1,445	—	4,020	683	—	4,703	222	4,925
Interest credited to bank deposits	—	—	—	—	—	—	137	137	—	137
Capitalization of DAC	(841)	(1,067)	(19)	(448)	(2,375)	(968)	—	(3,343)	—	(3,343)
Amortization of DAC and VOBA	966	724	16	439	2,145	537	1	2,683	118	2,801
Interest expense on debt	1	3	6	—	10	3	1,126	1,139	411	1,550
Other expenses	4,080	2,437	460	769	7,746	2,538	1,155	11,439	219	11,658

Total expenses	24,244	5,588	5,949	2,781	38,562	6,516	2,405	47,483	1,276	48,759

Provision for income tax expense (benefit)	711	397	495	73	1,676	206	(300)	1,582	(401)	1,181

Operating earnings	$1,321	$739	$920	$300	$3,280	$792	$(58)	4,014

Adjustments to:
Total revenues								(362)
Total expenses								(1,276)
Provision for income tax (expense) benefit								401

Income (loss) from continuing operations, net of income tax								$2,777		$2,777

	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate
At December 31, 2010:	Products	Products	Funding	& Home	Total	International	& Other	Total
	(In millions)

Total assets	$141,366	$177,056	$172,918	$5,541	$496,881	$164,995	$69,030	$730,906
Separate account assets	$9,567	$107,335	$56,571	$—	$173,473	$9,864	$—	$183,337
Separate account liabilities	$9,567	$107,335	$56,571	$—	$173,473	$9,864	$—	$183,337

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate			Total
Year Ended December 31, 2009	Products	Products	Funding	& Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$17,168	$920	$2,264	$2,902	$23,254	$3,187	$19	$26,460	$—	$26,460
Universal life and investment-type product policy fees	2,281	1,712	176	—	4,169	1,061	—	5,230	(27)	5,203
Net investment income	5,614	3,098	4,527	180	13,419	1,193	477	15,089	(252)	14,837
Other revenues	779	173	238	33	1,223	14	1,092	2,329	—	2,329
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2,906)	(2,906)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(4,866)	(4,866)

Total revenues	25,842	5,903	7,205	3,115	42,065	5,455	1,588	49,108	(8,051)	41,057

Expenses
Policyholder benefits and claims and policyholder dividends	19,111	1,950	4,245	1,932	27,238	2,660	4	29,902	84	29,986
Interest credited to policyholder account balances	952	1,688	1,632	—	4,272	581	—	4,853	(4)	4,849
Interest credited to bank deposits	—	—	—	—	—	—	163	163	—	163
Capitalization of DAC	(873)	(1,067)	(14)	(435)	(2,389)	(630)	—	(3,019)	—	(3,019)
Amortization of DAC and VOBA	725	424	15	436	1,600	415	3	2,018	(711)	1,307
Interest expense on debt	6	—	3	—	9	8	1,027	1,044	—	1,044
Other expenses	4,206	2,433	456	764	7,859	1,797	1,336	10,992	69	11,061

Total expenses	24,127	5,428	6,337	2,697	38,589	4,831	2,533	45,953	(562)	45,391

Provision for income tax expense (benefit)	573	167	288	96	1,124	161	(617)	668	(2,683)	(2,015)

Operating earnings	$1,142	$308	$580	$322	$2,352	$463	$(328)	2,487

Adjustments to:
Total revenues								(8,051)
Total expenses								562
Provision for income tax (expense) benefit								2,683

Income (loss) from continuing operations, net of income tax								$(2,319)		$(2,319)

	U.S. Business
			Corporate				Banking,
	Insurance	Retirement	Benefit	Auto			Corporate
At December 31, 2009:	Products	Products	Funding	& Home	Total	International	& Other	Total
	(In millions)

Total assets	$132,720	$154,228	$153,795	$5,517	$446,260	$33,923	$59,131	$539,314
Separate account assets	$8,838	$87,157	$45,688	$—	$141,683	$7,358	$—	$149,041
Separate account liabilities	$8,838	$87,157	$45,688	$—	$141,683	$7,358	$—	$149,041

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	U.S. Business
			Corporate	Auto			Banking,
	Insurance	Retirement	Benefit	&			Corporate			Total
Year Ended December 31, 2008	Products	Products	Funding	Home	Total	International	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$16,402	$696	$2,348	$2,971	$22,417	$3,470	$27	$25,914	$—	$25,914
Universal life and investment-type product policy fees	2,171	1,870	227	—	4,268	1,095	—	5,363	18	5,381
Net investment income	5,787	2,624	5,615	186	14,212	1,180	808	16,200	89	16,289
Other revenues	819	169	358	38	1,384	18	184	1,586	—	1,586
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2,098)	(2,098)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	3,910	3,910

Total revenues	25,179	5,359	8,548	3,195	42,281	5,763	1,019	49,063	1,919	50,982

Expenses
Policyholder benefits and claims and policyholder dividends	18,183	1,271	4,398	1,924	25,776	3,185	46	29,007	181	29,188
Interest credited to policyholder account balances	930	1,338	2,297	—	4,565	171	7	4,743	45	4,788
Interest credited to bank deposits	—	—	—	—	—	—	166	166	—	166
Capitalization of DAC	(849)	(980)	(18)	(444)	(2,291)	(798)	(3)	(3,092)	—	(3,092)
Amortization of DAC and VOBA	743	1,356	29	454	2,582	381	5	2,968	521	3,489
Interest expense on debt	5	2	2	—	9	9	1,033	1,051	—	1,051
Other expenses	4,196	2,101	440	794	7,531	2,079	699	10,309	24	10,333

Total expenses	23,208	5,088	7,148	2,728	38,172	5,027	1,953	45,152	771	45,923

Provision for income tax expense (benefit)	661	91	474	104	1,330	257	(495)	1,092	488	1,580

Operating earnings	$1,310	$180	$926	$363	$2,779	$479	$(439)	2,819

Adjustments to:
Total revenues								1,919
Total expenses								(771)
Provision for income tax (expense) benefit								(488)

Income (loss) from continuing operations, net of income tax								$3,479		$3,479

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the years ended December 31, 2010, 2009 and 2008. Operating revenues from U.S. operations were $44.9 billion, $42.8 billion and $42.9 billion for the years ended December 31, 2010, 2009 and 2008, respectively, which represented 85%, 87% and 87%, respectively, of consolidated operating revenues.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

23.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $3 million, $11 million and $13 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The carrying value of real estate related to discontinued operations was $8 million and $55 million at December 31, 2010 and 2009, respectively.

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life, to a third-party and the sale occurred in March 2009. See Note 2. The following table presents the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of operations:

	Years Ended December 31,
	2009	2008
	(In millions)

Total revenues	$25	$134
Total expenses	19	119

Income before provision for income tax	6	15
Provision for income tax	2	4

Income from operations of discontinued operations, net of income tax	4	11
Gain on disposal, net of income tax	28	37

Income from discontinued operations, net of income tax	$32	$48

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Reinsurance Group of America, Incorporated

As more fully described in Note 2, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA in September 2008. The following table presents the amounts related to the operations of RGA that have been reflected as discontinued operations in the consolidated statements of operations:

Year Ended
December 31, 2008
(In millions)

Total revenues	$3,952
Total expenses	3,796

Income before provision for income tax	156
Provision for income tax	53

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	103
Income from discontinued operations, net of income tax, attributable to noncontrolling interests	94
Loss on disposal, net of income tax	(458)

Income (loss) from discontinued operations, net of income tax	$(261)

The operations of RGA included direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of operations are amounts related to these transactions, including ceded amounts that reduced premiums and fees by $158 million and ceded amounts that reduced policyholder benefits and claims by $136 million for the year ended December 31, 2008 that have not been eliminated as these transactions have continued after the RGA disposition.

24.	Subsequent Events

Dividends

On February 18, 2011, the Holding Company announced dividends of $0.2500000 per share, for a total of $6 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 7, 2011. Both dividends will be payable March 15, 2011 to shareholders of record as of February 28, 2011.

Credit Facility

On February 1, 2011, the Holding Company entered into a committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc. (“MoRe”), a captive reinsurance subsidiary, to address its short-term solvency needs based on guidance from the regulator. This one-year facility provides for the issuance of letters of credit in amounts up to $350 million. Under the facility, a letter of credit for $250 million was issued on February 2, 2011 and increased to $295 million on February 23, 2011, which management believes satisfies MoRe’s solvency requirements.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2010
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed maturity securities:
Bonds:
Foreign government securities	$42,154	$43,400	$43,400
U.S. Treasury, agency and government guaranteed securities	32,469	33,304	33,304
Public utilities	11,416	12,040	12,040
State and political subdivision securities	10,476	10,129	10,129
All other corporate bonds	138,873	143,851	143,851

Total bonds	235,388	242,724	242,724
Mortgage-backed and asset-backed securities	79,406	79,698	79,698
Redeemable preferred stock	5,208	4,855	4,855
Other fixed maturity securities	6	7	7

Total fixed maturity securities	320,008	327,284	327,284

Trading and other securities	18,263	18,589	18,589

Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,036	2,167	2,167
Banks, trust and insurance companies	18	19	19
Public utilities	6	8	8
Non-redeemable preferred stock	1,565	1,412	1,412

Total equity securities	3,625	3,606	3,606

Mortgage loans:
Held-for-investment	59,055		59,055
Held-for-sale	3,321		3,321

Mortgage loans, net	62,376		62,376

Policy loans	11,914		11,914
Real estate and real estate joint ventures	7,878		7,878
Real estate acquired in satisfaction of debt	152		152
Other limited partnership interests	6,416		6,416
Short-term investments	9,387		9,387
Other invested assets	15,430		15,430

Total investments	$455,449		$463,032

(1)	The Company’s trading and other securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds, and to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant
December 31, 2010 and 2009
(In millions, except share and per share data)

	2010	2009

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,691 and $3,173, respectively)	$2,740	$3,187
Equity securities available-for-sale, at estimated fair value (cost: $18 and $20, respectively)	15	17
Short-term investments, principally at estimated fair value	33	303
Other invested assets, at estimated fair value	114	37

Total investments	2,902	3,544
Cash and cash equivalents	624	679
Accrued investment income	42	36
Investment in subsidiaries	65,832	42,997
Loans to subsidiaries	1,275	1,575
Receivables from subsidiaries	73	11
Other assets	1,320	991

Total assets	$72,068	$49,833

Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under securities loaned and other transactions	$660	$427
Long-term debt — unaffiliated	16,258	10,458
Long-term debt — affiliated	665	500
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Other liabilities	1,315	782

Total liabilities	$23,443	$16,712

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 6,857,000 shares issued and outstanding at December 31, 2010	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 989,031,704 and 822,359,818 shares issued at December 31, 2010 and 2009, respectively; 985,837,817 and 818,833,810 shares outstanding at December 31, 2010 and 2009, respectively	10	8
Additional paid-in capital	26,423	16,859
Retained earnings	21,363	19,501
Treasury stock, at cost; 3,193,887 and 3,526,008 shares at December 31, 2010 and 2009, respectively	(172)	(190)
Accumulated other comprehensive income (loss)	1,000	(3,058)

Total stockholders’ equity	48,625	33,121

Total liabilities and stockholders’ equity	$72,068	$49,833

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008

Condensed Statements of Operations
Equity in earnings of subsidiaries	$3,441	$(1,811)	$3,666
Net investment income	144	153	167
Other income	144	155	149
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(23)	(12)
Other net investment gains (losses)	31	(85)	139

Total net investment gains (losses)	31	(108)	127
Net derivative gains (losses)	(81)	199	(399)
Interest expense	(882)	(776)	(736)
Other expenses	(319)	(202)	(89)

Income (loss) before provision for income tax	2,478	(2,390)	2,885
Provision for income tax benefit	(312)	(144)	(324)

Net income (loss)	2,790	(2,246)	3,209
Less: Preferred stock dividends	122	122	125

Net income (loss) available to common shareholders	$2,668	$(2,368)	$3,084

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$2,790	$(2,246)	$3,209
Earnings of subsidiaries	(3,441)	1,811	(3,666)
Dividends from subsidiaries	916	515	1,148
Other, net	376	(458)	509

Net cash provided by (used in) operating activities	641	(378)	1,200

Cash flows from investing activities
Sales of fixed maturity securities	7,422	1,005	3,970
Purchases of fixed maturity securities	(6,542)	(3,002)	(2,983)
Sales of equity securities	5	—	—
Purchases of equity securities	—	(3)	(1)
Cash received in connection with freestanding derivatives	200	239	613
Cash paid in connection with freestanding derivatives	(450)	(496)	(315)
Sales of businesses	—	130	—
Disposal of subsidiary	—	(19)	(43)
Purchases of businesses	(7,196)	—	(202)
Expense paid on behalf of subsidiaries	(72)	(69)	—
Repayments of loans to subsidiaries	300	—	400
Investment in preferred stock of subsidiary	(50)	(75)	—
Returns of capital from subsidiaries	54	—	—
Capital contributions to subsidiaries	(374)	(876)	(1,284)
Net change in short-term investments	271	772	(1,073)
Other, net	(35)	186	(241)

Net cash used in investing activities	(6,467)	(2,208)	(1,159)

Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	233	84	(471)
Net change in short-term debt	—	(300)	(10)
Long-term debt issued	2,987	1,647	—
Long-term debt paid	—	—	—
Cash received in connection with collateral financing arrangements	—	775	—
Cash paid in connection with collateral financing arrangements	—	(400)	(800)
Junior subordinated debt securities issued	—	500	—
Debt issuance costs	(14)	(30)	(8)
Stock options exercised	5	8	45
Common stock issued, net of issuance costs	3,576	—	290
Common stock issued to settle stock forward contracts	—	1,035	—
Treasury stock acquired in connection with share repurchase agreements	—	—	(1,250)
Treasury stock issued in connection with common stock issuance, net of issuance costs	—	—	1,936
Treasury stock issued to settle stock forward contracts	—	—	1,035
Dividends on preferred stock	(122)	(122)	(125)
Dividends on common stock	(784)	(610)	(592)
Other, net	(110)	—	—

Net cash provided by financing activities	5,771	2,587	50

Change in cash and cash equivalents	(55)	1	91
Cash and cash equivalents, beginning of year	679	678	587

Cash and cash equivalents, end of year	$624	$679	$678

	2010	2009	2008

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$808	$704	$696

Income tax	$(474)	$104	$(249)

Non-cash transactions during the year:
Business acquisition:
Assets acquired	$125,689	$—	$—
Liabilities assumed	(109,267)	—	—
Redeemable and non-redeemable noncontrolling interests assumed	(130)	—	—

Net assets acquired	16,292	—	—
Cash paid, excluding transaction costs of $88, $0 and $0, respectively	(7,196)	—	—
Other purchase price adjustments	98	—	—

Securities issued	$9,194	$—	$—

Disposal of subsidiary:
Investment in subsidiary disposed	$—	$—	$1,716
Transaction costs, including cash paid of $0, $19 and $43, respectively	—	2	60
Treasury stock received in common stock exchange	—	—	(1,318)

Loss on disposal of subsidiary	$—	$2	$458

Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$32	$32

Long-term debt issued	$—	$1,035	$1,035

Junior subordinated debt securities redeemed	$—	$1,067	$1,067

Contribution of goodwill to subsidiaries	$—	$—	$22

Contribution of other intangible assets to subsidiaries, net of deferred income tax	$—	$—	$97

Issuance of collateral financing arrangements	$—	$105	$310

Dividends from subsidiaries	$874	$—	$—

Capital contribution to subsidiary	$—	$105	$310

Allocation of interest expense to subsidiary	$30	$44	$107

Allocation of interest income to subsidiary	$46	$56	$110

Issuance of loan to subsidiary via transfer of fixed maturity securities	$—	$300	$—

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant

1.	Basis of Presentation

The condensed financial information of MetLife, Inc. (the “Holding Company” or the “Registrant”) should be read in conjunction with the consolidated financial statements of MetLife, Inc. and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Holding Company. Investments in subsidiaries are accounted for using the equity method of accounting.

The preparation of these condensed unconsolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.	Acquisition

On November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (collectively, “ALICO”). For further information on the $16.4 billion purchase price including cash, common stock, convertible preferred stock and common equity units, as well as on the capital raised in anticipation of the acquisition, see Notes 2, 11, 14 and 18 of the Notes to the Consolidated Financial Statements.

3.	Loans to Subsidiaries

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

	Interest	Maturity	December 31,
Subsidiaries	Rate	Date	2010	2009
			(In millions)

Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	6-month LIBOR + 1.80%	December 31, 2011	—	300
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,275	$1,575

In December 2009, the $700 million surplus note issued to the Holding Company by Metropolitan Life Insurance Company (“MLIC”) was renewed and increased to $775 million, extending the maturity to December 31, 2011 with an interest rate of 6-month LIBOR + 1.80%.

In December 2009, MLIC issued a surplus note to the Holding Company for $300 million maturing in 2011 with an interest rate of 6-month LIBOR + 1.80%. MLIC received securities in exchange for the surplus note. On December 29, 2010, MLIC repaid the $300 million surplus note to the Holding Company in cash.

In June 2008, MetLife Investors USA Insurance Company repaid the $400 million surplus note with an interest rate of 7.35% to the Holding Company.

Interest income earned on loans to subsidiaries of $63 million, $50 million and $81 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in net investment income.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

Payments of interest and principal on surplus notes, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

4.	Long-term and Short-term Debt

Long-term Debt

Long-term debt outstanding is as follows:

	Interest Rates			December 31,
	Range	Weighted Average	Maturity	2010	2009
				(In millions)

Senior notes — unaffiliated	0.61%-7.72%	5.58%	2011-2045	$16,258	$10,458
Senior notes — affiliated (1)	5.00%-6.82%	5.62%	2011-2020	165	—
Other affiliated debt	0.95%-1.23%	1.04%	2015-2016	500	500

Total				$16,923	$10,958

(1)	Consists of affiliated senior notes associated with bonds held by ALICO.

The aggregate maturities of long-term debt at December 31, 2010 for the next five years and thereafter are $751 million in 2011, $797 million in 2012, $749 million in 2013, $1,350 million in 2014, $1,284 million in 2015 and $11,992 million thereafter.

Short-term Debt

There was no short-term debt outstanding at both December 31, 2010 and 2009. During the years ended December 31, 2009 and 2008, the weighted average interest rate on short-term debt was 1.25% and 2.5%, respectively. During the year ended December 31, 2009, the average daily balance on short-term debt was $5 million, and the average days outstanding was 6 days. There was no short-term debt activity in 2010.

Interest Expense

Interest expense is comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Short-term debt	$—	$—	$10
Long-term debt — unaffiliated	689	589	412
Long-term debt — affiliated	15	16	28
Collateral financing arrangements	44	59	121
Junior subordinated debt securities	134	112	164
Stock purchase contracts	—	—	1

Total interest expense	$882	$776	$736

5.	Support Agreements

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

In November 2010, the Holding Company guaranteed the obligations of Exeter Reassurance Company Ltd. (“Exeter”) in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

In January 2010, the Holding Company guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes certain group term life insurance issued by MLIC.

In December 2009, the Holding Company, in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. See Note 11 of the Notes to the Consolidated Financial Statements.

The Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See Note 11 of the Notes to the Consolidated Financial Statements.

The Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 12 of the Notes to the Consolidated Financial Statements.

The Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. See Note 12 of the Notes to the Consolidated Financial Statements.

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

The Holding Company has a net worth maintenance agreement with Mitsui Sumitomo MetLife Insurance Company Limited (“MSI MetLife”), an investment in Japan of which the Holding Company owns 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSI MetLife to have the amount of capital and surplus necessary for MSI MetLife to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSI MetLife as may be necessary to ensure that MSI MetLife has sufficient cash or other liquid assets to meet its payment

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

obligations as they fall due. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Holding Company reached an agreement to sell its 50% interest in MSI MetLife to a third-party. Upon the close of such sale, the Holding Company’s obligations under the net worth maintenance agreement will terminate.

The Holding Company has guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSI MetLife under which Exeter reinsures variable annuities written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding any prior disposition of the Holding Company’s interest in MSI MetLife as described in Note 2 of the Notes to the Consolidated Financial Statements.

The Holding Company also guarantees the obligations of a number of its subsidiaries under credit facilities with third-party banks. See Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2010, 2009 and 2008
(In millions)

		Future Policy Benefits,
		Other Policy-Related
	DAC	Balances and	Policyholder	Policyholder
	and	Policyholder Dividend	Account	Dividends	Unearned
Segment	VOBA	Obligation	Balances	Payable	Revenue (1)

2010
U.S. Business:
Insurance Products	$9,080	$79,643	$29,407	$722	$988
Retirement Products	5,800	8,975	46,517	—	103
Corporate Benefit Funding	75	39,371	57,773	—	53
Auto & Home	190	3,207	—	—	—

Total U.S. Business	15,145	131,196	133,697	722	1,144
International	12,159	52,638	77,281	108	975
Banking, Corporate & Other	3	6,221	42	—	—

Total	$27,307	$190,055	$211,020	$830	$2,119

2009
U.S. Business:
Insurance Products	$10,103	$76,948	$28,118	$761	$1,123
Retirement Products	6,024	8,348	46,855	—	79
Corporate Benefit Funding	74	37,574	55,522	—	62
Auto & Home	181	3,156	—	—	—

Total U.S. Business	16,382	126,026	130,495	761	1,264
International	2,870	12,467	8,128	—	805
Banking, Corporate & Other	4	5,832	50	—	—

Total	$19,256	$144,325	$138,673	$761	$2,069

2008
U.S. Business:
Insurance Products	$11,555	$74,515	$26,510	$1,023	$1,213
Retirement Products	5,889	7,924	44,316	—	54
Corporate Benefit Funding	74	36,763	66,375	—	73
Auto & Home	183	3,126	—	—	—

Total U.S. Business	17,701	122,328	137,201	1,023	1,340
International	2,436	10,468	5,654	—	583
Banking, Corporate & Other	7	5,521	66	—	—

Total	$20,144	$138,317	$142,921	$1,023	$1,923

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2010, 2009 and 2008
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2010
U.S. Business:
Insurance Products	$19,448	$5,924	$18,568	$1,056	$4,714	$5,899
Retirement Products	3,109	3,147	3,491	759	1,372	—
Corporate Benefit Funding	2,164	5,147	5,539	16	444	—
Auto & Home	2,923	209	2,021	439	321	2,970

Total U.S. Business	27,644	14,427	29,619	2,270	6,851	8,869
International	5,776	1,747	4,865	530	1,592	1,183
Banking, Corporate & Other	11	1,441	(14)	1	3,045	—

Total	$33,431	$17,615	$34,470	$2,801	$11,488	$10,052

2009
U.S. Business:
Insurance Products	$19,422	$5,540	$18,431	$753	$4,981	$5,936
Retirement Products	2,632	2,879	3,638	(315)	1,367	—
Corporate Benefit Funding	2,440	4,715	5,942	15	443	—
Auto & Home	2,902	180	1,930	436	331	2,898

Total U.S. Business	27,396	13,314	29,941	889	7,122	8,834
International	4,248	1,024	3,240	415	1,213	645
Banking, Corporate & Other	19	499	4	3	2,564	—

Total	$31,663	$14,837	$33,185	$1,307	$10,899	$9,479

2008
U.S. Business:
Insurance Products	$18,591	$5,786	$17,640	$687	$5,091	$5,594
Retirement Products	2,566	2,579	2,609	1,933	1,123	—
Corporate Benefit Funding	2,575	5,668	6,666	29	424	—
Auto & Home	2,971	186	1,919	454	355	2,949

Total U.S. Business	26,703	14,219	28,834	3,103	6,993	8,543
International	4,565	1,249	3,338	381	1,325	846
Banking, Corporate & Other	27	821	53	5	1,891	—

Total	$31,295	$16,289	$32,225	$3,489	$10,209	$9,389

(1)	Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), charged to other expenses.

MetLife, Inc.

Schedule IV

Consolidated Reinsurance
December 31, 2010, 2009 and 2008
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2010
Life insurance in-force	$4,208,692	$743,438	$628,879	$4,094,133	15.4%

Insurance premium
Life insurance	$17,576	$1,472	$1,183	$17,287	6.8%
Accident and health	7,349	365	189	7,173	2.6%
Property and casualty insurance	2,998	69	5	2,934	0.2%

Total insurance premium	$27,923	$1,906	$1,377	$27,394	5.0%

2009
Life insurance in-force	$3,800,380	$715,405	$740,196	$3,825,171	19.4%

Insurance premium
Life insurance	$17,594	$1,816	$1,223	$17,001	7.2%
Accident and health	6,897	430	79	6,546	1.2%
Property and casualty insurance	2,981	79	11	2,913	0.4%

Total insurance premium	$27,472	$2,325	$1,313	$26,460	5.0%

2008
Life insurance in-force	$3,697,999	$715,741	$684,281	$3,666,539	18.7%

Insurance premium
Life insurance	$17,252	$2,066	$1,224	$16,410	7.5%
Accident and health	6,741	444	226	6,523	3.5%
Property and casualty insurance	3,065	100	16	2,981	0.5%

Total insurance premium	$27,058	$2,610	$1,466	$25,914	5.7%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2010 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On November 1, 2010, the Holding Company acquired all of the issued and outstanding capital stock of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). As allowed under the U.S. Securities and Exchange Commission (the “SEC”) guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of ALICO, which is relevant to the Company’s 2010 consolidated financial statements as of and for the year ended December 31, 2010. ALICO represents 17% of total assets, and 2% of total revenues of MetLife, Inc. as of and for the year ended December 31, 2010. The financial reporting systems of ALICO have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of ALICO’s internal control over financial reporting in time for this current year-end. Management expects to complete the process of integrating ALICO’s internal control over financial reporting over the course of 2011. The ALICO acquisition represents a material change in internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2010.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2010. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ALICO, acquired on November 1, 2010, as the financial reporting systems of ALICO have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of ALICO’s internal control over financial reporting in time for this current year-end. ALICO represents 17% of total assets and 2% of total revenues of the Company as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at ALICO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 24, 2011

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2011, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2010 (the “2011 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Part I — Item 1. Business — Executive Officers of the Registrant” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to the Holding Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of the Holding Company’s Board of Directors, including the Chief Executive Officer, and the Employee Code of Business Conduct and Ethics (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including the Holding Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at http://www.metlife.com/about/corporate-profile/corporate-governance/corporate-conduct/index.html. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to the Holding Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on the Company’s website at the address given above.

Item 11.	Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested in 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of the Holding Company’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy Statement. The following table provides information, at December 31, 2010, regarding the securities authorized for issuance under the Holding Company’s equity compensation plans:

Equity Compensation Plan Information at December 31, 2010

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights (2)	Warrants and Rights (3)	in Column (a)) (4)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	44,703,216	$38.47	42,285,559
Equity compensation plans not approved by security holders	None	—	None
Total	44,703,216	$38.47	42,285,559

(1)	Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”) each of which was approved by Metropolitan Life Insurance Company (“MLIC”), the sole shareholder of the Holding Company at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan of Reorganization”) approved the Plan of Reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares of common stock of the Holding Company (“Shares”) available for issuance under each plan. Also includes the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) and the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), which were approved by Holding Company security holders.

(2)	As of December 31, 2010, awards of Stock Options remained outstanding under the 2000 Stock Plan and 2000 Directors Stock Plan, and awards of Stock Options, Performance Shares, and Restricted Stock Units (each as defined in the 2005 Stock Plan) remained outstanding under the 2005 Stock Plan. In addition, as of December 31, 2010, a number of Shares that had vested and become payable from any awards under any plan, but had been deferred, remained deferred and unpaid (“Deferred Shares”).

Under the award agreements that apply to the Performance Share awards made under the 2005 Stock Plan as of December 31, 2010, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Holding Company with respect to: (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Fortune 500® companies in the Standard & Poor’s Insurance Index, with such exceptions as the Holding Company Compensation Committee has determined, with regard to the performance period. With respect to Performance Share awards made in 2010, no Performance Shares will be payable unless the Holding Company generates positive net income for either the third year of the performance period or for the performance period as a whole. In addition, with respect to Performance Share awards made in 2009 and 2010, the performance factor will be multiplied by 0.75 if the Holding Company’s total shareholder return with regard to the performance period is zero percent or less.

Under the award agreements that apply to the Restricted Stock Unit awards made under the 2005 Stock Plan as of December 31, 2010, Shares equal to the number of Restricted Stock Units awarded are normally payable to eligible award recipients on the third or later anniversary of the date the Restricted Stock Units were granted.

(3)	Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2010, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	The aggregate number of Shares available for issuance under the 2005 Stock Plan is 68,000,000. In addition, 6,099,881 Shares that were available but had not been utilized under the 2000 Stock Plan became available for issuance under the 2005 Stock Plan at the time the 2005 Stock Plan became effective. At December 31, 2010, 6,957,603 additional Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan, or that, under the Plan of Reorganization, would otherwise have reduced the number of Shares available for issuance under the 2000 Stock Plan, from the time the 2005 Stock Plan became effective to December 31, 2010, were also available for issuance under the 2005 Stock Plan. The aggregate number of Shares available for issuance under the 2005 Directors Stock Plan is 2,000,000.

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

As of December 31, 2010, all Stock-Based awards made under the 2005 Directors Stock Plan have been immediately vested. Share awards to Directors under the 2000 Directors Stock Plan were made under a separate Share award authorization under that plan, and have not reduced the number of Shares remaining available for issuance under any plan as of December 31, 2010.

Under the 2005 Stock Plan, awards may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of the Holding Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Holding Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Holding Company, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of the Holding Company (each, a “Committee”), in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall in its sole discretion substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate Committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to the Holding Company (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Responsibilities, Independence and Composition of the Board of Directors” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal 4 — Ratification of Appointment of the Independent Auditor” in the 2011 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 191.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 191.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2011

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name:     C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 24, 2011

Eduardo Castro-Wright	Director

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 24, 2011

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 24, 2011

/s/ John M. Keane John M. Keane	Director	February 24, 2011

/s/ Alfred F. Kelly, Jr. Alfred F. Kelly, Jr.	Director	February 24, 2011

/s/ James M. Kilts James M. Kilts	Director	February 24, 2011

/s/ Catherine R. Kinney Catherine R. Kinney	Director	February 24, 2011

/s/ Hugh B. Price Hugh B. Price	Director	February 24, 2011

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 24, 2011

Signature	Title	Date

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 24, 2011

/s/ Lulu C. Wang Lulu C. Wang	Director	February 24, 2011

/s/ C. Robert Henrikson C. Robert Henrikson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ William J. Wheeler William J. Wheeler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts:   In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.	Description

2.1	Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”)).
2.2	Amendment to Plan of Reorganization dated as of March 9, 2000 (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).
2.3	Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”)).
2.4	Stock Purchase Agreement, dated as of March 7, 2010, by and among MetLife, Inc., ALICO Holdings LLC (“ALICO Holdings”) and American International Group, Inc. (“AIG”) (Incorporated by reference to Exhibit 2.1 to MetLife, Inc. Current Report on Form 8-K dated May 7, 2010 (the “May 7, 2010 Form 8-K”)).
2.5	Amendment dated October 28, 2010 among MetLife, Inc., ALICO Holdings and AIG amending the Stock Purchase Agreement, dated as of March 7, 2010 by and among MetLife, Inc., ALICO Holdings and AIG (the “Stock Purchase Agreement”) (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated October 27, 2010 (the “October 27, 2010 Form 8-K”)).
2.6	Amendment dated October 29, 2010 among MetLife, Inc., ALICO Holdings and AIG amending the Stock Purchase Agreement (Incorporated by reference to Exhibit 2.2 to the October 27, 2010 Form 8-K).
3.1	Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
3.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
3.4	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
3.5	Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, filed with the Secretary of State of Delaware on October 27, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated October 27, 2010).

Exhibit
No.	Description

3.6	MetLife, Inc. Amended and Restated By-Laws effective January 26, 2010.
4.1(a)	Indenture dated as of November 9, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to Senior Debt Securities (Incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report).
4.1(b)	Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Included in Exhibit 4.1(a) incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report, except for the name of the trustee).
4.2	Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.125% Senior Notes due December 1, 2011(Incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).
4.3	Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.375% Senior Notes due December 15, 2012 (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”)).
4.4	Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.50% Senior Notes due December 15, 2032 (Incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.5	Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.875% Senior Notes due November 21, 2033 (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”)).
4.6	Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.00% Senior Notes due November 24, 2013 (Incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).
4.7	Seventh Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.7 to the 2009 Annual Report).
4.8	Eighth Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).
4.9	Ninth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).
4.10	Tenth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).
4.11	Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.375% Senior Notes due December 9, 2024 (Incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).
4.12	Twelfth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.00% Senior Notes due June 15, 2015.
4.13	Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.70% Senior Notes due June 15, 2035.

Exhibit
No.	Description

4.14	Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.25% Senior Notes due June 29, 2020.
4.15	Fifteenth Supplemental Indenture, dated May 29, 2009, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 6.75% Senior Notes due June 1, 2016 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009 (the “May 2009 Form 8-K”)).
4.16	Sixteenth Supplemental Indenture, dated August 6, 2010 between the MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 2014 Senior Notes (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 6, 2010 (the “August 6, 2010 Form 8-K”)).
4.17	Seventeenth Supplemental Indenture, dated August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 2021 Senior Notes (Incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).
4.18	Eighteenth Supplemental Indenture dated August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 2041 Senior Notes (Incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).
4.19	Nineteenth Supplemental Indenture dated August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the Floating Rate Senior Notes (Incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).
4.20	Twentieth Supplemental Indenture dated as of November 1, 2010 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of November 9, 2001, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company National Association (as successor to Bank One Trust Company, N.A.)), as Trustee (such Indenture dated November 9, 2001, the “Original Indenture”) (Incorporated by reference to Exhibit 4.5 to the October 27, 2010 Form 8-K).
4.21	Twenty-First Supplemental Indenture dated as of November 1, 2010 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., supplementing the Original Indenture (Incorporated by reference to Exhibit 4.6 to the October 27, 2010 Form 8-K).
4.22	Twenty-Second Supplemental Indenture dated as of November 1, 2010 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., supplementing the Original Indenture (Incorporated by reference to Exhibit 4.7 to the October 27, 2010 Form 8-K).
4.23	Form of 6.125% Senior Note due December 1, 2011 (Included in Exhibit 4.2 incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).
4.24	Form of 5.375% Senior Note due December 15, 2012 (Included in Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the 2007 Annual Report).
4.25	Form of 6.50% Senior Note due December 15, 2032 (Included in Exhibit 4.4 incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.26	Form of 5.875% Senior Note due November 21, 2033 (Included in Exhibit 4.5 incorporated by reference to Exhibit 4.5 to the 2008 Annual Report).
4.27	Form of 5.00% Senior Note due November 24, 2013 (Included in Exhibit 4.6 incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).
4.28	Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.7 incorporated by reference to Exhibit 4.7 to the 2009 Annual Report).
4.29	Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.8 incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).
4.30	Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.9 incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).
4.31	Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.10 incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).

Exhibit
No.	Description

4.32	Form of 5.375% Senior Note due December 9, 2024 (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).
4.33	Form of 5.00% Senior Note due June 15, 2015 (Included in Exhibit 4.12).
4.34	Form of 5.70% Senior Note due June 15, 2035 (Included in Exhibit 4.13).
4.35	Form of 5.25% Senior Note due June 29, 2020 (Included in Exhibit 4.14).
4.36	Form of 6.75% Senior Note due June 1, 2016 (Included in Exhibit 4.15 incorporated by reference to Exhibit 4.1 to the May 2009 Form 8-K).
4.37	Form of 2014 Senior Note (Included in Exhibit 4.16 incorporated by reference to Exhibit 4.1 to the August 6, 2010 Form 8-K).
4.38	Form of 2021 Senior Note (Included in Exhibit 4.17 incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).
4.39	Form of 2041 Senior Note (Included in Exhibit 4.18 incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).
4.40	Floating Rate Senior Note (Included in Exhibit 4.19 incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).
4.41(a)	Indenture dated as of June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to Subordinated Debt Securities (the “Subordinated Indenture”).
4.41(b)	Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.41(a), except for the name of the trustee).
4.42	First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association.
4.43	Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.).
4.44	Third Supplemental Indenture dated as of December 21, 2006 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association) (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 22, 2006 (the “December 2006 Form 8-K”)).
4.45	Sixth Supplemental Indenture dated as of August 7, 2008 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008).
4.46	Seventh Supplemental Indenture dated February 6, 2009 for the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).
4.47	Eighth Supplemental Indenture dated July 8, 2009 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009 (the “July 2009 Form 8-K”)).
4.48	Form of Series A Debenture (Included in Exhibit 4.42).
4.49	Form of Series B Debenture (Included in Exhibit 4.43).
4.50	Form of junior subordinated debenture (Included in Exhibit 4.44 incorporated by reference to Exhibit 4.1 to the December 2006 Form 8-K).
4.51	Form of security certificate representing MetLife, Inc.’s 6.817% Senior Debt Securities, Series A, due 2018 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008).
4.52	Form of security certificate representing MetLife, Inc.’s 7.717% Senior Debt Securities, Series B, due 2019 (Incorporated by reference to Exhibit 4.1 to MetLife Inc.’s Current Report on Form 8-K dated February 18, 2009).

Exhibit
No.	Description

4.53	Form of security certificate representing MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (Included in Exhibit 4.47 incorporated by reference to Exhibit 4.1 to the July 2009 Form 8-K).
4.54	Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.7 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02) (the “2001 S-3 Registration Statement”)).
4.55	Certificate of Amendment to Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s., MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-112073, 333-112073-01 and 333-112073-02) (the “2004 S-3 Registration Statement”)).
4.56	Certificate of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s, MetLife Capital Trust V’s, MetLife Capital Trust VI’s, MetLife Capital Trust VII’s, MetLife Capital Trust VIII’s and MetLife Capital Trust IX’s Registration Statement on Form S-3 (Nos. 333-147180, 333-147180-01, 333-147180-02, 333-147180-03, 333-147180-04 and 333-147180-05) (the “2007 S-3 Registration Statement”)).
4.57	Certificate of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.4 to the 2007 S-3 Registration Statement).
4.58	Certificate of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.5 to the 2007 S-3 Registration Statement).
4.59	Certificate of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.6 to the 2007 S-3 Registration Statement).
4.60	Certificate of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.7 to the 2007 S-3 Registration Statement).
4.61	Amended and Restated Declaration of Trust of MetLife Capital Trust III dated as of June 21, 2005.
4.62	Declaration of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.8 to the 2007 S-3 Registration Statement).
4.63	Declaration of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.9 to the 2007 S-3 Registration Statement).
4.64	Declaration of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.10 to the 2007 S-3 Registration Statement).
4.65	Declaration of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.11 to the 2007 S-3 Registration Statement).
4.66	Declaration of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.12 to the 2007 S-3 Registration Statement).
4.67	Form of Amended and Restated Declaration of Trust (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.68	Form of Trust Preferred Security Certificate (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Included in Exhibit 4.67 incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.69	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust III.
4.70	Form of Trust Preferred Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.15 to the 2007 S-3 Registration Statement).
4.71	Form of Common Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.16 to the 2007 S-3 Registration Statement).

Exhibit
No.	Description

4.72	Removal and Appointment of Trustees of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.10 to the 2004 S-3 Registration Statement).
4.73	Form of Certificate for Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.74	Rights Agreement dated as of April 4, 2000 (expired on April 4, 2010) between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.75	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (See Exhibit 3.2 above).
4.76	Form of Right Certificate (Included as Exhibit B of Exhibit 4.74 incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.77	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.21 to the 2007 S-3 Registration Statement)**.
4.78	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**.
4.79	Form of Depositary Receipt (Included in Exhibit 4.78 incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**.
4.80	Form of Purchase Contract Agreement (Incorporated by reference to Exhibit 4.24 to the 2007 S-3 Registration Statement)**.
4.81	Form of Pledge Agreement (Incorporated by reference to Exhibit 4.25 to the 2007 S-3 Registration Statement)**.
4.82	Form of Unit Agreement (Incorporated by reference to Exhibit 4.26 to the 2007 S-3 Registration Statement)**.
4.83	Stock Purchase Contract Agreement dated June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent.
4.84	Form of Normal Common Equity Unit Certificate (Included in Exhibit 4.83).
4.85	Form of Stripped Common Equity Unit Certificate (Included in Exhibit 4.83).
4.86	Pledge Agreement dated as of June 21, 2005 among MetLife, Inc., JP Morgan Chase Bank, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Collateral Agent, Custodial Agent and Securities Intermediary, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent.
4.87	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (See Exhibit 3.3 above).
4.88	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.89	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (See Exhibit 3.4 above).
4.90	Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.91	Replacement Capital Covenant, dated as of December 21, 2006 (Incorporated by reference to Exhibit 4.2 to the December 2006 Form 8-K).
4.92	Replacement Capital Covenant, dated as of December 12, 2007 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 12, 2007).
4.93	Replacement Capital Covenant, dated as of April 8, 2008 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008).
4.94	Replacement Capital Covenant, dated as of December 30, 2008 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 30, 2008 (the “December 2008 Form 8-K”)).

Exhibit
No.	Description

4.95	Replacement Capital Covenant, dated as of July 8, 2009 (Incorporated by reference to Exhibit 4.2 to the July 2009 Form 8-K).
4.96	Investor Rights Agreement dated as of November 1, 2010 among MetLife, Inc., ALICO Holdings and AIG (Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 27, 2010).
4.97	Stock Purchase Contract Agreement dated as of November 1, 2010 among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.2 to the Form 8-K dated October 27, 2010).
4.98	Indemnification Collateral Account Security and Control Agreement dated as of November 1, 2010 among MetLife, Inc., ALICO Holdings, Deutsche Bank Trust Company Americas, as Securities Intermediary, Pledge Collateral Agent and Stock Purchase Contract Agent, and AIG (Incorporated by reference to Exhibit 4.3 to the Form 8-K dated October 27, 2010).
4.99	Pledge Agreement dated as of November 1, 2010 among MetLife, Inc. and Deutsche Bank Trust Company America as Collateral Agent, Custodial Agent, Securities Intermediary and Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.4 to the Form 8-K dated October 27, 2010).
4.100	Form of Transition Services Agreement between MetLife, Inc. and AIG (Included in Exhibit 2.4 incorporated by reference to Exhibit 2.1 to May 7, 2010 Form 8-K).
4.101	Form of Special Asset Protection Agreement by and among MetLife, Inc., AIG and ALICO Holdings (Included in Exhibit 2.4 incorporated by reference to Exhibit 2.1 to May 7, 2010 Form 8-K).
4.102	Form of Hold Harmless Agreement by and among MetLife, Inc., AIG, ALICO Holdings and National Union Fire Insurance Company of Pittsburgh, Pa. (Included in Exhibit 2.4 incorporated by reference to Exhibit 2.1 to May 7, 2010 Form 8-K).
10.1	MetLife Executive Severance Plan (effective as of December 17, 2007) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007)*.
10.2	MetLife Executive Severance Plan (as amended and restated effective June 14, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 21, 2009 (the “December 2009 Form 8-K”))*.
10.3	Separation Agreement, Waiver and General Release dated as of February 27, 2009 between Ruth A. Fattori and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.
10.4	Separation Agreement, Waiver and General Release dated August 17, 2009 between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).*
10.5	Employment Agreement, effective as of April 30, 2010, by and between James L. Lipscomb and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q dated June 30, 2010)*.
10.6	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)*.
10.7	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002 (Incorporated by reference to Exhibit 10.13 to the 2007 Annual Report)*.
10.8	Form of Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the 2008 Annual Report)*.
10.9	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.3 to the December 2009 Form 8-K)*.
10.10	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)*.
10.11	MetLife, Inc. 2000 Directors Stock Plan, as amended effective February 8, 2002 (Incorporated by reference to Exhibit 10.17 to the 2007 Annual Report)*.
10.12	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan (Incorporated by reference to Exhibit 10.7 to the 2008 Annual Report)*.
10.13	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”) (Incorporated by reference to Exhibit 10.12 to the 2009 Annual Report)*.
10.14	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.13 to the 2009 Annual Report)*.

Exhibit
No.	Description

10.15	Form of Management Stock Option Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.14 to the 2009 Annual Report)*.
10.16	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 2007 10-Q”))*.
10.17	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2007 10-Q)*.
10.18	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan*.
10.19	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005)*.
10.20	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005)*.
10.21	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.6 to the First Quarter 2007 10-Q)*.
10.22	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.3 to the First Quarter 2007 10-Q)*.
10.23	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007 (the “December 13, 2007 Form 8-K”))*.
10.24	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.29 to the 2007 Annual Report)*.
10.25	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.4 to the December 2009 Form 8-K)*.
10.26	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009)*.
10.27	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009)*.
10.28	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009) (Incorporated by reference to Exhibit 10.2 to the December 2009 Form 8-K)*.
10.29	Clarification of Management Performance Share Agreement under the 2005 SIC Plan*.
10.30	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005)*.
10.31	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005)*.
10.32	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*.
10.33	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.5 to the First Quarter 2007 10-Q)*.
10.34	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.2 to the First Quarter 2007 10-Q)*.
10.35	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.4 to the December 13, 2007 Form 8-K)*.
10.36	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.3 to the December 13, 2007 Form 8-K)*.
10.37	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 18, 2010)*.
10.38	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 14, 2010)*.

Exhibit
No.	Description

10.39	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).
10.40	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 3.2 to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.41	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007).
10.42	Amended and Restated $2,850,000 Five-Year Credit Agreement, dated as of June 20, 2007 and amended and restated as of December 23, 2008, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the December 2008 Form 8-K).
10.43	Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated October 15, 2010).
10.44	364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated October 15, 2010).
10.45	Amended and Restated $2,850,000 Five-Year Credit Agreement, dated as of June 20, 2007 and amended and restated as of December 23, 2008, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the December 2008 Form 8-K).
10.46	Amended and Restated Commitment Letter for $5.0 Billion Senior Credit Facility, dated March 16, 2010 among MetLife, Inc. and the various lenders named therein (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q dated March 31, 2010).
10.47	MetLife Annual Variable Incentive Plan (“AVIP”) (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report)*.
10.48	Amendment Number One to the AVIP*.
10.49	Resolutions of the MetLife, Inc. Board of Directors (adopted December 11, 2007) regarding the selection of performance measures for 2008 awards under the AVIP (Incorporated by reference to Exhibit 10.54 to the 2007 Annual Report)*.
10.50	Resolutions of the MetLife, Inc. Board of Directors (adopted January 27, 2009) regarding the selection of performance measures for 2009 awards under the AVIP (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.
10.51	Resolutions of the MetLife, Inc. Board of Directors (adopted February 18, 2010) regarding the selection of performance measures for 2010 awards under the MetLife Annual Variable Incentive Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q dated March 31, 2010)*.
10.52	Resolutions of MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 under the MetLife Annual Variable Incentive Plan.
10.53	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008) (Incorporated by reference to Exhibit 10.57 to the 2007 Annual Report)*.
10.54	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008) (Incorporated by reference to Exhibit 10.46 to the 2009 Annual Report)*.
10.55	Amendment Number Two to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008)*.
10.56	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by reference to Exhibit 10.41 to the 2008 Annual Report)*.
10.57	Amendment Number One to the MetLife Deferred Compensation Plan for Officers, dated May 4, 2005*.
10.58	Amendment Number Two to The MetLife Deferred Compensation Plan for Officers, effective December 14, 2005*.

Exhibit
No.	Description

10.59	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*.
10.60	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”))*.
10.61	Amendment Number One to The MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.63 to the 2007 Annual Report)*.
10.62	Amendment Number Two to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008) (Incorporated by reference to Exhibit 10.47 to the 2008 Annual Report)*.
10.63	Amendment Number Three to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010) (Incorporated by reference to Exhibit 10.54 to the 2009 Annual Report)*.
10.64	Amendment Number Four to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009) (Incorporated by reference to Exhibit 10.55 to the 2009 Annual Report)*.
10.65	Amendment Number Five to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011)*.
10.66	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003) (Incorporated by reference to Exhibit 10.48 to the 2008 Annual Report)*.
10.67	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*.
10.68	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2006 10-Q)*.
10.69	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*.
10.70	MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.68 to the 2007 Annual Report)*.
10.71	The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated effective January 1, 2005) (Incorporated by reference to Exhibit 10.53 to the 2008 Annual Report)*.
10.72	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008)*.
10.73	MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”))*.
10.74	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*.
10.75	MetLife Auxiliary Pension Plan dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 28, 2007)*.
10.76	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated October 24, 2008 (effective October 1, 2008) (Incorporated by reference to Exhibit 10.58 to the 2008 Annual Report)*.
10.77	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated December 12, 2008 (effective December 31, 2008) (Incorporated by reference to Exhibit 10.59 to the 2008 Annual Report)*.

Exhibit
No.	Description

10.78	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009)*.
10.79	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) (effective January 1, 2010) (Incorporated by reference to Exhibit 10.5 to the December 2009 Form 8-K)*.
10.80	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) (effective January 1, 2010).
10.81	MetLife Plan for Transition Assistance for Officers, dated January 7, 2000, as amended (the “MPTA”) (Incorporated by reference to Exhibit 10.70 to the 2009 Annual Report)*.
10.82	Amendment Number Ten to the MPTA, dated January 26, 2005*.
10.83	Amendment Number Eleven to the MPTA, dated February 28, 2006*.
10.84	Amendment Number Twelve to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 10-Q)*.
10.85	Amendment Number Thirteen to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 10-Q)*.
10.86	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*.
10.87	Amendment Number Fifteen to the MPTA, dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.
10.88	Amendment Number Sixteen to the MPTA, dated December 12, 2007 (Incorporated by reference to Exhibit 10.81 to the 2007 Annual Report)*.
10.89	Amendment Number Seventeen to the MPTA, dated June 3, 2008 (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*.
10.90	Amendment Number Eighteen to the MPTA, dated August 13, 2008 (Incorporated by reference to Exhibit 10.69 to the 2008 Annual Report)*.
10.91	Amendment Number Nineteen to the MPTA, dated December 8, 2008 (Incorporated by reference to Exhibit 10.70 to the 2008 Annual Report)*.
10.92	Amendment Number Twenty to the MPTA, dated December 16, 2008 (Incorporated by reference to Exhibit 10.71 to the 2008 Annual Report)*.
10.93	Amendment Number Twenty-One to the MPTA, dated December 18, 2008 (Incorporated by reference to Exhibit 10.72 to the 2008 Annual Report)*.
10.94	Amendment Number Twenty-Two to the MPTA, dated December 21, 2009 (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report)*.
10.95	MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010) (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report)*.
10.96	Amendment Number One to the MetLife Plan for Transition Assistance for Officers (as amended and restated effective January 1, 2010)*.
10.97	One Madison Avenue Purchase and Sale Agreement, dated as of March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial, Inc., collectively, as Purchaser.
10.98	MetLife Building, 200 Park Avenue, New York, NY Purchase and Sale Agreement, dated as of April 1, 2005, between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development, L.L.C., as Purchaser.
10.99	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2006 10-Q).
10.100	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2006 10-Q).
10.101	International Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc.
10.102	Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc.

Exhibit
No.	Description

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates management contracts or compensatory plans or arrangements.

**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.