Form 10-K/A
period 2010-12-31
METLIFE INC
filed 2011-03-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2010 was approximately $31 billion. At February 18, 2011, 986,585,463 shares of the registrant’s common stock were outstanding.

Explanatory Note
     Pursuant to General Instruction G to Form 10-K, this Amendment No.1 (the Amendment) to MetLife, Inc.’s (MetLife or the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (the SEC) on February 24, 2011 (the Original Form 10-K), is being filed for the sole purpose of including information in Part III, Items 10 through 14. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Class III Directors:

Sylvia Mathews Burwell, age 45, is President of the Global Development Program at The Bill and Melinda Gates Foundation. Ms. Burwell joined the Foundation in 2001 as Executive Vice President and served as its Chief Operating Officer from 2002 to April 2006. Prior to joining the Foundation, she served as Deputy Director of the Office of Management and Budget in Washington, D.C. from 1998. Ms. Burwell served as Deputy Chief of Staff to President Bill Clinton from 1997 to 1998, and was Chief of Staff to Treasury Secretary Robert Rubin from 1995 to 1997. She also served as Staff Director for the National Economic Council from 1993 to 1995. Ms. Burwell was Manager of President Clinton’s economic transition team. Prior to that, she was an Associate at McKinsey and Company from 1990 through 1992. She is a member of the Board of Directors of the Council on Foreign Relations, a member of the Aspen Strategy Group, the Trilateral Commission and the Nike Foundation Advisory Group, a member of the Board of the Alliance for a Green Revolution in Africa, an Advisory Board member for the Next Generation Initiative and the Peter G. Peterson Foundation, and a member of the Professional Advisory Board for the ALS Evergreen Chapter. Ms. Burwell received a bachelor’s degree in government, cum laude, from Harvard University in 1987 and a bachelor’s degree in philosophy, politics and economics from Oxford University, where she was a Rhodes Scholar. Ms. Burwell has been a Director of MetLife and Metropolitan Life Insurance Company since 2004.

Ms. Burwell’s unique combination of experience in financial consulting, government service and as a senior executive of a charitable foundation with activities around the world give her an informed perspective on global financial, business and philanthropic activities and diverse cultural considerations that may impact MetLife as a global provider of insurance and financial products and services. Her background and experience also enhance her understanding of the Company’s and MetLife Foundation’s contributions to civic, educational and charitable organizations.

Eduardo Castro-Wright, age 56, has been Vice Chairman of Wal-Mart Stores, Inc. since November 2008 and President and Chief Executive Officer of its Global.com and Global Sourcing organizations since June 2010. Mr. Castro-Wright joined Wal-Mart in 2001 and worked in Mexico through 2005, first as President and later as Chief Executive Officer of Wal-Mart de Mexico. He then joined Wal-Mart in the U.S. as Chief Operating Officer of the Wal-Mart Stores division in early 2005 and served as President and Chief Executive Officer of the Wal-Mart Stores division from 2005 to 2010. Previously, he was the President and Chief Executive Officer of Honeywell Transportation and Power Systems Worldwide. Prior to that, he was President of Honeywell Asia/Pacific. Mr. Castro-Wright also held several leadership positions at Nabisco, Inc., including President of Nabisco Asia/Pacific, as well as President and Chief Executive Officer of the company’s businesses in Venezuela and Mexico. Mr. Castro-Wright is a member of the Boards of Directors of the Retail Industry Leaders Association, and CARE USA. He previously served as a Director of Dow Jones & Company from 2006 to 2007. He received a bachelor of science degree in mechanical engineering from Texas A&M University. Mr. Castro-Wright has been a Director of MetLife and Metropolitan Life Insurance Company since March 2008.

Mr. Castro-Wright’s experience as a senior executive of one of the world’s largest companies and as a leader of businesses in a variety of countries and industries has given him global experience and an understanding of issues, challenges and risks of doing business in multiple jurisdictions in the United States and internationally. In addition, as a senior executive of a corporation with hundreds of thousands of employees, he is knowledgeable about employee benefits. His particular combination of knowledge and experience is relevant to the Board’s oversight of the management of the Company, which is a major global provider of insurance and employee benefit products and services.

Cheryl W. Grisé, age 58, was Executive Vice President of Northeast Utilities, a public utility holding company, from December 2005 until her retirement effective June 2007, Chief Executive Officer of its principal operating subsidiaries from September 2002 to January 2007, President of the Utility Group of Northeast Utilities Service Company from May 2001 to January 2007, President of the Utility Group of Northeast Utilities from May 2001 to December 2005, and Senior Vice President, Secretary and General Counsel of Northeast Utilities from 1998 to 2001. Ms. Grisé is a Director of Pall Corporation and Pulte Homes, Inc. She also serves on the Boards of the University of Connecticut Foundation and the Kingswood-Oxford School, and is a Senior Fellow of the American Leadership Forum. She previously served as a Director of Dana Corporation from 2002 to 2008. She received a bachelor of arts degree from the University of North Carolina at Chapel Hill and a law degree from Thomas Jefferson School of Law, and has completed the Yale Executive Management Program. Ms. Grisé has been a Director of MetLife and Metropolitan Life Insurance Company since 2004. She became the Lead Director of MetLife on February 1, 2010.

Ms. Grisé’s experience as the chief executive officer of a major enterprise subject to complex and multiple regulatory requirements and constraints provided her with a substantive understanding of the challenges of managing a highly regulated business such as MetLife. The combination of her executive experience and her earlier experience as a general counsel and corporate secretary provide her with a unique perspective on the Board’s responsibility for overseeing the management of a regulated business with global operations as well as the Board’s roles and responsibilities with respect to the effective functioning of the Company’s corporate governance structures.

Lulu C. Wang, age 66, is Chief Executive Officer of Tupelo Capital Management LLC, an investment management firm which she founded in 1997.

Ms. Wang has been engaged in professional money management since 1972. Prior to founding Tupelo Capital Management, she served as Director and Executive Vice President of Jennison Associates Capital Corporation. Before joining Jennison in 1988, Ms. Wang oversaw equities management at Equitable Capital Management as Senior Vice President and Managing Director. Ms. Wang serves on the Boards of the Asia Society, Columbia Business School, Metropolitan Museum of Art, Rockefeller University, New York Public Radio and the Committee of 100. She also serves as Trustee Emerita of Wellesley College and as a Consulting Director of the New York Community Trust. Ms. Wang received her bachelor of arts degree from Wellesley College and her masters in business administration from Columbia Business School. Ms. Wang has been a Director of MetLife and Metropolitan Life Insurance Company since March 2008.

Ms. Wang’s extensive experience in investment management and financial services, her knowledge and understanding of global markets for financial products, particularly in Asia, and her service on the boards and investment committees of major educational and civic organizations have given her a perspective that is particularly relevant to the MetLife Board of Directors’ oversight of the Company, a global provider of insurance and financial products and services, as well as a deep understanding of the importance of MetLife’s and MetLife Foundation’s contributions to community institutions.

Class I Directors:

C. Robert Henrikson, age 63, has been Chairman, President and Chief Executive Officer of MetLife and Metropolitan Life Insurance Company since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife and Metropolitan Life Insurance Company from March 1, 2006, President and Chief Operating Officer of the Company from June 2004, and President of its U.S. Insurance and Financial Services businesses from July 2002 to June 2004. He served as President of Institutional Business of MetLife from September 1999 to July 2002 and President of Institutional Business of Metropolitan Life Insurance Company from May 1999 to June 2002. During his more than 38-year career with

MetLife, Mr. Henrikson has held a number of senior positions in the Company’s Individual, Group and Pension businesses. In July 2010, Mr. Henrikson was appointed by President Barack Obama to the President’s Export Council, the principal national advisory committee on international trade. Mr. Henrikson is a former Chairman and a current Director of the American Council of Life Insurers, a former Chairman and a current Board member of the Financial Services Forum, a Director Emeritus of the American Benefits Council, Chairman of the Board of the Wharton School’s S.S. Huebner Foundation for Insurance Education, and a Trustee of the American Museum of Natural History. He also serves on the Board of Trustees of Emory University and the Boards of Directors of The New York Philharmonic, The New York Botanical Garden, and the Partnership for New York City. Mr. Henrikson received a bachelor’s degree from the University of Pennsylvania and a law degree from Emory University School of Law. In addition, he is a graduate of the Wharton School’s Advanced Management Program. He has been a Director of MetLife since April 26, 2005 and a Director of Metropolitan Life Insurance Company since June 1, 2005.

Mr. Henrikson’s more than 38 years of experience with the Company, which includes diverse positions of increasing responsibility, leading to his role as Chief Executive Officer, have provided him with an in-depth understanding of the Company’s businesses and global operations and given him insight into the Company’s strategic direction and leadership selection.

John M. Keane, age 68, is a Senior Partner of SCP Partners, a venture capital firm, and President of GSI, LLC, an independent consulting firm. General Keane served in the U.S. Army for 37 years. He was Vice Chief of Staff and Chief Operating Officer of the Army from 1999 until his retirement in October 2003. He is a Director of General Dynamics Corporation, MacAndrews & Forbes Holdings, Inc. and Cyalume Technologies Holdings, Inc. He also is a military contributor and analyst with Fox News, member of the United States Department of Defense Policy Board, member of the Council on Foreign Relations, and Chairman of the Senior Executive Committee of the Army Aviation Association of America. He also serves on the Boards of the Knollwood Foundation, the Army Heritage Foundation, the George C. Marshall

Foundation, the Rand Corporation, the Welcome Back Veterans Foundation, American Corporate Partners, the Center for Strategic and Budgetary Assessments, and the Institute for the Study of War. He previously served as a member of the Board of Managers of Allied Security Holdings LLC from 2005 to 2008. General Keane received a bachelor’s degree in accounting from Fordham University and a master’s degree in philosophy from Western Kentucky University. General Keane has received honorary doctorate degrees in law and public service from Fordham University and Eastern Kentucky University, respectively. General Keane has been a Director of MetLife and Metropolitan Life Insurance Company since 2003.

General Keane’s roles as chief operating officer of one of the world’s largest military organizations and as an advisor to high levels of government demonstrate and reflect his recognized ability to understand, assess and communicate the strategic leadership, organizational dynamics and managerial capabilities which are particularly relevant to the Board’s role in overseeing the process for selecting, developing and assuring appropriate continuity of the senior executive leadership which is responsible for managing the Company’s businesses and operations.

Catherine R. Kinney, age 59, retired from NYSE Euronext in March 2009. She had served in Paris, France from July 2007 until 2009, responsible for overseeing the company’s global listing program, marketing and branding. She was President and Co-Chief Operating Officer of the New York Stock Exchange from 2002 to 2008. Ms. Kinney joined the New York Stock Exchange in 1974 and held management positions in several divisions, including responsibility for all client relationships from 1996 to 2007, trading floor operations and technology from 1987 to 1996, and regulation from 2002 to 2004. Ms. Kinney serves on the Boards of Directors of NetSuite, Inc., MSCI, Inc., Georgetown University, Catholic Charities, The New York City Ballet, and Sharegift USA. She served on the Board of Directors of Depository Trust Company from 2003 to 2007. She is a member of the Economic Club of New York. Ms. Kinney graduated Magna Cum Laude from Iona College and completed the Advanced Management Program, Harvard Graduate School of Business. She has received honorary degrees from Georgetown University, Fordham University, and Rosemont College.

Ms. Kinney became a Director of MetLife and Metropolitan Life Insurance Company in April 2009 after having previously served on those Boards from 2002 to 2004.

Ms. Kinney’s experience as a senior executive and chief operating officer of a multinational regulated entity and her key role in transforming the New York Stock Exchange to a publicly held company together with her leadership in developing and establishing the NYSE corporate governance standards for its listed companies, including MetLife, demonstrate a knowledge of and experience with issues of corporate development and transformation and corporate governance that are relevant to assuring that the Board establishes and maintains effective governance structures that are appropriate for a global provider of insurance and financial products and services.

Hugh B. Price, age 69, has been the John L. Weinberg/Goldman Sachs Visiting Professor of Public and International Affairs at the Woodrow Wilson School of Princeton University since August 2008. He also has been a Senior Fellow of the Brookings Institution since February 2006. Previously, he was a Senior Advisor to the law firm of DLA Piper Rudnick Gray Cary US LLP from September 2003 until September 2005 and served as President and Chief Executive Officer of the National Urban League, Inc. from 1994 to April 2003. Mr. Price is a Director of Verizon Communications, Inc. and a Director of the Jacob Burns Film Center. Mr. Price received a bachelor’s degree from Amherst College and received a law degree from Yale Law School. He has been a Director of MetLife since 1999 and a Director of Metropolitan Life Insurance Company since 1994.

Mr. Price’s management and leadership positions as the chief executive officer of an historic civil rights organization and at for-profit business enterprises and his prominence as an advisor and expert on the development of positive community values promoting achievement, diversity and inclusion as business imperatives have provided Mr. Price with expertise in enterprise management and corporate responsibility that is relevant to the Board’s oversight of the Company’s business management as well as its historic and current commitment to community and civic values and development.

Kenton J. Sicchitano, age 66, was a Global Managing Partner of PricewaterhouseCoopers LLP, an audit/assurance, business advisory and tax services firm, until his retirement in June 2001. Mr. Sicchitano joined Price Waterhouse LLP, a predecessor firm of PricewaterhouseCoopers LLP, in 1970, and after becoming a partner in 1979, held various leadership positions within the firm until he retired in 2001. He is a Director of PerkinElmer, Inc. and Analog Devices, Inc. At various times from 1986 to 1995, he served as a Director and/or officer of a number of not-for-profit organizations, including as President of the Harvard Business School Association of Boston, Director of the Harvard Alumni Association and the Harvard Business School Alumni Association, Director and Chair of the Finance Committee of New England Deaconess Hospital and a Trustee of the New England Aquarium. Mr. Sicchitano received a bachelor’s degree from Harvard College and a master’s degree in business administration from Harvard Business School. Mr. Sicchitano has been a Director of MetLife and Metropolitan Life Insurance Company since 2003.

Mr. Sicchitano’s experience as a managing partner in a global advisory services firm and his oversight of the firm’s audit practices as well as his oversight of the firm’s Audit/Assurance, Business Advisory and Tax Services have provided him with an understanding of the challenges and opportunities of managing a global business enterprise and a broad knowledge of the accounting and tax issues that are relevant to the Board’s oversight of the management of MetLife, a global insurance and financial services firm.

Class II Directors:

R. Glenn Hubbard, Ph.D., age 52, has been the Dean of the Graduate School of Business at Columbia University since 2004 and the Russell L. Carson Professor of Economics and Finance since 1994. Dr. Hubbard has been a professor of the Graduate School of Business at Columbia University since 1988 and a professor of the Faculty of Arts and Sciences of Columbia University since 1997. From 2001 to 2003, Dr. Hubbard served as Chairman of the President’s Council of Economic Advisers and Chairman of the Economic Policy Committee of the Organization for Economic Cooperation and Development. He was Deputy Assistant Secretary

of the Treasury for Tax Analysis from 1991 to 1993. Dr. Hubbard is a member of the Boards of Directors of Automatic Data Processing, Inc., BlackRock Closed-End Funds and KKR Financial Holdings LLC. He also is a member of the Panel of Economic Advisors for the Federal Reserve Bank of New York, member of the Council on Foreign Relations, and a member of the Advisory Board of the National Center on Addiction and Substance Abuse, and serves as an Elder of Fifth Avenue Presbyterian Church, New York. He previously served as a Director of Capmark Financial Corporation (2006-2008), Information Services Group, Inc. (2006-2008), Duke Realty Corporation (2004-2008), Dex Media, Inc. (2004-2006), and R.H. Donnelley Corporation (2006). Dr. Hubbard holds a Ph.D. and master’s degree in economics from Harvard University, and a bachelor of arts degree and a bachelor of sciences degree from the University of Central Florida. He has been a Director of MetLife and Metropolitan Life Insurance Company since February 2007.

Dr. Hubbard’s experience as an economic policy advisor to the highest levels of governmental, academic and financial regulatory bodies demonstrates his recognized deep knowledge and understanding of the significance and impact of regulatory and economic policy on business operations and management, which is relevant to the Board’s understanding of the impact of global economic conditions and economic and regulatory policies on MetLife, a global provider of insurance and financial products and services.

Alfred F. Kelly, Jr., age 52, was the President of American Express Company, where he had responsibility for the company’s global consumer businesses, including consumer and small business cards, customer service, global banking, prepaid products, consumer travel and risk and information management, until his retirement in April 2010 after 23 years. Previously, he was a Group President responsible for several key businesses, including U.S. consumer and small business cards, U.S. customer service and risk management. From 1985 to 1987, Mr. Kelly served as head of information systems at the White House where he oversaw the information processing functions for several government agencies that comprise the Executive Office of the President. Prior to that, he held various positions in information systems and strategic and financial planning at PepsiCo. He is a member of the Boards of Trustees of New York-Presbyterian Hospital and St. Joseph’s Seminary and College, and a member of the Board of Directors of the New York Catholic Foundation. He also serves as Vice Chairman of the Wall Street Charity Golf Classic, an event that benefits the Cystic Fibrosis Foundation. He previously served as a Director of The Hershey Company from 2005 to 2007. Mr. Kelly holds bachelor of arts and masters degrees in business administration from Iona College. Mr. Kelly has been a Director of MetLife and Metropolitan Life Insurance Company since June 2009.

Mr. Kelly’s experience as a senior executive of a global financial services business together with his government service have given him a sophisticated understanding of risk management and mitigation, marketing, information technology and data management and the considerations of shareholder value creation that are relevant to the Board’s oversight of the management of an insurance company with global businesses and operations.

James M. Kilts, age 63, has been a Partner, Centerview Partners Management, LLC, a private equity and financial advisory firm, since October 2006. He had been Vice Chairman of the Board of The Procter & Gamble Company from October 2005, following the merger of The Gillette Company with Procter & Gamble, until October 2006. Previously and, until October 2005, he had served as Chairman of the Board, Chief Executive Officer and President of Gillette since January 2001, February 2001 and November 2003, respectively. Prior to joining Gillette, Mr. Kilts was President and Chief Executive Officer of Nabisco Group Holdings Corp. from December 1999 until it was acquired in December 2000 by Philip Morris Companies Inc., now Altria Group Inc. He was President and Chief Executive Officer of Nabisco Holdings Corp. and Nabisco Inc. from January 1998 to December 1999. Before that, he was an Executive Vice President, Worldwide Food, Philip Morris, from 1994 to 1997 and served as President of Kraft USA from 1989 to 1994. Previously, he served as President of Kraft Limited in Canada and as Senior Vice President of Kraft International. Mr. Kilts began his business career with General Foods Corporation in 1970. Mr. Kilts is a member of the Boards of Directors of Pfizer, Inc.

and MeadWestvaco Corporation, and Chairman of the Supervisory Board of the Nielsen Company, a leading global and information media company. He also is a member of the Board of Overseers of Weill Cornell Medical College. He serves on the Boards of Trustees of Knox College and the University of Chicago and is a member of the Advisory Council of the University of Chicago Booth School of Business. Mr. Kilts previously served as a Director of Whirlpool Corporation from 1999 to 2005, Director of May Department Stores Company from 1998 to 2005, and Director of The New York Times Company from 2005 to 2008. He also is a past Chairman of the Grocery Manufacturers Association. He is a graduate of Knox College and earned a master of business administration degree from the University of Chicago. Mr. Kilts has been a Director of MetLife and Metropolitan Life Insurance Company since 2005.

Mr. Kilts’ experience as a senior executive of several major consumer product companies with global sales and operations together with his experience as the founding partner of a private equity and financial advisory firm have given him a perspective on and a deep understanding of the business challenges and opportunities of diversified global enterprises and the related financial, risk management and shareholder value creation considerations that are relevant to the Board’s oversight of the management of an insurance company with global businesses and operations.

David Satcher, M.D., Ph.D., age 70, is the Director of the Satcher Health Leadership Institute and the

Center of Excellence on Health Disparities at the Morehouse School of Medicine (MSM), where he also occupies the Poussaint-Satcher-Cosby Chair in Mental Health. From December 2004 to July 2006, Dr. Satcher served as the President of MSM. From September 2002 to December 2004, Dr. Satcher was the Director of the National Center for Primary Care at MSM. Dr. Satcher completed his four-year term as the 16th Surgeon General of the United States in February 2002, after which he served as a Senior Visiting Fellow with the Kaiser Family Foundation until he assumed the post of Director of the National Center for Primary Care. Dr. Satcher served as the U.S. Assistant Secretary for Health from 1998 to January 2001, and from 1993 to 1998, he was the Director of the Centers for Disease Control and Prevention and the administrator of the Agency for Toxic Substances and Disease Registry. Dr. Satcher is a member of the Boards of Directors of Johnson & Johnson, the Kaiser Family Foundation, the Community Foundation of Greater Atlanta and the United Way of Metropolitan Atlanta. Dr. Satcher has been a Director of MetLife and Metropolitan Life Insurance Company since February 2007.

Dr. Satcher’s background in public health issues and administration and his business and government service provide him with a broad knowledge of health matters from a public policy perspective, with expertise in fields that include the study of aging and mortality profiles, which are relevant to the Company’s operations as a provider of life and dental insurance, and to an understanding of the impact of governmental health and insurance initiatives.

Executive Officers

The information called for by this Item pertaining to Executive Officers appears in “Part I — Item 1. Business — Executive Officers of the Registrant” of the Original Form 10-K.

Corporate Governance

Corporate Governance Guidelines.

The Board of Directors has adopted Corporate Governance Guidelines that set forth the Board’s policies on a number of governance-related matters. Topics covered by the Guidelines include:

•	Director qualifications, independence and responsibilities;

•	the identification of candidates for Board positions;

•	the Committees of the Board;

•	management succession;

•	Director access to management and outside advisors, including certain restrictions on the retention by Directors of an outside advisor that is otherwise engaged by the Company for another purpose;

•	Director compensation;

•	Director stock ownership guidelines;

•	the appointment of a Lead Director by the Independent Directors;

•	Director orientation and continuing education;

•	Annual evaluation of the Board’s performance; and

•	the Board’s majority voting standard in uncontested Director elections, which is also reflected in the Company’s By-Laws.

A printable version of the Corporate Governance Guidelines may be found on MetLife’s website at www.metlife.com/corporategovernance under the link “Corporate Governance Guidelines.”

Information About the Board of Directors.

Responsibilities, Independence and Composition of the Board of Directors.  The Directors of MetLife are individuals upon whose judgment, initiative and efforts the success and long-term value of the Company depend. As a Board, these individuals review MetLife’s business policies and strategies and oversee the management of the Company’s businesses by the Chief Executive Officer and the other most senior executives of the Company (Executive Officers or Executive Group). The Board currently consists of 13 Directors, 12 of whom are both Non-

Management Directors and Independent Directors. A Non-Management Director is a Director who is not an officer of the Company or of any entity in a consolidated group with the Company. An Independent Director is a Non-Management Director who the Board of Directors has affirmatively determined has no material relationships with the Company or any of its consolidated subsidiaries and is independent within the meaning of the New York Stock Exchange Corporate Governance Standards. An Independent Director for Audit Committee purposes meets additional requirements of Rule 10A-3 under the Exchange Act. For more information on the Board’s determinations of Director independence, see “Director Independence” on page 79.

The Company’s Board of Directors is currently divided into three classes. One class is elected each year to hold office for a term of three years. Of the 13 current Directors, five are Class I Directors with terms expiring at the 2012 Annual Meeting, four are Class II Directors with terms expiring at the 2013 Annual Meeting, and four are Class III Directors with terms expiring at the 2011 Annual Meeting.

Board Leadership Structure.  After careful consideration, in 2006, the Board of Directors determined that the best leadership structure for MetLife is a Chairman of the Board who also is the Company’s Chief Executive Officer and a separate empowered Lead Director. The Board believes that its experience with this structure over the course of the last four years has confirmed that it made the right decision. Experience has shown that the Chairman of the Board and Chief Executive Officer has partnered effectively with the Lead Director.

The Company’s Chief Executive Officer is responsible for the day-to-day operations of the Company and setting its strategic business direction. The performance of his responsibilities as Chairman of the Board is informed by his in-depth knowledge of the business, its opportunities and challenges and the capabilities and talents of the Company’s senior leadership team. Establishing the complementary roles of Lead Director and

Chairman of the Board and Chief Executive Officer has brought assurance to MetLife Directors that they will be provided with the information about the Company’s businesses and operations, have the access to senior management of MetLife and have robust and appropriate corporate governance processes and procedures that they need in order to effectively oversee the management of the Company and to perform their roles and responsibilities as Directors of a global provider of insurance products and services.

Ms. Cheryl W. Grisé, the Company’s Lead Director, was appointed as Lead Director by the Company’s Independent Directors, as provided by the Company’s Corporate Governance Guidelines. The Guidelines establish an empowered independent Lead Director whose responsibilities include:

•	presiding at executive sessions of the Non-Management Directors (which are held at each regularly scheduled Board meeting);

•	conferring with the Chairman of the Board and Chief Executive Officer about Board meeting schedules, agendas and information to be provided to the Directors;

•	conferring with the Chairman of the Board and Chief Executive Officer on issues of corporate importance that may involve action by the Board;

•	participating in the Compensation Committee’s annual performance evaluation of the Chairman of the Board and Chief Executive Officer; and

•	in the event of the incapacity of the Chairman and Chief Executive Officer, directing the Secretary of the Company to take all necessary and appropriate action to call a special meeting of the Board as specified in the By-Laws to consider the action to be taken under the circumstances.

The Board of Directors has five standing committees (described on pages 14 through 18): Audit, Compensation, Executive, Finance and Risk, and Governance and Corporate Responsibility. Each of those Committees, other than the Executive Committee, is chaired by an Independent Director. The Investment Committee of Metropolitan Life Insurance Company, which, at the request of MetLife, oversees the management and mitigation of risks associated with the investment portfolios of MetLife and certain of MetLife’s subsidiaries, is also chaired by an Independent Director.

Executive Sessions of Non-Management Directors.  At each regularly scheduled meeting of the Board of Directors, the Non-Management Directors of the Company (all of whom were also Independent Directors of the Company during 2010) meet in executive session without the presence of the Company’s management. The Lead Director presides at the executive sessions of the Non-Management Directors.

Director Nomination Process.  Under the Company’s Corporate Governance Guidelines, the following specific, minimum qualifications must be met by any candidate whom the Governance and Corporate Responsibility Committee would recommend for election to the Board of Directors:

•	Financial Literacy. Such person should be “financially literate,” as such qualification is interpreted by the Company’s Board of Directors in its business judgment.

•	Leadership Experience. Such person should possess significant leadership experience, such as experience in business, finance, accounting, law, education or government, and shall possess qualities reflecting a proven record of accomplishment and an ability to work with others.

•	Commitment to the Company’s Values. Such person shall be committed to promoting the financial success of the Company and preserving and enhancing the Company’s reputation as a leader in American business and shall be in agreement with the values of the Company as embodied in its codes of conduct.

•	Absence of Conflicting Commitments. Such person should not have commitments that would conflict with the time commitments of a Director of the Company.

•	Reputation and Integrity. Such person shall be of high repute and recognized integrity, and shall not have been convicted in a criminal proceeding or be named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses). Such person shall not have been found in a civil proceeding to have violated any federal or state securities or commodities law, and shall not be subject to any court or regulatory order or decree limiting his or her business activity, including in connection with the purchase or sale of any security or commodity.

•	Other Factors. Such person shall have other characteristics considered appropriate for membership on the Board of Directors, including significant experience and accomplishments, an understanding of marketing and finance, sound business judgment, and an appropriate educational background.

In recommending candidates for election as Directors, the Governance and Corporate Responsibility Committee will take into consideration the need for the Board to have a majority of Directors that meet the independence requirements of the New York Stock Exchange Corporate Governance Standards, the ability of candidates to devote the time necessary for service on the MetLife Board, their ability to enhance the perspective and experience of the Board as a whole, and such other criteria as shall be established from time to time by the Board of Directors.

Potential candidates for nomination as Directors are identified by the Governance and Corporate Responsibility Committee and the Board of Directors through a variety of means, including search firms, Board members, Executive Officers and shareholders. Potential candidates for nomination as Director provide information about their qualifications and participate in interviews conducted by individual Board members. Candidates are evaluated based on the information supplied by the candidates and information obtained from other sources.

The Governance and Corporate Responsibility Committee will consider shareholder recommendations of candidates for nomination as Director. To be timely, a shareholder recommendation must be submitted to the Governance and Corporate Responsibility Committee, MetLife, Inc., 1095 Avenue of the Americas, New York, NY 10036, Attention: Corporate Secretary, not later than 120 calendar days prior to the first anniversary of the previous year’s annual meeting. Recommendations for nominations of candidates for election at the 2012 Annual Meeting must be received by the Corporate Secretary no later than December 28, 2011.

The Governance Committee makes no distinctions in evaluating nominees based on whether or not a nominee is recommended by a shareholder. Shareholders recommending a nominee must satisfy the notification, timeliness, consent and information requirements set forth in the Company’s By-Laws concerning Director nominations by shareholders.

The shareholder’s recommendation must set forth all the information regarding the person recommended that is required to be disclosed in solicitations of proxies for election of Directors pursuant to Section 14 of the Exchange Act and related regulations, and must include the recommended nominee’s written consent to being named in the Proxy Statement as a nominee and to serving as a Director if elected. The recommendation must also be accompanied by a completed disclosure questionnaire on a form posted on the Company’s website. In addition, the shareholder’s recommendation must include (i) the name and address of, and class and number of shares of the Company’s securities owned beneficially and of record by, the recommending shareholder and any other person on whose behalf the shareholder is acting or with whom the shareholder is acting in concert; (ii) a description of all arrangements or understandings between any shareholder and the person being recommended and any other persons (naming them) pursuant to which the nominations are to be made by the shareholder; (iii) satisfactory evidence that each shareholder is a beneficial owner, or a representation that the shareholder is a holder of record, of the Company’s stock entitled to vote at the meeting, and a representation that the shareholder intends to appear in person or by a qualified representative at the meeting to propose the nomination; and (iv) if the recommending shareholder intends to solicit proxies, a statement to that effect.

Board Meetings and Director Attendance in 2010.  In 2010, there were 12 regular and special meetings of the Board of Directors. All of the current Directors attended more than 75% of the aggregate number of meetings of the Board of Directors and the Committees on which they served during 2010, with the exception of General John M. Keane who attended 73% of such meetings.

Oversight of Risk by the Board of Directors.

The Board of Directors has allocated responsibilities for overseeing risks associated with the Company’s business among the Board as a whole and the

Committees of the Board. In performing its risk oversight functions, the Board of Directors:

•	oversees management’s development and execution of appropriate business strategies to mitigate the risk that such strategies will fail to generate long-term value for the Company and its shareholders or that such strategies will motivate management to take excessive risks; and

•	oversees the development and implementation of processes and procedures to mitigate the risk of failing to assure the orderly succession of the Chief Executive Officer and the senior executives of the Company.

The Board of Directors believes that the continuing development of the Company’s managerial leadership is critically important to the Company’s success. The Board periodically reviews the skills, experience, and development plans of the Company’s senior leaders who may ultimately be candidates for senior executive positions. The Board meets regularly with senior leaders in the context of Board business, giving the Board an opportunity to assess the qualifications of these persons. In addition, the Board plans for executive succession to ensure that the Company will have managerial talent available to replace current executives when that becomes necessary.

In addition, as a financial holding company, MetLife is subject to the “umbrella” jurisdiction of the Federal Reserve Bank of New York (FRBNY). In this role, the FRBNY evaluates the risk management control processes of MetLife and its key business lines and monitors MetLife’s risk profile and financial performance. The MetLife Board of Directors receives an annual report from the FRBNY regarding the FRBNY’s detailed risk management assessment of the Company, including an assessment of Board and senior management oversight, risk policies, procedures and limits, risk monitoring and management information systems and internal controls.

Risk oversight functions performed by Board Committees are included in the discussions of Committee roles and responsibilities set forth in the next section under “Board Committees.”

Board Committees.

MetLife’s Board of Directors has designated five standing Board Committees. These Committees perform essential functions on behalf of the

Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. The responsibilities of each of these Committees are summarized below. Only Independent Directors may be members of the Audit, Compensation, Finance and Risk, and Governance and Corporate Responsibility Committees. Metropolitan Life Insurance Company also has designated Board Committees, including an Investment Committee. Each Committee of the Board of Directors has a Charter that defines the Committee’s purposes and responsibilities. The Charters for the Audit, Compensation and Governance and Corporate Responsibility Committees incorporate the requirements of the SEC and the New York Stock Exchange to the extent applicable, and current, printable versions of these Charters are available on MetLife’s website at www.metlife.com/corporategovernance by selecting Board of Directors and then the appropriate link under the heading “Board Committee Information.”

The Audit Committee

The Audit Committee, which consists entirely of Independent Directors,

•	is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditor;

•	assists the Board in fulfilling its responsibility to oversee the Company’s accounting and financial reporting processes, the adequacy of the Company’s internal control over financial reporting and the integrity of its financial statements;

•	pre-approves all audit and non-audit services to be provided by the independent auditor, reviews reports concerning significant legal and regulatory matters, discusses the Company’s guidelines and policies with respect to the process by which the Company undertakes risk management and risk assessment, and reviews the performance of the Company’s internal audit function;

•	discusses with management, the Company’s General Auditor and the independent auditor, the Company’s filings on Forms 10-K and 10-Q and the financial information in those filings;

•	discusses with management the Company’s practices regarding earnings press releases and the provision of financial information and earnings guidance to analysts and rating agencies;

•	prepares an annual report to the shareholders for presentation in the Company’s proxy statement; and

•	has the authority to obtain advice and assistance from, and to receive appropriate funding from the Company for the retention of, outside counsel and other advisors as the Audit Committee deems necessary to carry out its duties.

The Audit Committee also oversees management’s development and implementation of policies and procedures related to the following matters and the management and mitigation of the associated risks:

•	the preparation of the Company’s financial statements and disclosures;

•	the Company’s critical accounting policies and estimates;

•	establishing and maintaining effective internal control over financial reporting;

•	the appointment and performance of the internal auditor;

•	the Company’s compliance with legal and regulatory requirements; and

•	the effectiveness of the Company’s disclosure controls and procedures.

The Audit Committee met nine times during 2010. A more detailed description of the role and responsibilities of the Audit Committee is set forth in the Audit Committee Charter.

Financial Literacy and Audit Committee Financial Expert.  The Board of Directors has determined that the members of the Audit Committee, all of whom are Independent Directors and meet the additional independence requirements of Rule 10A-3 under the Exchange Act, are financially literate, as such qualification is interpreted by the Board of Directors. The Board of Directors has also determined that the following members of the Audit Committee would qualify as “audit committee financial experts,” as such term is defined by the SEC: Kenton J. Sicchitano, the Chair of the Committee, Cheryl W. Grisé, John M. Keane and Catherine R. Kinney.

The Compensation Committee

Role of the Compensation Committee in Corporate Governance.  The Compensation Committee, which consists entirely of Independent Directors,

•	assists the Board in fulfilling its responsibility to oversee the compensation and benefits of the Company’s executives and other employees of the MetLife enterprise;

•	approves the goals and objectives relevant to the Chief Executive Officer’s total compensation, evaluates the Chief Executive Officer’s performance in light of such goals and objectives, and endorses, for approval by the Independent Directors, the Chief Executive Officer’s total compensation level based on such evaluation;

•	reviews and recommends approval by the Board of Directors of the total compensation of each person who is an “executive officer” of the Company under the Exchange Act and related regulations or an “officer” of the Company under Section 16 of the Exchange Act and related regulations, as well as the Company’s Chief Risk Officer, including their base salaries, annual incentive compensation and long-term equity-based incentive compensation;

•	has sole authority to retain, terminate and approve the fees and other retention terms of any compensation consultants retained to assist the Committee in evaluating executive compensation;

•	retains, terminates and approves the fees and other retention terms of any other advisor it retains to assist the Committee; and

•	reviews and discusses with management the Compensation Discussion and Analysis to be included in the proxy statement (and incorporated by reference in the Annual Report on Form 10-K), and, based on this review and discussion, (i) recommends to the Board of Directors whether the Compensation Discussion and Analysis should be included in the proxy statement (and incorporated by reference in the Annual Report on Form 10-K), and (ii) issues the Compensation Committee Report for inclusion in the proxy statement (the 2011 Compensation Committee Report also appears on page 27 of this Amendment).

The Compensation Committee also oversees the management and mitigation of risks associated with (i) the development and administration of the Company’s compensation and benefit programs, and (ii) assuring that the Company’s incentive plans do not encourage or reward excessive risk taking.

A more detailed description of the role and responsibilities of the Compensation Committee is set forth in the Compensation Committee Charter. Under its Charter, the Compensation Committee may delegate to a subcommittee or to the Chief Executive Officer or other officers of the Company any portion of the Committee’s duties and responsibilities, if the Committee believes such delegation is in the best interests of the Company and the delegation is not prohibited by law, regulation or the New York Stock Exchange Corporate Governance Standards. Management’s delegated authority does not include granting salary increases or incentive compensation to any Executive Officer, officer subject to the reporting requirements under Section 16 of the Exchange Act, or to the Company’s Chief Risk Officer.

The Company’s processes for consideration and determination of executive compensation, and the central role of the Committee in those processes, are further described in the Compensation Discussion and Analysis, beginning on page 28.

Executive Compensation Consultant.  The Committee believes that its compensation consultant must be able to provide candid, direct, independent and objective advice to the Committee.

In February 2010, the Committee’s prior consultant, Hewitt Associates (Hewitt), spun off a portion of its executive compensation practice to form Meridian Compensation Partners, LLC (Meridian). To assist the Committee in carrying out its responsibilities, and to provide continuity, the Compensation Committee retained Meridian as its executive compensation consultant. Meridian has provided the Committee with competitive market compensation data and overall market trends about executive compensation, has advised the Committee about the overall design and implementation of MetLife’s executive compensation programs, including decisions made under the programs, and has advised the Committee about regulatory, governance and accounting developments that may affect the Company’s executive compensation programs.

In order to promote the objectivity, independence, and candor of the compensation consultant’s advice:

•	Meridian has reported directly to the Committee about executive compensation matters;

•	Meridian has met with the Committee in executive sessions that were not attended by any of the Company’s Executive Officers;

•	Meridian has had direct access to the Chair and members of the Committee between meetings; and

•	the Committee has not directed Meridian to perform its services in any particular manner or under any particular method.

Prior to February 2010, the Committee had retained Hewitt as its executive compensation consultant. Hewitt performed substantially the same role in the same manner as has Meridian. The fees paid to Hewitt for providing these consulting services in January 2010 were $29,387.

With the knowledge and concurrence of the Committee, management had previously retained a separate and distinct unit of Hewitt to provide recordkeeping and call center services for the Company’s retirement programs, as well as benefits analyses, communications, mergers and acquisition consulting, and other general human resources consulting. The bulk of these services are provided under a written contract between the Company and Hewitt. In light of this contract, the Committee did not adopt a formal resolution approving the provision of these services by Hewitt in 2010. The aggregate fees for Hewitt’s services to the Company and its affiliates (other than those for consulting services to the Compensation Committee) for 2010 were $11,313,937.

The Committee and Hewitt took extensive steps to ensure that Hewitt provided candid, direct, independent and objective advice to the Committee that is not influenced by any other relationship that the consultant might have with the Company, as fully detailed in the Company’s 2010 Proxy Statement. As a result, the Committee believes that it received independent and objective executive compensation advice from Hewitt.

To help ensure that the Committee continues to receive independent and objective advice in the future, the Company’s Corporate Governance Guidelines provide that, effective in 2011, any consultant retained to advise the Compensation Committee on executive compensation matters should not be retained to provide any other services to the Company.

For information about the key factors that the Compensation Committee considers in determining the compensation of the members of the Executive Group, as well as the role of the Chief Executive Officer and the Executive Vice President of Human Resources in setting such compensation, see “Compensation Discussion and Analysis” beginning on page 28. Also see the Compensation Discussion and Analysis for information about compensation paid to the persons listed in the Summary Compensation Table (Named Executive Officers) on page 44.

The Compensation Committee met eight times during 2010.

The Executive Committee

The Executive Committee may exercise the powers and authority of the Board of Directors during intervals between meetings of the Board of Directors. The Executive Committee did not meet during 2010.

The Finance and Risk Committee

The Finance and Risk Committee, which consists entirely of Independent Directors,

•	assists the Board in overseeing the Company’s financial policies and strategies, capital structure and dividend policies, assessment and management of material risks;

•	reviews the Company’s key financial and business metrics;

•	reviews the Company’s policies, practices and procedures regarding risk assessment, management, and mitigation;

•	reviews and receives reports from the Chief Risk Officer and other members of management of the steps taken to measure, monitor and manage risk exposures in the enterprise (in consultation with independent advisors or other Board Committees where necessary or desirable);

•	reviews benchmarks for risks exposures in the enterprise and management’s performance against these benchmarks;

•	reviews reports on selected risk topics as the Committee or management deems appropriate from time to time;

•	approves or recommends for Board consideration financial matters such as the issuance or repurchase of the Company’s securities, payment of dividends on the Company’s securities, acquisitions or dispositions of businesses, and funding of the Company’s subsidiaries;

•	reviews reports on MetLife Bank’s capitalization management, results and operations; and

•	oversees the appointment, retention and performance of the Company’s Chief Risk Officer and reviews the performance of the Chief Risk Officer with the Compensation Committee.

The Finance and Risk Committee also oversees the Company’s policies and procedures to manage and mitigate risks related to

•	maintaining adequate liquidity;

•	maintaining appropriate credit ratings;

•	undertaking and executing corporate transactions; and

•	pricing the Company’s products and services.

The Finance and Risk Committee met eight times during 2010.

The Governance and Corporate Responsibility Committee

In January 2011, the Board created the Governance and Corporate Responsibility Committee by combining the duties of the Corporate Responsibility and Compliance Committee with those of the Governance Committee.

The Governance and Corporate Responsibility Committee, which consists entirely of Independent Directors,

•	assists the Board by identifying individuals qualified to become members of the Board, consistent with the criteria established by the Board;

•	assesses, and advises the Board with respect to, the experience, qualifications, attributes or skills of each Director that the Board should consider in concluding whether the person should serve as a Director;

•	develops and recommends corporate governance guidelines to the Board;

•	recommends to the Board policies and procedures regarding shareholder nomination of Director candidates;

•	recommends to the Board policies and procedures regarding communication with Non-Management Directors;

•	reviews, approves or ratifies, in accordance with applicable policies and procedures established by the Company, related person transactions involving Directors, Director nominees and the Chief Executive Officer or any of their immediate family members, as well as any transactions referred to the Committee by the Chief Executive Officer;

•	performs other duties and responsibilities, including recommending the appointment of Directors to serve as the Chairs and members of the Committees of the Board, overseeing the Board’s self-evaluation process, reviewing the compensation and benefits of the Non-Management Directors, and recommending modifications of such compensation and benefits as may be appropriate;

•	reviews the Company’s goals and strategies for its contributions in support of health, education, civic and cultural activities and initiatives and other similar purposes;

•	receives period reports on the strategies and initiatives of the MetLife Foundation;

•	reviews the Company’s social investment program in which loans and other investments are made to support affordable housing, community, business and economic development, and health care services for low and moderate income communities;

•	reviews the Company’s activities and initiatives related to diversity and receives periodic reports from the Company’s Chief Diversity Officer regarding the Company’s diversity activities and initiatives;

•	reviews the Company’s activities and initiatives related to sustainability and environmental issues;

•	reviews the Company’s goals and strategies concerning legislative and regulatory initiatives that impact the interests of the Company;

•	reviews the Company’s sales practices for consistency with appropriate industry standards;

•	reviews the ethics and compliance programs of the Company and its subsidiaries; and

•	reviews and approves the Company’s annual compliance plan.

The Governance and Corporate Responsibility Committee also oversees the management and mitigation of risks related to failure to comply with required or appropriate corporate governance standards.

A more detailed description of the role and responsibilities of the Governance and Corporate Responsibility Committee is set forth in the Governance and Corporate Responsibility Committee Charter.

During 2010, prior to the reorganization of the Governance and the Corporate Responsibility and Compliance Committees to form the Governance and Corporate Responsibility Committee, the Governance Committee met six times and the Corporate Responsibility and Compliance Committee met three times.

The Investment Committee of Metropolitan Life Insurance Company

The Investment Committee of Metropolitan Life Insurance Company

•	oversees the investment activities of Metropolitan Life Insurance Company and certain of its subsidiaries;

•	at the request of MetLife, also oversees the management of investment assets of MetLife and certain of MetLife’s subsidiaries and, in connection therewith, reviews reports from the investment officers on the investment activities and performance of the investment portfolio of such companies and submits reports about such activities and performance to MetLife;

•	authorizes designated investment officers, within specified limits and guidelines, to make and sell investments for Metropolitan Life Insurance Company’s general account and separate accounts consistent with applicable laws and regulations and applicable standards of care;

•	reviews reports from the investment officers regarding the conformity of investment activities with the Committee’s general authorizations, applicable laws and regulations and applicable standards of care; and

•	reviews and approves Metropolitan Life Insurance Company’s derivatives use plans and reviews reports from the investment officers on derivative transaction activity; reviews and approves Metropolitan Life Insurance Company’s high return program plan and reviews reports from the investment officers on high return program activity; reviews reports from the investment officers on the investment activities and performance of investment advisors that are engaged to manage certain investments of Metropolitan Life Insurance Company; reviews reports from the investment officers on the non-performing assets in Metropolitan Life Insurance Company’s investment portfolio; and reviews Metropolitan Life Insurance Company’s investment plans and receives periodic updates of performance compared to projections in the investment plans.

At the request of MetLife, the Investment Committee also oversees the management and mitigation of risks associated with the investment portfolios of MetLife and certain of MetLife’s subsidiaries, including

•	credit risk;

•	interest rate risk;

•	portfolio allocation and diversification risk;

•	derivatives risk;

•	counterparty risk;

•	duration mismatch risk; and

•	compliance with insurance laws and regulations that govern insurance company investments.

The Investment Committee met six times during 2010.

MEMBERSHIP ON BOARD COMMITTEES

The following table lists the Directors who currently serve on the Committees described above.

Investment
					Governance	(Metropolitan
				Finance and	and Corporate	Life Insurance
	Audit	Compensation	Executive	Risk	Responsibility	Company)
Henrikson			Chair			✓

Burwell					✓	✓

Castro-Wright		✓			✓	✓

Grisé	✓	✓	✓		Chair

Hubbard			✓	✓		Chair

Keane	✓				✓

Kelly	✓	✓		Chair

Kilts		Chair				✓

Kinney	✓			✓

Price	✓	✓

Satcher			✓		✓	✓

Sicchitano	Chair	✓		✓

Wang				✓		✓

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, certain officers of the Company, and beneficial owners of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based solely upon a review of these filings furnished to the Company during 2010 or written representations that no Form 5 was required, the Company believes that all filings required to be made by reporting persons were timely made in accordance with the requirements of the Exchange Act, except that Mr. Alfred F. Kelly, Jr., a Director, did not timely report three acquisitions totaling 1,610 shares of Series B Preferred Stock during 2010. These acquisitions were reported on March 1, 2011.

Code of Ethics

The Company has adopted the MetLife Financial Management Code of Professional Conduct (the Financial Management Code), a “code of ethics” as defined under the rules of the SEC, that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the Directors’ Code) which applies to all members of the Company’s Board of Directors, including the Chief Executive Officer, and the Employee Code of Business Conduct and Ethics (together with the Financial Management Code and the Directors’ Code, collectively, the Ethics Codes), which applies to all employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at http://www.metlife.com/about/corporate-profile/corporate-
governance/corporate-conduct/index.html. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on the Company’s website at the address given above.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of MetLife or any of its subsidiaries. During 2010, no Executive Officer of MetLife served as a Director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers is or has been a Director of MetLife or a member of MetLife’s Compensation Committee.

Compensation of Non-Management Directors

2010 DIRECTOR COMPENSATION TABLE

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Sylvia M. Burwell	$112,500	$112,500	—	$1,584	$226,584
Eduardo Castro-Wright	$112,500	$112,500	—	$6,574	$231,574
Burton A. Dole, Jr. (retired)	$0	$0	—	$1,316	$1,316
Cheryl W. Grisé	$168,750	$112,500	—	$6,584	$287,834
R. Glenn Hubbard	$137,500	$112,500	—	$6,584	$256,584
John M. Keane	$112,500	$112,500	—	$1,584	$226,584
Alfred F. Kelly, Jr.	$143,750	$112,500	—	$6,584	$262,834
James M. Kilts	$137,500	$112,500	—	$6,584	$256,584
Catherine R. Kinney	$112,500	$112,500	—	$6,584	$231,584
Hugh B. Price	$137,500	$112,500	—	$15,411	$265,411
David Satcher	$112,500	$112,500	—	$6,584	$231,584
Kenton J. Sicchitano	$137,500	$112,500	—	$4,084	$254,084
William C. Steere, Jr. (retired)	$0	$0	—	$14,113	$14,113
Lulu C. Wang	$112,500	$112,500	—	$1,584	$226,584

(1)	C. Robert Henrikson was compensated in 2010 in his capacity as an Executive Officer of the Company, but received no compensation in his capacity as a member of the Board of Directors. For information about Mr. Henrikson’s compensation in 2010, see the Summary Compensation Table on page 44 and the accompanying narrative disclosure. In accordance with the Board’s retirement policy, Messrs. Dole and Steere retired from the Board effective at the time of the 2010 Annual Meeting of Shareholders. Pursuant to the Company’s Board compensation practices, on April 28, 2009, Messrs. Dole and Steere received payment of their annual retainer fees for the period through the 2010 Annual Meeting of Shareholders.

(2)	The amounts reported in this column represent the cash component of the annual retainer paid to the Non-Management Directors in 2010, as well as additional fees paid for service as a Committee Chair or Lead Director. The amount reported for Ms. Grisé includes a prorated additional fee paid for her service as the Lead Director from the time of her initial appointment to the position on February 1, 2010 to the time of the 2011 Annual Meeting. The amount reported for Mr. Kelly includes a prorated fee paid for his service as a Committee Chair from the time of his initial appointment to the Board on February 1, 2010 to the time of the 2011 Annual Meeting. For additional information, see “Directors’ Retainer Fees” on page 26.

(3)	The MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (2005 Directors Stock Plan), which was approved by the Company’s shareholders in 2004, authorizes the Company to issue shares of common stock in payment of Director retainer fees. On April 27, 2010, each Non-Management Director was granted 2,540 shares of the Company’s common stock, which represents the stock component of the annual retainer paid to the Non-Management Directors in 2010. The dollar amounts reported in this column represent the grant date fair value of such stock awards as computed for financial statement reporting purposes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FAS 718). The grant date fair value represents the number of shares awarded multiplied by the closing price of the Company’s common stock on the date of grant. The closing price of the Company’s common stock on the New York Stock Exchange was $44.30 on April 27, 2010. Stock awards granted to the Non-Management Directors as part of their annual retainer vest and become payable immediately upon their grant. As a result, no stock awards were outstanding for any of the Non-Management Directors as of December 31, 2010.

For information about the security ownership of the Non-Management Directors as of February 14, 2011, see “Security Ownership of Directors and Executive Officers” beginning on page 70. For additional information about the Directors’ annual retainer, see “Directors’ Retainer Fees” on page 26.

(4)	Prior to 2004, Non-Management Directors received stock option awards as part of their annual retainer. These awards were issued pursuant to the MetLife, Inc. 2000 Directors Stock Plan (2000 Directors Stock Plan), which was in effect until April 15, 2005 when it was replaced by the 2005 Directors Stock Plan. The following table shows the aggregate number of stock option awards outstanding for each Non-Management Director as of December 31, 2010. These awards vested and became exercisable but had not been exercised as of December 31, 2010.

	Number of		Number of		Number of
	Option Awards		Option Awards		Option Awards
Name	Outstanding	Name	Outstanding	Name	Outstanding

Burwell	553	Keane	1,210	Price	6,836
Castro-Wright	0	Kelly	0	Satcher	0
Grisé	178	Kilts	0	Sicchitano	1,536
Hubbard	0	Kinney	0	Wang	0

(5)	The amount reported in this column includes the life insurance premiums paid by Metropolitan Life Insurance Company in 2010 for individual life insurance coverage for Mr. Price: $7,667; and Mr. Steere: $11,369, as well as a $1,429 proportionate share of a $20,000 service fee paid to administer the policies for each of Mr. Price and Mr. Steere. The amounts reported in this column also include life insurance premiums of $1,584 paid by Metropolitan Life Insurance Company in 2010 for group life insurance coverage for each of Ms. Burwell, Mr. Castro-Wright, Ms. Grisé, Mr. Hubbard, Mr. Keane, Mr. Kelly, Mr. Kilts, Ms. Kinney, Dr. Satcher, Mr. Sicchitano, and Ms. Wang. See “Directors’ Benefit Programs” on page 26 for additional information.

Under the Metropolitan Life Insurance Company charitable gift program for Non-Management Directors, Non-Management Directors elected as Directors of Metropolitan Life Insurance Company prior to October 1, 1999 may recommend one or more charitable or educational institutions to receive, in the aggregate, a $1 million contribution from Metropolitan Life Insurance Company in the name of that Director following the Director’s death. The amount reported in this column for each of Mr. Dole, Mr. Price and Mr. Steere includes $1,316, representing each of their proportionate shares of a $25,000 service fee paid by Metropolitan Life Insurance Company in 2010 to administer the program. The premiums for the insurance policies under the program were paid in full prior to 2010.

This column also includes charitable contributions made by the MetLife Foundation to colleges and universities under the matching gift program for employees and Non-Management Directors. In 2010, the matching gifts made by the MetLife Foundation on behalf of Non-Management Directors were as follows: Castro-Wright: $4,990; Grisé, Hubbard, Kelly, Kilts, Kinney, Price, and Satcher: $5,000 each; Sicchitano: $2,500.

The Company paid for personal expenses of certain Non-Management Directors in connection with Company business conferences or other events attended by such Directors in 2010. For each Non-Management Director for whom such expenses were paid, the aggregate amount paid by the Company in 2010 was less than $10,000.

The following discussion will assist in understanding the information reported in the 2010 Director Compensation Table:

Directors’ Retainer Fees.  The Company pays each Non-Management Director an annual retainer in the amount of $225,000, 50% of which is paid in shares of the Company’s common stock and 50% of which is paid in cash. In addition, the Company pays an annual cash retainer fee of $25,000 to each Non-Management Director who serves as Chair of a Board Committee, the Company’s Lead Director, and the Non-Management Director who serves as Chair of the Metropolitan Life Insurance Company Investment Committee.

Annual retainer fees are paid in advance at the time of the Company’s Annual Meeting. A Non-Management Director who serves for only a portion of the year is paid a prorated retainer fee in advance at the time of commencement of service to reflect the period of such service.

Director Fee Deferrals.  A Non-Management Director may defer the receipt of all or part of his or her fees payable in cash or shares (and any imputed dividends on those shares) until a later date or until after he or she ceases to serve as a Director. From 2000 to 2004, such deferrals could be made under the terms of the 2000 Directors Stock Plan (share awards) or the MetLife Deferred Compensation Plan for Outside Directors (cash awards). Since 2005, any such deferrals are made under the terms of the MetLife Non-Management Director Deferred Compensation Plan, which is intended to comply with Internal Revenue Code Section 409A.

Directors’ Benefit Programs.  Non-Management Directors who joined the Board on or after January 1, 2003 receive $200,000 of group life insurance. Non-Management Directors who joined the Board prior to January 1, 2003 are eligible to continue to receive $200,000 of individual life insurance coverage under policies then in existence, for which MetLife would pay the Directors a cash amount sufficient to cover the cost of premiums. MetLife provides each Non-Management Director with business travel accident insurance coverage for travel on MetLife business.

Stock Ownership Guidelines for Non-Management Directors

The Board of Directors has established stock ownership guidelines for Non-Management Directors. Each is expected to own MetLife common stock-based holdings equal in value to at least three times the cash component of the MetLife Non-Management Director’s annual retainer. Each Non-Management Director is expected to achieve this level of ownership by December 31 of the year in which the third anniversary of his or her election to the Board occurs. The share ownership of each Non-Management Director met these guidelines as of December 31, 2010.

Directors’ Retirement Policy

The retirement policy adopted by the Board of Directors provides that no Director may stand for election as a member of MetLife’s Board after he or she reaches the age of 72, and that a Director may continue to serve until the Annual Meeting coincident with or immediately following his or her 72nd birthday. No Director who is also an officer of MetLife may serve as a Director after he or she retires as an officer of MetLife or Metropolitan Life Insurance Company. In addition, each Director must offer to resign from the Board upon a change or discontinuance of his or her principal occupation or business responsibilities. The Director’s retirement policy is set forth in the Company’s Corporate Governance Guidelines.

Director Indemnity Plan

The Company’s By-Laws provide for the Company to indemnify, and advance expenses to, a person who is threatened with litigation or made a party to a legal proceeding because of the person’s service as a Director of the Company. In addition, the Company’s Director Indemnity Plan affirms that a Director’s rights to this indemnification and expense advancement are contract rights. The indemnity plan also provides for expenses to be advanced to former Directors on the same basis as they are advanced to current Directors. Any amendment or repeal of the rights provided under the indemnity plan would be prospective only and would not affect a Director’s rights with respect to events that have already occurred.

Compensation Committee Report

This report is furnished by the Compensation Committee of MetLife’s Board of Directors. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that is set forth on pages 28 through 43 of this Amendment and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Proxy Statement and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety any document in which this Report appears or will appear, including but not limited to the Company’s Proxy Statement, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act of 1933, as amended, or the Exchange Act.

Respectfully,

James M. Kilts, Chair
Eduardo Castro-Wright
Cheryl W. Grisé
Alfred F. Kelly, Jr.
Hugh B. Price
Kenton J. Sicchitano

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the objectives and policies underlying MetLife’s executive compensation program. It also describes key factors that the Compensation Committee considered in determining the compensation of the members of the Executive Group. The Executive Group includes the Named Executive Officers as well as the other Executive Officers of the Company. References to the Company’s “executive compensation” programs and policies refer to those that apply to the Executive Group.

Shareholders will have the opportunity, at the 2011 Annual Meeting, to vote to endorse or not endorse the compensation paid to the Company’s Named Executive Officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission, including this Compensation Discussion and Analysis and the compensation tables and narrative discussion. The Compensation Committee and the Board of Directors believe that this Compensation Discussion and Analysis and the compensation tables and narrative discussion that follow support their recommendation to approve that shareholder advisory resolution.

Executive Summary and Overview

2010 Business Results.  Throughout 2010, MetLife continued to focus on its global objectives, creating long-term shareholder value and growing its businesses, while taking prudent (not excessive) risks. Maintaining focus was essential to MetLife’s success given the uncertain global economy and impending comprehensive changes to the regulatory framework.

MetLife’s business results for 2010 included the following:

•	premiums, fees and other revenues of $35.8 billion, up 5% from 2009;

•	Operating Earnings of $3,892 million, or $4.38 per share, up from $2,365 million, or $2.87 per share, in 2009;

•	Return on Equity of 10.2%, up from 6.7% in 2009; and

•	cumulative pre-tax annualized savings of $700 million through its Operational Excellence initiative, compared to its objective of $600 million.

For more information on these financial measures, see “Shared Financial Performance Goals” on page 37.

At the same time, MetLife completed the largest acquisition in its history by buying American Life Insurance Company and Delaware American Life Insurance Company (together, Alico). The acquisition transformed MetLife into a global competitor which expects to generate 30% of projected 2011 premiums, fees, and other revenues, and 40% of projected 2011 Operating Earnings, from outside the United States. The acquisition advanced MetLife’s presence in markets where the Company was established (such as western Europe and Japan), and established MetLife positions in important emerging growth markets (such as eastern Europe, parts of Latin America, and the Middle East).

2010 Compensation Highlights.  MetLife maintained its commitment to its pay for performance philosophy, and continued to emphasize variable performance-based compensation over fixed or guaranteed pay. For 2010, variable compensation to Executive Group members was over seven times fixed compensation, and stock-based incentive compensation for 2010 performance to Executive Group members was over one and one-half times cash incentive compensation.

Given this mix of pay, Executive Group members’ interests are aligned with those of shareholders. Much of their compensation depends on increases in the price of MetLife, Inc. common stock (Shares) that benefit shareholders. Further, the Company’s Share ownership guidelines align executives’ interests with those of shareholders and reinforce the focus on long-term shareholder value. The Named Executive Officers have maintained significant Share ownership.

The Company’s long-term performance, including changes to the price of Shares, has a significant impact on the Named Executive Officers’ compensation. For example, the performance factor for the 2007-2009 Performance Shares (paid out in 2010) was slightly below target, based on the Company’s three-calendar-year performance relative to competition, and the price of Shares was considerably lower than on the date the Performance Shares were granted due to a tumultuous stock market. As a result, the payment value on vesting of the awards was 53% of the target value of the awards on the grant date. At the same time, the Company’s total shareholder return for 2010 was over 24%, which compares favorably to the increase in the Chief Executive Officer’s compensation as reported in the “Total” column of the Summary Compensation Table (approximately 20%).

Changes made in 2009 continued to have an impact in 2010. The cap on final average pay for purposes of auxiliary pension benefits contributed to an absolute decrease in the present value of the Chief Executive Officer’s accumulated pension benefits for 2010. In addition, for four of the five Named Executive Officers, the amount of perquisites and personal benefits provided by the Company dropped from 2009, reflecting the continuing Company practice of scrutinizing the items it provides to ensure that they remain limited and reasonable. Further, the reduction in the severance pay and related benefits potentially payable to a terminated executed after a change-in-control, which became effective in 2010, resulted in a 64% decrease in the amount of such potential payments to the Chief Executive Officer and a 56% decrease in the amount of such potential payments for the other Named Executive Officers combined.

Risk Assessment.  The Company’s Chief Risk Officer has concluded that risks arising from the compensation policies and practices for employees of the Company and its affiliates are not reasonably likely to have a material adverse effect on the Company as a whole, in light of the features of those policies and practices and the controls in place to limit and manage risk. The Chief Risk Officer discussed aspects of his analysis with the Compensation Committee.

Compensation Philosophy and Objectives

MetLife’s executive compensation program is designed to:

•	provide competitive Total Compensation opportunities that will attract, retain and motivate high-performing executives;

•	align the Company’s compensation plans with its short- and long-term business strategies;

•	align the financial interests of the Company’s executives with those of its shareholders through stock-based incentives and stock ownership requirements; and

•	reinforce the Company’s pay for performance culture by making a significant portion of Total Compensation variable, and differentiating awards based on Company, business unit and individual performance.

MetLife’s program aligns with Company strategies and has a number of features that contribute to prudent decision making and avoid providing executives with an incentive to take excessive risks. One important feature is the use of Operating Earnings as a metric in incentive programs. Operating Earnings excludes investment gains and losses, which removes incentives to take excessive risk in MetLife’s investment portfolio. In addition, the Company uses three-year performance periods and vesting for long-term incentive compensation, so that time horizons for compensation reflect the extended time horizons for the results of many business decisions.

Overview of Compensation Program

MetLife uses a competitive total compensation structure that consists of base salary, annual incentive awards and stock-based long-term incentive award opportunities. For purposes of this discussion and MetLife’s compensation program, Total Compensation for an Executive Group member means the total of those three elements. The Independent Directors approve the Total Compensation for the Chief Executive Officer and the other Executive Group members.

The Compensation Committee recommends Total Compensation amounts for each Executive Group member for approval by the Independent Directors. When determining an Executive Group member’s Total Compensation, the Committee considers the three elements of Total Compensation together. As a result, decisions on the award or payment amount of one element impact the decisions on the amount of other elements.

Each Executive Group member’s Total Compensation reflects the Compensation Committee’s assessment of Company, business unit, and the executive’s performance as well as competitive market data based on peer compensation comparisons. However, the Compensation Committee does not structure particular elements of compensation to relate to separate individual goals or performance.

The Compensation Committee also reviews other compensation and benefit programs, such as retirement benefits and potential payments that would be made if an Executive Group member’s employment were to end. Benefits such as retirement and medical programs do not impact Total Compensation decisions since they apply to substantially all employees. As a result, decisions about those benefits do not vary based on decisions about an Executive Group member’s base salary or annual or stock-based awards.

Generally, the forms of compensation and benefits provided to the Executive Group members are similar to those provided to other officer-level employees. None of the Executive Group members is a party to any agreement with the Company that governs the executive’s employment.

The Compensation Committee’s independent executive compensation consultant, Meridian, assisted the Committee in its design and review of the Company’s compensation program. For more information on the role of Meridian regarding the Company’s executive compensation program, see “Board Committees — The Compensation Committee” beginning on page 15.

VARIABLE VS. FIXED COMPENSATION

A substantial portion of the Executive Group members’ Total Compensation for 2010 performance was variable and dependent upon the attainment of performance objectives or the value of Shares.

STOCK-BASED INCENTIVES VS. ANNUAL CASH INCENTIVES

To align executive and shareholder interests, in determining Total Compensation for 2010 performance, the Compensation Committee allocated a greater portion of the Executive Group members’ variable compensation to stock-based incentives than it allocated to annual cash incentives:

For purposes of the above calculations, Performance Shares were valued using a Share price, based on recently-prevailing Share prices at the time of grant, that was also used for compensation planning purposes. Each Stock Option was valued at one-third of that price. See “Stock-Based Long-Term Incentive Awards” beginning on page 40. All of the long-term incentive compensation awarded to the Executive Group members consisted of Stock Options that vest over three years, or at the end of three years, and awards normally payable in the form of Shares that cannot be acquired by the executive for at least three years.

Peer Compensation Comparisons

The Compensation Committee periodically reviews the competitiveness of MetLife’s Total Compensation structure using data reflecting a comparator group of companies in the insurance and broader financial services industries with which MetLife competes for executive talent (Comparator Group). Likewise, the Compensation Committee reviews the composition of the Comparator Group from time to time to assure that it remains an appropriate comparison for the Company. The Compensation Committee reviewed and modified the Comparator Group in 2010 and made a minor change. The

Committee added PNC Financial Services Group, Inc. a large company with a broad financial services range of business and removed Suntrust Banks, Inc., a smaller regional bank.

The current Comparator Group consists of the 24 financial services companies listed under “Comparator Group” below. Companies were chosen for the Comparator Group in light of their size relative to MetLife and the extent of their global presence, or their similarity to MetLife in the importance of investment and risk management to their business, or both. MetLife was between the 50th and 75th percentile of the Comparator Group as a whole in each of assets (as of year-end

2009), revenue (for 2009), and market capitalization (as of April, 2010).

In 2010, the Compensation Committee also reviewed the Company’s approach to determining competitive Total Compensation. In view of the increasingly global nature of the Company’s business as a consequence of its acquisition of Alico, and the greater proportion of the Company’s earnings derived outside the United States, the Compensation Committee concluded that a broader focus on financial services competitors as a group better reflected the challenges the Executive Group faced and the expectations it had for the performance of the business. To that end, the Compensation Committee has determined that an Executive Group member’s Total Compensation is competitive if it falls between the 50th and 75th percentile of the companies in the Comparator Group for the executive’s position, based on total compensation data from recent periods (the Competitive Range). (Prior to this change, the Compensation Committee had compared Executive Group member’s Total Compensation opportunities to the 50th percentile of the entire Comparator Group and the 75th percentile of the insurance companies in the Comparator Group.) The Compensation Committee does not compare compensation on a separate element-by-element basis, but rather focuses on Total Compensation.

The Competitive Range for an Executive Group member’s Total Compensation is one element of the Compensation Committee’s determination of Total Compensation for the executive. For 2010 performance, Mr. Wheeler’s, Mr. Toppeta’s, and Mr. Kandarian’s Total Compensation fell within the upper third of the Competitive Range for their respective positions and Mr. Mullaney’s Total Compensation fell within the approximate middle third of the Competitive Range for his position. Mr. Henrikson’s Total Compensation was slightly above the Competitive Range for his position. The Compensation Committee considered the Company’s 2010 results, Mr. Henrikson’s own performance, and the impact of recent turmoil in the financial services sector on the Competitive Range for Chief Executive Officers in determining that Mr. Henrikson’s compensation should be above that range.

COMPARATOR GROUP

AEGON N.V.
Aflac Incorporated
The Allstate Corporation
American Express Company
AXA Financial, Inc.
Bank of America Corporation
Citigroup Inc.
The Hartford Financial Services Group, Inc.
HSBC Holdings plc
ING Groep N.V.
JPMorgan Chase & Co.
Lincoln National Corporation	Manulife Financial Corporation
Massachusetts Mutual Life Insurance Company
Morgan Stanley
Nationwide Financial Services, Inc.
New York Life Insurance Company
PNC Financial Services Group Inc.
The Principal Financial Group, Inc.
Prudential Financial, Inc.
Sun Life Financial Inc.
The Travelers Companies, Inc.
U.S. Bancorp
Wells Fargo & Company

Setting Total Compensation

Chief Executive Officer Compensation.  At the beginning of 2010, the Chief Executive Officer and the Compensation Committee established goals and objectives that were designed to drive Company performance. For a description of these goals, see “Annual Incentive Awards” beginning on page 35.

In early 2011, the Compensation Committee recommended to the Independent Directors the Total Compensation for the Chief Executive Officer, including annual and stock-based awards for 2010. The Committee’s Total Compensation recommendations for 2010 reflected its assessment of Mr. Henrikson’s performance relative to his established goals and objectives in his role as Chief Executive Officer, and took into account Mr. Henrikson’s performance relative to additional business challenges and opportunities that arose during the year. The Committee also considered competitive market data provided by Meridian. Meridian’s report included a comparison and analysis of Mr. Henrikson’s compensation to chief executive officer compensation at Comparator Group companies. The comparison included historical information on Comparator Group companies’ size (measured by revenue, market capitalization and assets) and performance (measured by 3-year and 1-year growth in Operating Earnings, book value, operating return on equity, and total shareholder return) compared to MetLife. The application of these practices and processes for 2010 resulted in relatively higher compensation being awarded to Mr. Henrikson than to other Executive Group members due to Mr. Henrikson’s broader responsibilities and higher levels of accountability as the most senior executive in the Company, as well as competitive market data.

Compensation of Other Executive Group Members.  At the beginning of 2010, the Chief Executive Officer and each Executive Group member agreed on the respective executive’s goals. In early 2011, the Chief Executive Officer provided to the Compensation Committee an assessment of the other Executive Group members’ performance during 2010 relative to their goals and the additional business challenges and opportunities that arose during the year. He also recommended to the Committee Total Compensation amounts for each Executive Group member taking into account performance during the year as well as available competitive data and compensation opportunities for each position. The Committee reviewed these recommendations and endorsed the components of each Executive Group member’s Total Compensation to the Board of Directors.

The Executive Vice President, Human Resources of the Company provided the Compensation Committee with advice and recommendations on the form and overall level of executive compensation, and provided guidance and information to the Chief Executive Officer to assist him in making recommendations to the Compensation Committee of Total Compensation amounts for each Executive Group member, other than herself. She also provided guidance to the Committee on the Committee’s general administration of the programs and plans in which Executive Group members, as well as other employees, participate.

Other than the Chief Executive Officer and the Executive Vice President, Human Resources, no Executive Group member played a role in determining the compensation of any of the other Executive Group members. Neither the Chief Executive Officer nor the Executive Vice President, Human Resources took part in the Board’s consideration of his or her own compensation.

Components of Compensation and Benefits

The primary components of the Company’s executive compensation and benefits program play various strategic roles:

	Description	Strategic Role
Total Compensation	Base Salary: Fixed based on position, scope of responsibilities, individual performance, and competitive data	Compensation for services during the year

	Annual Incentive Awards: Variable based on performance relative to Company, business unit, and individual goals and (when applicable) additional business challenges or opportunities that arose during the year that were not reflected in previously established goals for the year; the Compensation Committee determines awards using its judgment of all of these factors as a whole, and not by using a formula	Primary compensation vehicle for recognizing and differentiating individual performance each year; designed to motivate Executive Group members and other employees to achieve strong annual business results that will contribute to the Company’s long-term success, without creating an incentive to take excessive risk

	Stock-Based Long-Term Incentive Awards: Amount of awards based on discretionary assessment of individual level of responsibility, performance, relative contribution, and potential for assuming increased responsibilities; ultimate value of awards depends exclusively on increases in the price of Shares (Stock Options), or on MetLife’s performance relative to its competition as well as the value of Shares (Performance Shares); generally, 50% of Stock-Based Long-Term Incentive Awards to Executive Group members are allocated to Stock Options and 50% to Performance Shares, valued using a compensation planning Share price (based on recently-prevailing Share prices at the time of grant) for Performance Shares, and one-third of that Share price for Stock Options	Ensures that Executive Group members have a significant continuing stake in the long-term financial success of the Company (see “Stock Ownership” on page 41); aligns executives’ interests with those of shareholders; encourages decisions and rewards performance that contribute to the long-term growth of the Company’s business and enhance shareholder value; motivates Executive Group members to outperform MetLife’s competition in terms of key performance measures over a three-year period; encourages executives to remain with MetLife

Benefits	Retirement Program and Other Benefits: Post-retirement income (pension) or the opportunity to save a portion of current compensation for retirement and other future needs (savings and investment program and nonqualified deferred compensation)	Attracts and retains executives and other employees

	Description	Strategic Role
Potential Payments	Severance Pay and Related Benefits: Transition assistance if employment ends due to job elimination or, in limited circumstances, poor performance	Encourages focus on transition to other opportunities and allows the Company to obtain a release of employment-related claims

	Change-in-control Benefits: Replacement or vesting of stock-based long-term incentive awards; severance and related benefits also paid if the Executive Group member’s employment is terminated without cause or the Executive Group member resigns with good reason following a change-in-control	Retains Executive Group members through a change-in-control and allows executives to act in the best interests of shareholders in a change-in-control without distractions due to concerns over personal circumstances; promotes the unbiased and disinterested efforts of the Executive Group members to maximize shareholder value during and after a change-in-control; keeps executives whole in situations where Shares may no longer exist or awards otherwise can not or will not be replaced

The primary components of the Company’s executive compensation and benefits program are further discussed below.

Base Salary

The base salaries earned by the Named Executive Officers in 2010 are reported in the Summary Compensation Table on page 44. In February 2010 the Compensation Committee approved the following base salary increases for the following Named Executive Officers in light of their levels of responsibility, their performance, and the competitive market:

	Base Salary	Effective
Executive	Increase	Date

William J. Wheeler	$25,000	December 1, 2010
William J. Toppeta	$20,000	March 1, 2010
William J. Mullaney	$25,000	August 1, 2010

Annual Incentive Awards

The MetLife Annual Variable Incentive Plan (AVIP) provides eligible employees, including the Executive Group members, the opportunity to earn annual cash incentive awards. AVIP is administered as a Cash-Based Awards program under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (Stock and Incentive Plan or 2005 Stock Plan). The 2010 AVIP Awards are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 44.

Section 162(m) of the United States Internal Revenue Code (Section 162(m)) limits the deductibility of compensation paid to four of the Company’s most highly-compensated executives, but exempts certain “performance-based” compensation from those limits. For 2010, the Compensation Committee established limits and performance goals for purposes of qualifying the AVIP awards to the Company’s Executive Group members for this exemption. See “Non-Equity Incentive Plan Awards” on page 50 for more information about the individual maximums set for 2010 AVIP awards.

Determining the Amount Available for Awards.  Each year, the Compensation Committee approves the maximum amount available for AVIP awards to all covered employees, including the Named Executive Officers, which for 2010 included 23,000 employees. Early in 2010, the Compensation Committee determined that the amount available for 2010 would be based primarily on the Company’s Operating Earnings and, to a lesser extent, its Return on Equity, compared to the Company’s 2010 Business Plan (the Business Plan), subject to its exercise of discretion. The methodology for determining this amount for 2010 was as follows:

($ in millions)
AVIP Operating Earnings Factor
Operating Earnings	$3,817	(1)
Less Excess or Shortfall of Variable Investment Income (solely to the extent more than 10% higher or lower than the business plan target)	$(393)

Result	$3,424
Business Plan Operating Earnings	$3,415
Operating Earnings less Excess or Shortfall of Variable Investment Income as a percentage of Business Plan Operating Earnings equals AVIP Operating Earnings Factor (may not exceed 150%)	100.0	%(2)

AVIP Return on Equity Factor
Return on Equity	10.7	%(1)
Less Business Plan Return on Equity	(9.7)%

Result	1.0%
AVIP Return on Equity Modifier (for each 0.1% by which the Return on Equity exceeds the Business Plan, 0.3% is added (may not exceed 15%)	3.0%

Calculation of Total Amount Available for AVIP Awards
Annual Operating Earnings Factor plus Annual Operating Return on Equity Modifier equals AVIP Performance Factor	103.0%
Total target-performance planning amount of all employees’ AVIP awards (the AVIP Planning Target)	$331
Total amount available for all AVIP awards equals AVIP Performance Factor times AVIP Planning Target	$341

(1)	Excludes the impact of the Alico acquisition.

(2)	Rounded to the nearest whole percent.

For more information on Operating Earnings and Return on Equity, see “Shared Financial Performance Goals” on page 37. For this purpose, “Variable Investment Income” means after-tax variable investment income available to common shareholders.

This formula avoids providing employees with an incentive to take excessive risk in several ways. Operating Earnings does not include investment gains or losses. In addition, the impact of after-tax variable investment income is limited to no more than a 10% variation from the Business Plan. As a result, the formula does not provide an incentive to take excessive risk in the Company’s investment portfolio. Nor is the formula an unlimited function of revenues; rather, the formula caps the amount that can be generated for AVIP awards, and is a function of financial measures that account for the Company’s costs and liabilities.

Performance Goals.  The Executive Group members’ performance goals consisted of shared financial performance goals and individual performance goals, all of them aligned with the Company’s performance objectives. The Compensation Committee considered the Company’s financial results, and each Named Executive Officer’s accomplishments, in determining the Named Executive Officers’ 2010 AVIP Awards.

Shared Financial Performance Goals.  The Executive Group members’ key shared financial performance goals for 2010 included Operating Earnings, Earnings Per Share, Return on Equity, and Book Value Per Share, as set forth in the Business Plan. Under the leadership of Mr. Henrikson and the Executive Group, the Company achieved the results in 2010 compared below to its 2010 Business Plan and its results for 2009:

		2010
	2010	Business Plan	2009

Operating Earnings ($ millions)	$3,892	$3,415	$2,365
Earnings Per Share	$4.38	$4.12	$2.87
Return on Equity	10.2%	9.7%	6.7%
Book Value Per Share	$43.23	$44.04	$41.69

These performance measures are not calculated based on accounting principles generally accepted in the United States of America (GAAP). They should be read in conjunction with the Appendix regarding non-GAAP financial measures beginning on p. 66, which includes reconciliations to the most directly comparable GAAP measures, which are income (loss) from continuing operations, net of income tax (for Operating Earnings), net income (loss) available to common shareholders per diluted common share (for Earnings Per Share), return on the Company’s common equity (for Return on Equity), and book value per actual common share (for Book Value Per Share).

Individual Performance Goals.  In addition to their shared financial performance goals for 2010, each Named Executive Officer had individual performance goals.

Key individual goals for Mr. Henrikson included:

•	promoting long-term shareholder value, particularly through strategic international growth;

•	refining and implementing strategic growth and expense reduction initiatives;

•	maintaining and enhancing effective risk management;

•	developing leadership to assure executive succession consistent with sustained excellence; and

•	driving strategic communications and building relationships to increase associate engagement and bolster MetLife’s thought leadership.

Under Mr. Henrikson’s leadership, MetLife undertook a strategic assessment in 2010 which determined that international growth would be key to creating long-term shareholder value. As a result of MetLife’s completion of the acquisition of Alico, 2011 Operating Earnings from International are expected to be more than double the goal, set before MetLife began to pursue the acquisition, of generating 20% of MetLife’s Operating Earnings from international operations by 2012. MetLife also established an Enterprise Strategy Management Group to translate strategic decisions into concrete actions. The Company’s cumulative pre-tax annualized savings of $700 million in 2010 exceeded its Operational Excellence goal of $600 million.

The Company strengthened its risk management infrastructure through the continued development of its Enterprise Risk Management organization, led by the Chief Risk Officer. Both regulators and credit rating agencies recognized MetLife’s demonstrated success and effectiveness in avoiding losses incurred by some competitors.

Mr. Henrikson’s ongoing focus on executive leadership development and succession planning has prepared MetLife for continued future success. In addition to preparing for CEO succession when he reaches his mandatory retirement date, Mr. Henrikson replaced the retiring General Counsel with an internal candidate and conducted a comprehensive assessment of the top fifty executives in senior management for the Board of Directors, emphasizing their readiness to take on greater leadership or the developmental opportunities they need to be prepared for greater responsibilities. Under Mr. Henrikson’s leadership, the Company has also put action plans into place to improve talent management and create the conditions necessary to empower associates.

Mr. Henrikson employed strategic communications with associates to promote common objectives and shared values. He also successfully communicated to external stakeholders about many issues that affect MetLife’s business, enhancing MetLife’s position in thought leadership. Mr. Henrikson served on the President’s Export Council, which enabled him to reinforce with government leaders the importance of free trade in financial services. Mr. Henrikson also served as the Chairman of the American Council of Life Insurers which, along with his role as Chief Executive Officer of MetLife, provided an opportunity to bring his vast experience in the insurance industry and leadership of MetLife to bear on regulatory and legislative issues and initiatives such as financial services reform.

Mr. Wheeler’s key individual goals included:

•	leadership of the Alico acquisition and the financing necessary to pay for the acquisition;

•	continued development and financial performance of MetLife Bank;

•	maintenance of appropriate capital levels;

•	leadership of Operational Excellence initiatives;

•	continued strengthening of risk management;

•	active management of initiatives to optimize capital usage and return on equity expansion;

•	active engagement in public accounting developments; and

•	enhanced career development for associates in the Financial Management Group.

Mr. Wheeler successfully led the Alico acquisition and obtained financing designed to optimize the enterprise capital structure, maintain credit ratings, and limit common stock dilution. In addition, under Mr. Wheeler’s leadership, MetLife Bank’s financial performance exceeded its goals of $1.112 billion in revenue, $177 million in Operating Earnings and 19% Return on Equity, but did not meet its goal of a 74% efficiency ratio. The Company also maintained satisfactory credit ratings and satisfactory risk-based capital levels for its domestic insurance companies, and strengthened overall risk management through reserve financing and rollout of an enhanced capital model and enhanced risk management processes. The Financial Management Group business unit fell just short of its pre-tax savings (before one-time costs) goal of $50 million. At the same time, Mr. Wheeler led the Company’s active engagement in key accounting initiatives such as presentations to the International Accounting Standards Board (IASB) and IASB and Financial Accounting Standards Board (FASB) staff on convergence and participated in the FASB emerging issue task force consideration of deferred acquisition costs. Finally, Mr. Wheeler enhanced the career development of Financial Management Group associates through preparing his direct reports for advancement to additional responsibilities and successful integration of the Alico financial staff.

Mr. Toppeta’s key individual goals included:

•	the financial performance of the International business unit;

•	closing day Alico integration deliverables; and

•	design and implementation of new management structures for the combined International business unit.

Under Mr. Toppeta’s leadership, the International business unit (excluding Alico) met or exceeded its financial plan goals for earnings ($590 million) and return on equity (12.9%), and substantially met its goal for premiums, fees, and other revenues ($5 billion), but did not meet its goal for sales ($6.2 billion). International business grew in sales, premiums, fees, and other revenues, earnings, and return on equity over 2009. The Company accomplished the closing day Alico integration deliverables, making the closing a transparent event to customers, distributors, and associates. Mr. Toppeta also led the successful implementation of a new operating model and organization structure to ensure seamless continuity of operations and to achieve 2010 goals while preserving the pre-acquisition core strengths of both MetLife and Alico international operations. Mr. Toppeta established an International leadership team, balancing the talent, skill, and expertise of each prior organization, and implemented governance processes (including delegations of authority) to clarify roles and decision-making authority, with checks and balances for appropriate risk management. Finally, Mr. Toppeta established effective communication channels within the combined organization, with analysts, with customers, and with regulators.

Mr. Mullaney’s key individual goals included:

•	meeting the U.S. Business goals under the financial plan;

•	development and deployment of the U.S. Business strategy;

•	talent management and organizational effectiveness; and

•	rationalizing distribution across diverse channels.

Under Mr. Mullaney’s leadership, U.S. Business exceeded its financial plan goals for earnings ($2.9 billion), return on equity (12.4%), and expense savings ($167.7 million), but did not meet its goal for premiums, fees and other revenues ($30.0 billion). Mr. Mullaney also led U.S. Business in rolling out its new, customer-centric business strategy, with both short-term deliverables and a long-term roadmap to achieve growth objectives and an integrated communication plan for both sales and non-sales associates. U.S. Business also conducted development reviews for all officer-level associates and succession planning for critical roles. Mr. Mullaney led the effort to begin the transformation of distribution across channels in U.S. Business by moving to lower-cost models while increasing sales agent productivity, developing a stronger value proposition to recruit and retain experienced sales agents, and performing a comprehensive review of the distribution system as a whole. This distribution system review identified the most profitable and attractive segments, the role of each channel in meeting future customer needs, and the operating model needed to optimize all channels. U.S. Business also supported Global Brand and Marketing Services in creating the middle market direct marketing initiative, a platform which is expected to make direct marketing a more prominent part of future sales.

Mr. Kandarian’s key individual goals included:

•	effectively managing MetLife’s investment portfolio to meet MetLife’s investment plan in light of changing market conditions, producing net investment income without taking excessive risk;

•	addressing the Company’s asset-liability management needs;

•	integrating the Alico investment portfolio into the overall enterprise portfolio;

•	leading the effort to refresh the Company’s strategy to meet future business challenges;

•	designing and implementing an Alico brand integration strategy; and

•	establishing new initiatives in branding and marketing,

Under Mr. Kandarian’s leadership, MetLife exceeded its investment plan goal of $16.45 billion in net investment income, and had net realized after-tax losses that were less than the plan goal of $1 billion. Mr. Kandarian also maintained portfolio yields and lengthened the portfolio’s duration as interest rates fell, repositioning the portfolio to return to long-term targets. At the same time, Mr. Kandarian successfully integrated Alico’s investment portfolio into that of MetLife. Mr. Kandarian created and led the Enterprise Strategy Group to refresh corporate strategy and determine the financial metrics and priorities for that effort. The Company’s Global Brand and Marketing Services formulated and executed the Alico integration brand strategy, launched a middle market initiative to acquire new customers through direct marketing and deployed new underwriting techniques to radically reduce the time from application to sale, and increased brand visibility.

Stock-Based Long-Term Incentive Awards

The Company awards Stock Options and Performance Shares and determines the amount of such awards as part of its Total Compensation program.

Stock Options.  Stock Options are granted at an exercise price equal to the closing price of Shares on the date of grant. The ultimate value of Stock Options depends exclusively on increases in the price of Shares. One-third of each award of Stock Options vests on each of the first three anniversaries of the date of grant.

Performance Shares.  Performance Shares are units that may become payable in Shares at the end of a three-year performance period, depending on specified Company performance relative to MetLife’s competition over that time. For this purpose, MetLife’s competition is defined as the Fortune 500® companies included in the Standard & Poor’s Insurance Index (Insurance Index Comparators). The Insurance Index Comparators were chosen to measure MetLife’s relative performance because insurance is the predominant portion of the Company’s overall business mix. The final number of Performance Shares paid is determined by the Company’s performance in total shareholder return and change in annual net Operating Earnings per share (as defined by the Company for each year) compared to the other Insurance Index Comparators. The amount paid can be as low as zero and as high as twice the number of Performance Shares granted. Beginning with awards made in 2009, if the Company does not produce a positive total shareholder return for the performance period, the number of Shares to be paid out, if any, will be reduced by 25%. For additional information about the Performance Share formula, see “Equity Incentive Plan Awards” on page 50.

The Performance Shares for the 2007-2009 performance period became payable during 2010. Based on MetLife’s performance relative to the Insurance Index Comparators for that period, the Company paid 94% of each vested Performance Share award. For information about these payments, see the table entitled, “Option Exercises and Stock Vested in 2010” on page 54.

In 2010, Standard & Poor’s added Berkshire Hathaway Inc. (BHI) to its insurance index. The

Compensation Committee has excluded BHI from the Insurance Index Comparators beginning with Performance Share awards for the 2011-2013 performance period. Given the size of BHI, and the diversity of its business outside of insurance and financial services, the Committee determined that excluding BHI from the Insurance Index Comparators for future awards will maintain an appropriate peer comparison. Without this prospective change, BHI would comprise a disproportionate part of the Insurance Index Comparators, representing over 40% of the total market capitalization of the Insurance Index Comparators as of October 21, 2010.

Vesting, Tax, and Accounting.  Performance Shares and Stock Options are normally forfeited if the executive leaves the Company voluntarily before the end of the applicable performance period or vesting period and is not Retirement Eligible or Bridge Eligible. An employee is considered Retirement Eligible when the employee meets any one of the age and service combinations defined in the Metropolitan Life Retirement Plan for the United States Employees (the Retirement Plan) to begin payout of certain benefits immediately upon separation from service. See “Pension Program” beginning on page 41 for more information about the Retirement Plan. Employees who are Bridge Eligible are considered eligible for post-retirement medical benefits despite not being Retirement Eligible.

The Company has designed Performance Shares and Stock Options to meet the requirements for the “performance-based compensation” exemption from Section 162(m) limits. As designed, these awards also qualify as equity-classified instruments whose fair value for determining compensation expense under current accounting rules is fixed on the date of grant. This allows the Company to provide stock-based incentive opportunities while limiting the volatility of the related accounting cost of such compensation. For information about the specific grants of Stock Options and Performance Shares to the Named Executive Officers in 2010, see the table entitled “Grants of Plan-Based Awards in 2010” on page 50.

Performance-Based Compensation Recoupment Policy

The Company’s performance-based compensation recoupment policy applies to all officers and officer-equivalent employees of the Company and its affiliates and subsidiaries. The policy provides that the Company (and its affiliates or subsidiaries) will seek the recovery of performance-based compensation purportedly earned by or paid to such an employee where the compensation was based on Company financial results that were subsequently restated due to the employee’s fraudulent or other wrongful conduct, and the restated financial results would have resulted in lower or no compensation. The policy reinforces the Company’s intent to seek recovery of performance-based compensation under such circumstances.

Equity Award Timing Practices

The Committee grants Stock Options and Performance Shares to the Executive Group members at its regularly scheduled meeting in February of each year. The amount of the grants are made with consideration of the Total Compensation for each Executive Group member, including AVIP awards and any base salary increases. The exercise price of these Stock Options is the closing price of a Share on the day the Stock Options are granted. The Company has never granted, and has no plans to grant, any stock-based awards to current or new employees in coordination with the release of non-public information about the Company or any other company. The Chief Executive Officer does not have any authority to grant stock-based awards of any kind to any Executive Group members, the Chief Accounting Officer, the Chief Risk Officer, or Directors of the Company.

Stock Ownership

To further promote alignment of management’s interests with shareholders, the Company has established minimum Share ownership guidelines for officers at the Senior Vice President level and above, including the Executive Group members. Each is expected to own Shares in an amount that is equal to a percentage or multiple of annual base salary rate depending on position.

Employees may count toward these guidelines the value of Shares they or their immediate family members own directly or in trust. They may also count Shares held in the Company’s savings and investment program, Shares deferred under the Company’s nonqualified deferred compensation program and deferred cash compensation or auxiliary benefits measured in Share value.

Each employee subject to the guidelines is expected to retain the net Shares acquired through the exercise of Stock Options or from long-term stock-based incentive plan award payments until the employee meets the guidelines. The Company’s policy prohibits all employees, including the Executive Group members, from engaging in short sales, hedging, and trading in put and call options, with respect to the Company’s securities.

The Share ownership of the active Named Executive Officers, rounded to the nearest whole multiple of their respective annual base salary rates, is reported below as of December 31, 2010:

Name	Ownership	Guideline

C. Robert Henrikson	13	7
William J. Wheeler	7	4
William J. Toppeta	9	4
William J. Mullaney	4	4
Steven A. Kandarian	2	4

Mr. Kandarian has retained all net Shares acquired through stock-based compensation awards from the beginning of his employment through the end of 2010. During 2010, Mr. Kandarian increased his ownership by over 72%, on a multiple of base salary rate basis.

Retirement and Other Benefits

MetLife recognizes the importance of providing comprehensive, cost-effective employee benefits to attract, retain and motivate talented associates. The Company reviews its benefits program from time to time and makes adjustments to the design of the program to meet these objectives and to remain competitive with other employers.

Pension Program.  The Company sponsors a pension program in which all eligible U.S. employees, including the Executive Group members, participate after one year of service. The program includes the Retirement Plan and the MetLife Auxiliary Pension Plan (Auxiliary Pension Plan), an unfunded nonqualified plan.

The program rewards employees for the length of their service and, indirectly, for their job performance, because the amount of benefits increases with the length of employees’ service with the Company and the salary and annual incentive awards they earn. Benefits under the Company’s pension program are determined under two separate benefit formulas. For any given period of time, an employee’s benefit is determined under one or the other formula. In no event do benefits accrue for the same period under both formulas. The Traditional Formula is based on length of service and final average compensation. The Personal Retirement Account Formula is based on monthly contributions for each employee based on the employee’s compensation, plus interest.

The Auxiliary Pension Plan does not provide any pension benefits for any Executive Group members, other than those that would apply under the (qualified) Retirement Plan if U.S. tax limits on accruals did not apply. The same final average compensation formula is used for Traditional Formula pension benefits in both plans, for benefits accrued in 2010 and later.

For additional information about pension benefits for the Named Executive Officers, see the table entitled “Pension Benefits” on page 55.

Savings and Investment Program.  The Company sponsors a savings and investment program for U.S. employees in which each Executive Group member is eligible to participate. The program includes the Savings and Investment Plan for Employees of Metropolitan Life and Participating Affiliates (Savings and Investment Plan), a tax-qualified defined contribution plan under Internal Revenue Code Section 401(k), and the Metropolitan Life Auxiliary Savings and Investment Plan (Auxiliary Savings and Investment Plan), an unfunded nonqualified deferred compensation plan.

Employee contributions to the Savings and Investment Plan may be made on a before-tax 401(k), Roth 401(k) or after-tax basis. The Company also provides a matching contribution to employees after one year of service in order to encourage and reward such savings. The Auxiliary Savings and Investment Plan provides additional Company contributions to employees who elect to contribute to the Savings and Investment Plan and who have compensation beyond Internal Revenue Code limits. Company contributions for the Named Executive Officers are included in the “All Other Compensation” column of the Summary Compensation Table on page 44. Because the Auxiliary Savings and Investment Plan is a nonqualified deferred compensation plan, the Company’s contributions to the Named Executive Officers’ accounts, and the Named Executive Officers’ accumulated account balances and any payouts made during 2010, are reported in the table entitled “Nonqualified Deferred Compensation” on page 58.

Nonqualified Deferred Compensation.  The Company sponsors a nonqualified deferred compensation program for officer-level employees, including the Executive Group members. Participants may choose from a range of simulated investments, according to which the value of their deferrals may go up or down. See the table entitled “Nonqualified Deferred Compensation” on page 58 for amounts of nonqualified deferred compensation reported for the Named Executive Officers.

Employees choose in advance the amount they want to defer, the date on which payment of their deferred compensation will begin and whether they want to receive payment in a lump sum or in up to 15 annual payments. If the employee becomes Retirement Eligible or Bridge Eligible, the employee’s choice of form and timing of payment are honored. Otherwise, the Company generally pays out the employee’s deferred compensation in a single lump sum after the end of the employee’s service. The continued deferral of income taxation and pre-tax simulated investment earnings through the employee’s chosen payment dates encourage employees to remain with the Company.

Perquisites

The Company provides its Executive Group members with limited perquisites.

The Company leases an aircraft for purposes of efficient business travel by the Company’s executives. While the Chief Executive Officer may occasionally use the Company’s aircraft for personal travel, Company policy does not require him to use the Company’s aircraft for all personal and business travel. To maximize the accessibility of Executive Group members, the Company makes leased vehicles and drivers and outside car services available to them for commuting and personal use.

For recordkeeping and administrative convenience of the Company, the Company also pays certain other costs, such as those for travel and meals for family members accompanying Executive Group members on business functions.

The incremental cost of perquisites provided to the Named Executive Officers during 2010 is included in the “All Other Compensation” column of the Summary Compensation Table on page 44.

Severance Pay and Related Benefits

If an Executive Group member’s employment with the Company ends involuntarily due to job elimination or, in limited circumstances, due to performance, he or she may be eligible for the severance program available to substantially all salaried employees. The program provides employees with severance pay, outplacement services and other benefits. Employees terminated for cause, as defined under the program, are not eligible.

The amount of severance pay reflects the employees’ salary grade, base salary rate and length of service, with longer-service employees receiving greater payments and benefits than shorter-service employees given the same salary grade and base salary. Employees who are not Retirement Eligible or Bridge Eligible and who receive severance pay also receive a prorata cash payment in consideration of their unvested Performance Shares and Restricted Stock Units. The Company also may enter into severance agreements that can differ from the general terms of the program, where business circumstances warrant.

Change-in-Control Arrangements

The Company has adopted arrangements that would impact the Executive Group members’ compensation and benefits upon a change-in-control of MetLife. None of the Executive Group members is entitled to any excise tax gross-up either on severance pay or on any other benefits payable in connection with a change-in-control of the Company.

Executive Severance Plan.  The Company established the MetLife Executive Severance Plan (Executive Severance Plan) in 2007 to replace individual change-in-control agreements. The Compensation Committee determined the terms of the plan on an overall program basis in light of its judgment of what is appropriate in order to maximize shareholder value should a change-in-control occur. The terms apply in the same manner to each Executive Group member. An Executive Group member who receives benefits under the Executive Severance Plan would not be eligible to receive severance pay under the Company’s severance plan that is available to substantially all salaried employees.

The Executive Severance Plan does not provide for any payments or benefits based solely on a change-in-control of MetLife. Rather, as described beginning on page 64 under “Termination with Severance Pay (Change-in-Control),” the executive’s employment must also terminate under certain circumstances in order for the executive to receive severance pay and related benefits.

Additional Change-in-Control Arrangements.  The Company’s Stock Option, Performance Share, and Restricted Stock Unit agreements also include change-in-control arrangements. Under these arrangements, MetLife or its successor may substitute an alternative award of equivalent value and vesting provisions no less favorable than the award being replaced. Unless such substitution occurs, the awards vest immediately upon a change-in-control.

For additional information about change-in-control arrangements, including the Company’s definition of change-in-control for these purposes, see “Potential Payments Upon Termination or Change-in-Control” beginning on page 62. The Company determined the elements of its definition of change-in-control in light of the impact that a change in Board membership, a sale of substantially all assets, or the acquisition of a controlling interest in the Company by a single shareholder or group of shareholders would have on the Company.

Summary Compensation Table

The amounts reported in the table below for 2010 include elements in addition to compensation paid to the Named Executive Officers in 2010. The table includes items such as salary and cash incentive compensation that have been earned and paid (or earned and deferred), as well as the grant date fair value of Performance Shares and Stock Options granted in 2010. The Performance Shares and Stock Options may never become payable or may ultimately have a value that differs substantially from the values reported in this table. The table also includes for 2010 changes in the value of pension benefits from prior year-end to year-end 2010, which will become payable only after the Named Executive Officer ends his or her employment. In addition, the amounts in the Total column do not represent “Total Compensation” as defined for purposes of the Company’s compensation structure and philosophy, and include elements that do not relate to 2010 performance. For additional information, see “Compensation Discussion and Analysis” beginning on page 28. The items and amounts reported in the table below for 2009 and 2008 bear a similar relationship to performance and amounts paid or payable in those years.

Mr. Mullaney was not a Named Executive Officer in the Company’s 2008 Proxy Statement. Accordingly, only his compensation with respect to 2010 and 2009 is reported.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

C. Robert Henrikson,	2010	$1,000,000	$3,933,280	$4,088,000	$4,500,000	$0 (1)	$346,574	$13,867,854
Chairman of the Board,	2009	$1,000,000	$2,898,000	$2,301,600	$3,500,000	$1,620,255	$280,483	$11,600,338
President and	2008	$1,000,000	$4,056,500	$3,723,300	$3,250,000	$10,043,542	$404,129	$22,477,471
Chief Executive Officer
William J. Wheeler,	2010	$627,083	$902,720	$940,800	$2,000,000	$337,606	$95,291	$4,903,500
Executive Vice President	2009	$608,333	$1,987,200	$1,645,800	$1,300,000	$277,488	$102,156	$5,920,977
and Chief Financial Officer	2008	$568,750	$898,255	$824,445	$1,200,000	$216,945	$109,647	$3,818,042
William J. Toppeta,	2010	$646,667	$870,480	$784,000	$1,700,000	$630,517	$91,907	$4,723,571
President, International	2009	$630,000	$621,000	$493,200	$900,000	$1,051,447	$86,671	$3,782,318
	2008	$625,000	$811,300	$735,795	$800,000	$1,760,357	$105,587	$4,838,039
William J. Mullaney,	2010	$610,417	$870,480	$896,000	$1,500,000	$738,081	$76,576	$4,691,554
President, U.S. Business	2009	$562,500	$621,000	$411,000	$1,000,000	$875,838	$76,651	$3,546,989
Steven A. Kandarian,	2010	$625,000	$870,480	$896,000	$1,500,000	$197,136	$69,000	$4,157,616
Executive Vice President	2009	$583,333	$1,987,200	$1,519,200	$1,100,000	$173,487	$77,100	$5,440,320
and Chief Investment Officer	2008	$531,250	$840,275	$771,255	$1,000,000	$213,112	$93,297	$3,449,189

(1)	The present value of accumulated pension benefits for Mr. Henrikson declined by $321,382 in 2010. See “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the narrative discussion below.

Salary

The amount reported in the Salary column for 2010 represents the amount of base salary earned by each Named Executive Officer in 2010.

For 2010, the relationship of each Named Executive Officer’s base salary payments to the amount in the Total column, rounded to the nearest whole number, is:

Base Salary Payments as a
Executive	Percentage of Total Column

C. Robert Henrikson	7%
William J. Wheeler	13%
William J. Toppeta	14%
William J. Mullaney	13%
Steven A. Kandarian	15%

Stock Awards

These awards were made pursuant to the Stock and Incentive Plan. No monetary consideration was paid by a Named Executive Officer for any Performance Shares. No dividends or dividend equivalents are earned on Performance Shares. For a description of the effect on the awards of a termination of employment or change-in-control of MetLife, see “Potential Payments Upon Termination or Change-in-Control” beginning on page 62.

2010 Awards.  On February 23, 2010, the Compensation Committee awarded each Named Executive Officer Performance Shares, payable in Shares after the end of the three-year performance period from January 1, 2010 to December 31, 2012. Shares are payable to eligible award recipients following the completion of the performance period.

In order for Performance Shares for the 2010-2012 performance period to be payable, the Company must generate either (1) positive income from continuing operations before provision for income tax, excluding net investment gains (losses) (defined in accordance with Section 3(a) of Article 7.04 of SEC Regulation S-X) either for the third year of the performance period or for the performance period as a whole, or (2) positive total shareholder return (TSR) either for the third year of the performance period or for the performance period as a whole.

If any of the above income or TSR goals are met, the number of Shares payable at the end of the performance period is calculated by multiplying the number of Performance Shares by a performance factor (from 0% to 200%). The performance factor is determined by reference to the Company’s performance relative to the Insurance Index Comparators. Such performance is measured on the basis of TSR and change in annual net Operating Earnings available to common shareholders per share (Operating EPS).

The Company’s Operating EPS is measured year over year for each year of the performance period, as compared to the other companies in the Insurance Index Comparators (other than companies which adopt International Financial Reporting Standards before the Company does). For each year, Operating EPS will be defined in the Company’s Quarterly Financial Supplement for the fourth quarter of the prior year. The results for each of the three years of the performance period are averaged.

The Company’s TSR is compared to the composite return of the Insurance Index Comparators during the performance period. TSR will be determined using the change (plus or minus) from the initial closing price of a Share to the final closing price of a Share, plus reinvested dividends, for the performance period, divided by the initial closing price of a Share. For this purpose, the initial closing price is the average of the closing prices for the 20 trading days before the performance period, and the final closing price is the average of the closing prices for the 20 trading days prior to and including the final trading day of the performance period.

The following are some significant performance percentiles and their corresponding performance factors:

MetLife TSR minus Insurance Index	TSR
Comparators TSR equals:	Performance Factor

30% or above	100%
0%	50%
−25%	25%
−26% or less	0%

MetLife Rank as a Percentile of	Operating EPS
Insurance Index Comparators	Performance Factor

75th or Above	100%
median	50%
25th	25%
below 25th	0%

Each of the two performance elements (TSR and Operating EPS) is weighted equally and added together to produce a total performance factor. If, however, the Company’s TSR for the performance period is zero percent or less, the total performance factor will be multiplied by 0.75 to produce the total performance factor.

For a further discussion of the performance goals applicable to the Performance Share awards in 2010, see “Compensation Discussion and Analysis” beginning on page 28.

2009 and 2008 Awards.  The method for determining the performance factor for the Performance Share awards made to the Named Executive Officers in 2009 and 2008 will depend on the Company’s change in annual Operating EPS and TSR during the three-year performance period, as defined for each award. In order for Performance Shares awarded in 2009 to be payable, the Company must generate positive net income available to common shareholders for either the third year of the performance period or for the performance period as a whole. For a description of the material terms and conditions of the 2009 and 2008 awards, see the table entitled, “Grants of Plan-Based Awards” in the applicable Company Proxy Statement.

Method for Determining Amounts Reported.  The amounts reported in this column were calculated by multiplying the number of Performance Shares by a grant date fair value per share of $32.24 for 2010, $20.70 for 2009, and $57.95 for 2008. Those amounts represent the aggregate grant date fair value of the Performance Shares awarded in each year under FAS 718 consistent with the estimate of aggregate compensation cost to be recognized over the service period. The amounts are based on target performance, which is a total performance factor of 100%. This is the “probable outcome” of the performance conditions to which Performance Share awards are subject, determined under FAS 718. The grant date fair values of the Performance Share awards assuming the highest level of performance conditions would be double the amounts reported in this column, as the same grant date fair value per share would be used but the total performance factor used would be 200%.

For a description of the assumptions made in determining the expenses, see Notes 1 and 18 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the applicable year. In determining these expenses, it was assumed that each Named Executive Officer would satisfy any service requirements for vesting or payment of the award. As a result, while a discount for the possibility of forfeiture of the award was applied to determine the expenses of these awards as reported in the Company’s Annual Reports on Form 10-K, no such discount was applied in determining the expenses reported in this column. In each case, the grant date of the awards was the date that the Compensation Committee approved the awards.

The amounts reported in this column for 2008 differ from the amounts reported in the Company’s 2009 Proxy Statement. The amounts reported in that Proxy Statement represented the Company’s accounting expense in 2008 for all outstanding Stock awards. The method for determining the amounts reported in this column in this Amendment reflects revised SEC rules effective on the date of this Amendment.

Option Awards

Each of these awards was made pursuant to the Stock and Incentive Plan. No monetary consideration was paid by a Named Executive Officer for the award of any Stock Option. For a description of the effect on the awards of a termination of employment or change-in-control of MetLife, see “Potential Payments Upon Termination or Change-in-Control” beginning on page 62.

2009, 2008, and 2007 Awards.  On February 23, 2010, the Compensation Committee awarded each Named Executive Officer Stock Options at a per Share exercise price equal to the closing price of a

Share on that date ($34.84). In the case of the Stock Options awarded in 2009 and 2008, the exercise price was also equal to the closing price of Shares on the grant date ($23.30 and $60.51, respectively), which was the date that the Compensation Committee acted to award the Stock Options.

The Stock Options will normally become exercisable at the rate of one-third of each grant on each of the first three anniversaries of that grant date, and expire on the day before the tenth anniversary of that grant date (except for the special grants of 130,000 Stock Options to Mr. Wheeler and 120,000 Stock Options to Mr. Kandarian made in 2009, which will normally become exercisable on the third anniversary of their grant date, and which were discussed in further detail in the Company’s 2010 Proxy Statement).

Method for Determining Amounts Reported.  The amounts reported in this column were calculated by multiplying the number of Stock Options by a grant date fair value per share of $11.20 for 2010, $8.22 for 2009 (except for the special grants to Mr. Wheeler and Mr. Kandarian, which had a grant date fair value per share of $8.55, and which were discussed in further detail in the Company’s 2010 Proxy Statement), and $17.73 for 2008. Those amounts represent the aggregate grant date fair value of the Stock Options awarded in each year under FAS 718, consistent with the estimate of aggregate compensation cost to be recognized over the service period.

For a description of the assumptions made in determining the expenses, see Notes 1 and 18 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the applicable year. In determining these expenses, it was assumed that each Named Executive Officer would satisfy any service requirements for vesting or payment of the award. As a result, while a discount for the possibility of forfeiture of the award was applied to determine the expenses of these awards as reported in the Company’s Annual Reports on Form 10-K, no such discount was applied in determining the expenses reported in this column. In each case, the grant date of the awards was the date that the Compensation Committee approved the awards.

The amounts reported in this column for 2008 differ from the amounts reported in the Company’s 2009 and Proxy Statement. The amounts reported in those Proxy Statements represented the Company’s accounting expense in 2008 for all outstanding Stock Options. The method for determining the amounts reported in this column in this Amendment reflects revised SEC rules effective on the date of this Amendment.

Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column for 2010 are the 2010 AVIP Awards made in February 2011 by the Compensation Committee to each of the Named Executive Officers, which are based on 2010 performance. The awards are payable in cash by March 15, 2011. The factors considered and analyzed by the Compensation Committee in determining the awards are discussed in the Compensation Discussion and Analysis. For a description of the maximum award formula that applied to the awards for tax deductibility purposes, see the table entitled “Grants of Plan-Based Awards in 2010” on page 50.

Change in Pension Value and Nonqualified Deferred Compensation Earnings

The amounts reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column for 2010 represent the aggregate increase during 2010 in the present value of accumulated pension benefits for each of the Named Executive Officers, except for Mr. Henrikson. These increases reflect additional service in 2010, any increase in base salary compensation rate in 2010, and annual incentive awards payable in March 2010 for services in 2009.

Mr. Henrikson and the other Named Executive Officers participate in the same retirement program that applies to other employees. For all employees in the Traditional Formula for their entire career who reach full benefit status (as Mr. Henrikson did in 2009), the program, when combined with social security benefits, generally replaces 60% of final average cash compensation upon retirement. For Mr. Henrikson, the increases in 2009 and 2008 were the result of the application of the same Traditional Formula rules for determining benefits that apply to other eligible senior officers.

In early 2009, at Mr. Henrikson’s recommendation, the Auxiliary Pension Plan was amended to cap the final average compensation of each participant, including each Executive Group member, at $4.6 million. The purpose and effect of this change on Mr. Henrikson’s benefit is to reduce expected future pension accruals, thus limiting future increases in his benefit.

The present value of accumulated pension benefits for Mr. Henrikson declined by $321,382 in 2010. As of January 1, 2010 Mr. Henrikson had passed the earliest date he could retire with full pension benefits (age 62 with at least 20 years of service). Since Mr. Henrikson did not retire and begin receiving his benefits on that date, he effectively lost the value of the benefit payments he would have received in 2010 had he retired. Under the Traditional Formula, the benefit accrual for 2010 service for employees, such as Mr. Henrikson, who had at least 35 years of service, was limited to 0.5% of final average compensation, or less than one-third of the accrual for annual service during the first 35 years of service. In addition, as a result of the amendment to the Auxiliary Pension Plan limiting final average compensation to $4.6 million, Mr. Henrikson’s final average compensation did not increase during 2010. As a result, the value of the benefit payments foregone by Mr. Henrikson in 2010 far exceeds the value of the limited amount of his additional accrual for 2010 service, and the impact of a change to the discount rate used to calculate the present value of qualified benefits.

For a description of pension benefits, including the formula for determining benefits, see the table entitled “Pension Benefits” on page 55.

The Named Executive Officers’ earnings on their nonqualified deferred compensation in 2010 were not above-market or preferential. As a result, earnings credited on their nonqualified deferred compensation are not required to be, nor are they, reflected in this column. For a description of the Company’s nonqualified deferred compensation plans and the simulated investments used to determine earnings, see the table entitled “Nonqualified Deferred Compensation” on page 58.

All Other Compensation

The amounts reported in this column for 2010 include all other items of compensation:

	Company	Life
	Savings and	Insurance
	Investment	Above	Perquisites and
	Program	Standard	Other Personal
Executive	Contributions	Formula	Benefits	Total

C. Robert Henrikson	$180,000	$0	$166,574	$346,574
William J. Wheeler	$77,083	$2,751	$15,457	$95,291
William J. Toppeta	$61,867	$0	$30,040	$91,907
William J. Mullaney	$64,417	$0	$12,159	$76,576
Steven A. Kandarian	$69,000	$0	— (1)	$69,000

(1)	For Mr. Kandarian, the aggregate amount of perquisites and other personal benefits provided to him by the Company in 2010 was less than $10,000.

Company Savings and Investment Program Contributions.  The Company makes matching contributions to the Savings and Investment Plan, which is a tax-qualified 401(k) plan. In 2010, it made $9,800 in matching contributions for each Named Executive Officer. It also makes contributions to the Auxiliary Savings and Investment Plan due to Internal Revenue Code limits on the amount of compensation that is eligible for contributions to the Savings and Investment Plan. The amount of Company contributions for each Named Executive Officer, other than those made to the Savings and Investment Plan, is also reflected in the “Registrant Contributions in Last FY” column of the Nonqualified Deferred Compensation table on page 58.

Life Insurance Coverage Above Standard Formula.  In 2003, the Company discontinued its split-dollar life insurance programs in which a small group of senior officers and some other employees and agents participated. Former participants in those programs were given the opportunity to continue to receive group life insurance coverage at the levels that were provided under the program. The amounts shown in the table above reflect the additional cost to the Company in 2010 to provide group life insurance coverage at those former levels over and above the cost for the standard group life coverage.

Perquisites and Other Personal Benefits.  The Company’s aggregate incremental cost to provide perquisites or other personal benefits to each Named Executive Officer in 2010 (other than for Mr. Kandarian) is included in the “All Other

Compensation” column for 2010. Goods or services provided to the Named Executive Officers are perquisites or personal benefits only if they confer a personal benefit on the executive. However, goods or services that are directly and integrally related to the executive’s job duties, or are offered generally to all employees, or for which the executive fully reimbursed the Company are not perquisites or personal benefits. Each type of perquisite or other personal benefit is discussed below.

Personal Car Service.  These amounts include the cost paid by the Company for car service provided by vendors for personal travel. Where the Company used its own vehicles, the cost of tolls, fuel, and driver overtime compensation is included.

Personal Aircraft Use.  These amounts include the variable costs for personal use of aircraft that were charged to the Company by the vendor that operates the Company’s leased aircraft for trip-related crew hotels and meals, landing and ground handling fees, hangar and parking costs, in-flight catering and telephone usage, and similar items. Fuel costs were calculated based on average fuel cost per flight hour for each hour of personal use. Because the aircraft is leased primarily for business use, fixed costs such as lease payments are not included in these amounts. The incremental cost of personal aircraft use by Mr. Henrikson during 2010 was $141,810. As of early 2009, the Company no longer required the Chief Executive Officer to use the Company’s aircraft for all personal and business travel.

Personal Conference, Travel and Other.  These amounts include the costs incurred by the Company for personal items for the Named Executive Officer at a Company business conference or meeting and for personal guests of the Named Executive Officer at such events. Costs paid for a Company-sponsored holiday event and to a vendor to make personal travel reservations for the Named Executive Officers or their family members are also included.

Grants of Plan-Based Awards in 2010

		Estimated				All Other		Grant
		Possible				Option		Date
		Payouts Under				Awards:	Exercise	Fair
		Non-Equity				Number of	or Base	Value
		Incentive Plan	Estimated Future Payouts Under			Securities	Price of	of Stock
		Awards	Equity Incentive Plan Awards			Underlying	Option	and
		Maximum	Threshold	Target	Maximum	Options	Awards	Option
Name	Grant Date	($)	(#)	(#)	(#)	(#)	($/Sh)	Awards

C. Robert Henrikson	February 23, 2010	$10,000,000
	February 23, 2010		22,875	122,000	244,000			$3,933,280
	February 23, 2010					365,000	$34.84	$4,088,000
William J. Wheeler	February 23, 2010	$10,000,000
	February 23, 2010		5,250	28,000	56,000			$902,720
	February 23, 2010					84,000	$34.84	$940,800
William J. Toppeta	February 23, 2010	$10,000,000
	February 23, 2010		5,063	27,000	54,000			$870,480
	February 23, 2010					70,000	$34.84	$784,000
William J. Mullaney	February 23, 2010	$10,000,000
	February 23, 2010		5,063	27,000	54,000			$870,480
	February 23, 2010					80,000	$34.84	$896,000
Steven A. Kandarian	February 23, 2010	$10,000,000
	February 23, 2010		5,063	27,000	54,000			$870,000
	February 23, 2010					80,000	$34.84	$896,000

Non-Equity Incentive Plan Awards

In February, 2010, the Compensation Committee made each Named Executive Officer eligible for an AVIP award for 2010 performance of up to $10 million, if the Company attained either of two performance goals in 2010. Those goals were (1) positive income from continuing operations before provision for income tax, excluding net investment gains (losses) (defined in accordance with Section 3(a) of Article 7.04 of SEC Regulation S-X), or (2) positive TSR. These goals were established for the purpose of exempting AVIP awards to four of the Company’s most highly-compensated executives for 2010 from the limits on tax deductibility under Section 162(m). This limit is labeled “maximum” in this table. No amounts were established as minimum or target awards.

The factors and analysis of results considered by the Compensation Committee in determining the 2010 AVIP awards are discussed in the Compensation Discussion and Analysis.

Equity Incentive Plan Awards

For a description of the material terms and conditions of these awards, see the Summary Compensation

Table on page 44. If the Company’s TSR and Operating EPS performance results in a total performance factor of 25%, and the Company’s TSR for the performance period is zero percent or less, the total performance factor will be 18.75% and each Named Executive Officer would receive the number of Performance Shares reflected in the Threshold column of this table for that officer. If the Company’s performance results in a total performance factor of 100%, the Named Executive Officer would receive the number of Performance Shares reflected in the Target column of the table. If the Company’s performance results in a total performance factor of 200%, the Named Executive Officer would receive the number of Performance Shares reflected in the Maximum column of the table.

All Other Option Awards

For a description of the material terms and conditions of these awards, see the Summary Compensation Table on page 44.

Grant Date Fair Value of Stock and Option Awards

For a description of the method used to determine the amounts reported in this column, see the Summary Compensation Table on page 44.

Outstanding Equity Awards at 2010 Fiscal Year-End

This table presents information about outstanding Stock Options that were granted to the Named Executive Officers from 2001 through 2010. The Stock Options were outstanding because they had not been exercised or forfeited as of December 31, 2010. This table also presents information about outstanding Performance Shares granted to the Named Executive Officers. The Performance Shares were outstanding because they had not vested or become payable as of December 31, 2010 (except for the Performance Shares for the performance period of January 1, 2008 to December 31, 2010, which vested on December 31, 2010, but for which the amounts payable are not yet known). The Stock Options and Performance Shares reported in this table include awards granted in 2010, which are also reported in the Summary Compensation Table on page 44 and the table entitled “Grants of Plan-Based Awards in 2010” on page 50.

					Stock Awards
					Equity	Equity
					Incentive	Incentive
					Plan	Plan
					Awards:	Awards:
					Number of	Market or
	Option Awards(1)				Unearned	Payout Value
	Number of	Number of			Shares,	of Unearned
	Securities	Securities			Units or	Shares, Units
	Underlying	Underlying			Other	or Other
	Unexercised	Unexercised	Option		Rights That	Rights That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(2)(3)	($)(4)

C. Robert Henrikson	140,000	0	$30.35	February 18, 2012	664,000	$29,508,160
	115,000	0	$26.00	February 17, 2013
	90,000	0	$35.26	February 16, 2014
	90,000	0	$38.47	April 14, 2015
	110,000	0	$50.12	February 27, 2016
	210,000	0	$62.80	February 26, 2017
	140,000	70,000	$60.51	February 25, 2018
	93,334	186,666	$23.30	February 23, 2019
	0	365,000	$34.84	February 23, 2020
William J. Wheeler	38,200	0	$30.35	February 18, 2012	279,000	$12,398,760
	28,500	0	$26.00	February 17, 2013
	40,000	0	$35.26	February 16, 2014
	35,000	0	$38.47	April 14, 2015
	45,000	0	$50.12	February 27, 2016
	50,000	0	$62.80	February 26, 2017
	31,000	15,500	$60.51	February 25, 2018
	21,667	43,333	$23.30	February 23, 2019
	0	130,000	$23.30	February 23, 2019
	0	84,000	$34.84	February 23, 2020
William J. Toppeta	10,325	0	$29.95	April 8, 2011	142,000	$6,310,480
	95,330	0	$30.35	February 18, 2012
	80,000	0	$26.00	February 17, 2013
	65,000	0	$35.26	February 16, 2014
	55,000	0	$38.47	April 14, 2015
	55,000	0	$50.12	February 27, 2016
	40,000	0	$62.80	February 26, 2017
	27,666	13,834	$60.51	February 25, 2018
	20,000	40,000	$23.30	February 23, 2019
	0	70,000	$34.84	February 23, 2020

					Stock Awards
					Equity	Equity
					Incentive	Incentive
					Plan	Plan
					Awards:	Awards:
					Number of	Market or
	Option Awards(1)				Unearned	Payout Value
	Number of	Number of			Shares,	of Unearned
	Securities	Securities			Units or	Shares, Units
	Underlying	Underlying			Other	or Other
	Unexercised	Unexercised	Option		Rights That	Rights That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(2)(3)	($)(4)

William J. Mullaney	11,425	0	$30.35	February 18, 2012	138,000	$6,132,720
	16,000	0	$26.00	February 17, 2013
	14,000	0	$35.26	February 16, 2014
	19,000	0	$38.47	April 14, 2015
	20,000	0	$50.12	February 27, 2016
	30,000	0	$62.80	February 26, 2017
	24,000	12,000	$60.51	February 25, 2018
	16,667	33,333	$23.30	February 23, 2019
	0	80,000	$34.84	February 23, 2020
Steven A. Kandarian	35,000	0	$50.12	February 27, 2016	275,000	$12,221,000
	45,000	0	$62.80	February 26, 2017
	29,000	14,500	$60.51	February 25, 2018
	20,000	40,000	$23.30	February 23, 2019
	0	120,000	$23.30	February 23, 2019
	0	80,000	$34.84	February 23, 2020

(1)	For Mr. Wheeler, 65,000 of the Stock Options with an exercise price of $23.30, and for Mr. Kandarian, 60,000 of the Stock Options with an exercise price of $23.30 become exercisable on the third anniversary of their grant date of February 24, 2009. All of the other Stock Options for each Named Executive Officer became exercisable (or will do so) at a rate of one-third of each annual grant on each of the first three anniversaries of the grant date. All of the options have an expiration date that is the day before the tenth anniversary of the grant date.

(2)	None of the Performance Shares reflected in this column have been paid. If they are paid, the amount that is paid may be different than the amounts reflected in this table. The number of Performance Shares in this column was determined by multiplying the aggregate Performance Shares awarded to each Named Executive Officer for the performance periods of January 1, 2008 to December 31, 2010, January 1, 2009 to December 31, 2011, and January 1, 2010 to December 31, 2012 by a hypothetical performance factor of 200%. This hypothetical performance factor is the maximum performance factor that could be applied to the awards. The maximum performance factor has been used because it was not possible to determine the Company’s performance in 2010 in comparison to the performance of other Insurance Index Comparators at the time this Amendment was filed. Under the terms of the awards, the number of Shares that will be paid, if any, will be determined based upon a three-year performance period. See the Summary Compensation Table on page 44 for a description of the terms of the Performance Share awards.

(3)	None of the Performance Shares reflected in this column has vested, with the exception of the Performance Shares for the performance period of January 1, 2008 to December 31, 2010. The actual amount of Performance Shares payable for 2008-2010 period is not yet known, and will be determined by the Company’s performance in comparison to the performance of the Insurance Index Comparators over the three-year performance period and be payable in the second quarter of 2011. The amount that is payable may be different than the amounts reflected in this table. The hypothetical number of Performance Shares attributable to that performance period reflected in this column for each Named Executive Officer, determined by the methodology described above in note 2 to this table, is:

Maximum 2008-2010
Performance Share Payout
Executive	(# of Shares)

C. Robert Henrikson	140,000
William J. Wheeler	31,000
William J. Toppeta	28,000
William J. Mullaney	24,000
Steven A. Kandarian	29,000

(4)	The hypothetical amount reflected in this column for each Named Executive Officer is equal to the number of Performance Shares reflected in the column entitled “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” multiplied by the closing price of a Share on December 31, 2010, the last business day of that year.

Option Exercises and Stock Vested in 2010

	Option Awards(1)		Stock Awards(2)(3)
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	(#)	(#)	($)

C. Robert Henrikson	0	$0	65,800	$2,326,030
William J. Wheeler	19,175	$208,151	15,510	$548,279
William J. Toppeta	34,670	$410,342	14,100	$498,435
William J. Mullaney	20,125	$254,366	9,400	$332,290
Steven A. Kandarian	0	$0	14,100	$498,435

(1)	The amounts for value realized on exercise of Stock Options represent the aggregate value realized upon the exercise of vested Stock Options. The value realized upon the exercise of each such Stock Option is the difference between the market value of Shares when the Stock Option was exercised and the exercise price of the Stock Option. Each of the Named Executive Officers exercised his Stock Options pursuant to a plan he established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

(2)	These amounts reflect payouts of Performance Shares for the performance period of January 1, 2007 to December 31, 2009. The number of Shares payable was calculated by multiplying the number of Performance Shares by the performance factor that pertained to the awards, which was 94%. This factor was determined by comparing the Company’s performance with that of other Insurance Index Comparators, as measured by (i) change in annual Operating EPS from the year before the beginning of the performance period to the final year of the performance period, and (ii) total shareholder return during the performance period. For this purpose, Operating EPS was determined using net income, excluding: (1) after-tax net investment gains and losses, (2) after-tax adjustments related to net investment gains and losses, (3) after-tax discontinued operations other than discontinued real estate, and (4) preferred stock dividends, in each case determined according to GAAP, divided by the weighted average number of shares outstanding, determined on a diluted basis under GAAP. The Company’s change in annual Operating EPS was in the 47th percentile of the other Insurance Index Comparators, resulting in a change in annual Operating EPS performance factor of 47%. Total shareholder return was determined using the change (plus or minus) from the initial closing price of a Share to the final closing price of a Share, plus reinvested dividends, for the performance period, divided by the initial closing price of a share. For this purpose, the initial closing price was the average of the closing prices for the 20 trading days before the performance period, and the final closing price was the average of the closing prices for the 20 trading days prior to and including the final trading day of the performance period. The Company’s total shareholder return was in the 47th percentile of the other Insurance Index Comparators, resulting in a change in annual Operating EPS performance factor of 47%. The value realized on vesting was determined using the closing price of Shares on the vesting date, December 31, 2009. Each of the Named Executive Officers had the opportunity to defer any or all Shares payable. Mr. Mullaney deferred receipt of 75% of the Shares payable to him.

(3)	The Performance Shares for the performance period of January 1, 2008 to December 31, 2010 for each of the Named Executive Officers have vested, but the actual amount of Performance Shares payable is not yet known and is not reflected in this table. See the table entitled “Outstanding Equity Awards at 2010 Fiscal Year-End” on page 51 for more information about these Performance Shares. The amount of Performance Shares payable for the performance period of January 1, 2008 to December 31, 2010 will be reflected in the table entitled “Option Exercises and Stock Vested in 2011” in the Company’s 2012 Proxy Statement.

Pension Benefits

		Number of Years	Present Value of
		Credited Service	Accumulated Benefit
Name	Plan Name	(#)	($)

C. Robert Henrikson	Retirement Plan	38.501	$1,569,577
	Auxiliary Pension Plan	38.501	$33,113,203
William J. Wheeler	Retirement Plan	13.250	$256,321
	Auxiliary Pension Plan	13.250	$1,414,385
William J. Toppeta	Retirement Plan	37.407	$1,593,267
	Auxiliary Pension Plan	37.407	$11,351,382
William J. Mullaney	Retirement Plan	28.668	$694,982
	Auxiliary Pension Plan	28.668	$3,281,454
Steven A. Kandarian	Retirement Plan	5.750	$102,054
	Auxiliary Pension Plan	5.750	$684,652

The Named Executive Officers participate in the Retirement Plan and the Auxiliary Pension Plan.

Eligible employees qualify for pension benefits after one year of service and become vested in their benefits after three years of service.

Pension benefits are paid under two separate plans, primarily due to tax requirements. The Retirement Plan is a tax-qualified defined benefit pension plan that provides benefits for eligible employees on the United States payroll. The Internal Revenue Code imposes limitations on eligible compensation and on the amounts that can be paid under the Retirement Plan. The purpose of the Auxiliary Pension Plan is to provide benefits which eligible employees would have received under the Retirement Plan if these limitations were not imposed. Benefits under the Auxiliary Pension Plan are calculated in substantially the same manner as they are under the Retirement Plan. The Auxiliary Pension Plan is unfunded, and benefits under that plan are general promises of payment not secured by any rights to Company property.

An employee’s benefit is calculated under either one or a combination of two different formulas, only one of which applies to any given period of service. The Traditional Formula is based on length of service and final average compensation. The Personal Retirement Account Formula is based on amounts contributed or credited for each participant based on the participant’s compensation, plus interest. The Traditional Formula is used to calculate benefits for each eligible employee’s service before 2002. Employees hired before 2002 who remained employed throughout 2002 accrued benefits for

2002 under the Traditional Formula. These employees were given the opportunity to continue accruing their pension benefits under the Traditional Formula for service in 2003 and later or to begin accruing benefits for 2003 and later under the Personal Retirement Account Formula. All employees hired (or rehired) on or after January 1, 2002 accrue benefits for 2002 and later under the Personal Retirement Account Formula.

The annual benefit under the Traditional Formula is determined by multiplying the employee’s years of service (up to 35) by the sum of (a) 1.1% of the employee’s final average compensation up to the average Social Security wage base over the past 35 years, and (b) 1.7% of the employee’s final average compensation in excess of the average Social Security wage base over the past 35 years. Employees who served more than 35 years also receive 0.5% of final average compensation multiplied by years and months of service in excess of 35 years. An employee’s final average compensation is calculated by looking back at the 10-year period prior to retirement or termination of employment and determining the consecutive five-year period during which the employee’s eligible compensation (including base salary and eligible annual incentive awards) produces the highest average annual compensation. When determining Traditional Formula benefits under the Auxiliary Pension Plan for the Named Executive Officers (and other senior officers) for service through December 31, 2009, final average compensation is calculated by looking back at the 10-year period prior to retirement or termination of employment and determining (a) the consecutive five-year period that would produce the highest average base salary, and (b) the average of the highest five AVIP awards, regardless of whether in consecutive years, determined using a projected AVIP award (equal to the highest of the last three AVIP awards paid while the Named Executive Officer was in active service) on a prorated basis for any partial final year of employment. The sum of the highest average annual base salary and the average eligible annual incentive award is the Named Executive Officer’s final average compensation.

Beginning January 1, 2010, the same final average compensation formula that applies to qualified Traditional Formula benefits for all eligible employees applies to Traditional Formula benefits for senior officers under the Auxiliary Pension Plan: by looking back at the 10-year period prior to retirement or termination of employment and determining the consecutive five-year period during which the employee’s eligible compensation (including base salary and eligible annual incentive awards) produces the highest average annual compensation. Benefits accrued through 2009 will not be affected by this change.

Under the Personal Retirement Account Formula, an employee is credited each month with an amount equal to 5% of eligible compensation up to the Social Security wage base (for 2010, $106,800), plus 10% of eligible compensation in excess of that wage base. In addition, amounts credited to each employee earn interest at the U.S. government’s 30-year treasury securities rate. Mr. Henrikson’s, Mr. Toppeta’s, and Mr. Mullaney’s benefit will be determined exclusively under the Traditional Formula. Mr. Wheeler’s benefit will be determined using the Traditional Formula for benefits for service prior to 2003, and the Personal Retirement Account Formula for benefits for service in 2003 and later. Mr. Kandarian’s benefit will be determined exclusively under the Personal Retirement Account Formula.

For pension benefit purposes, the 2009 annual incentive awards, which were paid outside of AVIP, are considered on the same basis as AVIP awards.

Whether an employee’s pension benefit is determined under the Traditional Formula or the Personal Retirement Account Formula, the employee may choose to receive the benefit as a joint and survivor annuity, life annuity, life annuity with term certain, contingent survivor annuity, or first-to-die annuity. The Traditional Formula benefit may not be paid to employees before they become Retirement Eligible. Employees may choose a lump sum payout of their vested benefits under the Personal Retirement Account Formula at termination of their employment or later. The Named Executive Officers could also have selected, no later than December 31, 2008 and subject to the approval of the Compensation Committee or its designee, the timing and form of the Traditional Formula benefit payment under the Auxiliary Pension Plan, including a lump sum payment. The actuarial value of all forms of payment is substantially equivalent.

The present value of a Named Executive Officer’s accumulated pension benefits is reported in the table above using certain assumptions. In the case of Mr. Henrikson, Mr. Wheeler, Mr. Toppeta, and Mr. Mullaney, the assumptions used in the determination of present value as of December 31, 2010 include assumed retirement for each Named Executive Officer at the earliest date the executive could retire with full pension benefits. This was the earlier of the date the executive reached at least age 62 with at least 20 years of service, or the normal retirement date (age 65). Otherwise, the assumptions used were the same as those used for financial reporting under GAAP. For a discussion of the assumptions made regarding this valuation, see Note 17 of the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. In the case of Mr. Kandarian, the present value of his benefit as of December 31, 2010 is equal to his Personal Retirement Account balance. Mr. Kandarian was vested in his benefit as of that date, and vested Personal Retirement Account balances may be paid in full upon termination of employment at any time.

In early 2009, at Mr. Henrikson’s recommendation, the Auxiliary Pension Plan was amended to cap the final average compensation of each participant, including each Executive Group member, at $4.6 million. The purpose and effect of this change on Mr. Henrikson’s benefit is to reduce expected future pension accruals, thus limiting future increases in his benefit. Any increases in pension value beyond 2009 primarily reflect Mr. Henrikson’s additional service, and will not reflect any increases in his final average compensation.

Amounts that were vested in the Auxiliary Pension Plan after 2004 are subject to the requirements of Internal Revenue Code Section 409A (Section 409A). Each Named Executive Officer had the opportunity to choose his or her form of payment (including a lump sum) through 2008 (so long as the officer did not begin receiving payments in the year of his or her election), which was within the time period permitted for such elections under Section 409A. Payments of amounts that are subject to the requirements of Section 409A to the top 50 highest paid officers in the Company that are due upon separation from service are delayed for six months following their separation, as required by Section 409A.

Traditional Formula participants qualify for normal retirement at age 65 with at least one year of service. An employee is eligible for early retirement beginning at age 55 with 15 years of service. Each year of age over age 57 1/2 reduces the number of years of service required to qualify for early retirement, until normal retirement at age 65 and at least one year of service. Mr. Henrikson and Mr. Toppeta were each eligible for early retirement benefits in 2009. Early retirement payments for Traditional Formula participants are reduced from normal retirement benefits by an early retirement factor that depends on the employee’s age at the time payments begin and years of service at the end of employment. If an employee has 20 years of service or more and is Retirement Eligible, the factors range from 72% at age 55 to 100% at age 62. If an employee does not have 20 years of service at the end of employment, the factors range from 54.8% at age 55 to 100% at age 65.

Personal Retirement Account participants qualify to be paid their full vested benefit when their employment ends. Because Personal Retirement Account benefits are based on total amounts credited for the employee and not final average compensation, those benefits are not reduced for any early retirement.

Nonqualified Deferred Compensation

The Company’s nonqualified deferred compensation program offers savings opportunities to the Named Executive Officers, as well as hundreds of other eligible employees. The program consists of a plan for amounts that are subject to the requirements of Section 409A (the MetLife Leadership Deferred Compensation Plan, or Leadership Plan) and a plan for amounts that were vested by December 31, 2004 and are not subject to the requirements of Section 409A (the MetLife Deferred Compensation Plan for Officers, or Officers Plan). Under this program, employees may elect to defer receipt of their base salary and incentive compensation. Income taxation on such compensation is delayed until the employee receives payment. Employees also receive Company contributions under the Auxiliary Savings and Investment Plan.

The following table includes the amount of their own compensation that each Named Executive Officer deferred under the Leadership Plan in 2010 and the amount the Company credited to the Named Executive Officer’s Leadership Plan and Auxiliary Savings and Investment Plan accounts in 2010, as well as aggregate earnings in 2010 on all deferred compensation, any distributions made in 2010, and the aggregate deferred compensation balance at the end of 2010. The aggregate balance includes any deferrals and earnings on deferrals in all years of employment, not limited to 2010. In the table below, the Auxiliary Savings and Investment Plan is referred to as the Auxiliary Plan.

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contributions	Contributions	Earnings	Withdrawals/	Balance at
		in Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	Plan Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)

C. Robert Henrikson	Leadership Plan	$0	$0	$1,798,260	$0	$8,257,490
	Officers Plan	$0	$0	$718,341	$0	$3,674,491
	Auxiliary Plan	$0	$170,200	$71,015	$0	$1,769,719
William J. Wheeler	Leadership Plan	$0	$0	$765,258	$0	$3,514,015
	Officers Plan	$0	$0	$5,606	$214,214	$0
	Auxiliary Plan	$0	$67,283	$18,967	$0	$481,890
William J. Toppeta	Leadership Plan	$0	$0	$529,994	$0	$2,433,698
	Officers Plan	$0	$0	$480,960	$0	$2,304,263
	Auxiliary Plan	$0	$52,067	$48,185	$0	$900,829
William J. Mullaney	Leadership Plan	$319,859	$0	$360,714	$0	$1,980,755
	Officers Plan	$0	$0	$88,276	$0	$405,357
	Auxiliary Plan	$0	$54,617	$14,018	$0	$359,203
Steven A. Kandarian	Leadership Plan	$0	$0	$139,669	$0	$641,353
	Officers Plan	$0	$0	$0	$0	$0
	Auxiliary Plan	$0	$52,900	$11,081	$0	$288,948

(1)	The amount in this column for Mr. Mullaney reflects payout of Performance Shares for the performance period of January 1, 2007 to December 31, 2009. Mr. Mullaney deferred receipt of 75% of the Shares payable to him. The full payout amount is included in the table entitled “Option Exercises and Stock Vested in 2010” on page 54. The amount reported in this column does not appear in the Summary Compensation Table for 2010. No employee contributions are made under the Auxiliary Plan.

(2)	Amounts in this column are reported as components of the Company savings and investment program contributions for 2010 in the “All Other Compensation” column of the Summary Compensation Table on page 44.

(3)	None of the amounts in this column are reported for 2010 in the Summary Compensation Table. See the text pertaining to the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of that table on page 44.

(4)	In 2010, Mr. Wheeler received a payout of Shares he had previously deferred. The Shares were paid on the date Mr. Wheeler chose when he initially elected to defer the Shares.

(5)	A portion of the amounts reported in this column is attributable to Company savings and investment program contributions in the “All Other Compensation” column of the Summary Compensation Tables in the Company’s Proxy Statements for 2010, 2009, 2008, and 2007. The amounts originally credited under the Auxiliary Plan are shown below:

	2010	2009	2008	2007
Executive	Proxy Statement	Proxy Statement	Proxy Statement	Proxy Statement

C. Robert Henrikson	$160,200	$230,800	$191,000	$144,200
William J. Wheeler	$62,533	$85,550	$79,500	$63,533
William J. Toppeta	$47,400	$63,800	$59,000	$64,533
William J. Mullaney	$44,700	—	—	—
Steven A. Kandarian	$53,533	$72,050	$—	—

Deferred Compensation Program

Under the Company’s deferred compensation program, Named Executive Officers may elect to defer receipt of up to 75% of their base salary, all of their AVIP awards, and any payouts for Performance Share awards. These deferrals are voluntary contributions of the Named Executive Officers’ own earnings.

In addition, to the extent a Named Executive Officer deferred base salary payments in 2010 and had elected to participate in the Savings and Investment Plan, the Company made a 4% matching contribution to the Leadership Plan rather than making that contribution to the Savings and Investment Plan. AVIP awards are also generally eligible for the same such matching, but the executives’ annual incentive compensation paid in 2010 was not paid under AVIP.

Payments that would have been made in Shares, but are deferred, remain payable in Shares. This includes deferred payments from Performance Shares, Restricted Stock Units, and the Share payments under the Long Term Performance Compensation Plan formerly maintained by the Company. Cash Awards under the Long Term Performance Compensation Plan that were irrevocably deferred in the form of Shares are also payable in Shares. All other deferred compensation is payable in cash.

Named Executive Officers may elect to receive compensation they have deferred at a specified date before, upon or after retirement. In addition, Named Executive Officers may elect to receive payments in a single lump sum or in up to

15 annual installments. However, despite a Named Executive Officer’s election, payment is generally made in full in a single lump sum should the executive terminate employment with the Company before becoming Retirement Eligible or Bridge Eligible. Payments to the top 50 highest paid officers that are due upon separation from service are delayed for six months following their separation, in compliance with Section 409A.

The terms of the Officers Plan and the Leadership Plan are substantially similar, except that under the Officers Plan participants may choose to receive amounts not subject to Section 409A at any time with a 10% reduction, and that payments under the Leadership Plan to the top 50 highest paid officers in the Company that are due upon separation from service are delayed for six months following their separation.

The Company offers a range of simulated investments under the deferred compensation program. Named Executive Officers may generally choose the simulated investments for their deferred cash compensation at the time they elect to defer compensation, and may change the simulated investment selections for their existing account balances up to six times each calendar year. The table below reflects the simulated investment returns for 2010 on each of the alternatives offered under the program. The MetLife Deferred Shares Fund is available exclusively for deferred Shares. The MetLife Common Stock Fund is available for deferred cash compensation. Each of these two funds reflects changes in value of Shares plus the value of imputed reinvested dividends.

Simulated Investment	2010 Return

Auxiliary Fixed Income Fund	4.30%
Lord Abbett Bond Debenture Fund	13.18%
Oakmark Fund®	12.18%
Small Cap Equity Fund	27.99%
Oakmark International Fund	16.22%
Standard & Poor’s 500® Index	15.06%
Russell 2000® Index	26.85%
MSCI EAFE® Index	7.75%
Barclays Capital U.S. Aggregate Bond Index	6.54%
BofA Merrill Lynch US High Yield Master II Index	15.19%
MSCI Emerging Markets Indexsm	18.88%
MetLife Deferred Shares Fund	27.84%
MetLife Common Stock Fund	27.84%

Each simulated investment was available for the entirety of 2010.

Auxiliary Savings and Investment Plan

Named Executive Officers and other eligible employees who elected to contribute a portion of their eligible compensation under the tax-qualified Savings and Investment Plan in 2010 received a matching contribution of their eligible compensation in that plan in 2010:

Employee Contribution	Matching Contribution
(as a percentage of eligible	(as a percentage of eligible
compensation)	compensation)

3%	3%
4%	3.5%
5% or more	4%

The employee’s eligible compensation under the Savings and Investment Plan includes base salary and eligible annual incentive awards.

The U.S. Internal Revenue Code limits compensation that is eligible for employer matching contributions under the Savings and Investment Plan. In 2010, the Company could not make matching contributions based on compensation over $245,000. Named Executive Officers and other eligible employees who elected to participate in the Savings and Investment Plan during 2010 were credited with 4% of their eligible compensation beyond that limit. This Company contribution is credited to an account established for the employee under the nonqualified Auxiliary Savings and Investment Plan.

Employees can elect to receive their Auxiliary Savings and Investment Plan balances in a lump sum or in up to 15 annual installments, in either case beginning one year after termination of employment. Employees can also elect to delay their payment, or the beginning of their annual payments, up to ten years after termination of employment.

Amounts in the Auxiliary Savings and Investment Plan are subject to the requirements of Section 409A. Participants were able to elect the time and form of their payments through 2008, which was within the time period permitted for such elections under Section 409A. Participants may change the time and form of their payments after 2008, but the election must be made during employment, is not effective until twelve months after it is made, and must delay the start of benefit payments by at least five years. Payments to the top 50 highest paid officers that are due upon separation from service are delayed for six months following their separation, in compliance with Section 409A.

Employees may choose from a range of simulated investments for their Auxiliary Savings and Investment Plan accounts. These simulated investments were identical to the core funds offered under the Savings and Investment Plan in 2010, except that the rate set for the fixed income fund available under the Auxiliary Savings and Investment Plan cannot exceed 120% of the applicable federal long term rate under U.S. Internal Revenue Code Section 1274(d) at the time that rate is set. Employees may change the simulated investments for new Company contributions to their Auxiliary Savings and Investment Plan accounts at any time.

Employees could change the simulated investments for their existing Auxiliary Savings and Investment Plan accounts up to four times a month in 2010. Beginning in 2010, employees could not allocate more than 10% of their existing Auxiliary Savings and Investment Plan account balances to the MetLife Company Stock Fund (except for any account balance already in the MetLife Company Stock Fund as of January 1, 2010), and could not allocate more than 10% of future contribution to that fund. Fees are charged to employees for moving existing balances out of certain international simulated investments prior to the expiration of pre-established holding periods.

The table below reflects the simulated investment returns for 2010 on each of the alternatives offered under the Auxiliary Savings and Investment Plan.

Simulated Investment	2010 Return

Auxiliary Fixed Income Fund	4.30%
Bond Index Fund	6.12%
Large Cap Equity Index Fund	15.00%
Large Cap Value Equity Fund	15.39%
Large Cap Growth Index Fund	16.60%
Mid Cap Equity Index Fund	26.42%
Small Cap Equity Fund	27.99%
International Equity Fund	10.56%
MetLife Company Stock Fund	27.61%

The MetLife Company Stock Fund includes a limited proportion of simulated investments in instruments other than Shares.

Each simulated investment was available for the entirety of 2010.

Potential Payments Upon Termination or Change-in-Control

The table and accompanying text below reflect estimated additional payments or benefits that would have been earned or accrued, or that would have vested or been paid out earlier than normal, had any Named Executive Officer been terminated from employment or had a change-in-control of the Company occurred on the last business day of 2010 (the Trigger Date). The table reflects hypothetical payments and benefits. None of the payments or benefits has actually been made. It does not include payments or benefits under arrangements available on the same basis generally to all salaried employees. The Named Executive Officers’ pension benefits and nonqualified deferred compensation are described in the tables entitled “Pension Benefits” and “Nonqualified Deferred Compensation,” respectively.

	No Change-in-Control			Change-in-Control
		Involuntary		Payments Solely on
	Voluntary	Termination With		Account of	Termination With
	Resignation	Severance Pay	Death	Change-in-Control	Severance Pay

C. Robert Henrikson	$0	$1,018,501	$19,093,399	$19,093,399	$5,759,953
William J. Wheeler	$0	$2,347,400	$9,981,220	$9,981,220	$2,344,564
William J. Toppeta	$0	$668,500	$4,050,680	$4,050,680	$3,275,531
William J. Mullaney	$0	$643,500	$4,005,740	$4,005,740	$3,209,541
Steven A. Kandarian	$0	$2,219,935	$9,616,520	$9,616,520	$3,746,205

Voluntary Resignation (No Change-in-Control)

None of the Named Executive Officers has an employment agreement or other arrangement that calls for any severance pay in connection with a voluntary resignation from employment prior to a change-in-control. Nor in such a case would any additional payments or benefits have been earned or accrued, or have vested or been paid out earlier than normal, in favor of any Named Executive Officer.

A Named Executive Officer who had resigned but was Retirement Eligible as of the Trigger Date would have continued to receive the benefit of the executive’s existing stock-based awards, unless the executive had been involuntarily terminated for cause. For this purpose, “cause” is defined as engaging in a serious infraction of Company policy, theft of Company property or services or other dishonest conduct, conduct otherwise injurious to the interests of the Company, or demonstrated unacceptable lateness or absenteeism. Each of the executive’s Performance Shares would have been paid after the conclusion of the performance period as if the executive had remained employed and all of the executive’s unexercised Stock Options would have continued to vest and remain exercisable for the remainder of their full ten-year term. The executive would also have been eligible for an annual award for 2010, at the discretion of the Compensation Committee. These terms apply to all employees of the Company who meet the age and service qualifications to become Retirement Eligible and have received such awards. See the table entitled “Outstanding Equity Awards at 2010 Fiscal Year-End” on page 51 for details on the Performance Shares and Stock Options. Of the Named Executive Officers, Mr. Henrikson and Mr. Toppeta were Retirement Eligible as of the Trigger Date.

Any Named Executive Officer who had resigned but was not Retirement Eligible as of the Trigger Date would have received the 2008-2010 Performance Shares that vested on December 31, 2010, and would have had 30 days from the Trigger Date to exercise any Stock Options that had vested as of the Trigger Date. The Named Executive Officer would have forfeited all other outstanding stock-based compensation awards.

Involuntary Termination With Severance Pay (No Change-in-Control)

None of the Named Executive Officers has an employment agreement or other arrangement that calls for any severance pay in connection with a termination of employment for cause. If the Named Executive Officer had been terminated for cause, the executive’s unvested Performance Shares and all of the executive’s Stock Options would have been forfeited and the executive would have received no annual award for 2009 performance. For the definition of cause for this purpose, see above under “Voluntary Resignation (No Change-in- Control).”

Had a Named Executive Officer’s employment been terminated due to job elimination without a change-in-control having occurred, the executive would have been eligible for severance pay under a severance program for all officer-level employees. The severance pay would have been equal to 28 weeks base salary plus one week for every year of service, up to 52 weeks base salary. In order to receive any severance pay, the executive would have had to enter into a separation agreement that would have included a release of employment-related claims against the Company (a Separation Agreement). Each executive would also have been entitled to outplacement services. The cost of these payments and services is reflected in the table above.

If the Named Executive Officer’s termination had been due to performance, the amount of severance pay and the length of the Severance Period would have each been one-half of what it would have been in the case of job elimination.

Mr. Mullaney would have been Bridge Eligible had he been involuntarily terminated with severance pay on the Trigger Date. As a result, Mr. Mullaney would have received the benefit of all stock-based awards made in 2005 or later on the same basis as those executives who were Retirement Eligible. In order to be Bridge Eligible, Mr. Mullaney would have had to enter into a Separation Agreement.

Any Named Executive Officer who was neither Retirement Eligible nor Bridge Eligible as of the Trigger Date would have received the 2008-2010 Performance Shares, which vested at the end of the performance period on December 31, 2010, and would have had 30 days from the Trigger Date to exercise any Stock Options that had vested as of the

Trigger Date. The Named Executive Officer would have been offered prorata payments in consideration of any 2009-2011 and 2010-2012 Performance Shares.

The amount of payment for 2009-2011 Performance Shares would have been determined using the amount of time that had passed in the performance period through the date of the termination of employment, the number of Performance Shares granted, and the closing price of a Share on the date the Performance Shares were granted. The estimated cost of these payments for each Named Executive Officer who was not Retirement Eligible or Bridge Eligible on the Trigger Date is reflected in the table above.

For 2010-2012 Performance Shares the amount of payment would have been determined using the amount of time that had passed in the performance period through the date of the termination of employment and the number of Performance Shares granted. However, the lesser of the performance factor ultimately determined for that three-year performance period (0-200%) or target performance (100%) would have been used. In addition, the lesser of the closing price of Company common stock on the date of grant and the closing price of Company common stock on the date the Compensation Committee determined that performance factor would have been used. Such payments would not have been made until after the end of the applicable performance period. The estimated cost of these payments for each Named Executive Officer who was not Retirement Eligible or Bridge Eligible on the Trigger Date is reflected in the table above, using the closing price of Company common stock on the date of grant and a hypothetical 100% performance factor.

Death (No Change-in-Control)

In the unlikely event that a Named Executive Officer had died on the Trigger Date, that executive’s stock-based awards would have vested and become payable immediately. The Company would have paid the executive’s unvested Performance Shares using 100% of Performance Shares granted (Target Performance). All of the executive’s Stock Options would have become immediately exercisable. These terms apply to all employees of the Company who have been made such awards. The payment on stock-based awards reflected in the table above was calculated using the closing price of Shares on the Trigger Date (the Trigger Date Closing Price).

Payments Solely on Account of a Change-in-Control

The Company’s definition of change-in-control is: any person acquires beneficial ownership of 25% or more of MetLife’s voting securities (for this purpose, persons include any group under Rule 13d-5(b) under the Exchange Act, not including MetLife, any affiliate of MetLife, any Company employee benefit plan, or the MetLife Policyholder Trust); a change in the majority of the membership of MetLife’s Board of Directors (other than any director nominated or elected by other directors) occurs within any 24-month period; or a completed transaction after which the previous shareholders of MetLife do not own the majority of the voting shares in the resulting company, or do not own the majority of the voting shares in each company that holds more than 25% of the assets of MetLife prior to the transaction.

Had a change-in-control occurred on the Trigger Date, the Company could have chosen to substitute an award with at least the same value and at least equivalent material terms that complies with Section 409A (an Alternative Award), rather than accelerate or pay out the existing award. Otherwise, the Company would have paid out the executive’s unvested Performance Shares in cash using Target Performance and the change-in-control price of Shares. Payment would have been made within thirty days after the change-in-control, except that if the event did not qualify as a change-in-control as defined in Section 409A, then payment would have been made following the end of the three-year performance period originally applicable to the Performance Shares. In addition, if no Alternative Award had been made, each executive’s unvested Stock Options would have become immediately exercisable, and the Compensation Committee could have chosen to cancel each option in exchange for a cash payment equal to the difference between the exercise price of the Stock Option and the change-in-control price.

The estimated cost of these payments and benefits (assuming no Alternative Award) is reflected in the table above. The payment related to unvested Stock Options and unvested Performance Shares was calculated using the Trigger Date Closing Price.

Termination with Severance Pay (Change-in-Control)

In addition to being eligible to receive the payments described above under “Payments Solely on Account of a Change-in-Control,” each of the Named Executive Officers is eligible to participate in the Executive Severance Plan. Under this plan, had a change-in-control occurred on the Trigger Date, and the Named Executive Officer’s terms and conditions of employment during the three-year period beginning with the Trigger Date (Employment Period) not satisfied specified standards, the Named Executive Officer could have terminated employment and received severance pay and related benefits. These standards include:

•	base pay no lower than the level paid before the change-in-control;

•	annual bonus opportunities at least as high as other Company executives;

•	participation in all long-term incentive compensation programs for key executives at a level at least as high as for other executives of the Company of comparable rank;

•	aggregate annual bonus and long-term compensation awards at least equal to the aggregate value of such awards for any of three years prior to the change-in-control;

•	a prorata annual bonus for any fiscal year that extends beyond the end of the three-year period at least equal to the same prorata portion of any of the three annual bonuses awarded prior to the change-in-control;

•	participation in all Company pension, deferred compensation, savings, and other benefit plans at the same level as or better than those made available to other similarly-situated officers;

•	vacation, indemnification, fringe benefits, and reimbursement of expenses on the same basis as other similarly-situated officers; and

•	a work location at the same office as the executive had immediately prior to the change-in-control, or within 50 miles of that location.

In addition, if the Company had involuntarily terminated the Named Executive Officer’s employment without cause during the Employment Period, the executive would have received severance pay and related benefits. For these purposes, cause is defined as the executive’s conviction or plea of nolo contendere to a felony, dishonesty or gross misconduct which results or is intended to result in material damage to the Company’s business or reputation, or repeated, material, willful and deliberate violations by the executive of the executive’s obligations.

Had a Named Executive Officer qualified for severance pay as of the Trigger Date, the amount would have been two times the sum of the executive’s annual salary rate plus the average of the executive’s annual incentive awards for the three fiscal years prior to the change-in-control. If the executive would have received a greater net after-tax benefit by reducing the amount of severance pay below the change-in-control excise tax threshold, the severance pay would have been reduced to an amount low enough to avoid that excise tax. The executive’s related benefits would have included up to three years continuation of existing medical, dental, and long-term disability plan benefits. The estimated cost of these payments and benefits is reflected in the table above, using the Trigger Date Closing Price and the actuarial present value of continuation of benefits using the same assumptions that are used by the Company for financial reporting purposes under GAAP.

Effective June 14, 2010 the amount of severance pay that could be paid under the plan changed from three times to two times the sum of the executive’s annual salary rate plus the average of the executive’s annual incentive awards for the three fiscal years prior to the change-in-control. Also effective in June 2010, no additional service credit for pension benefits would have been awarded in connection with qualifying for severance pay.

If severance pay and related benefits had become due because the executive voluntarily terminated employment, payment would have been delayed for six months in order to comply with Section 409A.

Appendix — Non-GAAP Financial Measures

Operating earnings is defined as operating revenues less operating expenses, net of income tax. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends, and operating earnings available to common shareholders per diluted common share is calculated by dividing operating earnings available to common shareholders by the number of weighted average diluted common shares outstanding for the period indicated.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivative gains (losses), (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses), (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (iv) plus income from discontinued real estate operations, (v) less net investment income related to contractholder-directed unit-linked investments, and (vi) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments, those identified in the definition of operating expenses and changes in fair value of hedges of operating joint venture liabilities, all net of income tax.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities and certain inflation-indexed liabilities, (ii) less costs related to business combinations and noncontrolling interests, (iii) less amortization of deferred policy acquisition costs and value of business acquired and changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iv) less interest credited to policyholder account balances related to contractholder-directed unit-linked investments, and (v) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are variable interest entities as required under GAAP.

Return on Equity refers to operating return on common equity, which is calculated by dividing operating earnings available to common shareholders by average MetLife, Inc. common equity for the period indicated, excluding accumulated other comprehensive income.

Book Value Per Share refers to book value per actual common share excluding accumulated other comprehensive income (loss), which is determined by dividing GAAP equity less accumulated other comprehensive income (loss) by the number of actual common shares outstanding.

	2010		2009
	(In millions, except Share and per Share data)

Reconciliation of Operating Earnings to Net Income(1)
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$3.00	$(2,368)	$(2.89)
Adjustments from net income (loss) available to MetLife, Inc.’s common shareholders to operating earnings available to common shareholders:
Less: Net investment gains (losses)	(392)	(0.44)	(2,906)	(3.53)
Less: Net derivative gains (losses)	(265)	(0.30)	(4,866)	(5.91)
Less: Other adjustments to continuing operations	(981)	(1.10)	283	0.33
Less: Provision for income tax (expense) benefit related to adjustments above	401	0.45	2,683	3.26
Less: Income (loss) from discontinued operations, net of income tax	9	0.01	41	0.05
Net income (loss) attributable to noncontrolling interests	(4)	—	(32)	(0.04)

Operating earnings available to common shareholders	$3,892	$4.38	$2,365	$2.87

Weighted average common stock outstanding — basic		882.5		818.5
Exercise or issuance of stock-based awards		7.1		—

Weighted average common stock outstanding — diluted		889.6		818.5

Actual common stock outstanding		1,054.4		818.8

Reconciliation of Premiums, Fees & Other Revenues
Premiums, Fees & Other Revenues, as presented	$35,758		$34,019
Adjustments related to universal life and investment-type product policy fees	1		(27)

Premiums, Fees & Other Revenues	$35,759		$33,992

Calculation of Return on MetLife, Inc.’s Common Equity
MetLife, Inc.’s common equity	$46,582		$31,078
Less: Accumulated other comprehensive income (loss)	1,000		(3,058)

Adjusted common equity	45,582		34,136

Average adjusted common equity	38,308		35,040
Return on MetLife, Inc.’s common equity	7.0%		(6.8)%
Operating return on MetLife, Inc.’s common equity	10.2%		6.7%

(1)	For the year ended December 31, 2009, 4.2 million shares, related to the assumed exercise or issuance of stock-based awards, have been excluded from the weighted average common shares outstanding — diluted, as these assumed shares are anti-dilutive to net income (loss) available to MetLife, Inc.’s common shareholders per common share — diluted. These shares were included in the calculation of operating earnings available to common shareholders per common share — diluted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information at December 31, 2010

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights (2)	Warrants and Rights (3)	in Column (a)) (4)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	44,703,216	$38.47	42,285,559
Equity compensation plans not approved by security holders	None	—	None
Total	44,703,216	$38.47	42,285,559

(1)	Includes the MetLife, Inc. 2000 Stock Incentive Plan (the 2000 Stock Plan) and the 2000 Directors Stock Plan, each of which was approved by Metropolitan Life Insurance Company (MLIC), the sole shareholder of the Company at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the Plan of Reorganization) approved the Plan of Reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of Shares available for issuance under each plan. Also includes the 2005 Stock Plan and the 2005 Directors Stock Plan, which were approved by Company security holders.

(2)	As of December 31, 2010, awards of Stock Options remained outstanding under the 2000 Stock Plan and 2000 Directors Stock Plan, and awards of Stock Options, Performance Shares, and Restricted Stock Units (each as defined in the 2005 Stock Plan) remained outstanding under the 2005 Stock Plan. In addition, as of December 31, 2010, a number of Shares that had vested and become payable from any awards under any plan, but had been deferred, remained deferred and unpaid (Deferred Shares). Under the award agreements that apply to the Performance Share awards made under the 2005 Stock Plan as of December 31, 2010, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Company with respect to: (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Fortune 500® companies in the Standard & Poor’s Insurance Index, with such exceptions as the Company Compensation Committee has determined, with regard to the performance period. With respect to Performance Share awards made in 2010, no Performance Shares will be payable unless the Company generates positive net income for either the third year of the performance period or for the performance period as a whole. In addition, with respect to Performance Share awards made in 2009 and 2010, the performance factor will be multiplied by 0.75 if the Company’s total shareholder return with regard to the performance period is zero percent or less. Under the award agreements that apply to the Restricted Stock Unit awards made under the 2005 Stock Plan as of December 31, 2010, Shares equal to the number of Restricted Stock Units awarded are normally payable to eligible award recipients on the third or later anniversary of the date the Restricted Stock Units were granted.

(3)	Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2010, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	The aggregate number of Shares available for issuance under the 2005 Stock Plan is 68,000,000. In addition, 6,099,881 Shares that were available but had not been utilized under the 2000 Stock Plan became available for issuance under the 2005 Stock Plan at the time the 2005 Stock Plan became effective. At December 31, 2010, 6,957,603 additional Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan, or that, under the Plan of Reorganization, would otherwise have reduced the number of Shares available for issuance under the 2000 Stock Plan, from the time the 2005 Stock Plan became effective to December 31, 2010, were also available for issuance under the 2005 Stock Plan. The aggregate number of Shares available for issuance under the 2005 Directors Stock Plan is 2,000,000. Each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights (including Shares payable on account of Performance Shares, Restricted Stock Units, and Stock-Based Awards) reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.179 Shares. Each Share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.0. As of December 31, 2010, all Stock-Based awards made under the 2005 Directors Stock Plan have been immediately vested. Share awards to Directors under the 2000 Directors Stock Plan were made under a separate Share award authorization under that plan, and have not reduced the number of Shares remaining available for issuance under any plan as of December 31, 2010. Under the 2005 Stock Plan, awards may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the 2005 Directors Stock Plan, awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock- Based Awards (each as defined in the 2005 Directors Stock Plan). Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of the Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of the Company (each, a “Committee”), in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall in its sole discretion substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate Committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to the Company (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

Security Ownership of Directors and Executive Officers

The table below shows the number of equity securities of MetLife beneficially owned by each of the Directors and Named Executive Officers of MetLife and all the Directors and Executive Officers, as a group. Other than as disclosed in note (6) below, the information reported in this table is given as of February 14, 2011.

Securities beneficially owned include shares held in each Director’s or Executive Officer’s name, shares held by a broker for the benefit of the Director or Executive Officer, shares which the Director or Executive Officer could acquire within 60 days (as described in notes (3) and (4) below), shares held indirectly in the Savings and Investment Plan and other shares for which the Director or Executive Officer may directly or indirectly have or share voting power or investment power (including the power to direct the disposition of the shares). Other than as disclosed below, none of the Directors or Executive Officers of the Company beneficially owned Floating Rate Non-Cumulative Preferred Stock, Series A, of the Company or 6.50% Non-Cumulative Preferred Stock, Series B, of the Company (Series B Preferred Stock) or Convertible Preferred Stock of the Company as of February 14, 2011.

	Common Stock
	Amount and
	Nature of
	Beneficial
	Ownership	Percent of
Name	(1)(2)(3)(4)	Class

C. Robert Henrikson	1,367,827	*
Sylvia M. Burwell	12,288	*
Eduardo Castro-Wright	14,041	*
Cheryl W. Grisé	9,808	*
R. Glenn Hubbard	18,682	*
John M. Keane	20,055	*
Alfred F. Kelly, Jr.(5)	9,879	*
James M. Kilts(5)	5,107	*
Catherine R. Kinney	13,188	*
Hugh B. Price	15,300	*
David Satcher	3,298	*
Kenton J. Sicchitano	22,912	*
Lulu C. Wang	8,836	*
Steven A. Kandarian	202,461	*
William J. Mullaney	212,917	*
William J. Toppeta	556,977	*
William J. Wheeler	372,701	*
Board of Directors of MetLife, but not in each Director’s individual capacity(6)	220,255,199	22.3%
All Directors and Executive Officers, as a group(7)	3,358,645	*

*	Number of shares represents less than one percent of the number of shares of common stock outstanding at February 14, 2011.

(1)	Each Director and Executive Officer has sole voting and investment power over the shares shown in this column opposite his or her name, except as indicated in notes (2), (3) and (4) below.

(2)	Includes shares held by the MetLife Policyholder Trust allocated to the Directors and Named Executive Officers in their individual capacities as beneficiaries of the trust, as follows:

	Shares Held in		Shares Held in		Shares Held in
	Policyholder		Policyholder		Policyholder
Name	Trust	Name	Trust	Name	Trust

Henrikson	509	Satcher	260	Toppeta	344
Price	10	Mullaney	111	Wheeler	10

Directors and Executive Officers as of February 14, 2011, as a group, were allocated 1,264 shares as beneficiaries of the MetLife Policyholder Trust in their individual capacities. The beneficiaries have sole investment power and shared voting power with respect to such shares. Note (6) below describes additional beneficial ownership attributed to the Board of Directors as an entity, but not to any Director in an individual capacity, of shares held by the MetLife Policyholder Trust.

(3)	Includes shares that are subject to options which were granted under the 2000 Directors Stock Plan, the 2000 Stock Plan or the 2005 Stock Plan and are exercisable within 60 days of February 14, 2011. The number of such options held by Director and Named Executive Officer is shown in the following table:

	Number of		Number of		Number of
	Options		Options		Options
	Exercisable		Exercisable		Exercisable
Name	within 60 days	Name	within 60 days	Name	within 60 days

Henrikson	1,273,335	Price	6,836	Mullaney	202,526
Burwell	553	Sicchitano	1,536	Toppeta	483,484
Grisé	178	Kandarian	190,167	Wheeler	354,534
Keane	1,210

All Directors and Executive Officers as of February 14, 2011, as a group, held 2,949,380 options exercisable within 60 days of February 14, 2011.

(4)	Includes shares deferred under the Company’s nonqualified deferred compensation program (Deferred Shares) that the Director or Executive Officer could acquire within 60 days of February 14, 2011, such as by ending employment or service as a Director, or by taking early distribution of the shares with a 10% reduction as described on page 59. The number of such Deferred Shares held by Director and Named Executive Officer is shown in the following table:

	Number of		Number of		Number of
	Deferred		Deferred		Deferred
	Shares		Shares		Shares
	That Can Be		That Can Be		That Can Be
	Acquired		Acquired		Acquired
Name	within 60 Days	Name	within 60 Days	Name	within 60 Days

Henrikson	48,058	Keane	15,599	Price	8,455
Burwell	11,735	Kelly	1,179	Satcher	2,018
Castro-Wright	8,826	Kilts	4,871	Mullaney	9,122
Grisé	5,072	Kinney	6,819	Toppeta	44,138
Hubbard	11,182

Does not include Deferred Shares to the extent the Company would delay payment in order to comply with Section 409A, as described on page 59.

(5)	Each of Mr. Kelly and Mr. Kilts beneficially own and have sole voting and investment power over 1,610 shares and 145 shares, respectively, of Series B Preferred Stock. Each one’s ownership interest represents less than 1% of the number of Series B Preferred Stock outstanding as of February 14, 2011. Holders of Series B Preferred Stock do not vote in the election of Directors, and otherwise have limited voting rights.

(6)	This information is given as of February 18, 2011. The Board of Directors of MetLife, as an entity, but not any Director in his or her individual capacity, is deemed to beneficially own the shares of MetLife common stock held by the MetLife Policyholder Trust because the Board will direct the voting of those shares on certain matters submitted to a vote of shareholders. This number of shares deemed owned by the Board of Directors is reflected in Amendment No. 44 to Schedule 13D referred to below under the heading “Security Ownership of Certain Beneficial Owners” on page 73.

(7)	Does not include shares of MetLife common stock held by the MetLife Policyholder Trust that are beneficially owned by the Board of Directors, as an entity, as described in note (6), but includes the shares allocated to the Directors in their individual capacities, as described in note (2). Includes 2,949,380 shares that are subject to options that are exercisable within 60 days of February 14, 2011 by all Directors and Executive Officers of the Company as of February 14, 2011, as a group, including the shares that are subject to options described in note (3).

Deferred Shares Not Beneficially Owned and Deferred Share Equivalents.

Deferred Shares that could not be acquired within 60 days of February 14, 2011 are not considered beneficially owned. Deferred cash compensation or auxiliary benefits measured in share value (Deferred Share Equivalents) are also not deemed beneficially owned because their payment is not made in MetLife common stock. Each, however, aligns the Directors’ and Named Executive Officers’ interests with the interests of the Company’s shareholders since the value of Deferred Shares and Deferred Share Equivalents depends upon the price of MetLife common stock. The table below sets forth information on the Directors’ and Named Executive Officers’ Deferred Shares that could not be acquired within 60 days and their Deferred Share Equivalents, as of February 14, 2011.

Deferred Shares
Not Beneficially Owned
Name	and/or Deferred Share Equivalents

C. Robert Henrikson	191,152
Sylvia M. Burwell	6,957
Cheryl W. Grisé	10,527
R. Glenn Hubbard	2,452
Alfred F. Kelly, Jr.	4,713
James M. Kilts	19,514
Hugh B. Price	37,392
David Satcher	9,601
Steven A. Kandarian	14,432
William J. Mullaney	44,571
William J. Toppeta	57,466
William J. Wheeler	79,073

Security Ownership of Certain Beneficial Owners

The following persons have reported to the SEC beneficial ownership of more than 5% of MetLife common stock:

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class

Beneficiaries of the MetLife Policyholder Trust(1)	220,255,199	22.3%
c/o Wilmington Trust Company, as Trustee Rodney Square North 1100 North Market Street Wilmington, Delaware 19890
American International Group, Inc. and ALICO Holdings LLC(2)	78,239,712	7.9%
180 Maiden Lane New York, New York 10038

(1)	The Board of Directors of the Company has reported to the SEC that, as of February 18, 2011, it, as an entity, had shared voting power over 220,255,199 shares of common stock held in the MetLife Policyholder Trust. The Board’s report is in Amendment No. 44, filed on February 24, 2011, to the Board’s Schedule 13D. MetLife created the trust when Metropolitan Life Insurance Company, a wholly-owned subsidiary of MetLife, converted from a mutual insurance company to a stock insurance company in April 2000. At that time, eligible Metropolitan Life Insurance Company policyholders received beneficial ownership of shares of common stock, and MetLife transferred these shares to a trust, which is the record owner of the shares. Wilmington Trust Company serves as trustee. The trust beneficiaries have sole investment power over the shares, and can direct the trustee to vote their shares on matters identified in the trust agreement that governs the trust. However, the trust agreement directs the trustee to vote the shares held in the trust on some shareholder matters as recommended or directed by MetLife’s Board of Directors and, on that account, the Board, under SEC rules, shares voting power with the trust beneficiaries and the SEC has considered the Board, as an entity, a beneficial owner under the rules.

In connection with MetLife’s acquisition (Acquisition) of American Life Insurance Company from ALICO Holdings LLC (Seller), a subsidiary of American International Group, Inc. (AIG), and Delaware American Life Insurance Company from AIG, on November 1, 2010, MetLife, Seller and AIG entered into an Investor Rights Agreement, dated as of November 1, 2010, setting forth the rights and obligations of the parties with respect to 78,239,712 shares of common stock and other securities of MetLife issued to Seller as consideration for the Acquisition. Pursuant to the Investor Rights Agreement, Seller and AIG agreed, and certain permitted transferees of such securities will agree, to vote any and all of the securities of MetLife that were received as part of the consideration for the Acquisition, and all shares received or to be received upon conversion or settlement of securities included in such consideration (collectively, Covered Securities), in the same proportion as the shares of common stock or such other voting securities voted by all other holders of MetLife’s common stock and other voting securities (Voting Covenant). However, the Company may decide to waive this proportionate-voting obligation to the extent that Seller chooses to vote its shares in favor of the conversion of the Convertible Preferred Stock into MetLife, Inc. common stock, if and when MetLife shareholders vote on such a proposal. The Investor Rights Agreement is included as Exhibit 4.1 to the Form 8-K filed by MetLife on November 2, 2010, and is incorporated herein by reference. Shareholders are urged to read the Investor Rights Agreement in its entirety.

As a result of the Voting Covenant, (a) the issuance of the Covered Securities has had, and will have, no effect on the relative voting powers of the beneficial owners of MetLife’s common stock, including the Board of Directors of MetLife, and (b) so long as and to the extent that Covered Securities are held by persons bound by the Voting Covenant, the percentage of votes cast at the direction of the Board of Directors is and will effectively be the same as it would be if the Covered Securities entitled to vote on the matter were not considered to be outstanding for purposes of such vote. Accordingly, the Board Directors disclaimed beneficial ownership of any of the Covered Securities.

(2)	This information is based solely on the Schedule 13G filed with the SEC on November 9, 2010 by AIG and Seller (together, AIG Entities). The AIG Entities reported that AIG has sole voting power to elect the managers of Seller and accordingly has shared power to vote and dispose of any securities owned by Seller. The AIG Entities each reported shared voting and dispositive power over 78,239,712 shares of common stock.

The AIG Entities also reported that Seller owns 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife (Convertible Preferred Stock) which will automatically be converted into 68,570,000 shares of common stock on the third business day after MetLife receives all approvals of its shareholders necessary pursuant to New York Stock Exchange rules to vote on such approval. Under certain circumstances, the Convertible Preferred Stock will convert into common stock. The AIG Entities reported that if such a conversion occurs, Seller will own, when taken together with the 78,239,712 shares it already owns, a total of 146,809,712 shares of common stock.

The shares of common stock owned by Seller do not include shares of common stock that Seller is required to purchase pursuant to the forward stock purchase contracts that form part of common equity units (Equity Units) of MetLife issued to Seller as part of the consideration for the Acquisition. These forward stock purchase contracts will settle on three dates that are currently expected to be October 10, 2012, September 11, 2013 and October 7, 2014, but may be postponed under certain circumstances. The number of shares of common stock to be purchased pursuant to the stock purchase contracts can vary from a minimum of 67,764,000 to a maximum of 84,696,000 shares of common stock, in the aggregate, depending on the market price of the common stock during a period prior to the settlement dates. Alternatively, Seller has the right to purchase 67,764,000 shares of common stock before October 10, 2012 and prior to the settlement dates of the stock purchase contracts, provided that it has given MetLife at least sixty-one days’ prior notice that it may exercise such right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Procedures for Reviewing Related Person Transactions.

The Company has established written procedures for the review, approval or ratification of related person transactions. A related person transaction includes certain financial transactions, arrangements or relationships in which the Company is or is proposed to be a participant and in which a Director, Director nominee or Executive Officer of the Company or any of their immediate family members has or will have a material interest. Related person transactions may include:

•	Legal, investment banking, consulting or management services provided to the Company by a related person or an entity with which the related person is affiliated;

•	Sales, purchases and leases of real property between the Company and a related person or an entity with which the related person is affiliated;

•	Material investments by the Company in an entity with which a related person is affiliated;

•	Contributions by the Company to a civic or charitable organization for which a related person serves as an executive officer; and

•	Indebtedness or guarantees of indebtedness involving the Company and a related person or an entity with which the related person is affiliated.

Under the procedures, Directors, Director nominees and Executive Officers of the Company are required to report related person transactions in writing to the Company. The Governance Committee reviews, approves or ratifies related person transactions involving Directors, Director nominees and the Chief Executive Officer or any of their immediate family members. A vote of a majority of disinterested Directors of the Governance Committee is required to approve or ratify a transaction. The Chief Executive Officer reviews, approves or ratifies related person transactions involving Executive Officers of the Company (other than the Chief Executive Officer) or any of their immediate family members. The Chief Executive Officer may refer any such transaction to the Governance Committee for review, approval or ratification if he believes that such referral would be appropriate.

The Governance Committee or the Chief Executive Officer will approve a related person transaction if it is fair and reasonable to the Company and consistent with the best interests of the Company, taking into account the business purpose of the transaction, whether the transaction is entered into on an arm’s-length basis on terms fair to the Company, and whether the transaction is consistent with applicable codes of conduct of the Company. If a transaction is not approved or ratified, it may be referred to legal counsel for review and consultation regarding possible further action by the Company. Such action may include terminating the transaction if not yet entered into or, if it is an existing transaction, rescinding the transaction or modifying it in a manner that would allow it to be ratified or approved in accordance with the procedures.

The Board of Directors reviewed the transactions described below under “Related Person Transactions — American International Group, Inc.” in connection with its approval of such transactions, and has determined that the transactions are consistent with the criteria set forth in the preceding paragraph with respect to the approval of related person transactions. However, the Company’s procedures do not contemplate separate review of related person transactions involving persons other than Directors, Director nominees and Executive Officers.

Related Person Transactions

American International Group, Inc.  Pursuant to the Acquisition, MetLife agreed to acquire Alico from AIG and Seller, a subsidiary of AIG. The Acquisition was completed on November 1, 2010, and resulted in Seller and AIG becoming the beneficial owners of 5% or more of the outstanding common stock of MetLife.

To complete the Acquisition, MetLife paid to Seller $7.2 billion in cash, after adjustments, and issued to

Seller common stock, Convertible Preferred Stock and Equity Units.

Equity Units.  The $3.0 billion aggregate stated amount of Equity Units issued to Seller consisted of (i) forward purchase contracts obligating the holder to purchase a variable number of shares of MetLife’s common stock on specified future dates for a fixed price and (ii) an interest in (x) $1.0 billion aggregate principal amount of MetLife’s 1.564% Series C Senior Debentures due 2023, (y) $1.0 billion aggregate principal amount of MetLife’s 1.923% Series D Senior Debentures due 2024 and (z) $1.0 billion aggregate principal amount of MetLife’s 2.463% Series E Senior Debentures due 2045. On March 15, 2011, MetLife will pay $55.83 million to Seller with respect to the Equity Units. Under the terms of the Equity Units, the Series C Senior Debentures, the Series D Senior Debentures and the Series E Senior Debentures constituting part of the Equity Units will each be subject to separate remarketings and sold to investors. Holders of the Equity Units who elect to include their Senior Debentures in a remarketing can use the proceeds thereof to meet the obligations under the forward purchase contracts to purchase MetLife’s common stock. Approximately 67.8 million to 84.7 million shares of MetLife’s common stock, subject to adjustment, will be issuable upon the settlement of the forward purchase contracts.

Investor Rights Agreement.  In connection with the Acquisition, MetLife, Seller and AIG entered into an Investor Rights Agreement. The Investor Rights Agreement sets forth certain registration rights MetLife granted to Seller in connection with the securities issued to Seller as part of the purchase price consideration, and sets forth certain agreements with respect to Seller’s ownership, voting and transfer of these securities.

Indemnification and Indemnification Collateral.  The Acquisition Agreement provides that Seller and MetLife will indemnify each other for losses pursuant to the terms and conditions set forth therein. Additionally, MetLife may be required to make certain other payments to Seller, and Seller may be required to make certain other payments to MetLife, pursuant to the terms and conditions of the Acquisition Agreement, including certain post-closing purchase price adjustments. For example, under certain circumstances, MetLife will be obligated to pay $300 million to Seller if MetLife’s shareholders do not approve a proposal to convert the

Convertible Preferred Stock into MetLife, Inc. common stock before November 1, 2011. In addition, promptly after cash is received by Seller, Seller must pay MetLife approximately $300 million with respect to an estimated tax payment that was paid by Alico to the Internal Revenue Service on February 15, 2011. The payment may be made in cash or MetLife securities. The estimated tax payment was payable by Alico as a result of MetLife’s decision to make certain tax elections with respect to the Acquisition under section 338(h)(10) and section 338(g) of the Internal Revenue Code. At this time, MetLife cannot approximate the aggregate dollar amount of such other payments that may become payable.

Seller pledged to MetLife the Equity Units issued to Seller as part of the purchase price consideration to secure payment of Seller’s obligations to MetLife under the Acquisition Agreement and the ancillary agreements (the Indemnification Collateral), including certain indemnification obligations. Periodically, Seller is entitled to withdraw Indemnification Collateral to the extent and in the amount and manner set forth in the Acquisition Agreement.

AIG Guarantee.  MetLife, Seller and AIG entered into a letter agreement on October 29, 2010 relating to AIG’s guarantee obligations under the Acquisition Agreement (the Restructuring Amendment). In the event Seller does not have sufficient cash or other liquid assets to satisfy its obligations to MetLife and certain of its affiliates and representatives, including its indemnity obligations, on a timely basis, the Restructuring Amendment provides, among other things, that AIG will unconditionally guarantee by direct payment to MetLife and such affiliates and representatives all such obligations of Seller.

Special Asset Protection Agreement.  MetLife and Alico entered into a Special Asset Protection Agreement with Seller on November 1, 2010 (Special Asset Protection Agreement). The Special Asset Protection Agreement provides for a loss sharing arrangement with respect to certain assets, whereby, if there is a default in the payment of scheduled interest or a default in the payment of principal or if an asset under certain conditions is sold or restructured at a loss, and the aggregate of any shortfalls exceeds $100 million, Seller will be obligated to pay to Alico 50% of such shortfalls in excess of $100 million. To the extent that Alico receives any payments from Seller for an asset shortfall, Alico will be obligated to pay Seller 50% of any recoveries on that asset (net of certain items) until Seller has been reimbursed for all such payments. With certain exceptions, the obligations of Seller to make payments to Alico apply with respect to payment defaults which arise until December 31, 2016, unless, on that date, an asset has an uncured principal or interest payment default. In that situation, Seller will remain obligated to make any payments on that asset until the next scheduled principal or interest payment, at which time, if the payment default remains uncured, Seller will pay Alico the excess of (i) 50% of the carrying value and all accrued but unpaid interest on that asset, minus (ii) any payments made by Seller with respect to that asset for which Alico has not reimbursed Seller from any recoveries on that asset, subject to certain other applicable offsets. At this time, MetLife cannot approximate the aggregate dollar amount of any payments under the Special Asset Purchase Agreement.

Transition Services Agreement.  MetLife and AIG also entered into a Transition Services Agreement on November 1, 2010 (Transition Services Agreement), pursuant to which each party agreed to provide to the other party and its affiliates scheduled services and access to certain facilities as well as certain migration services, knowledge transfer services, assistance with negotiations of third party vendor relationships and resuming services. Furthermore, additional services that were provided prior to the closing of the Acquisition and that were identified within 180 days of the closing of the Acquisition, will be provided by the applicable party on a commercially reasonable efforts basis. Scheduled services will be provided for the agreed period of time and for an agreed extension period, with increased fees for services provided during the extension period. In general, the term for services will not exceed 24 months from the closing of the Acquisition, except with respect to migration services (which may continue for a period of up to three months following the termination of the related service) or except as caused by delays or failures in connection with the provision of services or completion of certain required separation actions. Services can be terminated on 30 days’ advance written notice (or such other period of time as agreed to by the parties in the applicable schedule to the Transition Services Agreement) to the party providing such service, subject to the service recipient paying any scheduled termination fees. The Transition Services Agreement also provides for a variety of indemnities, as well as dispute resolution mechanisms. At this time, MetLife estimates that approximately $80 to $95 million will be paid in respect of services provided pursuant to the Transition Services Agreement.

Ordinary Course Commercial Transactions.  From time to time, MetLife or its affiliates, on the one hand, and AIG or its affiliates, on the other hand, may enter into ordinary course commercial contracts or other arrangements on substantially the same terms and conditions that prevail at the time for comparable transactions with persons who are not related persons.

The foregoing descriptions of the Acquisition Agreement, the Special Asset Protection Agreement and the Transition Services Agreements are not complete and are qualified by reference to the Acquisition Agreement, filed with MetLife’s Current Report on Form 8-K, dated March 11, 2010.

The foregoing descriptions of the Restructuring Amendment and the Investor Rights Agreement are not complete and are qualified by reference to such documents, filed with MetLife’s Current Report on Form 8-K, dated November 2, 2010.

Executive Officers.  A Company affiliate employs a sister of Executive Group member Nicholas D. Latrenta, Executive Vice President and General Counsel. The employee’s employment began approximately 6 years before Mr. Latrenta became an Executive Group member. The employee is not an officer of the Company or any MetLife affiliate, does not report directly or indirectly to Mr. Latrenta, and does not report directly to any other member of the Executive Group. In 2010, the employee participated in compensation and benefit arrangements generally applicable to similarly-situated employees, and earned compensation of approximately $120,142.

A Company affiliate employs a brother of Executive Group member Maria R. Morris, Executive Vice President, Technology & Operations. The employee’s employment began approximately 15 years before Ms. Morris became an Executive Group member. The employee is not an officer of the Company or any MetLife affiliate, does not report directly or indirectly to Ms. Morris, and does not report directly to any other member of the Executive Group. In 2010, the employee participated in compensation and benefit arrangements generally applicable to similarly-situated employees, and earned compensation of approximately $216,960.

Director Independence

An Independent Director is a Non-Management Director who the Board of Directors has affirmatively determined has no material relationships with the Company or any of its consolidated subsidiaries and is independent within the meaning of the New York Stock Exchange Corporate Governance Standards. An Independent Director for Audit Committee purposes meets additional requirements of Rule 10A-3 under the Exchange Act.

The Board of Directors has adopted categorical standards to assist it in making determinations regarding Director independence. The Board has determined that the Independent Directors satisfy all applicable categorical standards. The categorical standards are included in the Corporate Governance Guidelines of the Company, which are available on MetLife’s website at www.metlife.com/

corporategovernance under the link “Corporate Governance Guidelines.”

The Board has affirmatively determined that Sylvia Mathews Burwell, Eduardo Castro-Wright, Cheryl W. Grisé, R. Glenn Hubbard, John M. Keane, Alfred F. Kelly, Jr., James M. Kilts, Catherine R. Kinney, Hugh B. Price, David Satcher, Kenton J. Sicchitano and Lulu C. Wang are all Independent Directors who do not have any material relationships with the Company or any of its consolidated subsidiaries. The Board also affirmatively determined in 2010 that Burton A. Dole, Jr. and William C. Steere, Jr., who retired as of the commencement of the 2010 Annual Meeting, were Independent Directors who did not have any material relationships with the Company or any of its consolidated subsidiaries.

Item 14.	Principal Accounting Fees and Services

Independent Auditor

The Audit Committee has appointed Deloitte & Touche LLP (Deloitte) as the Company’s independent auditor for the fiscal year ending December 31, 2011, subject to shareholder ratification. Deloitte has served as independent auditor of MetLife and most of its subsidiaries, including Metropolitan Life Insurance Company, for many years. Its long term knowledge of the MetLife group of companies, combined with its insurance industry expertise, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency.

In considering Deloitte’s appointment, the Audit Committee reviewed the firm’s qualifications and competencies, including the following factors:

•	Deloitte’s status as a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (PCAOB) as required by the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the Rules of the PCAOB;

•	Deloitte’s independence and its processes for maintaining its independence;

•	the results of the independent review of the firm’s quality control system;

•	the key members of the engagement team for the audit of the Company’s financial statements;

•	Deloitte’s approach to resolving significant accounting and auditing matters including consultation with the firm’s national office; and

•	Deloitte’s reputation for integrity and competence in the fields of accounting and auditing.

The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that the Company expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the Company’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.

If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.

Based on this information, the Audit Committee pre-approves the audit services that the Company expects to be performed by the independent auditor in connection with the audit of the Company’s financial statements for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Company with the independent auditor.

Representatives of Deloitte will attend the 2011 Annual Meeting. They will have an opportunity to make a statement if they desire to do so, and they will be available to respond to appropriate questions.

The following table presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2010 and 2009.

Independent Auditor’s Fees for 2010 and 2009(1)

	2010	2009

Audit Fees(2)	$61.7 million	$40.7 million
Audit-Related Fees(3)	7.9 million	7.2 million
Tax Fees(4)	7.0 million	3.0 million
All Other Fees(5)	2.8 million	0.3 million

(1)	All fees shown in the table related to services that were approved by the Audit Committee.

(2)	Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(3)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with proposed or consummated acquisitions and divestitures, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(4)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(5)	Fees for other types of permitted services.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2011

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name:   C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.