Form 10-Q
period 2011-03-31
METLIFE INC
filed 2011-05-10
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

At May 2, 2011, 1,057,040,484 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at March 31, 2011 (Unaudited) and December 31, 2010 and for the Three Months Ended March 31, 2011 and 2010 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	107
Item 3. Quantitative and Qualitative Disclosures About Market Risk	160
Item 4. Controls and Procedures	168
Part II — Other Information	168
Item 1. Legal Proceedings	168
Item 1A. Risk Factors	170
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	178
Item 6. Exhibits	179
Signatures	180
Exhibit Index	E-1
EX-3.6
EX-4.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

As used in this Form 10-Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc. its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on us; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on our mortgage loans; (11) the impairment of other financial institutions that could adversely affect our investments or business; (12) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company (“American Life”), a subsidiary of AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), and Delaware American Life Insurance Company (“DelAm” together with American Life, collectively, “ALICO”) (“the Acquisition”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (13) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the Acquisition; (14) uncertainty with respect to any incremental tax benefits resulting from the planned elections for ALICO and certain of its subsidiaries under Section 338 of the U.S. Internal Revenue Code of 1986, as amended; (15) the dilutive impact on our stockholders resulting from the issuance of equity securities in connection with the Acquisition or otherwise; (16) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (17) our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (18) downgrades in our claims paying ability, financial strength or credit ratings; (19) ineffectiveness of risk management policies and procedures; (20) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (21) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (22) catastrophe losses; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (24) unanticipated changes in industry trends; (25) changes in accounting standards, practices and/or policies; (26) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (27) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (28) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (29) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (30) adverse results or other consequences from litigation, arbitration or regulatory investigations; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (33) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, impair our ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (34) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	March 31,	December 31,
	2011	2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $327,052 and $317,617, respectively; includes $3,312 and $3,330, respectively, relating to variable interest entities)	$333,664	$324,797
Equity securities available-for-sale, at estimated fair value (cost: $3,513 and $3,621, respectively)	3,584	3,602
Trading and other securities, at estimated fair value (includes: $572 and $463, of actively traded securities, respectively; and $359 and $387, respectively, relating to variable interest entities)	19,365	18,589
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $621 and $664, respectively; includes $6,771 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	59,397	58,976
Held-for-sale, principally at estimated fair value	2,435	3,321

Mortgage loans, net	61,832	62,297
Policy loans	11,872	11,761
Real estate and real estate joint ventures (includes $15 and $10, respectively, relating to variable interest entities)	8,042	8,030
Other limited partnership interests (includes $311 and $298, respectively, relating to variable interest entities)	6,409	6,416
Short-term investments, principally at estimated fair value	8,822	9,384
Other invested assets, principally at estimated fair value (includes $103 and $104, respectively, relating to variable interest entities)	13,693	15,430

Total investments	467,283	460,306
Cash and cash equivalents, principally at estimated fair value (includes $231 and $69, respectively, relating to variable interest entities)	10,692	12,957
Accrued investment income (includes $32 and $34, respectively, relating to variable interest entities)	4,478	4,328
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	20,315	19,799
Deferred policy acquisition costs and value of business acquired	27,979	27,092
Goodwill	11,946	11,781
Other assets (includes $7 and $6, respectively, relating to variable interest entities)	9,321	8,174
Assets of subsidiaries held-for-sale	3,413	3,331
Separate account assets	195,914	183,138

Total assets	$751,341	$730,906

Liabilities and Equity
Liabilities
Future policy benefits	$172,987	$170,912
Policyholder account balances	214,641	210,757
Other policy-related balances	15,641	15,750
Policyholder dividends payable	820	830
Policyholder dividend obligation	793	876
Payables for collateral under securities loaned and other transactions	28,625	27,272
Bank deposits	9,313	10,316
Short-term debt	572	306
Long-term debt (includes $6,718 and $6,902, respectively, at estimated fair value, relating to variable interest entities)	27,604	27,586
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,191	3,191
Current income tax payable	113	297
Deferred income tax liability	2,238	1,856
Other liabilities (includes $112 and $93, respectively, relating to variable interest entities)	20,037	20,366
Liabilities of subsidiaries held-for-sale	3,206	3,043
Separate account liabilities	195,914	183,138

Total liabilities	700,992	681,793

Contingencies, Commitments and Guarantees (Note 8)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	128	117

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 0 and 6,857,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,059,276,399 and 989,031,704 shares issued at March 31, 2011 and December 31, 2010, respectively; 1,056,082,512 and 985,837,817 shares outstanding at March 31, 2011 and December 31, 2010, respectively	11	10
Additional paid-in capital	26,668	26,423
Retained earnings	22,193	21,363
Treasury stock, at cost; 3,193,887 shares at March 31, 2011 and December 31, 2010	(172)	(172)
Accumulated other comprehensive income (loss)	1,115	1,000

Total MetLife, Inc.’s stockholders’ equity	49,816	48,625
Noncontrolling interests	405	371

Total equity	50,221	48,996

Total liabilities and equity	$751,341	$730,906

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

(In millions, except per share data)

	Three Months
	Ended
	March 31,
	2011	2010

Revenues
Premiums	$8,554	$6,788
Universal life and investment-type product policy fees	1,889	1,405
Net investment income	5,317	4,321
Other revenues	566	513
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(132)	(151)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	9	59
Other net investment gains (losses)	24	124

Total net investment gains (losses)	(99)	32
Net derivative gains (losses)	(315)	41

Total revenues	15,912	13,100

Expenses
Policyholder benefits and claims	8,231	7,464
Interest credited to policyholder account balances	1,924	1,142
Policyholder dividends	372	377
Other expenses	3,902	2,932

Total expenses	14,429	11,915

Income (loss) from continuing operations before provision for income tax	1,483	1,185
Provision for income tax expense (benefit)	428	356

Income (loss) from continuing operations, net of income tax	1,055	829
Income (loss) from discontinued operations, net of income tax	(42)	5

Net income (loss)	1,013	834
Less: Net income (loss) attributable to noncontrolling interests	7	(1)

Net income (loss) attributable to MetLife, Inc.	1,006	835
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$830	$805

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.82	$0.97

Diluted	$0.82	$0.96

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.78	$0.98

Diluted	$0.78	$0.97

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2011 (Unaudited)

(In millions)

							Accumulated Other Comprehensive Income (Loss)
							Net		Foreign	Defined	Total
		Convertible		Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests (1)	Equity

Balance at December 31, 2010	$1	$—	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Redemption of convertible preferred stock		—		(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance — newly issued shares			1	2,949							2,950		2,950
Stock-based compensation				101		—					101		101
Dividends on preferred stock					(30)						(30)		(30)
Change in equity of noncontrolling interests												36	36
Comprehensive income (loss):
Net income (loss)					1,006						1,006	(3)	1,003
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							(116)				(116)		(116)
Unrealized investment gains (losses), net of related offsets and income tax							(240)	27			(213)	—	(213)
Foreign currency translation adjustments, net of income tax									425		425	1	426
Defined benefit plans adjustment, net of income tax										19	19		19

Other comprehensive income (loss)											115	1	116

Comprehensive income (loss)											1,121	(2)	1,119

Balance at March 31, 2011	$1	$—	$11	$26,668	$22,193	$(172)	$3,000	$(339)	$(116)	$(1,430)	$49,816	$405	$50,221

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $10 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity  — (Continued)
For the Three Months Ended March 31, 2010 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax				(12)		31	11			30		30

Balance at January 1, 2010	1	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Stock-based compensation			12		18					30		30
Dividends on preferred stock				(30)						(30)		(30)
Change in equity of noncontrolling interests											(14)	(14)
Comprehensive income (loss):
Net income (loss)				835						835	(1)	834
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						78				78		78
Unrealized investment gains (losses), net of related offsets and income tax						1,696	(29)			1,667	(1)	1,666
Foreign currency translation adjustments, net of income tax								61		61	7	68
Defined benefit plans adjustment, net of income tax									19	19		19

Other comprehensive income (loss)										1,825	6	1,831

Comprehensive income (loss)										2,660	5	2,665

Balance at March 31, 2010	$1	$8	$16,871	$20,294	$(172)	$988	$(531)	$(122)	$(1,526)	$35,811	$368	$36,179

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2011	2010

Net cash provided by operating activities	$3,501	$2,871

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	25,149	14,896
Equity securities	473	255
Mortgage loans	2,411	1,152
Real estate and real estate joint ventures	106	18
Other limited partnership interests	320	97
Purchases of:
Fixed maturity securities	(32,954)	(22,518)
Equity securities	(271)	(134)
Mortgage loans	(2,678)	(1,156)
Real estate and real estate joint ventures	(159)	(176)
Other limited partnership interests	(211)	(166)
Cash received in connection with freestanding derivatives	1,070	465
Cash paid in connection with freestanding derivatives	(1,916)	(725)
Net change in policy loans	(87)	(85)
Net change in short-term investments	774	386
Net change in other invested assets	(68)	128
Other, net	(53)	(35)

Net cash used in investing activities	(8,094)	(7,598)

Cash flows from financing activities
Policyholder account balances:
Deposits	25,042	17,321
Withdrawals	(23,363)	(14,194)
Net change in payables for collateral under securities loaned and other transactions	1,353	1,786
Net change in bank deposits	(1,027)	(218)
Net change in short-term debt	266	(594)
Long-term debt issued	280	163
Long-term debt repaid	(249)	(322)
Common stock issued, net of issuance costs	2,997	—
Redemption of convertible preferred stock	(2,805)	—
Preferred stock redemption premium	(146)	—
Dividends on preferred stock	(30)	(30)
Other, net	(56)	(67)

Net cash provided by financing activities	2,262	3,845

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	93	(28)

Change in cash and cash equivalents	(2,238)	(910)
Cash and cash equivalents, beginning of period	13,046	10,112

Cash and cash equivalents, end of period	$10,808	$9,202

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$89	$88

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$116	$85

Cash and cash equivalents, from continuing operations, beginning of period	$12,957	$10,024

Cash and cash equivalents, from continuing operations, end of period	$10,692	$9,117

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$333	$258

Income tax	$415	$(88)

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$8

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States (“U.S.”), Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). See Note 13 for further business segment information.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG, (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). The Acquisition was accounted for using the acquisition method of accounting. ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of February 28, 2011 and the operating results of ALICO for the quarter ended February 28, 2011. The accounting policies of ALICO were conformed to those of MetLife upon the Acquisition. See Note 2.

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

Certain amounts in the prior year period’s interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of $41 million to net derivative gains (losses) in the consolidated statements of operations for the three months ended March 31, 2010;

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Realignment that affected assets, liabilities and results of operations on a segment basis with no impact to the consolidated results. See Note 13;

•	Reclassifications related to operating revenues and expenses that affected results of operations on a segment and consolidated basis. See Note 13; and

•	Reclassifications related to discontinued operations. See Note 14.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2011, its consolidated results of operations for the three months ended March 31, 2011 and 2010, its consolidated cash flows for the three months ended March 31, 2011 and 2010, and its consolidated statements of equity for the three months ended March 31, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2011, the Company adopted new guidance that addresses when a business combination should be assumed to have occurred for the purpose of providing pro forma disclosure. Under the new guidance, if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include additional narratives. The adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted new guidance regarding goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted new guidance regarding accounting for investment funds determined to be VIEs. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contractholder is a related party. The adoption did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding effective control in repurchase agreements (Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements), effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In April 2011, the FASB issued new guidance regarding accounting for troubled debt restructuring (ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. The Company is currently evaluating the impact this guidance would have on its consolidated financial statements and related disclosures.

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for the first quarter of 2012. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact this guidance would have on its consolidated financial statements and related disclosures.

2.	Acquisitions and Dispositions

2010 Acquisition of ALICO

Description of Transaction

On the Acquisition Date, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life from AM Holdings, a subsidiary of AIG, and DelAm from AIG for a total purchase price of $16.4 billion. The Acquisition has significantly broadened the Company’s diversification by product, distribution and geography, will meaningfully accelerate MetLife’s global growth strategy, and creates the opportunity to build an international franchise leveraging the key strengths of ALICO.

On March 8, 2011, AM Holdings sold, in public offering transactions, all the shares of common stock and common equity units it received as consideration from MetLife in connection with the Acquisition. The Company did not receive any of the proceeds from the sale of either the shares of common stock held by AM Holdings or the common equity units owned by AM Holdings. On March 8, 2011, MetLife, Inc. issued 68,570,000 shares of common stock for gross proceeds of $3.0 billion, which were used to repurchase and cancel 6,857,000 shares of convertible preferred stock received by AM Holdings from MetLife in connection with the Acquisition. See Note 10 herein and Note 2 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired and liabilities assumed that could not be individually identified. The goodwill recorded as part of the Acquisition includes the expected synergies and other benefits that management believes will result from combining the operations of ALICO with the operations of MetLife, including further diversification in geographic mix and product offerings and an increase in distribution strength. Of the $7.0 billion in goodwill resulting from the Acquisition, $5.2 billion was allocated to reporting units in the Japan segment and $1.8 billion was allocated to reporting units in the Other International Regions segment.

Contingent Consideration

American Life has guaranteed that the fair value of a fund of assets backing certain United Kingdom unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million AIG will pay the difference to American Life and conversely, if the shortfall at July 1, 2012 is less than £106 million American Life will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the guaranteed amount by July 1, 2012. The contingent consideration liability was $127 million at March 31, 2011. The increase in the contingent

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

consideration liability amount during the three months ended March 31, 2011 was recorded in net derivative gains (losses) in the interim condensed consolidated statement of operations.

Current and Deferred Income Tax

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities, with certain exceptions such as certain temporary differences relating to goodwill under purchase accounting.

For federal income tax purposes, MetLife, Inc. and AM Holdings are expected to make elections under Section 338 of the U.S. Internal Revenue Code of 1986, as amended (the “Section 338 Elections”) with respect to American Life and certain of its subsidiaries. In addition, MetLife, Inc. and AIG are expected to make a Section 338 Election with respect to DelAm. Under such elections, the U.S. tax basis of the assets deemed acquired and liabilities assumed of ALICO were adjusted as of the Acquisition Date to reflect the consequences of the Section 338 Elections.

At March 31, 2011, ALICO’s current and deferred income tax liabilities are provisional and not yet finalized. Current income taxes may be adjusted pending the resolution of the amount of taxes resulting from the Section 338 Elections and the filing of income tax returns. Deferred income taxes may be adjusted as a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches, the filing of income tax returns and as additional information becomes available during the measurement period. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date.

Costs Related to Acquisition

Transaction and Integration-Related Expenses.  The Company incurred $2 million and $27 million of transaction costs for the three months ended March 31, 2011 and 2010, respectively. Transaction costs represent costs directly related to effecting the Acquisition and primarily include banking and legal expenses. Such costs have been expensed as incurred and are included in other expenses. These expenses have been reported within Banking, Corporate & Other.

Integration-related expenses incurred were $68 million and $2 million for the three months ended March 31, 2011 and 2010, respectively, and are included in other expenses. Integration costs represent incremental costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. As the integration of ALICO is an enterprise-wide initiative, these expenses have been reported within Banking, Corporate & Other.

Restructuring Costs and Other Charges.  As part of the integration of ALICO’s operations, management has initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. For the three months ended March 31, 2011, the Company recognized a severance-related restructuring charge of $17 million associated with the termination of certain employees in connection with this initiative which was reflected within other expenses. Total severance-related restructuring charges incurred since inception and through March 31, 2011 were $27 million. The Company made cash payments of $14 million related to these severance costs during the three months ended March 31, 2011. The balance at March 31, 2011 related to severance-related restructuring costs was $13 million. These expenses have been reported within Banking, Corporate & Other.

Estimated restructuring costs may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges including severance, contract termination costs and other associated costs through the year ended December 31, 2011. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at March 31, 2011.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2011 Disposition

On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc., for $267 million (¥22.5 billion) in cash consideration. During the three months ended March 31, 2011, the Company recorded an additional loss of $52 million, net of income tax, in net investment gains (losses) within the interim condensed consolidated statement of operations. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Other International Regions segment.

2011 Pending Disposition

During the first quarter of 2011, the Company entered into a definitive agreement with a third party to sell its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. The transaction is expected to close no later than December 31, 2011. As a part of the sale agreement, the Company received a deposit of $10 million from the third party which is included in other liabilities in the interim condensed consolidated balance sheet at March 31, 2011. The deposit, which is refundable in certain cases, will be applied against the final purchase price. As a result of recording MetLife Taiwan’s net assets at the lower of cost or fair value as assets and liabilities held-for-sale, the Company recognized a net investment loss in discontinued operations of $67 million, net of income tax, for the three months ended March 31, 2011. Income from the operations of MetLife Taiwan of $6 million and $3 million, net of income tax, for the three months ended March 31, 2011 and 2010, respectively, were also recorded in discontinued operations.

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gains and losses, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	March 31, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$90,810	$4,277	$1,538	$—	$93,549	28.0%
Foreign corporate securities (1)	66,414	3,289	1,007	(1)	68,697	20.6
Foreign government securities	44,288	1,584	683	—	45,189	13.6
Residential mortgage-backed securities (“RMBS”)	44,627	1,542	703	459	45,007	13.5
U.S. Treasury and agency securities	35,158	1,179	858	—	35,479	10.6
Commercial mortgage-backed securities (“CMBS”) (1)	19,135	838	196	(8)	19,785	5.9
Asset-backed securities (“ABS”)	15,308	306	524	100	14,990	4.5
State and political subdivision securities	11,306	192	537	—	10,961	3.3
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities (2),(3)	$327,052	$13,208	$6,046	$550	$333,664	100.0%

Equity Securities:
Common stock	$1,939	$193	$20	$—	$2,112	58.9%
Non-redeemable preferred stock (2)	1,574	90	192	—	1,472	41.1

Total equity securities	$3,513	$283	$212	$—	$3,584	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$88,905	$4,469	$1,602	$—	$91,772	28.3%
Foreign corporate securities	65,487	3,326	925	—	67,888	20.9
Foreign government securities	40,871	1,733	602	—	42,002	12.9
RMBS	44,468	1,652	917	470	44,733	13.8
U.S. Treasury and agency securities	32,469	1,394	559	—	33,304	10.2
CMBS	20,213	740	266	12	20,675	6.4
ABS	14,722	274	590	119	14,287	4.4
State and political subdivision securities	10,476	171	518	—	10,129	3.1
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities (2),(3)	$317,617	$13,760	$5,979	$601	$324,797	100.0%

Equity Securities:
Common stock	$2,059	$146	$12	$—	$2,193	60.9%
Non-redeemable preferred stock (2)	1,562	76	229	—	1,409	39.1

Total equity securities	$3,621	$222	$241	$—	$3,602	100.0%

(1)	OTTI losses as presented above represents the noncredit portion of OTTI losses that is included in accumulated other comprehensive income (loss). OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities and CMBS were in an unrealized gain (loss) position of $1 million and $8 million, respectively, at March 31, 2011, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “Net Unrealized Investment Gains (Losses)”.

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics, are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			March 31, 2011	December 31, 2010
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$1,105	$1,043
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$226	$236
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$1,782	$2,008
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$75	$83

(3)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities”, were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.2 billion and $2.7 billion at estimated fair value of such securities at March 31, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by the Company’s insurance subsidiaries that file NAIC statutory financial statements are presented based on final ratings from the revised NAIC rating methodologies which became effective prior to January 1, 2011 (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	March 31, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$25,139	$24,870
Net unrealized gains (losses)	$(218)	$(696)
Non-income producing fixed maturity securities:
Estimated fair value	$148	$130
Net unrealized gains (losses)	$(20)	$(23)

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s equity, other than the government securities summarized in the table below. The estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $1.4 billion and $1.6 billion prior to considering net purchased credit default swap protection at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities was 2.9% and 3.2% of the Company’s equity at March 31, 2011 and December 31, 2010, respectively and 0.3% of total cash and invested assets at both March 31, 2011 and December 31, 2010.

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings, which were greater than 10% of the Company’s equity at:

	March 31, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

Government and agency fixed maturity securities:
United States	$35,479	$33,304
Japan	$16,596	$15,591
Mexico	$5,306	$5,050
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$4,026	$4,048
Cash equivalents	$4,300	$5,762

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value for cash equivalents.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information for U.S. and foreign corporate securities at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$68,697	42.3%	$67,888	42.5%
U.S. corporate fixed maturity securities — by industry:
Industrial	22,437	13.8	22,070	13.8
Consumer	22,344	13.8	21,482	13.5
Finance	20,317	12.5	20,785	13.0
Utility	17,668	10.9	16,902	10.6
Communications	7,607	4.7	7,335	4.6
Other	3,176	2.0	3,198	2.0

Total	$162,246	100.0%	$159,660	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$2,189	0.5%	$2,291	0.5%
Holdings in ten issuers with the largest exposures	$13,463	2.9%	$14,247	3.1%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Pass-through securities	$23,275	51.7%	$22,430	50.1%
Collateralized mortgage obligations	21,732	48.3	22,303	49.9

Total RMBS	$45,007	100.0%	$44,733	100.0%

By risk profile:
Agency	$34,856	77.5%	$34,254	76.6%
Prime	5,900	13.1	6,258	14.0
Alternative residential mortgage loans	4,251	9.4	4,221	9.4

Total RMBS	$45,007	100.0%	$44,733	100.0%

Rated Aaa/AAA	$36,550	81.2%	$36,085	80.7%

Rated NAIC 1	$39,482	87.7%	$38,984	87.1%

See “Note 3 — Investments — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$91	2.1%	$93	2.2%
2005	1,519	35.7	1,483	35.1
2006	1,019	24.0	1,013	24.0
2007	943	22.2	922	21.8
2008	6	0.1	7	0.2
2009 (1)	641	15.1	671	15.9
2010 (1)	32	0.8	32	0.8

Total	$4,251	100.0%	$4,221	100.0%

(1)	All of the Company’s Alt-A RMBS holdings in the 2009 and 2010 vintage years are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) Alt-A RMBS that were purchased in 2009 and 2010 and are comprised of original issue vintage year 2005 through 2007 Alt-A RMBS. All of the Company’s Re-REMIC Alt-A RMBS holdings are NAIC 1 rated.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$(577)		$(670)
Rated Aa/AA or better		14.7%		15.9%
Rated NAIC 1		41.2%		39.5%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		90.8%		90.7%
Hybrid adjustable rate mortgage loans collateral		9.2		9.3

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	March 31, 2011
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$6,851	$7,032	$229	$231	$155	$154	$74	$72	$21	$19	$7,330	$7,508
2004	3,452	3,579	508	517	106	104	103	103	91	73	4,260	4,376
2005	2,904	3,091	400	430	315	336	201	207	46	42	3,866	4,106
2006	1,454	1,536	164	168	88	94	166	178	175	192	2,047	2,168
2007	676	689	414	385	173	166	51	53	96	106	1,410	1,399
2008	—	—	28	35	—	—	—	—	—	—	28	35
2009	2	2	—	—	—	—	—	—	—	—	2	2
2010	3	3	56	55	—	—	—	—	—	—	59	58
2011	133	133	—	—	—	—	—	—	—	—	133	133

Total	$15,475	$16,065	$1,799	$1,821	$837	$854	$595	$613	$429	$432	$19,135	$19,785

Ratings Distribution		81.2%		9.2%		4.3%		3.1%		2.2%		100.0%

	December 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$7,411	$7,640	$282	$282	$228	$227	$74	$71	$28	$24	$8,023	$8,244
2004	3,489	3,620	277	273	216	209	181	175	91	68	4,254	4,345
2005	3,113	3,292	322	324	286	280	263	255	73	66	4,057	4,217
2006	1,463	1,545	159	160	168	168	385	398	166	156	2,341	2,427
2007	840	791	344	298	96	95	119	108	122	133	1,521	1,425
2008	2	2	—	—	—	—	—	—	—	—	2	2
2009	3	3	—	—	—	—	—	—	—	—	3	3
2010	8	8	—	—	4	4	—	—	—	—	12	12

Total	$16,329	$16,901	$1,384	$1,337	$998	$983	$1,022	$1,007	$480	$447	$20,213	$20,675

Ratings Distribution		81.7%		6.4%		4.8%		4.9%		2.2%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The NAIC rating distribution of the Company’s holdings of CMBS was as follows at:

	March 31, 2011	December 31, 2010

NAIC 1	93.9%	93.7%
NAIC 2	3.3%	3.2%
NAIC 3	1.4%	1.8%
NAIC 4	1.1%	1.0%
NAIC 5	0.3%	0.3%
NAIC 6	—%	—%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$5,879	39.2%	$6,027	42.2%
Student loans	2,648	17.7	2,416	16.9
Collateralized debt obligations	1,949	13.0	1,798	12.6
RMBS backed by sub-prime mortgage loans	1,113	7.4	1,119	7.8
Automobile loans	776	5.2	605	4.2
Other loans	2,625	17.5	2,322	16.3

Total	$14,990	100.0%	$14,287	100.0%

Rated Aaa/AAA	$10,486	70.0%	$10,411	72.9%

Rated NAIC 1	$13,805	92.1%	$13,133	91.9%

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,113 million and $1,119 million and unrealized losses of $274 million and $317 million at March 31, 2011 and December 31, 2010, respectively. Approximately 28% of this portfolio was rated Aa or better, of which 75% was in vintage year 2005 and prior at March 31, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. Approximately 63% and 66% of this portfolio was rated NAIC 2 or better at March 31, 2011 and December 31, 2010, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at March 31, 2011 and December 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$10,343	$10,487	$8,580	$8,702
Due after one year through five years	66,913	68,596	65,143	66,796
Due after five years through ten years	79,908	82,766	76,508	79,571
Due after ten years	90,818	92,033	87,983	90,033

Subtotal	247,982	253,882	238,214	245,102
RMBS, CMBS and ABS	79,070	79,782	79,403	79,695

Total fixed maturity securities	$327,052	$333,664	$317,617	$324,797

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

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$7,189	$7,817
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(550)	(601)

Total fixed maturity securities	6,639	7,216
Equity securities	99	(3)
Derivatives	(237)	(59)
Other	4	42

Subtotal	6,505	7,196

Amounts allocated from:
Insurance liability loss recognition	(569)	(672)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	31	38
DAC and VOBA	(1,187)	(1,205)
Policyholder dividend obligation	(793)	(876)

Subtotal	(2,518)	(2,715)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	180	197
Deferred income tax benefit (expense)	(1,510)	(1,692)

Net unrealized investment gains (losses)	2,657	2,986
Net unrealized investment gains (losses) attributable to noncontrolling interests	4	4

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,661	$2,990

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	March 31, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(601)	$(859)
Noncredit OTTI losses recognized (1)	(9)	(212)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	37	137
Subsequent increases in estimated fair value	23	317

Balance, end of period	$(550)	$(601)

(1)	Noncredit OTTI losses recognized, net of deferred policy acquisition costs (“DAC”), were ($13) million and ($202) million for the periods ended March 31, 2011 and December 31, 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months
Ended
March 31, 2011
(In millions)

Balance, beginning of period	$2,990
Fixed maturity securities on which noncredit OTTI losses have been recognized	51
Unrealized investment gains (losses) during the period	(742)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	103
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(7)
DAC and VOBA	18
Policyholder dividend obligation	83
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(17)
Deferred income tax benefit (expense)	182

Net unrealized investment gains (losses)	2,661
Net unrealized investment gains (losses) attributable to noncontrolling interests	—

Balance, end of period	$2,661

Change in net unrealized investment gains (losses)	$(329)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(329)

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized losses of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$22,680	$580	$7,608	$958	$30,288	$1,538
Foreign corporate securities	23,018	635	3,320	371	26,338	1,006
Foreign government securities	26,529	670	172	13	26,701	683
RMBS	9,396	257	5,873	905	15,269	1,162
U.S. Treasury and agency securities	14,313	827	110	31	14,423	858
CMBS	3,187	52	1,061	136	4,248	188
ABS	2,999	35	2,767	589	5,766	624
State and political subdivision securities	5,036	251	968	286	6,004	537
Other fixed maturity securities	1	—	—	—	1	—

Total fixed maturity securities	$107,159	$3,307	$21,879	$3,289	$129,038	$6,596

Equity Securities:
Common stock	$97	$20	$—	$—	$97	$20
Non-redeemable preferred stock	173	11	828	181	1,001	192

Total equity securities	$270	$31	$828	$181	$1,098	$212

Total number of securities in an unrealized loss position	5,882		1,533

	December 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$22,954	$447	$8,319	$1,155	$31,273	$1,602
Foreign corporate securities	22,415	410	3,976	515	26,391	925
Foreign government securities	26,659	585	189	17	26,848	602
RMBS	7,588	212	6,700	1,175	14,288	1,387
U.S. Treasury and agency securities	13,401	530	118	29	13,519	559
CMBS	3,787	29	1,363	249	5,150	278
ABS	2,713	42	3,026	667	5,739	709
State and political subdivision securities	5,061	246	988	272	6,049	518
Other fixed maturity securities	1	—	—	—	1	—

Total fixed maturity securities	$104,579	$2,501	$24,679	$4,079	$129,258	$6,580

Equity Securities:
Common stock	$89	$12	$1	$—	$90	$12
Non-redeemable preferred stock	191	9	824	220	1,015	229

Total equity securities	$280	$21	$825	$220	$1,105	$241

Total number of securities in an unrealized loss position	5,609		1,704

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized losses, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss), gross unrealized losses as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$106,912	$1,821	$2,990	$446	5,432	123
Six months or greater but less than nine months	2,300	186	156	63	291	13
Nine months or greater but less than twelve months	740	159	20	53	59	11
Twelve months or greater	19,740	3,776	1,640	1,228	1,171	227

Total	$129,692	$5,942	$4,806	$1,790

Percentage of amortized cost			4%	30%

Equity Securities:
Less than six months	$245	$43	$12	$18	96	21
Six months or greater but less than nine months	3	1	—	1	4	5
Nine months or greater but less than twelve months	28	—	4	—	2	—
Twelve months or greater	604	386	58	119	39	15

Total	$880	$430	$74	$138

Percentage of cost			8%	32%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$105,301	$1,403	$2,348	$368	5,320	121
Six months or greater but less than nine months	1,125	376	29	102	104	29
Nine months or greater but less than twelve months	371	89	28	27	50	9
Twelve months or greater	21,627	5,546	1,863	1,815	1,245	311

Total	$128,424	$7,414	$4,268	$2,312

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$247	$94	$10	$22	106	33
Six months or greater but less than nine months	29	65	5	16	3	2
Nine months or greater but less than twelve months	6	47	—	16	3	2
Twelve months or greater	518	340	56	116	35	14

Total	$800	$546	$71	$170

Percentage of cost			9%	31%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $116 million at December 31, 2010 to $119 million at March 31, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, $119 million of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at March 31, 2011 were non-redeemable preferred stock, of which $118 million were financial services industry investment grade non-redeemable preferred stock, of which 80% were rated A or better.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $6.8 billion at both March 31, 2011 and December 31, 2010, were concentrated, calculated as a percentage of gross unrealized losses and OTTI losses, by sector and industry as follows:

	March 31, 2011	December 31, 2010

Sector:
U.S. corporate securities	23%	23%
RMBS	17	20
Foreign corporate securities	15	14
U.S. Treasury and agency securities	13	8
Foreign government securities	10	9
ABS	9	10
State and political subdivision securities	8	8
CMBS	3	4
Other	2	4

Total	100%	100%

Industry:
Mortgage-backed	20%	24%
Finance	17	21
U.S. Treasury and agency securities	13	8
Foreign government securities	10	9
Asset-backed	9	10
State and political subdivision securities	8	8
Utility	6	5
Consumer	6	4
Communications	2	2
Industrial	1	2
Other	8	7

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	March 31, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	97	6	107	6
Total gross unrealized losses	$1,885	$93	$2,014	$103
Percentage of total gross unrealized losses	29%	44%	31%	43%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $139 million during the three months ended March 31, 2011. The decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2011, was primarily attributable to the narrowing of credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at March 31, 2011:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
				(In millions)

Less than six months	$18	$5	28%	$5	100%	$5	100%	100%
Six months or greater but less than twelve months	1	—	—%	—	—%	—	—%	—%
Twelve months or greater	119	119	100%	118	99%	118	100%	80%

All equity securities with gross unrealized losses of 20% or more	$138	$124	90%	$123	99%	$123	100%	80%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those companies in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(132)	$(151)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	9	59

Net OTTI losses on fixed maturity securities recognized in earnings	(123)	(92)
Fixed maturity securities — net gains (losses) on sales and disposals	(40)	26

Total gains (losses) on fixed maturity securities	(163)	(66)
Other net investment gains (losses):
Equity securities	36	27
Mortgage loans	47	(28)
Real estate and real estate joint ventures	1	(22)
Other limited partnership interests	3	(1)
Other investment portfolio gains (losses)	4	58

Subtotal — investment portfolio gains (losses)	(72)	(32)

Fair value option (“FVO”) consolidated securitization entities — changes in estimated fair value included in net investment gains (losses):
Commercial mortgage loans	18	481
Securities	(40)	(4)
Long-term debt — related to commercial mortgage loans	—	(479)
Long-term debt — related to securities	47	12
Other gains (losses) (1)	(52)	54

Subtotal FVO consolidated securitization entities and other gains (losses)	(27)	64

Total net investment gains (losses)	$(99)	$32

(1)	Other gains (losses) for the three months ended March 31, 2011 includes a loss of $80 million related to the sale of the Company’s investment in MSI MetLife. See Note 2.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $35 million and $150 million for the three months ended March 31, 2011 and 2010, respectively.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$16,532	$8,372	$316	$145	$16,848	$8,517

Gross investment gains	$193	$164	$48	$31	$241	$195

Gross investment losses	(233)	(138)	(6)	(3)	(239)	(141)

Total OTTI losses recognized in earnings:
Credit-related	(43)	(86)	—	—	(43)	(86)
Other (1)	(80)	(6)	(6)	(1)	(86)	(7)

Total OTTI losses recognized in earnings	(123)	(92)	(6)	(1)	(129)	(93)

Net investment gains (losses)	$(163)	$(66)	$36	$27	$(127)	$(39)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Communications	$13	$3
Consumer	2	22
Utility	1	—
Finance	1	8

Total U.S. and foreign corporate securities	17	33
Foreign government securities	76	—
RMBS	18	30
ABS	9	19
CMBS	3	10

Total	$123	$92

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Sector:
Common stock	$6	$1
Industry:
Other industries	$6	$1

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Balance, beginning of period	$443	$581
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	8	19
Additional impairments — credit loss OTTI recognized on securities previously impaired	16	31
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(29)	(104)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	(100)
Due to securities impaired to net present value of expected future cash flows	(44)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(5)	(3)

Balance, end of period	$389	$424

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$3,683	$3,053
Equity securities	30	25
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	28	15
Mortgage loans	759	673
Policy loans	160	176
Real estate and real estate joint ventures	156	46
Other limited partnership interests	243	265
Cash, cash equivalents and short-term investments	46	18
International joint ventures (2)	(19)	17
Other	(32)	86

Subtotal	5,054	4,374
Less: Investment expenses	252	226

Subtotal, net	4,802	4,148

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	419	64
FVO consolidated securitization entities:
Commercial mortgage loans	95	105
Securities	1	4

Subtotal	515	173

Net investment income	$5,317	$4,321

(1)	Changes in estimated fair value subsequent to purchase included in net investment income:

Trading and other securities — Actively Traded Securities and FVO general account securities	$21	$7
Trading and other securities— FVO contractholder-directed unit-linked investments	$316	$57

(2)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of ($23) million and ($32) million for the three months ended March 31, 2011 and 2010, respectively.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral, generally cash, in an amount equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

Elements of the securities lending programs are presented below at:

	March 31, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$25,689	$23,715
Estimated fair value	$25,893	$24,230
Aging of cash collateral liability:
Open (1)	$3,672	$2,752
Less than thirty days	9,736	12,301
Thirty days or greater but less than sixty days	6,496	4,399
Sixty days or greater but less than ninety days	4,215	2,291
Ninety days or greater	2,346	2,904

Total cash collateral liability	$26,465	$24,647

Security collateral on deposit from counterparties	$11	$—

Reinvestment portfolio — estimated fair value	$26,188	$24,177

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2011 was $3.6 billion, of which $3.1 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate securities, U.S. Treasury and agency securities, ABS, foreign corporate securities and CMBS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented in the table below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity, equity, trading and other securities and at carrying value for mortgage loans.

	March 31, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$2,085	$2,110
Invested assets held in trust:
Collateral financing arrangements	5,550	5,340
Reinsurance arrangements	2,206	3,090
Invested assets pledged as collateral:
Funding agreements and advances — Federal Home Loan Bank (“FHLB”) of New York	20,878	21,975
Funding agreements — FHLB of Boston	600	211
Funding agreements — FHLB of Des Moines	859	—
Funding agreements — Federal Agricultural Mortgage Corporation	3,160	3,159
Federal Reserve Bank of New York	1,633	1,822
Collateral financing arrangements	50	112
Derivative transactions	1,296	1,726
Short sale agreements	575	465

Total invested assets on deposit, held in trust and pledged as collateral	$38,892	$40,010

See Note 3 “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit, held in trust and pledged as collateral and selected other information about the related program or counterparty. The Company has pledged fixed maturity securities in support of its funding agreements with the FHLB of Des Moines. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the nature of these arrangements.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the FVO has been elected:

	March 31, 2011	December 31, 2010
	(In millions)

Actively Traded Securities	$572	$463
FVO general account securities	173	131
FVO contractholder-directed unit-linked investments	18,459	17,794
FVO securities held by consolidated securitization entities	161	201

Total trading and other securities — at estimated fair value	$19,365	$18,589

Actively Traded Securities — at estimated fair value	$572	$463
Short sale agreement liabilities — at estimated fair value	(47)	(46)

Net long/short position — at estimated fair value	$525	$417

Investments pledged to secure short sale agreement liabilities	$575	$465

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of CSEs included in the table above. See ‘‘— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses), as applicable.

Mortgage Loans

Mortgage loans are summarized as follows at:

	March 31, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment:
Commercial	$38,087	61.6%	$37,818	60.7%
Agricultural	12,761	20.6	12,751	20.4
Residential	2,399	3.9	2,231	3.7

Subtotal	53,247	86.1	52,800	84.8
Valuation allowances	(621)	(1.0)	(664)	(1.1)

Subtotal mortgage loans held-for-investment, net	52,626	85.1	52,136	83.7
Commercial mortgage loans held by consolidated securitization entities — FVO	6,771	11.0	6,840	11.0

Total mortgage loans held-for-investment, net	59,397	96.1	58,976	94.7

Mortgage loans held-for-sale:
Residential — FVO	1,571	2.5	2,510	4.0
Agricultural and residential mortgage loans — lower of amortized cost or estimated fair value	864	1.4	811	1.3

Total mortgage loans held-for-sale	2,435	3.9	3,321	5.3

Total mortgage loans, net	$61,832	100.0%	$62,297	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Concentration of Credit Risk — The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the U.S., at 90%, with the remaining 10% collateralized by properties located outside the U.S., calculated as a percent of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at March 31, 2011. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 20%, 9% and 7%, respectively, of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at March 31, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $343 million and $283 million at March 31, 2011 and December 31, 2010, respectively.

The following tables present the recorded investment in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Residential	Total
	(In millions)

March 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$160	$105	$18	$283
Evaluated collectively for credit losses	37,927	12,656	2,381	52,964

Total mortgage loans	38,087	12,761	2,399	53,247

Valuation allowances:
Specific credit losses	41	39	1	81
Non-specifically identified credit losses	491	37	12	540

Total valuation allowances	532	76	13	621

Mortgage loans, net of valuation allowance	$37,555	$12,685	$2,386	$52,626

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$120	$146	$13	$279
Evaluated collectively for credit losses	37,698	12,605	2,218	52,521

Total mortgage loans	37,818	12,751	2,231	52,800

Valuation allowances:
Specific credit losses	36	52	—	88
Non-specifically identified credit losses	526	36	14	576

Total valuation allowances	562	88	14	664

Mortgage loans, net of valuation allowance	$37,256	$12,663	$2,217	$52,136

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)

Balance at January 1, 2010	$589	$115	$17	$721
Provision (release)	35	6	—	41
Charge-offs, net of recoveries	—	(11)	—	(11)

Balance at March 31, 2010	$624	$110	$17	$751

Balance at January 1, 2011	$562	$88	$14	$664
Provision (release)	(30)	(9)	—	(39)
Charge-offs, net of recoveries	—	(3)	(1)	(4)

Balance at March 31, 2011	$532	$76	$13	$621

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value:  Presented below for the commercial mortgage loans held-for-investment is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
		(In millions)				(In millions)

March 31, 2011:

Loan-to-value ratios:
Less than 65%	$17,994	$182	$338	$18,514	48.6%	$19,604	49.9%
65% to 75%	9,700	554	598	10,852	28.5	11,276	28.7
76% to 80%	2,763	321	109	3,193	8.4	3,268	8.3
Greater than 80%	3,858	984	686	5,528	14.5	5,124	13.1

Total	$34,315	$2,041	$1,731	$38,087	100.0%	$39,272	100.0%

December 31, 2010:

Loan-to-value ratios:
Less than 65%	$16,663	$125	$483	$17,271	45.7%	$18,183	46.9%
65% to 75%	9,022	765	513	10,300	27.2	10,685	27.6
76% to 80%	3,033	304	135	3,472	9.2	3,535	9.1
Greater than 80%	4,155	1,813	807	6,775	17.9	6,374	16.4

Total	$32,873	$3,007	$1,938	$37,818	100.0%	$38,777	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Agricultural Mortgage Loans — by Credit Quality Indicator:  The recorded investment in agricultural mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans held-for-investment was $12.9 billion at both March 31, 2011 and December 31, 2010.

	Agricultural
	March 31, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$11,318	88.7%	$11,483	90.1%
65% to 75%	933	7.3	885	6.9
76% to 80%	79	0.6	48	0.4
Greater than 80%	431	3.4	335	2.6

Total	$12,761	100.0%	$12,751	100.0%

Residential Mortgage Loans — by Credit Quality Indicator:  The recorded investment in residential mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of residential mortgage loans held-for-investment was $2.4 billion and $2.3 billion at March 31, 2011 and December 31, 2010, respectively.

	Residential
	March 31, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Performance indicators:
Performing	$2,360	98.4%	$2,149	96.3%
Nonperforming	39	1.6	82	3.7

Total	$2,399	100.0%	$2,231	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing at both March 31, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more past due; agricultural mortgage loans — 90 days or more past due; and residential mortgage loans — 60 days or more past due. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, past due 90 days or more and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(In millions)

Commercial	$1	$58	$1	$1	$—	$7
Agricultural	159	159	38	13	150	177
Residential	36	79	17	11	17	25

Total	$196	$296	$56	$25	$167	$209

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans held-for-investment, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

March 31, 2011:
Commercial	$160	$160	$41	$119	$215	$204	$375	$323
Agricultural	105	105	39	66	181	177	286	243
Residential	18	18	1	17	20	20	38	37

Total	$283	$283	$81	$202	$416	$401	$699	$603

December 31, 2010:
Commercial	$120	$120	$36	$84	$99	$87	$219	$171
Agricultural	146	146	52	94	123	119	269	213
Residential	3	3	—	3	16	16	19	19

Total	$269	$269	$88	$181	$238	$222	$507	$403

Unpaid principal balance is generally prior to any charge-off.

The average investment in impaired mortgage loans held-for-investment, and the related interest income, by portfolio segment was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended March 31, 2011:
Commercial	$242	$3	$1
Agricultural	278	2	—
Residential	19	—	—

Total	$539	$5	$1

For the Three Months Ended March 31, 2010:
Commercial	$93	$2	$1
Agricultural	280	1	—
Residential	5	—	—

Total	$378	$3	$1

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less at the time of purchase, were $7.3 billion and $9.6 billion at March 31, 2011 and December 31, 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances.

The table below presents the purchased credit impaired investments, by invested asset class, held at:

	March 31, 2011		December 31, 2010
	Fixed Maturity Securities	Mortgage Loans	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Outstanding principal and interest balance (1)	$1,783	$513	$1,548	$504
Carrying value (2)	$1,235	$204	$1,050	$195

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances for mortgage loans.

The following table presents information about purchased credit impaired investments, as of their respective acquisition dates, for:

	Three Months Ended March 31,
	2011		2010
	Fixed Maturity Securities	Mortgage Loans	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Contractually required payments (including interest)	$399	$—	$177	$—
Cash flows expected to be collected (1)	$368	$—	$171	$—
Fair value of investments acquired	$236	$—	$100	$—

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired investments for:

	Three Months Ended March 31,
	2011		2010
	Fixed Maturity Securities	Mortgage Loans	Fixed Maturity Securities	Mortgage Loans
	(In millions)

Accretable yield, beginning of period	$541	$170	$—	$—
Investments purchased	132	—	71	—
Accretion recognized in net investment income	(17)	(12)	(1)	—
Disposals	(51)	—	—	—
Reclassification (to) from nonaccretable difference	103	18	—	—

Accretable yield, end of period	$708	$176	$70	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2011 and December 31, 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2011		December 31, 2010
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Consolidated securitization entities (1)	$7,023	$6,774	$7,114	$6,892
MRSC collateral financing arrangement (2)	3,464	—	3,333	—
Other limited partnership interests	333	38	319	85
Trading and other securities	198	—	186	—
Other invested assets	108	1	108	1
Real estate joint ventures	17	17	20	17

Total	$11,143	$6,830	$11,080	$6,995

(1)	The Company consolidated former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $222 million and $201 million at estimated fair value at March 31, 2011 and December 31, 2010, respectively. The long-term debt referred to below bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $92 million and $106 million for the three months ended March 31, 2011 and 2010, respectively. The assets and liabilities of these CSEs were as follows at:

	March 31, 2011		December 31, 2010
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Mortgage loans held-for-investment (commercial mortgage loans)	$6,771	$—	$6,840	$—
Trading and other securities	161	—	201	—
Cash and cash equivalents	59	—	39	—
Accrued investment income	32	—	34	—
Long-term debt	—	6,684	—	6,820
Other liabilities	—	90	—	72

Total	$7,023	$6,774	$7,114	$6,892

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value at:

	March 31, 2011	December 31, 2010
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,470	$1,333
U.S. corporate securities	657	893
RMBS	489	547
CMBS	450	383
Foreign corporate securities	201	139
U.S. Treasury and agency securities	15	—
State and political subdivision securities	30	30
Foreign government securities	—	5
Cash and cash equivalents	152	3

Total	$3,464	$3,333

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$45,007	$45,007	$44,733	$44,733
CMBS (2)	19,785	19,785	20,675	20,675
ABS (2)	14,990	14,990	14,287	14,287
Foreign corporate securities	3,158	3,158	2,950	2,950
U.S. corporate securities	2,658	2,658	2,435	2,435
Other limited partnership interests	4,394	6,370	4,383	6,479
Trading and other securities	793	793	789	789
Other invested assets	542	759	576	773
Mortgage loans	422	422	350	350
Real estate joint ventures	58	106	40	108
Equity securities available-for-sale:
Non-redeemable preferred stock	34	34	—	—

Total	$91,841	$94,082	$91,218	$93,579

(1)	The maximum exposure to loss relating to the fixed maturity, equity and trading and other securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The maximum exposure to loss relating to the mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third-party. For such investments, the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties of $234 million and $231 million at March 31, 2011 and December 31, 2010, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2011 or 2010.

4.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/ or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios; (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities; and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

In a hedge of a net investment in a foreign operation, changes in the estimated fair value of the hedging derivative that are measured as effective are reported within other comprehensive income (loss) consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses).

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of guaranteed minimum income benefits (“GMIBs”). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.

See Note 5 for information about the fair value hierarchy for derivatives.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives, held at:

		March 31, 2011			December 31, 2010
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$60,526	$2,287	$1,557	$54,803	$2,654	$1,516
	Interest rate floors	23,866	492	54	23,866	630	66
	Interest rate caps	36,726	232	—	35,412	176	1
	Interest rate futures	10,697	8	5	9,385	43	17
	Interest rate options	8,391	121	28	8,761	144	23
	Interest rate forwards	7,742	22	142	10,374	106	135
	Synthetic GICs	4,365	—	—	4,397	—	—
Foreign currency	Foreign currency swaps	17,194	1,341	1,334	17,626	1,616	1,282
	Foreign currency forwards	10,830	61	173	10,443	119	91
	Currency futures	476	—	—	493	2	—
	Currency options	2,346	33	5	5,426	50	—
	Non-derivative hedging instruments (2)	—	—	—	169	—	185
Credit	Credit default swaps	12,013	146	116	10,957	173	104
	Credit forwards	120	1	6	90	2	3
Equity market	Equity futures	5,761	3	37	8,794	21	9
	Equity options	14,920	1,447	352	33,688	1,843	1,197
	Variance swaps	17,635	150	155	18,022	198	118
	Total rate of return swaps	1,694	—	3	1,547	—	—

	Total	$235,302	$6,344	$3,967	$254,253	$7,777	$4,747

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

Foreign currency derivatives, including foreign currency swaps, foreign currency forwards, currency options, and currency futures contracts, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency forwards and swaps to hedge the foreign currency risk associated with certain of its net investments in foreign operations.

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

In exchange-traded currency futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by referenced currencies, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded currency futures are used primarily to hedge currency mismatches between assets and liabilities. The Company utilizes exchange-traded currency futures in non-qualifying hedging relationships.

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offer Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$3,658	$871	$73	$4,524	$907	$145
Interest rate swaps	5,292	765	179	5,108	823	169

Subtotal	8,950	1,636	252	9,632	1,730	314

Cash flow hedges:
Foreign currency swaps	6,062	164	382	5,556	213	347
Interest rate swaps	5,017	63	140	3,562	102	116
Interest rate forwards	1,140	—	120	1,140	—	107
Credit forwards	120	1	6	90	2	3

Subtotal	12,339	228	648	10,348	317	573

Foreign operations hedges:
Foreign currency forwards	1,832	2	37	1,935	9	26
Non-derivative hedging instruments	—	—	—	169	—	185

Subtotal	1,832	2	37	2,104	9	211

Total qualifying hedges	$23,121	$1,866	$937	$22,084	$2,056	$1,098

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2011			December 31, 2010
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$50,217	$1,459	$1,238	$46,133	$1,729	$1,231
Interest rate floors	23,866	492	54	23,866	630	66
Interest rate caps	36,726	232	—	35,412	176	1
Interest rate futures	10,697	8	5	9,385	43	17
Interest rate options	8,391	121	28	8,761	144	23
Interest rate forwards	6,602	22	22	9,234	106	28
Synthetic GICs	4,365	—	—	4,397	—	—
Foreign currency swaps	7,474	306	879	7,546	496	790
Foreign currency forwards	8,998	59	136	8,508	110	65
Currency futures	476	—	—	493	2	—
Currency options	2,346	33	5	5,426	50	—
Credit default swaps	12,013	146	116	10,957	173	104
Equity futures	5,761	3	37	8,794	21	9
Equity options	14,920	1,447	352	33,688	1,843	1,197
Variance swaps	17,635	150	155	18,022	198	118
Total rate of return swaps	1,694	—	3	1,547	—	—

Total non-designated or non-qualifying derivatives	$212,181	$4,478	$3,030	$232,169	$5,721	$3,649

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$(1,258)	$(481)
Embedded derivatives	943	522

Total net derivative gains (losses)	$(315)	$41

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Qualifying hedges:
Net investment income	$22	$23
Interest credited to policyholder account balances	61	61
Other expenses	(1)	(2)
Non-qualifying hedges:
Net investment income	(1)	—
Net derivative gains (losses)	(27)	30
Other revenues	15	29
Policyholder benefits and claims	2	—

Total	$71	$141

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses) recognized for the three months ended March 31, 2011 and 2010:

		Net Derivative	Net Derivative	Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	Recognized for	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps:	Fixed maturity securities	$11	$(10)	$1
	Policyholder account balances (1)	(114)	116	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated policyholder account balances (2)	77	(87)	(10)

Total		$(27)	$20	$(7)

For the Three Months Ended March 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(5)	$6	$1
	Policyholder account balances (1)	33	(33)	—
Foreign currency swaps:	Foreign-denominated fixed maturity securities	11	(11)	—
	Foreign-denominated policyholder account balances (2)	(159)	149	(10)

Total		$(120)	$111	$(9)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (v) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments; and (vi) interest rate swaps and interest rate forwards to hedge forecasted fixed-rate borrowings.

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivative gains (losses) for the three months ended March 31, 2011 related to such discontinued cash flow hedges were gains (losses) of ($13) million. The net amounts reclassified into net derivative gains (losses) for the three months ended March 31, 2010 related to such discontinued cash flow hedges were insignificant. At March 31, 2011 and March 31, 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed ten years and five years, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(59)	$(76)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(185)	51
Amounts reclassified to net derivative gains (losses)	4	68
Amounts reclassified to net investment income	1	1
Amounts reclassified to other expenses	2	—

Accumulated other comprehensive income (loss), balance at end of period	$(237)	$44

At March 31, 2011, ($29) million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of equity for the three months ended March 31, 2011 and 2010:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Derivative	Net Investment	Other	Net Derivative	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(63)	$—	$—	$(2)	$—	$—
Foreign currency swaps	(104)	(4)	(2)	—	(1)	—
Interest rate forwards	(15)	—	1	—	2	—
Credit forwards	(3)	—	—	—	—	—

Total	$(185)	$(4)	$(1)	$(2)	$1	$—

For the Three Months Ended March 31, 2010:
Interest rate swaps	$1	$—	$—	$—	$2	$—
Foreign currency swaps	47	(68)	(2)	—	1	—
Interest rate forwards	—	—	1	—	—	—
Credit forwards	3	—	—	—	—	—

Total	$51	$(68)	$(1)	$—	$3	$—

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and the interim condensed consolidated statements of equity for the three months ended March 31, 2011 and 2010:

		Amount and Location
		of Gains (Losses)
		Reclassified From Accumulated Other
	Amount of Gains (Losses)	Comprehensive Income
	Deferred in Accumulated	(Loss) into Income (Loss)
Derivatives and Non-Derivative Hedging Instruments in Net	Other Comprehensive Income (Loss)	(Effective Portion)
Investment Hedging Relationships (1),(2)	(Effective Portion)	Net Investment Gains (Losses)
	(In millions)

For the Three Months Ended March 31, 2011:
Foreign currency forwards	$(56)	$—
Non-derivative hedging instruments	6	—

Total	$(50)	$—

For the Three Months Ended March 31, 2010:
Foreign currency forwards	$(10)	$—
Non-derivative hedging instruments	—	—

Total	$(10)	$—

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At March 31, 2011 and December 31, 2010, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($273) million and ($223) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts, and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps and TRRs to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits and	Other	Other
	Gains (Losses)	Income (1)	Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(270)	$(1)	$—	$(48)	$—
Interest rate floors	(125)	—	—	—	—
Interest rate caps	(9)	—	—	—	—
Interest rate futures	(2)	1	—	—	—
Equity futures	54	(7)	(102)	—	—
Foreign currency swaps	(121)	—	—	—	—
Foreign currency forwards	(169)	(9)	—	—	—
Currency futures	9	—	—	—	—
Currency options	(32)	—	—	—	—
Equity options	(419)	(7)	—	—	—
Interest rate options	(27)	—	—	(9)	—
Interest rate forwards	—	—	—	(8)	—
Variance swaps	(77)	(3)	—	—	—
Credit default swaps	(45)	—	—	—	—
Total rate of return swaps	(2)	—	—	—	—

Total	$(1,235)	$(26)	$(102)	$(65)	$—

For the Three Months Ended March 31, 2010:
Interest rate swaps	$81	$(1)	$3	$57	$—
Interest rate floors	(7)	—	—	—	—
Interest rate caps	(113)	—	—	—	—
Interest rate futures	(20)	(5)	—	—	—
Equity futures	(82)	(11)	(88)	—	—
Foreign currency swaps	58	—	—	—	—
Foreign currency forwards	59	8	—	—	—
Currency options	3	(1)	—	—	(4)
Equity options	(382)	(22)	—	—	—
Interest rate options	—	—	—	(2)	—
Interest rate forwards	8	—	—	(33)	—
Variance swaps	(120)	(3)	—	—	—
Credit default swaps	3	—	—	—	—
Total rate of return swaps	12	—	—	—	—

Total	$(500)	$(35)	$(85)	$22	$(4)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6,099 million and $5,089 million at March 31, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2011 and December 31, 2010, the Company would have received $71 million and $62 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair Value	of Future	Weighted	Fair Value	Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$7	$575	3.8	$5	$470	3.8
Credit default swaps referencing indices	48	3,128	3.6	45	2,928	3.7

Subtotal	55	3,703	3.6	50	3,398	3.7

Baa
Single name credit default swaps (corporate)	5	860	4.3	5	735	4.3
Credit default swaps referencing indices	11	1,496	4.8	7	931	5.0

Subtotal	16	2,356	4.6	12	1,666	4.7

Ba
Single name credit default swaps (corporate)	—	40	4.5	—	25	4.4
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	40	4.5	—	25	4.4

Total	$71	$6,099	4.0	$62	$5,089	4.1

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6,099 million and $5,089 million from the table above were $120 million at both March 31, 2011 and December 31, 2010.

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $2,105 million and $2,625 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $1,113 million and $984 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2011, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of		Fair Value of Incremental
		Collateral Provided:		Collateral Provided Upon:
					Downgrade in the
				One Notch	Company’s Credit Rating
				Downgrade	to a Level that Triggers
	Estimated			in the	Full Overnight
	Fair Value (1) of			Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity		Credit	Termination of
	Liability Position	Securities (2)	Cash (3)	Rating	the Derivative Position
	(In millions)

March 31, 2011:
Derivatives subject to credit- contingent provisions	$954	$690	$—	$114	$291
Derivatives not subject to credit- contingent provisions	3	—	20	—	—

Total	$957	$690	$20	$114	$291

December 31, 2010:
Derivatives subject to credit- contingent provisions	$1,167	$1,024	$—	$99	$231
Derivatives not subject to credit- contingent provisions	22	—	43	—	—

Total	$1,189	$1,024	$43	$99	$231

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2011 was $1,646 million. At March 31, 2011, the Company provided securities collateral of $690 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2011 would be $956 million. This amount does not consider gross derivative assets of $692 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At both March 31, 2011 and December 31, 2010, the Company pledged securities collateral for exchange-traded futures and options of $40 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures and options of $546 million and $662 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance contracts of guaranteed minimum benefits related to GMABs and certain GMIBs; funding agreements with equity or bond indexed crediting rates; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$162	$185
Options embedded in debt or equity securities	(75)	(57)

Net embedded derivatives within asset host contracts	$87	$128

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,636	$2,556
Other	75	78

Net embedded derivatives within liability host contracts	$1,711	$2,634

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Net derivative gains (losses) (1)	$943	$522
Policyholder benefits and claims	$(18)	$(21)

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses), in connection with this adjustment, were gains (losses) of ($74) million and ($86) million for the three months ended March 31, 2011 and 2010, respectively.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	March 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$86,688	$6,861	$93,549
Foreign corporate securities	—	63,163	5,534	68,697
Foreign government securities	87	41,916	3,186	45,189
RMBS	—	44,736	271	45,007
U.S. Treasury and agency securities	16,581	18,822	76	35,479
CMBS	—	18,994	791	19,785
ABS	—	10,484	4,506	14,990
State and political subdivision securities	—	10,915	46	10,961
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	16,668	295,721	21,275	333,664

Equity securities:
Common stock	632	1,121	359	2,112
Non-redeemable preferred stock	—	526	946	1,472

Total equity securities	632	1,647	1,305	3,584

Trading and other securities:
Actively Traded Securities	—	532	40	572
FVO general account securities	—	111	62	173
FVO contractholder-directed unit-linked investments	7,085	10,808	566	18,459
FVO securities held by consolidated securitization entities	—	161	—	161

Total trading and other securities	7,085	11,612	668	19,365
Short-term investments (1)	3,089	4,160	742	7,991
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	6,771	—	6,771
Mortgage loans held-for-sale (2)	—	1,546	25	1,571

Total mortgage loans	—	8,317	25	8,342
Other invested assets:
MSRs	—	—	1,029	1,029
Investment funds	297	107	—	404
Derivative assets: (3)
Interest rate contracts	14	3,111	37	3,162
Foreign currency contracts	—	1,396	39	1,435
Credit contracts	—	94	53	147
Equity market contracts	3	1,427	170	1,600

Total derivative assets	17	6,028	299	6,344
Net embedded derivatives within asset host contracts (4)	—	—	162	162
Separate account assets (5)	27,771	166,139	2,004	195,914

Total assets	$55,559	$493,731	$27,509	$576,799

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$25	$1,635	$126	$1,786
Foreign currency contracts	—	1,512	—	1,512
Credit contracts	—	112	10	122
Equity market contracts	37	324	186	547

Total derivative liabilities	62	3,583	322	3,967
Net embedded derivatives within liability host contracts (4)	—	11	1,700	1,711
Long-term debt of consolidated securitization entities	—	6,546	138	6,684
Trading liabilities (6)	47	—	—	47

Total liabilities	$109	$10,140	$2,160	$12,409

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$84,623	$7,149	$91,772
Foreign corporate securities	—	62,162	5,726	67,888
Foreign government securities	149	38,719	3,134	42,002
RMBS	274	43,037	1,422	44,733
U.S. Treasury and agency securities	14,602	18,623	79	33,304
CMBS	—	19,664	1,011	20,675
ABS	—	10,142	4,145	14,287
State and political subdivision securities	—	10,083	46	10,129
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	15,025	287,056	22,716	324,797

Equity securities:
Common stock	831	1,094	268	2,193
Non-redeemable preferred stock	—	504	905	1,409

Total equity securities	831	1,598	1,173	3,602

Trading and other securities:
Actively Traded Securities	—	453	10	463
FVO general account securities	—	54	77	131
FVO contractholder-directed unit-linked investments	6,270	10,789	735	17,794
FVO securities held by consolidated securitization entities	—	201	—	201

Total trading and other securities	6,270	11,497	822	18,589
Short-term investments (1)	3,026	4,681	858	8,565
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Mortgage loans held-for-sale (2)	—	2,486	24	2,510

Total mortgage loans	—	9,326	24	9,350
Other invested assets:
MSRs	—	—	950	950
Investment funds	373	121	—	494
Derivative assets: (3)
Interest rate contracts	131	3,583	39	3,753
Foreign currency contracts	2	1,711	74	1,787
Credit contracts	—	125	50	175
Equity market contracts	23	1,757	282	2,062

Total derivative assets	156	7,176	445	7,777
Net embedded derivatives within asset host contracts(4)	—	—	185	185
Separate account assets (5)	25,566	155,589	1,983	183,138

Total assets	$51,247	$477,044	$29,156	$557,447

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$35	$1,598	$125	$1,758
Foreign currency contracts	—	1,372	1	1,373
Credit contracts	—	101	6	107
Equity market contracts	10	1,174	140	1,324

Total derivative liabilities	45	4,245	272	4,562
Net embedded derivatives within liability host contracts (4)	—	11	2,623	2,634
Long-term debt of consolidated securitization entities	—	6,636	184	6,820
Trading liabilities (6)	46	—	—	46

Total liabilities	$91	$10,892	$3,079	$14,062

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At March 31, 2011 and December 31, 2010, certain non-derivative hedging instruments of $0 and $185 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances in the consolidated balance sheets. At March 31, 2011, fixed maturity securities and equity securities also included embedded derivatives of $7 million and ($82) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $5 million and ($62) million, respectively.

(5)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(6)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.

See “— Variable Interest Entities” in Note 3 for discussion of CSEs included in the tables above.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity securities, equity securities, trading and other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

The estimated fair value of FVO securities held by CSEs is determined on a basis consistent with the methodologies described herein for fixed maturity securities and equity securities. The Company consolidates certain securitization entities that hold securities that have been accounted for under the FVO and classified within trading and other securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans

Mortgage loans presented in the tables above consist of commercial mortgage loans held by CSEs and residential mortgage loans held-for-sale for which the Company has elected the FVO and which are carried at estimated fair value. The Company consolidates certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Mortgage Servicing Rights (“MSRs”)

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

Investment Funds

The estimated fair value of these investment funds is determined on a basis consistent with the methodologies described herein for trading and other securities.

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

Net Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company ceded the risk associated with certain of the GMIBs and GMABs previously described. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts.

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for nonperformance risk. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term Debt of CSEs

The Company has elected the FVO for the long-term debt of CSEs, which are carried at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Trading Liabilities

Trading liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. The estimated fair value of trading liabilities is determined on a basis consistent with the methodologies described in “— Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments.”

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

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury and agency securities, foreign government securities, RMBS principally to-be-announced securities, exchange traded common stock, exchange traded registered mutual fund interests included in trading and other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available. Contractholder-directed unit-linked investments reported within trading and other securities include certain registered mutual fund interests priced using daily net asset value (“NAV”) provided by the fund managers.

Derivative Assets and Derivative Liabilities

These assets and liabilities are comprised of exchange-traded derivatives, as well as interest rate forwards to sell certain to-be-announced securities. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate Account Assets

These assets are comprised of (i) securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and (ii) certain exchange-traded derivatives, including financial futures and owned options. Valuation of these assets is based on unadjusted quoted prices in active markets that are readily and regularly available.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 2 Measurements:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below. Contractholder-directed unit-linked investments reported within trading and other securities include certain mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

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

U.S. Treasury and agency securities.  These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury curve for the identical security and comparable securities that are actively traded.

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

Mortgage Loans Held by CSEs

These commercial mortgage loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans Held-For-Sale

Residential mortgage loans held-for-sale are principally valued using the market approach. Valuation is based primarily on readily available observable pricing for similar loans or securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Derivative Assets and Derivative Liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives and interest rate forwards to sell certain to-be-announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using an income approach.

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and repurchase rates.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates and cross currency basis curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, cross currency basis curves and currency volatility.

Credit contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves and recovery rates.

Equity market contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels and dividend yield curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

Embedded Derivatives Contained in Certain Funding Agreements

These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the spot equity and bond index level.

Separate Account Assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities, short-term investments and derivative assets referred to above. Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAV provided by the fund managers.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

Level 3 Measurements:

In general, investments classified within Level 3 use many of the same valuation techniques and inputs as described in Level 2 Measurements. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

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

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using an income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate contracts.

Non-option-based — Significant unobservable inputs may include pull through rates on interest rate lock commitments and the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Option-based — Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency volatility.

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefit Guarantees

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described for Guaranteed Minimum Benefit Guarantees and also include counterparty credit spreads.

Embedded Derivatives Within Funds Withheld Related to Certain Ceded Reinsurance

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

Separate Account Assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities and derivative assets referred to above. Separate account assets within this level also include mortgage loans and other limited partnership interests. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived from or corroborated by observable market data.

Transfers between Levels 1 and 2:

During the three months ended March 31, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the three months ended March 31, 2011, transfers into Level 3 for fixed maturity securities of $196 million and separate account assets of $20 million were principally comprised of certain CMBS and U.S. corporate securities. During the three months ended March 31, 2010, transfers into Level 3 for fixed maturity securities of $276 million and separate account assets of $21 million were principally comprised of certain CMBS and U.S. and foreign corporate securities.

Transfers out of Level 3 resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings. With respect to derivatives, transfers out of Level 3 resulted primarily from increased transparency related to the observable portion of the swap yield curve or the observable portion of the equity volatility surface.

During the three months ended March 31, 2011, transfers out of Level 3 for fixed maturity securities of $2,643 million and separate account assets of $196 million were principally comprised of certain RMBS, U.S. and foreign corporate securities and foreign government securities. During the three months ended March 31, 2011, transfers out of Level 3 for derivatives of $108 million were principally comprised of interest rate swaps, foreign currency forwards, and equity options. During the three months ended March 31, 2010, transfers out of Level 3 for fixed maturity securities of $883 million and separate account assets of $156 million were principally comprised of certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended March 31, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$1,422	$79	$1,011	$4,145	$46	$4
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	3	6	6	—	—	(6)	14	—	—
Net investment gains (losses)	—	13	(14)	—	—	45	(14)	—	—
Other comprehensive income (loss)	48	74	86	3	—	99	112	—	—
Purchases (3)	588	621	469	126	1	142	495	4	—
Sales (3)	(317)	(646)	(213)	(33)	(3)	(497)	(206)	—	—
Transfers into Level 3 (4)	88	3	13	—	—	92	—	—	—
Transfers out of Level 3 (4)	(698)	(263)	(295)	(1,247)	(1)	(95)	(40)	(4)	—

Balance, end of period	$6,861	$5,534	$3,186	$271	$76	$791	$4,506	$46	$4

Changes in unrealized gains (losses) relating to assets still held at March 31, 2011 included in earnings:
Net investment income	$3	$6	$7	$—	$—	$(7)	$14	$—	$—
Net investment gains (losses)	$(2)	$—	$(15)	$—	$—	$45	$(9)	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder —
		Redeemable	Actively	General	Directed		Mortgage		Separate
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs	Account
	Stock	Stock	Securities	Securities	Investments	Investments	for-Sale	(5),(6)	Assets (7)
	(In millions)

Three Months Ended March 31, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950	$1,983
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	1	5	30	2	—	—	—
Net investment gains (losses)	3	—	—	—	—	(1)	—	—	50
Other revenues	—	—	—	—	—	—	(2)	58	—
Other comprehensive income (loss)	18	37	—	—	—	7	—	—	—
Purchases (3)	41	1	22	—	62	371	—	—	375
Sales (3)	(35)	(8)	—	(20)	(248)	(492)	—	—	(227)
Issuances (3)	—	—	—	—	—	—	—	54	—
Settlements (3)	—	—	—	—	—	—	—	(33)	(1)
Transfers into Level 3 (4)	71	11	7	—	129	5	5	—	20
Transfers out of Level 3 (4)	(7)	—	—	—	(142)	(8)	(2)	—	(196)

Balance, end of period	$359	$946	$40	$62	$566	$742	$25	$1,029	$2,004

Changes in unrealized gains (losses) relating to assets still held at March 31, 2011 included in earnings:
Net investment income	$—	$—	$1	$8	$(10)	$—	$—	$—	$—
Net investment gains (losses)	$1	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$57	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (8)
						Long-term Debt
	Interest	Foreign		Equity	Net	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (9)	Entities
	(In millions)

Three Months Ended March 31, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$(184)
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(3)	—	—
Net investment gains (losses)	—	—	—	—	—	46
Net derivative gains (losses)	8	(8)	6	(92)	975	—
Other revenues	9	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	(18)	—
Other expenses	—	—	—	—	—	—
Other comprehensive income (loss)	(13)	—	(3)	(1)	48	—
Purchases (3)	—	—	—	18	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	(4)	—	—	—
Settlements (3)	—	—	—	(5)	(105)	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(7)	(26)	—	(75)	—	—

Balance, end of period	$(89)	$39	$43	$(16)	$(1,538)	$(138)

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment gains (losses)	$—	$—	$—	$—	$—	$46
Net derivative gains (losses)	$7	$(8)	$6	$(92)	$968	$—
Other revenues	$14	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(18)	$—
Other expenses	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended March 31, 2010:
Balance, beginning of period	$6,694	$5,244	$378	$1,840	$37	$139	$2,703	$69	$6
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	5	1	(3)	14	—	—	10	—	—
Net investment gains (losses)	5	5	(1)	—	—	(5)	(19)	—	—
Other comprehensive income (loss)	216	216	3	17	1	15	143	7	—
Purchases, sales, issuances and settlements (3)	(547)	36	(42)	192	(2)	3	178	25	—
Transfers into Level 3 (4)	84	58	—	24	—	100	10	—	—
Transfers out of Level 3 (4)	(118)	(230)	(136)	(160)	—	(27)	(212)	—	—

Balance, end of period	$6,339	$5,330	$199	$1,927	$36	$225	$2,813	$101	$6

Changes in unrealized gains (losses) relating to assets still held at March 31, 2010 included in earnings:
Net investment income	$4	$1	$(3)	$14	$—	$—	$10	$—	$—
Net investment gains (losses)	$(14)	$(8)	$—	$—	$—	$(5)	$(19)	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder -
		Redeemable	Actively	General	Directed		Mortgage		Separate
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs	Account
	Stock	Stock	Securities	Securities	Investments	Investments	for-Sale	(5),(6)	Assets (7)
	(In millions)

Three Months Ended March 31, 2010:
Balance, beginning of period	$136	$1,102	$32	$51	$—	$18	$25	$878	$1,797
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(1)	—	—	—	—	—
Net investment gains (losses)	—	1	—	—	—	—	—	—	40
Other revenues	—	—	—	—	—	—	—	(55)	—
Other comprehensive income (loss)	4	18	—	—	—	—	—	—	—
Purchases, sales, issuances and settlements (3)	21	(113)	(24)	—	—	28	—	36	—
Transfers into Level 3 (4)	—	—	—	—	—	48	6	—	21
Transfers out of Level 3 (4)	(2)	(3)	—	(18)	—	(2)	(3)	—	(156)

Balance, end of period	$159	$1,005	$8	$32	$—	$92	$28	$859	$1,702

Changes in unrealized gains (losses) relating to assets still held at March 31, 2010 included in earnings:
Net investment income	$—	$—	$—	$(1)	$—	$—	$—	$—	$—
Net investment gain (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(54)	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (8)
						Long-term Debt
	Interest	Foreign		Equity	Net	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (9)	Entities (10)
	(In millions)

Three Months Ended March 31, 2010:
Balance, beginning of period	$7	$108	$42	$199	$(1,455)	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(4)	—	—
Net investment gains (losses)	—	—	—	—	—	12
Net derivative gains (losses)	13	(17)	—	(121)	540	—
Other revenues	14	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	(21)	—
Other expenses	—	(4)	—	—	—	—
Other comprehensive income (loss)	—	(1)	3	1	10	—
Purchases, sales, issuances and settlements (3)	—	(12)	2	5	(68)	(232)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—

Balance, end of period	$34	$74	$47	$80	$(994)	$(220)

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2010 included in earnings:
Net investment income	$—	$—	$—	$4	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$12
Net derivative gains (losses)	$13	$(16)	$—	$(115)	$536	$—
Other revenues	$19	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(21)	$—
Other expenses	$—	$(3)	$—	$—	$—	$—

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other revenues. Lapses associated with embedded derivatives are included within the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months ended March 31, 2011, fees attributed to embedded derivatives are

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

included within settlements. For the three months ended March 31, 2010, fees attributed to embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.

(5)	The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $54 million and ($33) million, respectively, for the three months ended March 31, 2011 and $59 million and ($23) million, respectively, for the three months ended March 31, 2010.

(6)	The changes in estimated fair value due to changes in valuation model inputs or assumptions and other changes in estimated fair value affecting MSRs were $58 million and ($55) million for the three months ended March 31, 2011 and 2010, respectively.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(8)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	The long-term debt of the CSEs at January 1, 2010 is reported within the purchases, sales, issuances and settlements caption of the rollforward.

FVO — Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the FVO at:

	March 31, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$1,524	$2,473
Excess of estimated fair value over unpaid principal balance	47	37

Carrying value at estimated fair value	$1,571	$2,510

Loans in non-accrual status	$2	$2
Loans more than 90 days past due	$3	$3
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(1)

Residential mortgage loans held-for-sale accounted for under the FVO are initially measured at estimated fair value. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Such changes in estimated fair value for these loans were due to the following:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$—
Other changes in estimated fair value	63	110

Total gains (losses) recognized in other revenues	$62	$110

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FVO — Consolidated Securitization Entities

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the FVO at:

	March 31, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$6,550	$6,636
Excess of estimated fair value over unpaid principal balance	221	204

Carrying value at estimated fair value	$6,771	$6,840

The following table presents the long-term debt carried under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	March 31, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$6,487	$6,619
Excess of estimated fair value over contractual principal balance	197	201

Carrying value at estimated fair value	$6,684	$6,820

Interest income on both commercial mortgage loans and securities classified as trading and other securities held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 3.

Non-Recurring Fair Value Measurements

Certain investments are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended March 31,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$176	$184	$8	$165	$141	$(24)
Held-for-sale	43	43	—	13	13	—

Mortgage loans, net	$219	$227	$8	$178	$154	$(24)

Real estate joint ventures (2)	$—	$—	$—	$26	$5	$(21)

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

(2)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at March 31, 2011. Unfunded commitments for these investments were $13 million at March 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

	March 31, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
	(In millions)

Assets:
Mortgage loans: (1)
Held-for-investment		$52,626	$54,616		$52,136	$53,927
Held-for-sale		864	864		811	811

Mortgage loans, net		$53,490	$55,480		$52,947	$54,738
Policy loans		$11,872	$13,247		$11,761	$13,253
Real estate joint ventures (2)		$458	$489		$451	$482
Other limited partnership interests (2)		$1,486	$1,658		$1,539	$1,619
Short-term investments (3)		$831	$831		$819	$819
Other invested assets (2)		$1,509	$1,509		$1,490	$1,490
Cash and cash equivalents		$10,692	$10,692		$12,957	$12,957
Accrued investment income		$4,478	$4,478		$4,328	$4,328
Premiums, reinsurance and other receivables (2)		$3,150	$3,367		$3,752	$4,048
Other assets (2)		$1,614	$1,613		$466	$453
Assets of subsidiaries held-for-sale (2)		$3,156	$3,156		$3,068	$3,068
Liabilities:
Policyholder account balances (2)		$149,747	$155,257		$146,822	$152,745
Payables for collateral under securities loaned and other transactions		$28,625	$28,625		$27,272	$27,272
Bank deposits		$9,313	$9,364		$10,316	$10,371
Short-term debt		$572	$572		$306	$306
Long-term debt (2),(4)		$20,880	$22,046		$20,734	$21,892
Collateral financing arrangements		$5,297	$4,889		$5,297	$4,757
Junior subordinated debt securities		$3,191	$3,529		$3,191	$3,461
Other liabilities (2)		$3,560	$3,560		$2,777	$2,777
Separate account liabilities (2)		$46,796	$46,796		$42,160	$42,160
Liabilities of subsidiaries held-for-sale (2)		$117	$117		$105	$105
Commitments: (5)
Mortgage loan commitments	$4,051	$—	$(2)	$3,754	$—	$(17)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,196	$—	$2	$2,437	$—	$—

(1)	Mortgage loans held-for-investment as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs. Mortgage loans held-for-sale as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include residential mortgage loans held-for-sale that are accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Short-term investments as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above does not include long-term debt of CSEs, which are accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, trading and other securities, certain short-term investments, mortgage loans held by CSEs, mortgage loans held-for-sale accounted for under the FVO, MSRs, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets, long-term debt of CSEs and trading liabilities. These assets and liabilities are described in the section “— Recurring Fair Value Measurements” and, therefore, are excluded from the table above. The estimated fair value for these financial instruments approximates carrying value.

Mortgage Loans

These mortgage loans are principally comprised of commercial and agricultural mortgage loans, which are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage and consumer loans are generally purchased from third parties for investment purposes and are principally carried at amortized cost, while those originated for sale and not carried under the FVO are carried at the lower of cost or estimated fair value. The estimated fair values of these mortgage loans are determined as follows:

Mortgage loans held-for-investment. — For commercial and agricultural mortgage loans held-for-investment and carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans held-for-investment and carried at amortized cost, estimated fair value is primarily determined from observable pricing for similar loans.

Mortgage loans held-for-sale. — Certain mortgage loans previously classified as held-for-investment have been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models. For residential mortgage loans originated for sale, the estimated fair value is determined principally from observable market pricing or from internal models.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Real Estate Joint Ventures and Other Limited Partnership Interests

Real estate joint ventures and other limited partnership interests included in the preceding table consists of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate carried at cost less accumulated depreciation, or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for real estate joint ventures and other limited partnership interests accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

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

Other Invested Assets

Other invested assets within the preceding table are principally comprised of an investment in a funding agreement, funds withheld, various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications.

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

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding table are principally comprised of certain amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

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

Other Assets

Other assets in the preceding table is primarily composed of a receivable for funds due but not yet settled and a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. The receivable for funds due but not yet settled is short-term in nature and therefore carrying value approximates fair value. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution. The amounts not included in the preceding table are not considered financial instruments subject to disclosure.

Policyholder Account Balances

Policyholder account balances in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

Other Liabilities

Other liabilities included in the table above reflects those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable; amounts due for securities purchased but not yet settled; and funds withheld amounts payable which were contractually withheld by the Company in accordance with the terms of the reinsurance agreements. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the carrying values.

Separate Account Liabilities

Separate account liabilities included in the preceding table represents those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance; funding agreements related to group life contracts; and certain contracts that provide for benefit funding.

Separate account liabilities are recognized in the consolidated balance sheets at an equivalent value of the related separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized investment gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment reflected in the above table represents the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities of Subsidiaries Held-For-Sale

The carrying values of the assets and liabilities of subsidiaries held-for-sale reflect those assets and liabilities which were previously determined to be financial instruments and which were reflected in other financial statement captions in the comparable table above in previous periods but have been reclassified to these captions to reflect the discontinued nature of the operations. The estimated fair value of the assets and liabilities of subsidiaries held-for-sale have been determined on a basis consistent with the assets and liabilities as described herein.

6.	Closed Block

On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company (“MLIC”) converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	March 31, 2011	December 31, 2010
	(In millions)
Closed Block Liabilities
Future policy benefits	$43,308	$43,456
Other policy-related balances	306	316
Policyholder dividends payable	596	579
Policyholder dividend obligation	793	876
Current income tax payable	8	178
Other liabilities	708	627

Total closed block liabilities	45,719	46,032

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $26,966 and $27,067, respectively)	28,581	28,768
Equity securities available-for-sale, at estimated fair value (cost: $111 and $110, respectively)	107	102
Mortgage loans	6,172	6,253
Policy loans	4,620	4,629
Real estate and real estate joint ventures held-for-investment	340	328
Short-term investments	—	1
Other invested assets	615	729

Total investments	40,435	40,810
Cash and cash equivalents	317	236
Accrued investment income	536	518
Premiums, reinsurance and other receivables	102	95
Deferred income tax assets	465	474

Total assets designated to the closed block	41,855	42,133

Excess of closed block liabilities over assets designated to the closed block	3,864	3,899

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $565 and $594, respectively	1,050	1,101
Unrealized gains (losses) on derivative instruments, net of income tax of $4 and $5, respectively	7	10
Allocated to policyholder dividend obligation, net of income tax of ($277) and ($307), respectively	(516)	(569)

Total amounts included in accumulated other comprehensive income (loss)	541	542

Maximum future earnings to be recognized from closed block assets and liabilities	$4,405	$4,441

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months	Year
	Ended	Ended
	March 31, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$876	$—
Change in unrealized investment and derivative gains (losses)	(83)	876

Balance, end of period	$793	$876

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Revenues
Premiums	$535	$575
Net investment income	564	583
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	—
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	—
Other net investment gains (losses)	8	13

Total net investment gains (losses)	7	13
Net derivative gains (losses)	(18)	(1)

Total revenues	1,088	1,170

Expenses
Policyholder benefits and claims	689	733
Policyholder dividends	297	321
Other expenses	49	50

Total expenses	1,035	1,104

Revenues, net of expenses before provision for income tax expense (benefit)	53	66
Provision for income tax expense (benefit)	17	22

Revenues, net of expenses and provision for income tax expense (benefit)	$36	$44

The change in the maximum future earnings of the closed block was as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Balance, end of period	$4,405	$4,543
Balance, beginning of period	4,441	4,587

Change during period	$(36)	$(44)

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

7.	Long-term and Short-term Debt

The following represents significant changes in debt from the amounts reported in Note 11 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. See Note 3 for discussion of long-term debt of CSEs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Advances from the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of New York (“FHLB of NY”) and held $209 million and $187 million of common stock of the FHLB of NY at March 31, 2011 and December 31, 2010, respectively, which is included in equity securities. MetLife Bank has also entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $4.3 billion and $3.8 billion at March 31, 2011 and December 31, 2010, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the three months ended March 31, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $280 million and $163 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $65 million and $114 million related to long-term borrowings for the three months ended March 31, 2011 and 2010, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities with estimated fair values of $6.9 billion and $7.8 billion at March 31, 2011 and December 31, 2010, respectively.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.8 billion, respectively, at March 31, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2011, the Company had outstanding $1.7 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.3 billion at March 31, 2011.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At March 31, 2011, the Company had outstanding $6.0 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $4.0 billion at March 31, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc., a captive reinsurance subsidiary, which expires February 1, 2012. Under this facility, total letter of credit issuances of $305 million were outstanding at March 31, 2011.

8.	Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2011.

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

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the three months ended March 31, 2011 and 2010, MLIC received approximately 1,123 and 1,180 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2011.

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

MetLife Bank Mortgage Servicing Regulatory and Law Enforcement Authorities’ Inquiries.  Since 2008, MetLife, through its affiliate, MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the United States. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil money penalties, which the OCC is holding in abeyance.

These consent decrees as well as the inquiries or investigations referred to above could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. Management believes that the Company’s financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the United States commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint seeks injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the United States. Homer City OL6 LLC is a defendant in this action. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs.

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida.  In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and a third party for past costs and for future environmental testing costs at the Chemform Site.

Sales Practices Regulatory Matters.  Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut, New England Life Insurance Company and General American Life Insurance Company, and the four Company broker-dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Retained Asset Account Matters

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts as a settlement option for death benefits and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife and other insurance carriers. The Company received the subpoena on July 30, 2010. The Company also has received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. Management cannot predict what effect any such investigations might have on the Company’s earnings or the availability of the Company’s retained asset account known as the Total Control Account (“TCA”), but management believes that the Company’s consolidated financial statements taken as a whole would not be materially affected. Management believes that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit raises a breach of contract claim arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On April 28, 2011, the court denied MLIC’s motion to dismiss.

Other U.S. Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”) and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. Although the tenants allege over $200 million in damages in the complaint, MTL strongly disputes the tenants’ damages amounts. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. The lawsuit has returned to the trial court where MTL continues to vigorously defend against the claims. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit. It is reasonably possible that the Company’s total exposure may be greater than the liability currently accrued and that future charges to income may be necessary. Management believes that the Company’s financial statements as a whole will not be materially affected by any such future charges.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs asserted legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs sought rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In August 2009, the district court granted defendants’ motion for summary judgment. On February 2, 2011, the United States Court of Appeals for the Tenth Circuit affirmed the judgment of the district court granting MLIC’s and MSI’s summary judgment motion.

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

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in this lawsuit. MLIC is currently not a party to the Kang v. Sun Life lawsuit.

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of ALIL employees, as well as of employees of ALIL’s major distributor, based upon a policyholder complaint. The complaint filed by the policyholder has now been withdrawn. ALIL is cooperating with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter. In March 2011, ALIL

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

announced a plan to resolve policyholder claims, discussed the plan with regulatory authorities, and provided notice of the plan to policyholders. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. Under the terms of the Stock Purchase Agreement, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds.

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

It is not possible to predict the ultimate outcome or provide reasonable ranges of potential losses of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.9 billion and $3.8 billion at March 31, 2011 and December 31, 2010, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.2 billion and $2.5 billion at March 31, 2011 and December 31, 2010, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $4.1 billion and $3.8 billion at March 31, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.2 billion and $2.4 billion at March 31, 2011 and December 31, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

During the three months ended March 31, 2011, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both March 31, 2011 and December 31, 2010, for indemnities, guarantees and commitments.

9.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 99% of all U.S. pension and other postretirement benefit plan assets, which are invested primarily in separate accounts sponsored by the Subsidiaries.

In connection with the Acquisition, the Company acquired certain pension plans sponsored by American Life. For the first quarter of 2011, the net periodic benefit costs and related amortizations from accumulated other comprehensive income (loss) into the costs associated with these plans are included in the disclosure below.

Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for most Subsidiaries and November 30 for American Life.

The components of net periodic benefit costs were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(In millions)

Service costs	$63	$44	$5	$4
Interest costs	105	99	27	28
Expected return on plan assets	(114)	(112)	(20)	(19)
Amortization of net actuarial (gains) losses	49	49	11	9
Amortization of prior service costs (credit)	1	2	(27)	(21)

Net periodic benefit costs	$104	$82	$(4)	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit costs amortized from accumulated other comprehensive income (loss) were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(In millions)

Amortization of net actuarial (gains) losses	$49	$49	$11	$9
Amortization of prior service costs (credit)	1	2	(27)	(21)

Subtotal	50	51	(16)	(12)
Deferred income tax expense (benefit)	(19)	(18)	4	(2)

Components of net periodic benefit costs amortized from accumulated other comprehensive income (loss), net of income tax	$31	$33	$(12)	$(14)

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2011; however, the Subsidiaries expected to make discretionary contributions of $175 million to the plans during 2011. At March 31, 2011, no discretionary contributions have yet been made to those plans. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

10.	Equity

Convertible Preferred Stock

In connection with the financing of the Acquisition in November 2010, MetLife, Inc. issued to AM Holdings 6,857,000 shares of convertible preferred stock with a $0.01 par value per share, a liquidation preference of $0.01 per share and a fair value of $2,805 million. On March 8, 2011, MetLife, Inc. repurchased and canceled all of the convertible preferred stock for $2,951 million in cash, which resulted in a preferred stock redemption premium of $146 million. See Note 2.

Common Stock

On March 8, 2011, MetLife, Inc. issued 68,570,000 new shares of its common stock at a price of $43.25 per share for gross proceeds of $3.0 billion. In connection with the offering of common stock, MetLife, Inc. incurred $16 million of issuance costs which have been recorded as a reduction of additional paid-in capital. The proceeds were used to repurchase the convertible preferred stock issued to AM Holdings in November 2010. See Note 2.

Stock-Based Compensation Plans

Payout of 2008 — 2010 Performance Shares

Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Shares which are payable in shares of MetLife, Inc. common stock. Performance Shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on MetLife, Inc. common stock during the performance period. Accordingly, the estimated fair value of Performance Shares is based upon the closing price of MetLife, Inc. common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors.

The performance factor was 0.90 for the January 1, 2008 — December 31, 2010 performance period. This factor has been applied to the 824,825 Performance Shares associated with that performance period that vested on December 31, 2010, and as a result 742,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) will be issued during the second quarter of 2011 or on later dates.

11.	Other Expenses

Information on other expenses was as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Compensation	$1,327	$844
Pension, postretirement & postemployment benefit costs	95	91
Commissions	1,416	804
Volume-related costs	83	93
Interest credited to bank deposits	23	39
Capitalization of DAC	(1,569)	(733)
Amortization of DAC and VOBA	1,056	597
Amortization of negative VOBA	(183)	—
Interest expense on debt and debt issue costs	415	370
Premium taxes, licenses & fees	135	117
Professional services	283	200
Rent, net of sublease income	107	75
Other	714	435

Total other expenses	$3,902	$2,932

Interest Expense on Debt and Debt Issue Costs

Interest expense on debt and debt issue costs includes interest expense related to CSEs of $92 million and $106 million for the three months ended March 31, 2011 and 2010, respectively. See Note 3.

Costs Related to the Acquisition

See Note 2 for transaction and integration-related expenses related to the Acquisition which were included in other expenses.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,058,517,978	822,654,945
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	2,550,138	—
Exercise or issuance of stock-based awards	8,455,420	5,966,444

Weighted average common stock outstanding for diluted earnings per common share	1,069,523,536	828,621,389

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$1,055	$829
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	7	(1)
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	146	—

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$872	$800

Basic	$0.82	$0.97

Diluted	$0.82	$0.96

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$(42)	$5
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(42)	$5

Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Net Income (Loss):
Net income (loss)	$1,013	$834
Less: Net income (loss) attributable to noncontrolling interests	7	(1)
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$830	$805

Basic	$0.78	$0.98

Diluted	$0.78	$0.97

(1)	See Note 14 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the Company’s common equity units.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Business Segment Information

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In the first quarter of 2011, the Company began reporting the results from its international operations in two separate segments to reflect a change in the manner in which the financial results are reviewed and evaluated by executive management. The assets, liabilities and the operating results relating to the Acquisition are included in Japan and Other International Regions segments. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank and other business activities. Prior period results have been adjusted to conform to this new presentation of segments.

Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life products. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health products and services include dental insurance, short- and long-term disability, long-term care and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment, previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $8 million of operating earnings, net of $4 million of income tax expense, for the three months ended March 31, 2010, to reflect such product reclassifications.

Japan life insurance products include whole life, term life, variable life and universal life products. Japan also provides accident and health insurance, fixed and variable annuities and endowment products. These products are offered to both individuals and groups. Other International Regions provide life insurance, accident and health insurance, non medical health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups.

Banking, Corporate & Other contains the excess capital not allocated to the segments, the results of operations of MetLife Bank, the internal resource costs for associates committed to the Acquisition, various start-up entities and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Banking, Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims and policyholder dividends exclude (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and value of business acquired (“VOBA”) exclude amounts related to (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements and (iii) business combinations.

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. As a result, such product results are no longer reported in operating earnings. Accordingly, prior period results for Retirement Products and total consolidated operating earnings, have been reduced by $34 million, net of $18 million of income tax expense, for the three months ended March 31, 2010.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months ended March 31, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.

Effective January 1, 2011, the Company updated its economic capital model to align segment allocated equity with emerging standards and consistent risk principles. Such changes to the Company’s economic capital model are applied prospectively. Segment net investment income is also credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended March 31, 2011	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,192	$206	$291	$735	$5,424	$1,517	$1,611	$3,128	$2	$8,554	$—	$8,554
Universal life and investment-type product policy fees	564	586	54	—	1,204	194	436	630	—	1,834	55	1,889
Net investment income	1,529	786	1,311	53	3,679	439	421	860	330	4,869	448	5,317
Other revenues	200	75	60	8	343	9	33	42	182	567	(1)	566
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(99)	(99)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	(315)	(315)

Total revenues	6,485	1,653	1,716	796	10,650	2,159	2,501	4,660	514	15,824	88	15,912

Expenses
Policyholder benefits and claims and policyholder dividends	4,665	375	821	532	6,393	949	1,102	2,051	2	8,446	157	8,603
Interest credited to policyholder account balances	241	393	335	—	969	369	143	512	—	1,481	443	1,924
Interest credited to bank deposits	—	—	—	—	—	—	—	—	23	23	—	23
Capitalization of DAC	(216)	(317)	(12)	(105)	(650)	(522)	(397)	(919)	—	(1,569)	—	(1,569)
Amortization of DAC and VOBA	231	198	5	109	543	292	288	580	—	1,123	(67)	1,056
Amortization of negative VOBA	—	—	—	—	—	(146)	(18)	(164)	—	(164)	(19)	(183)
Interest expense on debt	—	—	2	—	2	—	2	2	319	323	92	415
Other expenses	1,025	678	119	193	2,015	770	1,002	1,772	311	4,098	62	4,160

Total expenses	5,946	1,327	1,270	729	9,272	1,712	2,122	3,834	655	13,761	668	14,429

Provision for income tax expense (benefit)	189	114	157	10	470	157	102	259	(114)	615	(187)	428

Operating earnings	$350	$212	$289	$57	$908	$290	$277	$567	$(27)	1,448

Adjustments to:
Total revenues										88
Total expenses										(668)
Provision for income tax (expense) benefit										187

Income (loss) from continuing operations, net of income tax										$1,055		$1,055

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended March 31, 2010	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
						(In millions)

Revenues
Premiums	$4,323	$253	$671	$714	$5,961	$—	$827	$827	$—	$6,788	$—	$6,788
Universal life and investment-type product policy fees	549	465	55	—	1,069	—	289	289	—	1,358	47	1,405
Net investment income	1,504	852	1,191	53	3,600	—	428	428	243	4,271	50	4,321
Other revenues	189	49	63	(2)	299	—	1	1	213	513	—	513
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	32	32
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	41	41

Total revenues	6,565	1,619	1,980	765	10,929	—	1,545	1,545	456	12,930	170	13,100

Expenses
Policyholder benefits and claims and policyholder dividends	4,847	407	1,173	494	6,921	—	765	765	(5)	7,681	160	7,841
Interest credited to policyholder account balances	234	406	355	—	995	—	150	150	—	1,145	(3)	1,142
Interest credited to bank deposits	—	—	—	—	—	—	—	—	39	39	—	39
Capitalization of DAC	(206)	(234)	(8)	(104)	(552)	—	(181)	(181)	—	(733)	—	(733)
Amortization of DAC and VOBA	239	169	4	107	519	—	100	100	—	619	(22)	597
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	—	1	1	—	2	—	1	1	261	264	106	370
Other expenses	992	562	116	179	1,849	—	506	506	274	2,629	30	2,659

Total expenses	6,106	1,311	1,641	676	9,734	—	1,341	1,341	569	11,644	271	11,915

Provision for income tax expense (benefit)	161	107	119	17	404	—	57	57	(69)	392	(36)	356

Operating earnings	$298	$201	$220	$72	$791	$—	$147	$147	$(44)	894

Adjustments to:
Total revenues										170
Total expenses										(271)
Provision for income tax (expense) benefit										36

Income (loss) from continuing operations, net of income tax										$829		$829

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	March 31, 2011	December 31, 2010
	(In millions)

U.S. Business:
Insurance Products	$141,714	$141,366
Retirement Products	183,918	177,045
Corporate Benefit Funding	183,569	172,929
Auto & Home	5,758	5,541

Total	514,959	496,881
International:
Japan	95,615	87,416
Other International Regions	67,163	77,579

Total	162,778	164,995
Banking, Corporate & Other	73,604	69,030

Total	$751,341	$730,906

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months ended March 31, 2011 and 2010. Operating revenues from U.S. operations were $11.1 billion and $11.0 billion for the three months ended March 31, 2011 and 2010, respectively, which represented 70% and 85%, respectively, of consolidated operating revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $19 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

The carrying value of real estate related to discontinued operations was $1 million and $35 million at March 31, 2011 and December 31, 2010, respectively.

Operations

During the first quarter of 2011, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Taiwan, to a third party. See Note 2. The following tables present the amounts related to the operations and financial position of MetLife Taiwan as well as the impairment loss on the Company’s investment in MetLife Taiwan, that have been reflected as discontinued operations in the interim condensed consolidated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

statements of operations and as assets and liabilities held-for-sale in the interim condensed consolidated balance sheets:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Total revenues	$107	$89
Total expenses	98	84

Income before provision for income tax	9	5
Provision for income tax expense	3	2

Income from operations of discontinued operations, net of income tax	6	3
Net investment gain (loss), net of income tax	(67)	—

Income (loss) from discontinued operations, net of income tax	$(61)	$3

	March 31, 2011	December 31, 2010
	(In millions)

Total assets held-for-sale	$3,413	$3,331
Total liabilities held-for-sale	$3,206	$3,043
Major classes of assets and liabilities included above:
Total investments	$2,792	$2,726
Total future policy benefits	$2,495	$2,461

15.	Intervening Event

The Japanese economy, to which the Company faces increased exposure as a result of the Acquisition, has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Although the impact is still being assessed, it is currently anticipated that additional insurance claims and increased operating expenses of $70 million to $100 million will be incurred during the second quarter. Japan’s results of operations have a fiscal quarter ended February 28, 2011; therefore, the estimated impact is not reflected in the Company’s consolidated results of operations for the three months ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measures operating earnings and operating earnings available to common shareholders that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”);

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method and (v) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims and policyholder dividends exclude (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”)

and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) exclude amounts related to (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements and (iii) business combinations.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP revenues, GAAP expenses, GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. These reconciliations to the most directly comparable GAAP measures, are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings and operating earnings available to common shareholders to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. As a result, such product results are no longer reported in operating earnings and operating earnings available to common shareholders. Accordingly, prior period results for Retirement Products operating earnings and total consolidated operating earnings as well as operating earnings available to common shareholders, have been reduced by $34 million, net of $18 million of income tax expense, for the three months ended March 31, 2010.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States (“U.S.”), Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) and other business activities.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG, (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of February 28, 2011 and the operating results of ALICO for the quarter ended February 28, 2011.

In the first quarter of 2011, the Company began reporting the results from its international operations in two separate segments to reflect a change in the manner in which the financial results are reviewed and evaluated by executive management. The assets, liabilities and the operating results relating to the Acquisition are included in Japan and Other International Regions segments. Prior period results have been adjusted to conform to this new presentation of segments.

In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment, previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $8 million of operating earnings, net of $4 million of income tax expense, for the three months ended March 31, 2010, to reflect such product reclassifications.

As the U.S. and global financial markets continue to recover, we have experienced improvement in policy fee income as well as net investment income. We also continue to experience an increase in market share and sales in some of our businesses, in part, from a flight to quality in the industry. These positive factors were offset by unfavorable changes in net investment gains (losses) and net derivative gains (losses). In addition, the demand on certain of our products was further impacted by the unstable economic environment, including high levels of unemployment.

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,055	$829
Less: Net investment gains (losses)	(99)	32
Less: Net derivative gains (losses)	(315)	41
Less: Other adjustments to continuing operations (1)	(166)	(174)
Less: Provision for income tax (expense) benefit	187	36

Operating earnings	1,448	894
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$1,418	$864

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2011, income from continuing operations, net of income tax, increased $226 million to $1.1 billion from $829 million in 2010. The change was predominantly due to a $554 million favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition, partially offset by a $356 million unfavorable change in net derivative gains (losses), before income tax, and a $131 million unfavorable change in net investment gains (losses), before income tax.

The unfavorable change in net derivative gains (losses) of $231 million was primarily driven by higher net losses on freestanding derivatives in the current period compared to the prior period, partially offset by higher embedded derivatives gains in the current period compared to the prior period. The higher losses on freestanding derivatives were primarily attributable to a weakening U.S. dollar, rising long-term and mid-term interest rates, and narrowing corporate credit spreads, partially offset by the impact of equity market movements and a smaller decrease in equity volatility in the current period compared to the prior period. The unfavorable change in net investment gains (losses) was primarily driven by both net losses on sales of fixed maturity securities and an increase in impairments.

The Acquisition drove most of the $554 million increase in operating earnings available to common shareholders. In addition, the results benefited from the improvement in the financial markets, which was most evident in higher policy fee income as average separate account balances grew with favorable equity market performance and increased sales of our variable annuity products.

Consolidated Company Outlook

In 2011, we continue to expect a significant improvement in the operating earnings of the Company over 2010, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2011 of 29%, of which approximately 26% is directly attributable to the Acquisition. The remaining 3% increase is driven by:

•	Increases in our International businesses from continuing organic growth throughout our various geographic regions; and

•	Higher fees earned on separate accounts, as the equity markets continue to improve, thereby increasing the value of those separate accounts. In addition, net flows of variable annuities are expected to remain strong in the remainder of 2011, which also increases the account values upon which these fees are earned.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2011.

•	Focus on expense management. We continue to focus on expense control throughout the Company, specifically managing the costs associated with the integration of ALICO. We also continue to expect to begin realizing cost synergies later in 2011.

•	Performance of the investment portfolio. Although the market environment remains challenging, we expect the performance on our investment portfolio in 2011 with respect to both income and realized gains and losses will generally be higher than the results achieved in 2010.

More difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of an adjustment for nonperformance risk.

Industry Trends

Despite continued improvement in general economic conditions in 2011, we continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages, and the unemployment rate is expected to remain high for some time. Inflation had fallen over the last several years but is now rising, and Central Banks around the world have begun tightening monetary conditions.

Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have run their course or have been discontinued. The monetary policy by the Federal Reserve Board and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, are more likely to be relevant to MetLife, Inc. and will significantly change financial regulation in the U.S. In addition, the oversight body of the Basel Committee on Banking Supervision announced in December 2010 increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank and Basel III.

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

Although the disruption in the global financial markets has moderated, not all such markets are functioning normally and some remain reliant upon government intervention and liquidity. The global recession and disruption of the financial markets has also led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. In response, on May 10, 2010, the European Union, the European Central Bank and the International Monetary Fund announced a rescue package of up to €750 billion, or approximately $1 trillion, for European nations in the Eurozone. This rescue package is intended to stabilize these economies.

The Japanese economy, to which we face increased exposure as a result of the Acquisition, has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Disruptions to the Japanese economy are having and will continue to have impacts on the overall global economy, not all of which can be foreseen.

Recent global economic conditions have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment and net derivative gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See ‘‘— Results of Operations” and “— Liquidity and Capital Resources.”

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the turbulence in financial markets that began in the second half of 2007, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have highlighted financial strength as a significant differentiator from the perspective of customers and certain distributors. In addition, the financial market turbulence and the economic recession have led many companies in our industry to re-examine the pricing and features of the products they offer and may lead to consolidation in the life insurance industry.

Regulatory Changes.  The U.S. life insurance industry is regulated at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets in 2008 and 2009. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. We cannot predict whether any proposed reforms will be adopted, the form they will take or their effect upon us. We also cannot predict how the various government responses to the recent financial and economic difficulties will affect the financial services and insurance industries or the standing of particular companies, including us, within those industries. See “Risk

Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Also see “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report. Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments, investment activities, banking activities and insurance and annuity products of the Company remain unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report. Under Dodd-Frank, as a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to Tier 1 and total risk-based capital, liquidity, leverage (unless another, similar standard is appropriate for the Company), resolution plan and credit exposure reporting, concentration limits, and risk management. The so-called “Volcker Rule” provisions of Dodd-Frank restrict the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report.

Mortgage and Foreclosure-Related Exposures.  In 2008 MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans upon demand by the investor due to (i) a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect or (ii) defects in servicing of the loan. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). Since the 2008 acquisitions, MetLife Bank has originated and sold mortgages primarily to FNMA, FHLMC and Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99% of MetLife Bank’s $85 billion servicing portfolio is comprised of Agency Investors’ product. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $57 billion of loans originated by MetLife Bank (all of which have been originated since August 2008) and to servicing deficiencies after the date of acquisition, and management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

Since 2008, MetLife, through its affiliate, MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the United States. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. Additionally, it has been reported in the media that the Department of Justice and several state attorneys general are having discussions with other mortgage servicers regarding foreclosure issues and that these discussions have involved substantial potential monetary penalties and significant changes in default servicing practices; however, MetLife Bank has not been a party to any such discussions; however, it is possible that any changes to industry practices that may result from those discussions could affect MetLife Bank. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

The application of acquisition accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to aforementioned critical accounting estimates. In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2010 Annual Report.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.

Effective January 1, 2011, the Company updated its economic capital model to align segment allocated equity with emerging standards and consistent risk principles. Such changes to the Company’s economic capital model are applied prospectively. Segment net investment income is also credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Acquisitions and Dispositions

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions in the prior period, positively impacted our results most significantly through higher policy fee income. Sales of our domestic annuity products were up 34%, driven by an increase in variable annuity sales compared with the prior period. We also benefited in the current quarter from strong sales of funding agreements. Market penetration continues in our pension closeout business in the U.K.; however, although improving, our domestic pension closeout business has been adversely impacted by a combination of poor equity returns and lower interest rates. Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. While we experienced growth in our traditional life business, sales of group life and non-medical health products declined. Sales of new homeowner policies increased 10% as the housing markets have improved. We experienced steady growth and improvement in sales of life, accident and health and group products abroad. The 2011 refinance market declined in comparison to the first quarter of 2010.

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$8,554	$6,788	$1,766	26.0%
Universal life and investment-type product policy fees	1,889	1,405	484	34.4%
Net investment income	5,317	4,321	996	23.1%
Other revenues	566	513	53	10.3%
Net investment gains (losses)	(99)	32	(131)	(409.4)%
Net derivative gains (losses)	(315)	41	(356)	(868.3)%

Total revenues	15,912	13,100	2,812	21.5%

Expenses
Policyholder benefits and claims and policyholder dividends	8,603	7,841	762	9.7%
Interest credited to policyholder account balances	1,924	1,142	782	68.5%
Interest credited to bank deposits	23	39	(16)	(41.0)%
Capitalization of DAC	(1,569)	(733)	(836)	(114.1)%
Amortization of DAC and VOBA	1,056	597	459	76.9%
Amortization of negative VOBA	(183)	—	(183)
Interest expense on debt	415	370	45	12.2%
Other expenses	4,160	2,659	1,501	56.4%

Total expenses	14,429	11,915	2,514	21.1%

Income (loss) from continuing operations before provision for income tax	1,483	1,185	298	25.1%
Provision for income tax expense (benefit)	428	356	72	20.2%

Income (loss) from continuing operations, net of income tax	1,055	829	226	27.3%
Income (loss) from discontinued operations, net of income tax	(42)	5	(47)	(940.0)%

Net income (loss)	1,013	834	179	21.5%
Less: Net income (loss) attributable to noncontrolling interests	7	(1)	8	800.0%

Net income (loss) attributable to MetLife, Inc.	1,006	835	171	20.5%
Less: Preferred stock dividends	30	30	—	—%
Preferred stock redemption premium	146	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$830	$805	$25	3.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2011, income from continuing operations, net of income tax, increased $226 million to $1.1 billion as the impact of the Acquisition drove the $554 million increase in operating earnings. This increase was partially offset by increased investment and derivative losses, net of related adjustments, principally associated with DAC and VOBA amortization.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

The composition of the investment portfolio of each business segment is tailored to the specific characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in longer duration, higher yielding fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences, including movements in interest rates, foreign currencies, credit spreads and equity markets, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing, that can generate gains and losses. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

We use freestanding currency, interest rate, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. For those hedges not designated as accounting hedges, changes in market risks can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivative gains (losses).

The unfavorable variance in net derivative gains (losses) of $231 million, from gains of $27 million in the first quarter of 2010 to losses of $204 million in the comparable 2011 period, was primarily driven by an unfavorable change in freestanding derivatives of $504 million. This unfavorable variance was partially offset by a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $274 million.

The $504 million unfavorable variance in freestanding derivatives was primarily attributable to a weakening U.S. dollar, rising long-term and mid-term interest rates, and narrowing corporate credit spreads, partially offset by the impact of equity market movements and a smaller decrease in equity volatility in the current period. Foreign currency derivatives had a negative impact of $315 million related to hedges of foreign-currency exposures. Rising long-term and mid-term interest rates in the current period compared to falling long-term and mid-term interest rates in the prior period had a negative impact of $240 million on our interest rate derivatives, $183 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. In addition, narrowing corporate credit spreads had a negative impact of $39 million on our purchased protection credit derivatives. These negative impacts were partially offset by the impact of equity market movements and a smaller decrease in equity volatility in the current period compared to the prior period, which had a positive impact of $32 million on our equity derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value reported in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk. The $274 million favorable change in embedded derivatives was primarily attributable to the impact of market factors including changes in foreign currency exchange rates and rising long-term and mid-term interest rates, partially offset by the impact of equity market movements and a smaller decrease in equity volatility in the current period compared to the prior period. Changes in foreign currency exchange rates had a positive impact of $182 million. Rising long-term and mid-term interest rates in the current period compared to falling long-term and mid-term interest rates in the prior period had a positive impact of $175 million. Changes in equity index levels had a negative impact of $128 million and a smaller decrease in equity volatility in the current period had a negative impact of $54 million. In addition, there was a favorable change related to the adjustment for nonperformance risk of $8 million. Losses on the freestanding derivatives that hedged these embedded derivative risks largely offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk, which does not have an economic impact on the Company.

An increase in losses on sales and other-than-temporary impairment (“OTTI”) losses on fixed maturity securities reflects repositioning to extend duration and further diversify the investment portfolio after the Acquisition.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased by $554 million to $1.4 billion in the first quarter of 2011 from $864 million in the comparable 2010 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended March 31, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$232	$174	$243	$57	$262	$205	$(118)	$1,055
Less: Net investment gains (losses)	37	9	12	—	(47)	(112)	2	(99)
Less: Net derivative gains (losses)	(169)	(7)	(127)	—	(8)	76	(80)	(315)
Less: Other adjustments to continuing operations (1)	(51)	(60)	44	—	11	(53)	(57)	(166)
Less: Provision for income tax (expense) benefit	65	20	25	—	16	17	44	187

Operating earnings	$350	$212	$289	$57	$290	$277	(27)	1,448

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(57)	$1,418

Three Months Ended March 31, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$288	$196	$240	$71	$—	$108	$(74)	$829
Less: Net investment gains (losses)	13	21	41	(1)	—	(34)	(8)	32
Less: Net derivative gains (losses)	20	93	(59)	—	—	6	(19)	41
Less: Other adjustments to continuing operations (1)	(48)	(123)	52	—	—	(35)	(20)	(174)
Less: Provision for income tax (expense) benefit	5	4	(14)	—	—	24	17	36

Operating earnings	$298	$201	$220	$72	$—	$147	(44)	894

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(74)	$864

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended March 31, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$6,302	$1,675	$1,645	$796	$2,363	$2,597	$534	$15,912
Less: Net investment gains (losses)	37	9	12	—	(47)	(112)	2	(99)
Less: Net derivative gains (losses)	(169)	(7)	(127)	—	(8)	76	(80)	(315)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	—	—	—	(3)
Less: Other adjustments to revenues (1)	(48)	20	44	—	259	132	98	505

Total operating revenues	$6,485	$1,653	$1,716	$796	$2,159	$2,501	$514	$15,824

Total expenses	$5,946	$1,407	$1,270	$729	$1,960	$2,307	$810	$14,429
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(30)	—	—	—	—	—	(30)
Less: Other adjustments to expenses (1)	—	110	—	—	248	185	155	698

Total operating expenses	$5,946	$1,327	$1,270	$729	$1,712	$2,122	$655	$13,761

Three Months Ended March 31, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$6,561	$1,714	$2,014	$764	$—	$1,504	$543	$13,100
Less: Net investment gains (losses)	13	21	41	(1)	—	(34)	(8)	32
Less: Net derivative gains (losses)	20	93	(59)	—	—	6	(19)	41
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	—	—	—	(1)
Less: Other adjustments to revenues (1)	(36)	(19)	52	—	—	(13)	114	98

Total operating revenues	$6,565	$1,619	$1,980	$765	$—	$1,545	$456	$12,930

Total expenses	$6,117	$1,415	$1,641	$676	$—	$1,363	$703	$11,915
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	10	4	—	—	—	—	—	14
Less: Other adjustments to expenses (1)	1	100	—	—	—	22	134	257

Total operating expenses	$6,106	$1,311	$1,641	$676	$—	$1,341	$569	$11,644

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates of 2011.

The increase in operating earnings reflects the impact of the Acquisition, which is reflected in both the Japan and Other International Regions segments, and increased policy fee income, as the improvement in financial markets drove a higher level of average separate account balances. Changes in foreign currency exchange rates had a modest positive impact on results compared to the prior period. Operating earnings increased in all of our U.S. Business segments, except Auto & Home, which was impacted by weather-related claims.

The significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $147 million, most notably in our Retirement Products segment. The improvement in fees was partially offset by greater DAC, VOBA and deferred sales inducements (“DSI”) amortization of $47 million, a portion of which is attributable to higher surrender fee income on variable products in South Korea in response to the favorable market conditions. Policy fees are typically calculated as a percentage of the average assets in the separate accounts. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in the investment portfolio was primarily due to the Acquisition and positive net cash flows in our domestic individual life and retirement and savings businesses as well as continued growth in other international regions, excluding the Acquisition. Such domestic and international funds were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the Acquisition, as well as the effects of lower fixed maturity securities yields due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment and higher other limited partnership interests yields in the prior period from a stronger recovery in the private equity markets in the prior period compared to the current period. These decreases in yield were partially offset by increased real estate joint venture yields from the positive effects of stabilizing real estate markets period over period. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings, however, it reduced both net investment income and related interest credited on policyholder account balances (“PABs”) in the current period.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense decreased slightly primarily in our domestic funding agreement business, which experienced lower average crediting rates consistent with the lower interest rate environment. Our fixed annuities business also experienced lower crediting rates. Certain crediting rates can move consistently with the underlying market indices, primarily the London Inter-Bank Offer Rate (“LIBOR”), which decreased since the first quarter of 2010. The impact from the growth in our long-term care, disability and structured settlement businesses more than offset those decreases in interest credited expense.

Claims experience varied amongst our businesses resulting in a small net favorable impact on operating earnings compared to the prior period. We benefited from mixed claims experience with a net favorable impact in our Insurance Products segment and from favorable claims experience in Mexico, slightly offset by less favorable mortality in our Corporate Benefit Funding segment. This net favorable impact was partially offset by unfavorable claims experience in our Auto & Home segment, primarily due to non-catastrophe current period claims costs.

The mortgage loan origination business experienced a $41 million decrease in operating earnings principally attributable to lower forward residential mortgage volumes and new interest rate lock commitment activity as a result of a weaker refinance market, as well as margin compression in both our forward and reverse mortgage products and higher other expenses to support sales growth and risk management initiatives as discussed below.

Interest expense on debt increased $38 million primarily as a result of the debt issued in the third and fourth quarters of 2010 in connection with the Acquisition.

Operating expenses increased due to the Acquisition and higher variable expenses such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization. The current period also includes $71 million related to the investment and growth in our international and banking businesses. Offsetting these increases were reductions of $18 million in charitable contributions and lower discretionary spending, such as consulting and postemployment related costs.

Income tax expense for the three months ended March 31, 2011 was $428 million, or 29% of income from continuing operations before provision for income tax, compared with $356 million, or 30% of income from continuing operations before provision for income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before income tax, as well as certain foreign permanent tax differences.

The three months ended March 31, 2010 included $75 million of charges related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. This charge was partially offset by decreased utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,192	$4,323	$(131)	(3.0)%
Universal life and investment-type product policy fees	564	549	15	2.7%
Net investment income	1,529	1,504	25	1.7%
Other revenues	200	189	11	5.8%

Total operating revenues	6,485	6,565	(80)	(1.2)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,665	4,847	(182)	(3.8)%
Interest credited to policyholder account balances	241	234	7	3.0%
Capitalization of DAC	(216)	(206)	(10)	(4.9)%
Amortization of DAC and VOBA	231	239	(8)	(3.3)%
Other expenses	1,025	992	33	3.3%

Total operating expenses	5,946	6,106	(160)	(2.6)%

Provision for income tax expense (benefit)	189	161	28	17.4%

Operating earnings	$350	$298	$52	17.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. Growth in our open block traditional life business was more than offset by declines in our group life and non-medical health businesses as well as the expected run off from our closed block business. Our dental business benefited from higher enrollment and certain pricing actions, but this was more than offset by a decline in revenues from our disability business. This reduction was mainly due to net customer cancellations, changes in benefit levels and lower covered lives. Our long-term care revenues were flat period over period, concurrent with the discontinuance of the sale of this coverage at the end of 2010.

The significant components of the increase in operating earnings were net favorable claims experience and the impact of a reduction in dividends to certain policyholders, partially offset by higher expenses.

Claims experience varied amongst our businesses with a net favorable impact of $37 million to operating earnings. We experienced more favorable morbidity results in the current period, specifically in our non-medical health businesses. Our disability and dental businesses had favorable claims experience and our disability business also benefited from higher net closures. Improved mortality in our group life and traditional life businesses was more than offset by unfavorable mortality in our universal variable life business.

A reduction in the dividend scale, which was announced in the fourth quarter of 2010, resulted in a $15 million decrease in policyholder dividends in the traditional life business.

Other expenses increased primarily due to increases in commissions and variable compensation. A portion of the commission increase was offset by DAC capitalization.

Higher net investment income of $16 million was largely offset by a $10 million increase in interest credited on long-duration contracts, which is reflected in the change in policyholder benefits and dividends. This increase in interest credited was primarily due to growth in future policyholder benefits in our long-term care and disability businesses. The increase in net investment income was due to a $20 million increase from growth in average invested assets and a decrease of $4 million from lower yields. Growth in the investment portfolio was due to positive cash flows from the majority of our businesses. Yields were negatively impacted by the current low interest rate environment causing lower yields on invested economic capital. Additionally, other limited partnership interests yields were negatively impacted from a stronger recovery in private equity markets in the prior period than in the current period. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, structured securities (comprised of mortgage and asset-backed securities) and U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

Retirement Products

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$206	$253	$(47)	(18.6)%
Universal life and investment-type product policy fees	586	465	121	26.0%
Net investment income	786	852	(66)	(7.7)%
Other revenues	75	49	26	53.1%

Total operating revenues	1,653	1,619	34	2.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	375	407	(32)	(7.9)%
Interest credited to policyholder account balances	393	406	(13)	(3.2)%
Capitalization of DAC	(317)	(234)	(83)	(35.5)%
Amortization of DAC and VOBA	198	169	29	17.2%
Interest expense on debt	—	1	(1)	(100.0)%
Other expenses	678	562	116	20.6%

Total operating expenses	1,327	1,311	16	1.2%

Provision for income tax expense (benefit)	114	107	7	6.5%

Operating earnings	$212	$201	$11	5.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the first quarter of 2011, overall annuity sales increased 34% compared to the prior period, primarily from variable annuity sales. This increase was primarily due to the expansion of alternative distribution channels and fewer competitors in the market place. Surrender rates for both our variable and fixed annuities remained low during the current period as we believe our customers continue to value our products compared to other alternatives in the marketplace.

Interest rate and equity market changes were the primary drivers of the increase in operating earnings, with the largest impact resulting from increased policy fees and other revenues, partially offset by a decrease in net investment income, an increase in DAC, VOBA and DSI amortization reflecting the improvement in the equity markets and an increase in other expenses.

Income annuity with life contingency premiums decreased $31 million. In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses. In addition, refinements in certain assumptions used to develop income annuity liabilities reduced operating earnings by $14 million.

A significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $96 million, partially offset by greater DAC, VOBA and DSI amortization of $21 million. Policy fees are typically calculated as a percentage of the average assets in the separate account. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances. In addition, there was a $6 million decrease in variable annuity guarantee benefit costs. While 2010 and 2011 both experienced equity market improvements, the improvement in 2011 was greater. The decrease in variable annuity guarantee benefit costs was due to a decrease in paid claims, partially offset by an increase in annuity guaranteed benefit liabilities.

Net investment income decreased $43 million due to a $49 million decrease from lower yields and a $6 million increase from growth in average invested assets. Yields were negatively impacted by the effects of lower fixed maturity securities and mortgage loans yields due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. The low interest rate environment also negatively impacted yields on invested economic capital. Additionally, other limited partnership interests yields were negatively impacted from a stronger recovery in the private equity markets in the prior period than in the current period. Growth in the investment portfolio was due to positive net cash flows from operations. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured securities, mortgage loans, U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets, in order to provide additional diversification and opportunity for long-term yield enhancement. Consistent with yields on our investment portfolio, we have seen a drop in our average crediting rates on fixed annuities, which has resulted in an $8 million decrease in interest credited expense.

Other expenses increased $75 million primarily due to a $69 million increase in variable expenses, such as commissions, separate account advisory fees, letter of credit fees and other volume-related activity. A portion of this increase was offset by DAC capitalization.

Corporate Benefit Funding

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$291	$671	$(380)	(56.6)%
Universal life and investment-type product policy fees	54	55	(1)	(1.8)%
Net investment income	1,311	1,191	120	10.1%
Other revenues	60	63	(3)	(4.8)%

Total operating revenues	1,716	1,980	(264)	(13.3)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	821	1,173	(352)	(30.0)%
Interest credited to policyholder account balances	335	355	(20)	(5.6)%
Capitalization of DAC	(12)	(8)	(4)	(50.0)%
Amortization of DAC and VOBA	5	4	1	25.0%
Interest expense on debt	2	1	1	100.0%
Other expenses	119	116	3	2.6%

Total operating expenses	1,270	1,641	(371)	(22.6)%

Provision for income tax expense (benefit)	157	119	38	31.9%

Operating earnings	$289	$220	$69	31.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the financial markets over the last year has impacted the demand for funding agreements, as evidenced by sales of more than $3 billion, before income tax, in the current quarter. Structured settlement products sales have decreased $144 million, before income tax, as a result of extraordinary sales in the first quarter of 2010. Although market penetration continues in our pension closeout business in the U.K., the number of sold cases decreased, resulting in a decrease in premiums of $305 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, both in the U.S. and in the U.K., which reduces our customers’ flexibility to engage in transactions such as pension closeouts. For both the structured settlement and pension closeout businesses, the change in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

The primary driver of the $69 million increase in operating earnings was higher net investment income of $78 million, reflecting a $62 million increase from growth in average invested assets and a $16 million increase from higher yields. Growth in the investment portfolio was due to an increase in the securities lending program and increased issuances under funding agreements. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Additionally, mortgage loan yields were positively impacted from collections on lower yielding assets. These improvements in yields were partially offset by the impact of the low interest rate environment, causing lower yields on invested economic capital. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury and agency securities, structured securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets in order to provide additional diversification and opportunity for long-term yield enhancement. For our short-term obligations, we invest primarily in structured securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these short-term investments have moved consistently with the underlying market indices, primarily LIBOR and the U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $13 million, primarily related to our funding agreement business. This decrease was largely due to the impact from derivatives that were used to hedge certain liabilities. In addition, interest credited decreased in our funding agreement business as a result of lower crediting rates. Certain crediting rates can move consistently with the underlying market indices, primarily LIBOR, which remain at historical lows. The increase in the average policyholder liabilities resulted in an $8 million increase in interest credited expense primarily related to the structured settlements business.

Mortality experience was mixed and decreased operating earnings by $6 million as our pension closeouts business experienced favorable mortality which was slightly more than offset by unfavorable results in our other businesses.

Auto & Home

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$735	$714	$21	2.9%
Net investment income	53	53	—	—%
Other revenues	8	(2)	10	500.0%

Total operating revenues	796	765	31	4.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	532	494	38	7.7%
Capitalization of DAC	(105)	(104)	(1)	(1.0)%
Amortization of DAC and VOBA	109	107	2	1.9%
Other expenses	193	179	14	7.8%

Total operating expenses	729	676	53	7.8%

Provision for income tax expense (benefit)	10	17	(7)	(41.2)%

Operating earnings	$57	$72	$(15)	(20.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Policy sales decreased in the first quarter of 2011 as the housing and automobile markets remained sluggish. This was more than offset by increases in the average premium of new policies sold. Premium from the sales of new policies increased 10% for our homeowners business and 1% for our auto business in the first quarter of 2011 compared to the same period in 2010. Earned exposures and average earned premiums per policy also improved in the first quarter of 2011 compared to the same period in 2010 for both our homeowners and auto businesses.

The primary drivers of the $15 million decrease in operating earnings were unfavorable claims experience and higher other expenses, partially offset by increased premiums.

Current period non-catastrophe claim costs increased $26 million as a result of higher claim frequencies in both our auto and homeowners businesses due primarily to more severe winter weather. Catastrophe-related losses also increased $5 million compared to the first quarter of 2010 due to greater severity on the same number of events. The negative impact of these items was partially offset by additional favorable development of prior year losses of $5 million and lower severities of $5 million as an improvement in our auto business was partially offset by an increase in severities in our homeowners results.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 92.3% in 2011 from 88.8% in 2010, and the unfavorable change in the combined ratio, including catastrophes, to 98.5% in 2011 from 94.1% in 2010.

A $10 million increase in other expenses, including the net change in DAC, contributed to the decrease in operating earnings. The increase in expenses resulted from higher commission-related expenses and minor fluctuations in a number of expenses categories.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $6 million and the increase in exposures improved operating earnings by $2 million as the positive impact from premiums exceeded the negative impact from claims. Exposures are primarily each automobile for the auto line of business and each residence for the homeowners line of business.

In addition, the write-off in the first quarter of 2010 of an equity interest in a mandatory state underwriting pool required by a change in legislation resulted in a $7 million increase in other revenues.

Japan

	Three Months
	Ended
	March 31,
	2011	2010	Change
	(In millions)

OPERATING REVENUES
Premiums	$1,517	$—	$1,517
Universal life and investment-type product policy fees	194	—	194
Net investment income	439	—	439
Other revenues	9	—	9

Total operating revenues	2,159	—	2,159

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	949	—	949
Interest credited to policyholder account balances	369	—	369
Capitalization of DAC	(522)	—	(522)
Amortization of DAC and VOBA	292	—	292
Amortization of negative VOBA	(146)	—	(146)
Other expenses	770	—	770

Total operating expenses	1,712	—	1,712

Provision for income tax expense (benefit)	157	—	157

Operating earnings	$290	$—	$290

Unless otherwise stated, all amounts are net of income tax.

Our Japan operation is comprised of the Japanese business acquired in the Acquisition and continues to remain among the largest foreign life insurers in Japan. Through our Japan operation we provide life insurance, accident and health insurance, annuities and endowment products to both individuals and groups. Our sales results continue to show steady growth and improvement across all distribution channels including captive agents, independent agents, brokers, bancassurance, and direct marketing.

The Japanese economy, to which the Company faces increased exposure as a result of the Acquisition, has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Although the impact is still being assessed, it is currently anticipated that additional insurance claims and increased operating expenses of $45 million to $65 million, net of income tax, will be incurred during the second quarter of 2011. Japan’s results of operations have a fiscal quarter ended February 28, 2011; therefore, the estimated impact is not reflected in the Company’s consolidated results of operations for the three months ended March 31, 2011.

Other International Regions

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,611	$827	$784	94.8%
Universal life and investment-type product policy fees	436	289	147	50.9%
Net investment income	421	428	(7)	(1.6)%
Other revenues	33	1	32	3200.0%

Total operating revenues	2,501	1,545	956	61.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,102	765	337	44.1%
Interest credited to policyholder account balances	143	150	(7)	(4.7)%
Capitalization of DAC	(397)	(181)	(216)	(119.3)%
Amortization of DAC and VOBA	288	100	188	188.0%
Amortization of negative VOBA	(18)	—	(18)
Interest expense on debt	2	1	1	100.0%
Other expenses	1,002	506	496	98.0%

Total operating expenses	2,122	1,341	781	58.2%

Provision for income tax expense (benefit)	102	57	45	78.9%

Operating earnings	$277	$147	$130	88.4%

Unless otherwise stated, all amounts are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the first quarter of 2011.

Our sales results continue to show steady growth and improvement, with life, accident and health and group businesses all increasing over the prior period. Life sales were driven by growth in variable universal life products in South Korea and endowments in Hong Kong. Accident and health sales increased due to strong sales in Latin America as well as growth in the credit life business in the Middle East. Group sales increased primarily due to higher group medical sales in the Middle East, group life and disability sales in Australia, and dental sales in Brazil. We experienced a decline in retirement and savings sales due to lower pension sales in South Korea, partially offset by continued growth in variable annuity sales in Europe.

Reported operating earnings increased by $130 million over the prior period, reflecting the addition of the ALICO operations other than Japan. The positive impact of changes in foreign currency exchange rates improved reported earnings by $11 million for the first quarter of 2011 compared to the prior period.

Operating earnings in South Korea increased $11 million primarily from a tax benefit in the current period. Mexico’s operating earnings increased $10 million primarily due to favorable claims experience over the prior period. Changes in inflation rates period over period on certain inflation-indexed fixed maturity securities in the current period increased operating earnings in Argentina by $7 million. The impact of the sales agreement executed in the third quarter of 2010 for the Company to sell its interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), which sale closed on April 1, 2011, decreased operating earnings by $19 million as no earnings were recognized in the current period.

Net investment income decreased as lower yields more than offset the increase from growth in average invested assets. Decreased yields reflect lower returns on the Company’s operating joint ventures, the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, lower inflation, primarily in Chile, and the results from the Acquisition. The decrease in net investment income from inflation was offset by a decrease in the related insurance liabilities. Growth in average invested assets reflects the Acquisition and growth in our businesses. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings, however, it reduced both net investment income and related interest credited on PABs in the current period.

In addition to a $262 million increase associated with the Acquisition, operating expenses increased $45 million primarily due to business growth in South Korea, Brazil and Mexico.

Banking, Corporate & Other

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2	$—	$2
Net investment income	330	243	87	35.8%
Other revenues	182	213	(31)	(14.6)%

Total operating revenues	514	456	58	12.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2	(5)	7	140.0%
Interest credited to bank deposits	23	39	(16)	(41.0)%
Interest expense on debt	319	261	58	22.2%
Other expenses	311	274	37	13.5%

Total operating expenses	655	569	86	15.1%

Provision for income tax expense (benefit)	(114)	(69)	(45)	(65.2)%

Operating earnings	(27)	(44)	17	38.6%
Less: Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$(57)	$(74)	$17	23.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

The 2011 refinance market declined in comparison to the first quarter of 2010. Consistent with these market conditions, our forward mortgage production declined $274 million to $3.8 billion. Our serviced residential mortgage loan portfolio increased $19.0 billion, which includes a $16.5 billion purchase from a FDIC receivership bank in the third quarter of 2010 and the sale of $4.8 billion to FNMA in the second quarter of 2010. Servicing run-off of existing business was 13.5% in the first quarter of 2011 compared to 10.4% in the first quarter of 2010.

The Holding Company completed four debt financings in August 2010 in connection with the Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.750% senior notes, $750 million of 5.875% senior notes, and $250 million of floating rate senior notes. The Holding Company also issued debt securities in November 2010, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the Acquisition.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each increased $17 million, primarily due to an increase in net investment income, an increase in tax benefit and a decrease in interest credited to bank deposits, partially offset by a decrease in the results of our mortgage banking business and an increase in interest expense resulting from the 2010 debt issuances.

Net investment income increased $57 million due to an increase of $46 million from higher yields and an increase of $11 million from growth in average invested assets. Yields were positively impacted by the effect of the continued repositioning of accumulated liquidity in our investment portfolio to longer duration and higher yielding assets, including fixed maturity securities. Yields were also positively impacted by lower crediting rates on the economic capital invested on behalf of the segments period over period, reflecting the low interest rate environment. An increase in the average invested assets was primarily due to proceeds from the issuances of debt. Our investments primarily include structured finance securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading securities and equity securities.

Banking, Corporate & Other also benefited in the first quarter of 2011 from lower tax expense, which provided an increased benefit of $36 million compared to the first quarter of 2010. The higher tax benefit was primarily due to $75 million of charges in the first quarter of 2010 related to the Health Care Act. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. The higher tax benefit was partially offset by decreased utilization of tax preferenced investments which provide tax credits and deductions.

Interest credited to bank deposits decreased $10 million due to lower overall cost of deposits driven by lower interest rates paid on deposit accounts.

The mortgage loan origination business experienced a $41 million decline in operating earnings with $18 million principally attributable to lower forward residential mortgage volumes and new interest rate lock commitment activity as a result of a weaker refinance market, as well as margin compression in both our forward and reverse mortgage products. Also contributing to this decline was a $23 million increase in other expenses to support sales growth and risk management initiatives.

Interest expense on debt increased $38 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition.

The results of our mortgage loan servicing business declined $6 million primarily due to additional expenses incurred to support a larger portfolio with increased regulatory oversight. The Company made $8 million of charitable contributions in the first quarter of 2011 compared to $26 million in the prior period. In addition, Banking, Corporate & Other benefited in the first quarter of 2011 from a $7 million reduction in discretionary spending, such as consulting and postemployment related costs. These savings were partially offset by a $9 million increase in internal resource costs for associates committed to the Acquisition.

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

Current Environment.  The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation had fallen over the last several years but is now rising, and Central Banks around the world have begun tightening monetary conditions.

Although the disruption in the global financial markets has moderated, not all such markets are functioning normally, and some remain reliant upon government intervention and liquidity. The global recession and disruption of the financial markets has also led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. The Japanese economy, to which we face increased exposure as a result of the Acquisition, has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Disruptions to the Japanese economy are having and will continue to have impacts on the overall global economy, not all of which can be foreseen. See “— Industry Trends.” See also “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — Summary” in Note 3 of the Notes to Interim Condensed Consolidated Financial Statements for information about exposure to sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain.

During the three months ended March 31, 2011, the net unrealized gain position on fixed maturity and equity securities decreased from a net unrealized gain of $7.2 billion at December 31, 2010 to a net unrealized gain of $6.7 billion at March 31, 2011 as a result of slight increases in interest rates, partially offset by narrowing credit spreads.

Investment Outlook.  Recovering private equity markets and stabilizing credit and real estate markets during 2010 and the first quarter 2011 had a positive impact on returns and net investment income on private equity funds, hedge funds and real estate funds, which are included within other limited partnership interests and real estate and real estate joint venture portfolios. Although the disruption in the global financial markets has moderated, if there is a resumption of significant disruption, it could adversely impact returns and net investment income on these alternative investment classes. Net cash flows arising from our business and our investment portfolio will be reinvested in a prudent manner and according to our asset/liability management (“ALM”) discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

Composition of Investment Portfolio and Investment Portfolio Results

The following yield table presents the investment income, investment portfolio gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as investment income and investment portfolio gains (losses) for the investment portfolio as a whole. The yield table also presents gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities:

	At or For the
	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Fixed Maturity Securities:
Yield (1)	4.91%	5.74%
Investment income (2), (3)	$3,693	$3,114
Investment gains (losses) (3)	$(163)	$(66)
Ending carrying value (2), (3)	$334,409	$240,314
Mortgage Loans:
Yield (1)	5.54%	5.40%
Investment income (3), (4)	$759	$672
Investment gains (losses) (3)	$47	$(28)
Ending carrying value (3)	$55,061	$50,291
Real Estate and Real Estate Joint Ventures:
Yield (1)	2.83%	(2.11)%
Investment income	$57	$(36)
Investment gains (losses)	$29	$(22)
Ending carrying value	$8,042	$6,866
Policy Loans:
Yield (1)	5.42%	7.05%
Investment income	$160	$176
Ending carrying value	$11,872	$10,015
Equity Securities:
Yield (1)	3.45%	3.39%
Investment income	$30	$25
Investment gains (losses)	$36	$27
Ending carrying value	$3,584	$3,062
Other Limited Partnership Interests:
Yield (1)	15.14%	18.85%
Investment income	$243	$265
Investment gains (losses)	$3	$(1)
Ending carrying value	$6,409	$5,753
Cash and Short-Term Investments:
Yield (1)	0.94%	0.38%
Investment income	$43	$13
Investment gains (losses)	$—	$1
Ending carrying value (3)	$19,455	$17,066
Other Invested Assets: (5)
Investment income	$12	$154
Investment gains (losses)	$4	$58
Ending carrying value	$13,693	$12,314

Total Investments:
Gross investment income yield (1)	4.81%	5.54%
Investment fees and expenses yield	(0.12)	(0.14)

Investment Income Yield (3)	4.69%	5.40%

Gross investment income	$4,997	$4,383
Investment fees and expenses	(128)	(112)

Investment Income (3), (6)	$4,869	$4,271

Ending Carrying Value (3)	$452,525	$345,681

Gross investment gains (3)	$290	$274
Gross investment losses (3)	(243)	(156)
Writedowns	(91)	(149)

Investment Portfolio Gains (Losses) (3), (6)	$(44)	$(31)
Investment portfolio gains (losses) income tax (expense) benefit	15	8

Investment Portfolio Gains (Losses), Net of Income Tax	$(29)	$(23)

Derivative Net Gains (Losses) (6)	$(386)	$(10)
Derivative net gains (losses) income tax (expense) benefit	132	11

Derivative Net Gains (Losses), Net of Income Tax	$(254)	$1

As described in the footnotes below, the yield table reflects certain differences from the presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations, including the exclusion of contractholder-directed unit-linked investments classified within trading and other securities, as the contractholder, not the Company, directs the investment of the funds; and the exclusion of the effects of consolidating certain VIEs that are consolidated securitization entities (“CSEs”). We believe this yield table presentation is consistent with how we measure our investment performance for management purposes and enhances understanding.

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), collateral received from counterparties associated with our securities lending program, the effects of consolidating certain VIEs that are treated as CSEs, and effective October 1, 2010 contractholder-directed unit-linked investments. Yields also exclude investment income recognized on mortgage loans and securities held by CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments.

(2)	Fixed maturity securities include $745 million and $2,765 million at estimated fair value of trading and other securities at March 31, 2011 and 2010, respectively. Fixed maturity securities include $28 million and $79 million of investment income related to trading and other securities for the three months ended March 31, 2011 and 2010, respectively.

(3)	(a) Fixed maturity securities ending carrying values as presented herein, exclude (i) contractholder-directed unit-linked investments — reported within trading and other securities of $18,459 million at March 31, 2011, and (ii) securities held by CSEs— reported within trading and other securities of $161 million and $274 million at March 31, 2011 and 2010, respectively. Net investment income as presented herein, excludes investment income on contractholder-directed unit-linked investments — reported within trading and other securities effective October 1, 2010 as shown in footnote (6) to this yield table.

(b) Ending carrying values, investment income, and investment gains (losses) as presented herein, exclude the effects of consolidating certain VIEs that are treated as CSEs. The adjustments to investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the fair value option (“FVO”). The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the FVO.

	At or For the Three Months Ended March 31, 2011
		Impact of Excluding	Total — With all
	As Reported in the	Trading and Other	Trading and Other
	Yield Table	Securities and CSEs	Securities and CSEs
		(In millions)

Trading and Other Securities (included within Fixed Maturity Securities):
Ending carrying value	$745	$18,620	$19,365
Investment income	$28	$420	$448
Investment gains (losses)	$—	$7	$7
Mortgage Loans:
Ending carrying value	$55,061	$6,771	$61,832
Investment income	$759	$95	$854
Investment gains (losses)	$47	$18	$65
Cash and Short-Term Investments:
Ending carrying value	$19,455	$59	$19,514
Total Investments:
Ending carrying value	$452,525	$25,450	$477,975

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements. As yield is not considered a meaningful measure of performance for other invested assets, it has been excluded from the yield table.

(6)	Investment income (loss), investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), and interest credited to policyholder account balances and to exclude the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Investment income — in the above yield table	$4,869	$4,271
Real estate discontinued operations — deduct from net investment income	(1)	(2)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from net investment income, add to net derivative gains (losses)	(39)	(49)
Equity method operating joint ventures — add to net investment income, deduct from net derivative gains (losses)	(23)	(5)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	419	—
Incremental net investment income from CSEs — add to net investment income	92	106

Net investment income — GAAP consolidated statements of operations	$5,317	$4,321

Investment portfolio gains (losses) — in the above yield table	$(44)	$(31)
Real estate discontinued operations — deduct from net investment gains (losses)	(28)	—
Investment gains (losses) related to CSEs — add to net investment gains (losses)	25	10
Other gains (losses) — add to net investment gains (losses)	(52)	53

Net investment gains (losses) — GAAP consolidated statements of operations	$(99)	$32

Derivative gains (losses) — in the above yield table	$(386)	$(10)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from net investment income	39	49
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to PABs	8	(3)
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	1	—
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	23	5

Net derivative gains (losses) — GAAP consolidated statements of operations	$(315)	$41

See “— Results of Operations — Three Months Ended March 31, 2011 compared with the Three Months Ended March 31, 2010 — Consolidated Results” for an analysis of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $333.7 billion and $324.8 billion, each representing 70% and 69% of total cash and invested assets at estimated fair value, at March 31, 2011 and December 31, 2010, respectively. Publicly-traded fixed maturity securities represented $292.0 billion and $284.0 billion, or 88% and 87% of total fixed maturity securities at estimated fair value, at March 31, 2011 and December 31, 2010, respectively. Privately placed fixed maturity securities represented $41.7 billion and $40.8 billion, or 12% and 13% of total fixed maturity securities at estimated fair value, at March 31, 2011 and December 31, 2010, respectively.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.6 billion, or 0.8% of total cash and invested assets at estimated fair value, at both March 31, 2011 and December 31, 2010. Publicly-traded equity securities represented $2.2 billion and $2.3 billion, or 61% and 64% of total equity securities at estimated fair value, at March 31, 2011 and December 31, 2010, respectively. Privately-held equity securities represented $1.4 billion and $1.3 billion, or 39% and 36% of total equity securities at estimated fair value, at March 31, 2011 and December 31, 2010, respectively.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” in the 2010 Annual Report for a general discussion of the process we use to value securities; a general discussion of the process we use to determine the placement of securities in the fair value hierarchy; a general discussion of valuation techniques and inputs used; and a general discussion of the controls systems for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible; including our review of liquidity, the volume and level of trading activity, and identifying transactions that are not orderly.

Fair Value Hierarchy.  Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	March 31, 2011
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$16,668	5.0%	$632	17.6%

Level 2:
Independent pricing source	259,851	77.8	655	18.3
Internal matrix pricing or discounted cash flow techniques	35,870	10.8	992	27.7

Significant other observable inputs	295,721	88.6	1,647	46.0

Level 3:
Independent pricing source	9,267	2.8	1,078	30.1
Internal matrix pricing or discounted cash flow techniques	10,479	3.1	207	5.8
Independent broker quotations	1,529	0.5	20	0.5

Significant unobservable inputs	21,275	6.4	1,305	36.4

Total estimated fair value	$333,664	100.0%	$3,584	100.0%

	March 31, 2011
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$86,688	$6,861	$93,549
Foreign corporate securities	—	63,163	5,534	68,697
Foreign government securities	87	41,916	3,186	45,189
Residential mortgage-backed securities (“RMBS”)	—	44,736	271	45,007
U.S. Treasury and agency securities	16,581	18,822	76	35,479
Commercial mortgage-backed securities (“CMBS”)	—	18,994	791	19,785
Asset-backed securities (“ABS”)	—	10,484	4,506	14,990
State and political subdivision securities	—	10,915	46	10,961
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	$16,668	$295,721	$21,275	$333,664

Equity Securities:
Common stock	$632	$1,121	$359	$2,112
Non-redeemable preferred stock	—	526	946	1,472

Total equity securities	$632	$1,647	$1,305	$3,584

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2011 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (89%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, ABS and foreign government securities.

•	Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan RMBS and less liquid prime RMBS, certain below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended March 31, 2011, Level 3 fixed maturity securities decreased by $1,441 million, or 6%. The decrease was driven by transfers out of Level 3, partially offset by net purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss). See analysis of transfers into and/or out of Level 3 below. Net purchases in excess of sales of fixed maturity securities were concentrated in ABS, U.S. corporate and foreign government securities. The increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in RMBS, U.S. and foreign corporate securities and ABS (including RMBS backed by sub-prime mortgage loans) due to improving market conditions including an improvement in liquidity.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months
	Ended
	March 31, 2011
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, beginning of period	$22,716	$1,173
Total realized/unrealized gains (losses) included in:
Earnings	53	3
Other comprehensive income (loss)	422	55
Purchases	2,446	42
Sales	(1,915)	(43)
Transfers into and/or out of Level 3	(2,447)	75

Balance, end of period	$21,275	$1,305

An analysis of transfers into and/or out of Level 3 for the three months ended March 31, 2011 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out for the same period are excluded from the rollforward.

•	Total gains (losses) for fixed maturity securities included in earnings of ($1) million and other comprehensive income (loss) of $56 million, respectively, were incurred for transfers subsequent to their transfer to Level 3, for the three months ended March 31, 2011.

•	Net transfers into and/or out of Level 3 for fixed maturity securities were ($2,447) million for the three months ended March 31, 2011, and were comprised of transfers into of $196 million and transfers out of ($2,643) million, respectively.

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months ended March 31, 2011 are summarized below:

•	During the three months ended March 31, 2011, fixed maturity securities transfers into Level 3 of $196 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and U.S. and foreign corporate securities.

•	During the three months ended March 31, 2011, fixed maturity securities transfers out of Level 3 of ($2,643) million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and RMBS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

See “— Fair Value — Assets and Liabilities Measured at Fair Value — Recurring Fair Value Measurements — Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no rating is available from the NAIC, then as permitted by the NAIC, an internally developed rating is used. The NAIC ratings are generally similar to the credit quality designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s Investors Service (“Moody’s”) or rated “BBB” or better by Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”)) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

The NAIC adopted revised rating methodologies for non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS that became effective prior to January 1, 2011. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

The three tables below present fixed maturity securities based on rating agency designations and equivalent designations of the NAIC, with the exception of certain structured securities held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by the Company’s insurance subsidiaries that file NAIC statutory financial statements are presented based on final ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1) amounts and percentages presented herein are based on the revised NAIC methodologies described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above.

The following three tables present information about the Company’s fixed maturity securities holdings by NAIC credit quality ratings. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organizations list, including Moody’s, S&P, Fitch and Realpoint, LLC. If no rating is available from a rating agency, then an internally developed rating is used.

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented using final ratings from the revised NAIC rating methodologies as described above, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2011			December 31, 2010
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation:	Cost	Value	Total	Cost	Value	Total
				(In millions)

1	Aaa/Aa/A	$233,177	$236,943	71.0%	$226,639	$231,198	71.2%
2	Baa	68,518	71,582	21.5	65,412	68,729	21.2
3	Ba	15,259	15,428	4.6	15,331	15,290	4.7
4	B	8,616	8,391	2.5	8,742	8,308	2.6
5	Caa and lower	1,314	1,172	0.4	1,340	1,142	0.3
6	In or near default	168	148	—	153	130	—

	Total fixed maturity securities	$327,052	$333,664	100.0%	$317,617	$324,797	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at March 31, 2011 and December 31, 2010:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at March 31, 2011
NAIC Rating	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$46,121	$35,271	$7,986	$3,784	$363	$24	$93,549
Foreign corporate securities	39,207	25,239	2,559	1,509	174	9	68,697
Foreign government securities	34,114	7,912	1,963	1,191	9	—	45,189
RMBS (1)	39,482	1,102	2,433	1,589	317	84	45,007
U.S. Treasury and agency securities	35,479	—	—	—	—	—	35,479
CMBS (1)	18,574	649	285	213	64	—	19,785
ABS (1)	13,805	645	171	101	237	31	14,990
State and political subdivision securities	10,161	761	31	—	8	—	10,961
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$236,943	$71,582	$15,428	$8,391	$1,172	$148	$333,664

Percentage of total	71.0%	21.5%	4.6%	2.5%	0.4%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2010
NAIC Rating	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$46,035	$34,259	$7,633	$3,452	$353	$40	$91,772
Foreign corporate securities	39,430	24,352	2,474	1,454	169	9	67,888
Foreign government securities	31,559	7,184	2,179	1,080	—	—	42,002
RMBS (1)	38,984	1,109	2,271	1,993	331	45	44,733
U.S. Treasury and agency securities	33,304	—	—	—	—	—	33,304
CMBS (1)	19,385	665	363	205	56	1	20,675
ABS (1)	13,133	435	338	120	226	35	14,287
State and political subdivision securities	9,368	722	32	—	7	—	10,129
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$231,198	$68,729	$15,290	$8,308	$1,142	$130	$324,797

Percentage of total	71.2%	21.2%	4.7%	2.6%	0.3%	—%	100.0%

(1) Presented using the final rating from revised NAIC rating methodologies.

Fixed Maturity and Equity Securities Available-for-Sale. See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	Fixed maturity and equity securities on a sector basis and the related cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of such securities at March 31, 2011 and December 31, 2010.

•	Estimated fair value and unrealized gains (losses) on below investment grade or non-rated, non-income producing, fixed maturity securities at March 31, 2011 and December 31, 2010.

•	Government and agency securities holdings in excess of 10% of the Company’s equity.

•	U.S. and foreign corporate fixed maturity securities — the composition by industry and sector and related concentrations of credit risk at March 31, 2011 and December 31, 2010.

Structured Securities.  The following table presents information about structured securities at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

RMBS	$45,007	56.4%	$44,733	56.1%
CMBS	19,785	24.8	20,675	26.0
ABS	14,990	18.8	14,287	17.9

Total structured securities	$79,782	100.0%	$79,695	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$36,550	81.2%	$36,085	80.7%
RMBS rated NAIC 1	$39,482	87.7%	$38,984	87.1%
CMBS rated Aaa/AAA	$16,064	81.2%	$16,901	81.7%
CMBS rated NAIC 1	$18,574	93.9%	$19,385	93.7%
ABS rated Aaa/AAA	$10,486	70.0%	$10,411	72.9%
ABS rated NAIC 1	$13,805	92.1%	$13,133	91.9%

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS, Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS and Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables and information about the Company’s structured securities holdings at March 31, 2011 and December 31, 2010, including:

•	RMBS holdings by security type and risk profile at March 31, 2011 and December 31, 2010.

•	Alt-A RMBS holdings by vintage year and selected other information at March 31, 2011 and December 31, 2010.

•	CMBS holdings by rating agency designation and by vintage year as well as NAIC rating at March 31, 2011 and December 31, 2010.

•	ABS holdings by collateral type and selected other information at March 31, 2011 and December 31, 2010.

RMBS.  The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at March 31, 2011 and December 31, 2010, as presented above. The majority of the agency RMBS held by the Company was guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS includes prime and alternative residential mortgage loans (“Alt-A”) RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC Alt-A RMBS involve the pooling of previous issues of Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization. The Company’s holdings are in senior tranches with significant credit enhancement.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At March 31, 2011 and December 31, 2010, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 83% and 85% at March 31, 2011 and December 31, 2010, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security.

RMBS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s exposure to RMBS, including Alt-A RMBS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as a result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, commencing in the second quarter 2010 and through the first quarter 2011, market conditions improved causing our portfolio to be in a net unrealized gain position of 3% of amortized cost at March 31, 2011.

CMBS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s exposure to CMBS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

The Company had no exposure to CMBS index securities at March 31, 2011 or December 31, 2010. The Company’s holdings of commercial real estate collateralized debt obligations securities were $142 million and $138 million at estimated fair value at March 31, 2011 and December 31, 2010, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 31% and 26% at March 31, 2011 and December 31, 2010, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. ABS in which the present value of projected future cash flows expected to be collected is less than amortized cost are reviewed for impairment in accordance with our impairment policy. Based upon the analysis of the Company’s ABS, including sub-prime mortgage loans through its exposure to ABS, the Company expects to receive payments in accordance with the contractual terms of the securities that are considered temporarily impaired.

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,113 million and $1,119 million and unrealized losses of $274 million and $317 million at March 31, 2011 and December 31, 2010, respectively. Approximately 28% of this portfolio was rated Aa or better, of which 75% was in vintage year 2005 and prior, at March 31, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. All of the $1,113 million and $1,119 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at March 31, 2011 and December 31, 2010, respectively. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime mortgage loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in the three months ended March 31, 2011, market conditions improved, credit spreads narrowed on mortgage-backed and asset-backed securities and unrealized losses on ABS backed by sub-prime mortgage loans decreased from 22% to 20% of amortized cost from December 31, 2010 to March 31, 2011.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity, or 1% of total investments, at March 31, 2011 and December 31, 2010.

Evaluation of Fixed Maturity Securities and Equity Securities Available-for-Sale for Other-Than-Temporary Impairment

See the following sections within “Investments” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities available-for-sale for other-than-temporary impairment:

•	Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

•	Net Unrealized Investment Gains (Losses)

•	Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

•	Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

•	Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

•	Evaluating Temporarily Impaired Available-for-Sale Securities

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present:

•	The components of net investment gains (losses) for the three months ended March 31, 2011 and 2010.

•	Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) for the three months ended March 31, 2011 and 2010.

•	Fixed maturity security OTTI losses recognized in earnings by sector and by industry within the U.S. and foreign corporate securities sector for the three months ended March 31, 2011 and 2010.

•	Equity security OTTI losses recognized in earnings by sector and industry for the three months ended March 31, 2011 and 2010.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $129 million and $93 million for the three months ended March 31, 2011 and 2010, respectively. Impairments of fixed maturity securities were $123 million and $92 million for the three months ended March 31, 2011 and 2010, respectively. Impairments of equity securities were $6 million and $1 million for the three months ended March 31, 2011 and 2010, respectively.

The Company’s credit-related impairments of fixed maturity securities were $43 million and $86 million for the three months ended March 31, 2011 and 2010, respectively.

The Company’s three largest impairments totaled $66 million and $26 million for the three months ended March 31, 2011 and 2010, respectively.

The Company records OTTI losses charged to earnings within net investment gains (losses) and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $10.4 billion and $3.2 billion during the three months ended March 31, 2011 and 2010, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $239 million and $141 million for the three months ended March 31, 2011 and 2010, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

Three months ended March 31, 2011 compared to the three months ended March 31, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $129 million for the three months ended March 31, 2011 as compared to $93 million in the prior period. An increase in OTTI losses on fixed maturities securities primarily reflects intent to sell impairments from repositioning to extend duration and further diversify the ALICO portfolio. The most significant increase in the current period, as compared to the prior period, was in foreign government holdings which comprised $76 million in fixed maturity impairments in the three months ended March 31, 2011, as compared to none for the three months ended March 31, 2010; while corporate securities and structured securities impairments decreased $45 million in the current period reflecting the improving economic fundamentals.

Future Impairments.  Future OTTI will depend primarily on economic fundamentals, issuer performance, changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and other of the above factors deteriorate, additional OTTI may be incurred in upcoming periods. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at March 31, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the three months ended March 31, 2011 and 2010.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral, generally cash, in an amount equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

See “— Investments — Securities Lending.” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the following information regarding the Company’s securities lending program:

•	Securities on loan, aging of cash collateral liability, security collateral on deposit from counterparties and the estimated fair value of the reinvestment portfolio at March 31, 2011 and December 31, 2010.

•	Estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2011 and portion consisting of U.S. Treasury and agency securities at March 31, 2011 and composition of the remaining securities on loan and the composition of the reinvestment portfolio at March 31, 2011.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at March 31, 2011 and December 31, 2010.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to its securities lending program.

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds, and to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs. Changes in estimated fair value of such trading and other securities subsequent to purchase are included in net investment income. FVO Securities also include securities held by CSEs (former qualifying special purpose entities) with changes in estimated fair value subsequent to consolidation included in net investment gains (losses). Trading and other securities were $19.4 billion and $18.6 billion, or 4.1% and 3.9% of total cash and invested assets at estimated fair value, at March 31, 2011 and December 31, 2010, respectively. See “Investments — Trading and Other Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables which present information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities at March 31, 2011 and December 31, 2010.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2011
	Trading and Other		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$7,085	36.6%	$47	100.0%
Significant other observable inputs (Level 2)	11,612	60.0	—	—
Significant unobservable inputs (Level 3)	668	3.4	—	—

Total estimated fair value	$19,365	100.0%	$47	100.0%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2011, is as follows:

Three Months
Ended
March 31, 2011
(millions)

Balance, beginning of period	$822
Total realized/unrealized gains (losses) included in:
Earnings	36
Purchases	84
Sales	(268)
Transfer into and/or out of Level 3	(6)

Balance, end of period	$668

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $61.8 billion and $62.3 billion, or 12.9% and 13.1% of total cash and invested assets at March 31, 2011 and December 31, 2010, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $59.4 billion and $59.0 billion by portfolio segment at March 31, 2011 and December 31, 2010, respectively, as well as the components of the mortgage loans held-for-sale of $2.4 billion and $3.3 billion at March 31, 2011 and December 31, 2010, respectively. The information presented on mortgage loans herein excludes the effects of consolidating certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the most significant component of the mortgage loan invested asset class as it represents over 70% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both March 31, 2011 and December 31, 2010. The Company diversifies its commercial mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Additionally, the Company manages risk, when originating commercial and agricultural mortgage loans, by generally lending only up to 75% of the estimated fair value of the underlying real estate. The tables below present the diversification across geographic regions and property types for commercial mortgage loans held-for-investment at:

	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Region:
Pacific	$8,329	21.9%	$8,974	23.7%
South Atlantic	8,035	21.1	8,016	21.2
Middle Atlantic	6,674	17.5	6,484	17.1
International	4,773	12.5	4,214	11.2
West South Central	3,336	8.8	3,266	8.6
East North Central	2,926	7.7	3,066	8.1
New England	1,730	4.5	1,531	4.1
Mountain	915	2.4	884	2.3
West North Central	654	1.7	666	1.8
East South Central	460	1.2	461	1.2
Other	255	0.7	256	0.7

Total recorded investment	38,087	100.0%	37,818	100.0%

Less: valuation allowances	532		562

Carrying value, net of valuation allowances	$37,555		$37,256

Property Type:
Office	$16,728	43.9%	$16,857	44.6%
Retail	9,217	24.2	9,215	24.3
Apartments	3,536	9.3	3,630	9.6
Hotels	3,223	8.5	3,089	8.2
Industrial	3,138	8.2	2,910	7.7
Other	2,245	5.9	2,117	5.6

Total recorded investment	38,087	100.0%	37,818	100.0%

Less: valuation allowances	532		562

Carrying value, net of valuation allowances	$37,555		$37,256

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company defines potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more past due; agricultural mortgage loans — 90 days or more past due; and residential mortgage loans — 60 days or more past due. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	March 31, 2011				December 31, 2010
				% of				% of
	Recorded	% of	Valuation	Recorded	Recorded	% of	Valuation	Recorded
	Investment	Total	Allowance	Investment	Investment	Total	Allowance	Investment
				(In millions)

Commercial:
Performing	$37,723	99.0%	$491	1.3%	$37,487	99.1%	$528	1.4%
Restructured	149	0.4	8	5.4%	93	0.2	6	6.5%
Potentially delinquent	214	0.6	33	15.4%	180	0.5	28	15.6%
Delinquent or under foreclosure	1	—	—	—%	58	0.2	—	—%

Total	$38,087	100.0%	$532	1.4%	$37,818	100.0%	$562	1.5%

Agricultural (1):
Performing	$12,493	97.9%	$42	0.3%	$12,486	97.9%	$35	0.3%
Restructured	38	0.3	8	21.1%	33	0.3	8	24.2%
Potentially delinquent	68	0.5	—	—%	62	0.5	11	17.7%
Delinquent or under foreclosure	162	1.3	26	16.0%	170	1.3	34	20.0%

Total	$12,761	100.0%	$76	0.6%	$12,751	100.0%	$88	0.7%

Residential (2):
Performing	$2,356	98.2%	$12	0.5%	$2,145	96.1%	$12	0.6%
Restructured	3	0.1	—	—%	4	0.2	—	—%
Potentially delinquent	4	0.2	—	—%	4	0.2	—	—%
Delinquent or under foreclosure	36	1.5	1	2.8%	78	3.5	2	2.6%

Total	$2,399	100.0%	$13	0.5%	$2,231	100.0%	$14	0.6%

(1)	Of the $12.8 billion of agricultural mortgage loans outstanding at March 31, 2011, 52% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(2)	Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans, and to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator and impaired loans, as well as information on past due and nonaccrual mortgage loans.

Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Mortgage Loans.  The Company reviews all commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property type basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 65% and 66% at March 31, 2011 and December 31, 2010, respectively, and the average debt service coverage ratio was 2.3x at March 31, 2011 as compared to 2.4x at December 31, 2010. For agricultural mortgage loans, the average loan-to-value ratio was 49% at both March 31, 2011 and December 31, 2010. The values utilized in calculating these ratios are developed in connection with our review of the commercial and agricultural mortgage loans, and are updated routinely, including a periodic quality rating process and an evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $142 million at March 31, 2011, and the majority of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $412 million and $389 million at March 31, 2011 and December 31, 2010, respectively.

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

The Company also establishes valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook, as well as, other relevant factors.

The determination of the amount of, and additions or decreases to, valuation allowances is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration including an actual or expected increase in the level of problem loans will result in an increase in the valuation allowance. Positive credit migration including an actual or expected decrease in the level of problem loans will result in a decrease in the valuation allowance. Such changes in the valuation allowance are recorded in net investment gains (losses).

See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the activity in the Company’s valuation allowances, by portfolio segment, for the three months ended March 31, 2011 and 2010, respectively; and for tables that present the Company’s valuation allowances, by type of credit loss, by portfolio segment, at March 31, 2011 and December 31, 2010, respectively.

The Company held $227 million and $197 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $184 million and $164 million relate to impaired mortgage loans held-for-investment and $43 million and $33 million to certain mortgage loans held-for-sale, at March 31, 2011 and December 31, 2010, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairments of $8 million and $17 million for the three months ended March 31, 2011 and 2010, respectively.

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	March 31, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Traditional	$5,610	69.8%	$5,136	64.0%
Real estate joint ventures and funds	2,266	28.2	2,707	33.7

Real estate and real estate joint ventures	7,876	98.0	7,843	97.7
Foreclosed (commercial, agricultural and residential)	165	2.0	152	1.9

Real estate held-for-investment	8,041	100.0	7,995	99.6
Real estate held-for-sale	1	—	35	0.4

Total real estate and real estate joint ventures	$8,042	100.0%	$8,030	100.0%

See also “Real Estate and Real Estate Joint Ventures” in Note 3 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $7.0 billion and $6.6 billion at March 31, 2011 and December 31, 2010, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the U.S. and overseas) was $6.4 billion, which included $1.0 billion of hedge funds, at both March 31, 2011 and December 31, 2010. There were no impairments of other limited partnership interests for three months ended March 31, 2011. Impairments of other limited partnership interests, which were principally cost method other limited partnership interests, were less than $1 million for the three months ended March 31, 2010.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	March 31, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive estimated fair values	$6,344	46.3%	$7,777	50.4%
Leveraged leases, net of non-recourse debt	2,201	16.1	2,191	14.2
MSRs	1,029	7.5	950	6.2
Tax credit partnerships	974	7.1	976	6.3
Joint venture investments	717	5.2	694	4.5
Funds withheld	550	4.0	551	3.6
Other	1,878	13.8	2,291	14.8

Total	$13,693	100.0%	$15,430	100.0%

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values.

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $8.8 billion and $9.4 billion, or 1.8% and 2.0% of total cash and invested assets at March 31, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of purchase was $7.3 billion and $9.6 billion at March 31, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at March 31, 2011 and December 31, 2010.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at March 31, 2011 and December 31, 2010.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at March 31, 2011 and December 31, 2010.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2011 and 2010.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2011
	Derivative Assets		Derivative Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$17	—%	$62	2%
Significant other observable inputs (Level 2)	6,028	95	3,583	90
Significant unobservable inputs (Level 3)	299	5	322	8

Total estimated fair value	$6,344	100%	$3,967	100%

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

Derivatives categorized as Level 3 at March 31, 2011 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; credit default swaps based upon baskets of credits having unobservable credit correlations, credit default swaps priced through independent broker quotes; implied volatility swaps with unobservable volatility inputs or that are priced via independent broker quotations; equity options with unobservable volatility inputs or that are priced via independent broker quotations; and credit forwards having unobservable repurchase rates.

At both March 31, 2011 and December 31, 2010, 2% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2011 is as follows:

Three Months
Ended
March 31, 2011
(In millions)

Balance, beginning of period	$173
Total realized/unrealized gains (losses) included in:
Earnings	(80)
Other comprehensive income (loss)	(17)
Purchases, sales, issuances and settlements	9
Transfer in and/or out of Level 3	(108)

Balance, end of period	$(23)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivative Financial Instruments” in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2011
	Net Embedded Derivatives Within
	Asset Host		Liability Host
	Contracts		Contracts
		(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	11	1
Significant unobservable inputs (Level 3)	162	100	1,700	99

Total estimated fair value	$162	100%	$1,711	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Three Months
Ended
March 31, 2011
(In millions)

Balance, beginning of period	$(2,438)
Total realized/unrealized gains (losses) included in:
Earnings	957
Other comprehensive income (loss)	48
Purchases, sales, issuances and settlements	(105)
Transfer in and/or out of Level 3	—

Balance, end of period	$(1,538)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses) for the three months ended March 31, 2011 and 2010, were gains (losses) of ($74) million and ($86) million, respectively, in connection with this adjustment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2010 Annual Report.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Embedded Derivatives” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities,” for further descriptions of such arrangements.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $11 million at March 31, 2011. There was no non-cash collateral for securities lending on deposit from customers at December 31, 2010.

Other

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the following information:

•	Commitments to Fund Partnership Investments

•	Mortgage Loan Commitments

•	Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

•	Guarantees

Other than the commitments disclosed in Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, and bridge loans and private corporate bond investment arrangements.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Although conditions in the financial markets continued to materially improve in 2010, there is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash and cash equivalents, short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities, and cash collateral received from counterparties in connection with derivative instruments) was $14.1 billion and $17.6 billion at March 31, 2011 and December 31, 2010, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities.

The Company

Capital

The Company’s capital position is managed to maintain its financial strength and credit ratings and is supported by its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet its operating and growth needs.

The Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008, as well as during the rebound and recovery periods beginning in the second quarter of 2009 and continuing into 2010. The increase in credit spreads experienced since then has resulted in an increase in the cost of such new capital, as well as increases in facility fees. Conversely, as a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities have been lower.

Despite the still unsettled financial markets, the Company also raised new capital from successful offerings of the Holding Company’s common stock in August 2010 and on March 8, 2011. The August 2010 offering provided financing for the Acquisition and the March 2011 offering provided financing for the repurchase from AM Holdings of the Holding Company’s Convertible Preferred Stock that was issued in connection with the Acquisition. See “— The Company — Liquidity and Capital Sources — Common Stock” and “— Convertible Preferred Stock.”

Rating Agencies.  Rating agencies assign insurer financial strength ratings to the Holding Company’s domestic life insurance subsidiaries and credit ratings to the Holding Company and certain of its subsidiaries. The level and composition of regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

A downgrade in the credit or insurer financial strength ratings of the Holding Company or its subsidiaries would likely impact the cost and availability of financing for the Company and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

The amount of dividends that our insurance subsidiaries can pay to the Holding Company or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “— The Holding Company — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Sources:
Net cash provided by operating activities	$3,501	$2,871
Net cash provided by changes in policyholder account balances	1,679	3,127
Net cash provided by changes in payables for collateral under securities loaned and other transactions	1,353	1,786
Net cash provided by short-term debt issuances	266	—
Long-term debt issued, net of issuance costs	280	163
Common stock issued, net of issuance costs	2,997	—
Cash provided by the effect of change in foreign currency exchange rates	93	—

Total sources	10,169	7,947

Uses:
Net cash used in investing activities	8,094	7,598
Net cash used for changes in bank deposits	1,027	218
Net cash used for short-term debt repayments	—	594
Long-term debt repaid	249	322
Redemption of convertible preferred stock	2,805	—
Preferred stock redemption premium	146	—
Dividends on preferred stock	30	30
Net cash used in other, net	56	67
Cash used in the effect of change in foreign currency exchange rates	—	28

Total uses	12,407	8,857

Net decrease in cash and cash equivalents	$2,238	$910

Liquidity and Capital Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal.

Cash Flows from Investments.  The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities, sales of invested assets and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market disruption. The Company closely monitors and manages these risks through its credit risk management process.

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At March 31, 2011 and December 31, 2010, the Company had $248.0 billion and $245.7 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities. MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2011 and December 31, 2010, MetLife Funding had a tangible net worth of $12 million. At both March 31, 2011 and December 31, 2010, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $102 million.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both March 31, 2011 and December 31, 2010, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under this facility.

•	MetLife Bank has a cash need to fund residential mortgage loans that it originates and generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. The outstanding volume of residential mortgage originations varies from month to month and is cyclical within a month. To meet the variable funding requirements from this mortgage activity, as well as to increase overall liquidity from time to time, MetLife Bank takes advantage of short-term collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). MetLife Bank has entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. MetLife Bank has received advances from the FHLB of NY on both short-term and long-term bases, with a total liability of $4.3 billion and $3.8 billion at March 31, 2011 and December 31, 2010, respectively.

•	The Company also had obligations under funding agreements with the FHLB of NY of $12.2 billion and $12.6 billion at March 31, 2011 and December 31, 2010, respectively, for MLIC, and with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $400 million and $100 million at March 31, 2011 and December 31, 2010, respectively, for MetLife Insurance Company of Connecticut (“MICC”). See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. In September 2010, MetLife Investors Insurance Company (“MLIIC”) and General American Life Insurance Company (“GALIC”), subsidiaries of MetLife, Inc., each became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), and each purchased $10 million of FHLB of Des Moines common stock. Membership in the FHLB of Des Moines provides an additional source of contingent liquidity for the Company. The Company had obligations under funding agreements with the FHLB of Des Moines of $175 million for MLIIC and $425 million for GALIC at March 31, 2011. There were no funding agreements with the FHLB of Des Moines at December 31, 2010.

•	The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. At March 31, 2011 and December 31, 2010, funding agreements outstanding, which are included in policyholder account balances, were $28.6 billion and $27.2 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

•	MLIC and MICC have each issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such SPEs was $2.8 billion at both March 31, 2011 and December 31, 2010, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with carrying values of $3.2 billion at both March 31, 2011 and December 31, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	March 31, 2011	December 31, 2010
	(In millions)

Short-term debt	$572	$306
Long-term debt (1)	$20,920	$20,766
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,191	$3,191

(1)	Excludes $6,684 million and $6,820 million at March 31, 2011 and December 31, 2010, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings.  During the three months ended March 31, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $280 million and $163 million, respectively, from the FHLB of NY. During the three months ended March 31, 2011 and 2010, MetLife Bank received advances related to short-term borrowings totaling $3,700 million and $425 million, respectively, from the FHLB of NY. No advances were received from the Federal Reserve Bank of New York related to short-term borrowings during the three months ended March 31, 2011 and 2010. No advances were received from the FHLB of Boston related to short-term borrowings during the three months ended March 31, 2011 and 2010.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.8 billion, respectively, at March 31, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2011, the Company had outstanding $1.7 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.3 billion at March 31, 2011.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At March 31, 2011, the Company had outstanding $6.0 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $4.0 billion at March 31, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc. (“MoRe”), a captive reinsurance subsidiary, which expires February 1, 2012. Under this facility, total letter of credit issuances of $305 million were outstanding at March 31, 2011.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at March 31, 2011 and December 31, 2010.

Convertible Preferred Stock.  In November 2010, the Holding Company issued to AM Holdings in connection with the financing of the Acquisition 6,857,000 shares of Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares (valued at $40.90 per share at the time of the Acquisition) of the Holding Company’s common stock (subject to anti-dilution adjustments) upon a favorable vote of the Holding Company’s common stockholders. On March 8, 2011, the Holding Company repurchased and canceled all of the Convertible Preferred Stock. See “— Common Stock” below.

Common Stock.  On March 8, 2011, the Holding Company issued 68,570,000 new shares of its common stock in a public offering at a price of $43.25 per share for gross proceeds of $3.0 billion. The proceeds were used to repurchase the Convertible Preferred Stock issued to AM Holdings on November 1, 2010 (“the Acquisition Date”) in connection with the Acquisition.

On the Acquisition Date, the Holding Company issued to AM Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share. On March 8, 2011, AM Holdings sold the 78,239,712 shares of common stock in a public offering concurrent with the public offering of common stock by the Holding Company.

During the three months ended March 31, 2011, the Holding Company issued 1,583,677 new shares of common stock for $47 million to satisfy various stock option exercises.

Equity Units.  On the Acquisition Date, the Holding Company issued to AM Holdings in connection with the financing of the Acquisition $3.0 billion aggregate stated amount of Equity Units. See Note 14 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. On March 8, 2011, concurrently with the public offering of common stock by the Holding Company and AM Holdings, AM Holdings sold all of the Equity Units in a public offering. The terms and conditions of the Equity Units were unaffected by the resulting transfers of ownership.

Liquidity and Capital Uses

Debt Repayments.  During the three months ended March 31, 2011 and 2010, MetLife Bank made repayments of $65 million and $114 million, respectively, to the FHLB of NY related to long-term borrowings. During the three months ended March 31, 2011 and 2010, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $3.4 billion and $1.0 billion, respectively. No repayments were made to the Federal Reserve Bank of New York related to short-term borrowings during the three months ended March 31, 2011 and 2010. No repayments were made to the FHLB of Boston related to short-term borrowings during the three months ended March 31, 2011 and 2010.

Debt Repurchases.  We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined in the Company’s discretion.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2011 and 2010, general account surrenders and withdrawals from annuity products were $913 million and $852 million, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at March 31, 2011 there were $1,615 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $1,565 million were subject to notice periods between 15 and 90 days. The remainder of the balance was subject to a notice period of 9 months or greater. An additional $333 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Dividends.  Common stock dividend decisions are determined by the Holding Company’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the three months ended March 31, 2011:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 7, 2011	February 28, 2011	March 15, 2011	$0.2500000	$6	$0.4062500	$24

Residential Mortgage Loans Held-for-Sale.  At March 31, 2011, the Company held $2,435 million in residential mortgage loans held-for-sale, compared with $3,321 million at December 31, 2010, a decrease of $886 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $178 million at March 31, 2011. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $26.5 billion and $24.6 billion at March 31, 2011 and December 31, 2010, respectively. Of these amounts, $3.7 billion and $2.8 billion at March 31, 2011 and December 31, 2010, respectively, were on open terms, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. Of the $3.6 billion of estimated fair value of the securities related to the cash collateral on open terms at March 31, 2011, $3.1 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” in the 2010 Annual Report for additional information on the Company’s contractual obligations.

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. On April 1, 2011, the Company sold its interest in MSI MetLife, a corporation in which the Holding Company owned 50% of the equity. The Company’s obligations under the related support agreement were terminated on that date. See “— The Holding Company — Liquidity and Capital Uses — Support Agreements.”

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

It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, the Holding Company and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, if endorsed and adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Financial and Economic Environment.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2011
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$1,321
American Life Insurance Company	$661
MetLife Insurance Company of Connecticut	$517
Metropolitan Property and Casualty Insurance Company	$—
Metropolitan Tower Life Insurance Company	$80

(1)	Reflects dividend amounts that may be paid during 2011 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2011, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of March 31, 2011. On April 29, 2011, MLIC paid as a dividend $183 million of its available amount to the Holding Company. During the three months ended March 31, 2011, the Holding Company did not receive any dividends from other subsidiaries.

The Company’s management actively manages its target and excess capital levels and dividend flows on a pro-active basis and forecasts local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. Management of the Holding Company cannot provide assurances that the Holding Company’s subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At March 31, 2011 and December 31, 2010, the Holding Company had $2.6 billion and $2.8 billion, respectively, in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At March 31, 2011 and December 31, 2010, the Holding Company had pledged $280 million and $362 million, respectively, of liquid assets under collateral support agreements.

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-term and long-term borrowing, as needed.

We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing requirements and market conditions.

Long-term Debt.  The following table summarizes the outstanding long-term debt of the Holding Company at:

	March 31, 2011	December 31, 2010
	(In millions)

Long-term debt — unaffiliated	$16,287	$16,258
Long-term debt — affiliated (1)	$664	$665
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)	Includes $164 million and $165 million of affiliated senior notes associated with bonds held by ALICO at March 31, 2011 and December 31, 2010, respectively.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at March 31, 2011 and December 31, 2010.

Preferred Stock, Convertible Preferred Stock, Common Stock and Equity Units.  For information on preferred stock issued by the Holding Company, see “— The Company — Liquidity and Capital Sources — Preferred Stock” in the 2010 Annual Report. For information on convertible preferred stock, common stock and equity units issued by the Holding Company, see “— The Company — Liquidity and Capital Sources — Convertible Preferred Stock,” “— Common Stock,” and “— Equity Units,” respectively.

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on preferred, convertible preferred and common stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its preferred, convertible preferred and common stock, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.

Affiliated Capital Transactions.  During the three months ended March 31, 2011 and 2010, the Holding Company invested an aggregate of $485 million and $20 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	March 31, 2011	December 31, 2010
			(In millions)

Metropolitan Life Insurance Company (1)	6-month LIBOR + 1.80%	December 31, 2011	$775	$775
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,275	$1,275

(1)	On April 25, 2011, MLIC repaid in cash the $775 million surplus note issued to the Holding Company in December 2009. The early redemption was approved by the New York Superintendent of Insurance.

Debt Repayments.  The Holding Company intends to either repay all or refinance in whole or in part the debt that is due in December 2011. See “— The Holding Company — Liquidity and Capital Sources — Senior Notes” in the 2010 Annual Report.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

As noted in “The Company — Liquidity and Capital Uses — Support Agreements” above, the Holding Company was formerly a party to a net worth maintenance agreement with MSI MetLife, a former investment in

Japan of which the Holding Company owned 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSI MetLife to have the amount of capital and surplus necessary for MSI MetLife to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSI MetLife as may have been necessary to ensure that MSI MetLife had sufficient cash or other liquid assets to meet its payment obligations as they fell due. As more fully described in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements, the Holding Company sold its 50% interest in MSI MetLife to a third party. Upon the close of such sale on April 1, 2011, the Holding Company’s obligations under the net worth maintenance agreement were terminated.

In March 2011, the Holding Company guaranteed the obligations of its subsidiary, MoRe, under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

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

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee made up of the following voting members: the Chief Financial Officer, the Chief Investment Officer, the President of U.S. Business, the President of International and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Committee of the Company’s Board of Directors; with respect to credit risk, to the Investment Committee of the Company’s Board of Directors; and, reporting on various aspects of risk, to financial and non-financial senior management committees.

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity market.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability” in the 2010 Annual Report.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Japanese yen and the Canadian dollar. The principal currencies that create foreign currency risk in the Company’s liabilities are the British pound, the Euro and the Swiss franc. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso, the Polish zloty, the Euro and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2010 Annual Report.

Equity Market.  The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity market risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The New York State Insurance Department regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity market risk is realized through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures.

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at March 31, 2011. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at March 31, 2011:

March 31, 2011
(In millions)

Non-trading:
Interest rate risk	$5,749
Foreign currency exchange rate risk	$4,080
Equity market risk	$18
Trading:
Interest rate risk	$40
Foreign currency exchange rate risk	$389

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at March 31, 2011 by type of asset or liability:

	March 31, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$333,664	$(6,182)
Equity securities		3,584	—
Trading and other securities		19,365	(42)
Mortgage loans:
Held-for-investment		61,387	(402)
Held-for-sale		2,435	(10)

Mortgage loans, net		63,822	(412)
Policy loans		13,247	(180)
Real estate joint ventures (1)		489	—
Other limited partnership interests (1)		1,658	—
Short-term investments		8,822	(2)
Other invested assets:
Mortgage servicing rights		1,029	65
Other		1,509	—
Cash and cash equivalents		10,692	—
Accrued investment income		4,478	—
Premiums, reinsurance and other receivables		3,367	(199)
Other assets		1,613	(7)
Net embedded derivatives within asset host contracts (2)		162	(16)
Mortgage loan commitments	$4,051	(2)	15
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,196	2	—

Total Assets			$(6,960)

Liabilities:
Policyholder account balances		$155,257	$792
Payables for collateral under securities loaned and other transactions		28,625	—
Bank deposits		9,364	6
Short-term debt		572	—
Long-term debt		22,046	366
Collateral financing arrangements		4,889	—
Junior subordinated debt securities		3,529	170
Other liabilities:
Trading liabilities		47	2
Other		3,560	—
Net embedded derivatives within liability host contracts (2)		1,711	1,290

Total Liabilities			$2,626

Derivative Instruments:
Interest rate swaps	$60,526	$730	$(1,286)
Interest rate floors	$23,866	438	(57)
Interest rate caps	$36,726	232	75
Interest rate futures	$10,697	3	—
Interest rate options	$8,391	93	(16)
Interest rate forwards	$7,742	(120)	(71)
Synthetic GICs	$4,365	—	—
Foreign currency swaps	$17,194	7	(6)
Foreign currency forwards	$10,830	(112)	1
Currency futures	$476	—	—
Currency options	$2,346	28	1
Non-derivative hedging instruments	$—	—	—
Credit default swaps	$12,013	30	—
Credit forwards	$120	(5)	—
Equity futures	$5,761	(34)	—
Equity options	$14,920	1,095	(89)
Variance swaps	$17,635	(5)	(7)
Total rate of return swaps	$1,694	(3)	—

Total Derivative Instruments			$(1,455)

Net Change			$(5,789)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $407 million, or 8%, to $5,789 million at March 31, 2011 from $5,382 million at December 31, 2010. The increase in risk is partially due to a decrease in the net embedded derivatives within liability host contracts of $225 million. Additionally, an increase in interest rates across the long end of the Swaps and U.S. Treasury curves and a change in the net assets and liabilities bases increased risk by $189 million and $134 million, respectively This increase in risk was partially offset by a decrease of $132 million in premiums, reinsurance and other receivables. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at March 31, 2011 by type of asset or liability:

	March 31, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$333,664	$(7,101)
Equity securities		3,584	(123)
Trading and other securities		19,365	(389)
Mortgage loans:
Held-for-investment		61,387	(433)
Held-for-sale		2,435	—

Mortgage loans, net		63,822	(433)
Policy loans		13,247	(205)
Other limited partnership interest		1,658	(12)
Short-term investments		8,822	(199)
Other invested assets:
Mortgage servicing rights		1,029	—
Other		1,509	(126)
Cash and cash equivalents		10,692	(133)
Accrued investment income		4,478	(13)
Other Assets		1,613	(19)
Premiums, reinsurance and other receivables		3,367	(5)

Total Assets			$(8,758)

Liabilities:
Policyholder account balances		$155,257	$3,280
Bank deposits		9,364	—
Long-term debt		22,046	115
Payable for collateral under securities loaned and other transactions		28,625	2
Other liabilities		3,560	29
Net embedded derivatives within liability host contracts (2)		1,711	361

Total Liabilities			$3,787

Derivative Instruments:
Interest rate swaps	$60,526	$730	$2
Interest rate floors	$23,866	438	—
Interest rate caps	$36,726	232	—
Interest rate futures	$10,697	3	(3)
Interest rate options	$8,391	93	—
Interest rate forwards	$7,742	(120)	—
Synthetic GICs	$4,365	—	—
Foreign currency swaps	$17,194	7	531
Foreign currency forwards	$10,830	(112)	92
Currency futures	$476	—	(49)
Currency options	$2,346	28	—
Non-derivative hedging instruments	$—	—	—
Credit default swaps	$12,013	30	—
Credit forwards	$120	(5)	—
Equity futures	$5,761	(34)	(7)
Equity options	$14,920	1,095	(64)
Variance swaps	$17,635	(5)	—
Total rate of return swaps	$1,694	(3)	—

Total Derivative Instruments			$502

Net Change			$(4,469)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $454 million, or 11%, to $4,469 million at March 31, 2011 from $4,015 million at December 31, 2010. This change was due to an increase in exchange rate risk relating to fixed maturity securities of $629 million, and a decrease in the foreign exposure related to net embedded derivatives within liability host contract of $76 million. This was partially offset by an increase in the foreign exposure related to the use of derivatives employed by the Company and to the long-term debt of $197 million and $77 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at March 31, 2011 by type of asset or liability:

	March 31, 2011
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,584	$(350)
Other invested assets:
Net embedded derivatives within asset host contracts (2)		162	10

Total Assets			$(340)

Liabilities:
Policyholder account balances		$155,257	—
Bank deposits		9,364	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		1,711	(428)

Total Liabilities			$(428)

Derivative Instruments:
Interest rate swaps	$60,526	$730	—
Interest rate floors	$23,866	438	—
Interest rate caps	$36,726	232	—
Interest rate futures	$10,697	3	—
Interest rate options	$8,391	93	—
Interest rate forwards	$7,742	(120)	—
Synthetic GICs	$4,365	—	—
Foreign currency swaps	$17,194	7	—
Foreign currency forwards	$10,830	(112)	—
Currency futures	$476	—	—
Currency options	$2,346	28	—
Non-derivative hedging instruments	$—	—	—
Credit default swaps	$12,013	30	—
Credit forwards	$120	(5)	—
Equity futures	$5,761	(34)	329
Equity options	$14,920	1,095	261
Variance swaps	$17,635	(5)	—
Total rate of return swaps	$1,694	(3)	160

Total Derivative Instruments			$750

Net Change			$(18)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $4 million to $18 million at March 31, 2011 from $14 million at December 31, 2010. This change was primarily due to a decrease in the equity exposure related to the use of derivatives employed by the Company to hedge its equity exposures of $35 million. This was partially offset by a decrease in the net exposures related to net embedded derivatives within liability host contracts of $28 million. The remainder of the fluctuation is attributable to numerous insignificant items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the three months ended March 31, 2011 and 2010, MLIC received approximately 1,123 and 1,180 new asbestos related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2011.

Regulatory Matters

MetLife Bank Mortgage Servicing Regulatory and Law Enforcement Authorities’ Inquiries.  Since 2008, MetLife, through its affiliate, MetLife Bank, National Association (“MetLife Bank”), has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the United States. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil money penalties, which the OCC is holding in abeyance.

These consent decrees as well as the inquiries or investigations referred to above could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. Management believes that the Company’s financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the United States commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint seeks injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the United States. Homer City OL6 LLC is a defendant in this action. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs.

Retained Asset Account Matters

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts as a settlement option for death benefits and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife and other insurance carriers. The Company received the subpoena on July 30, 2010. The Company also has received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. Management cannot predict what effect any such investigations might have on the Company’s earnings or the availability of the Company’s retained asset account known as the Total Control Account (“TCA”), but management believes that the Company’s consolidated financial statements taken as a whole would not be materially affected. Management believes that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

MLIC is a defendant in lawsuits related to the TCA. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under the Employee Retirement Income Security Act of 1974.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit raises a breach of contract claim arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On April 28, 2011, the court denied MLIC’s motion to dismiss.

International Litigation

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of ALIL employees, as well as of employees of ALIL’s major distributor, based upon a policyholder complaint. The complaint filed by the policyholder has now been withdrawn. ALIL is cooperating with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter. In March 2011, ALIL announced a plan to resolve policyholder claims, discussed the plan with regulatory authorities, and provided notice of the plan to policyholders. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. Under the terms of the Stock Purchase Agreement, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds.

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

It is not possible to predict the ultimate outcome or provide reasonable ranges of potential losses of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I Item 1A of the 2010 Annual Report filed with the SEC and under “Risk Factors” in Item 8.01 of the Company’s Report on Form 8-K filed with the SEC on March 1, 2011, as disclosed below.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the recent recession in the U.S. ended in June of 2009, the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation had fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. In the event political discord in the U.S. prevents agreement on a national debt ceiling or budget, the U.S. could default on obligations, which would further exacerbate concerns over sovereign debt of other countries. The Japanese economy, to which we face increased exposure as a result of the Acquisition, has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Disruptions to the Japanese economy are having and will continue to have negative impacts on the overall global economy, not all of which can be foreseen.

Our revenues and net investment income are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred policy acquisition costs to accelerate and could increase the level of insurance liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation” in the 2010 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled or operate. See “Business — International Regulation” in the 2010 Annual Report.

State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2010 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report.

As a federally chartered national association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”).

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	the permissibility of certain activities;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	dividend payments;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	privacy; and

•	relationships with MetLife, Inc. in its capacity as a bank holding company and potentially with other investors in connection with a change in control of MetLife Bank.

Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank and, thus, could have a material adverse effect on the financial condition and results of operations of MetLife Bank.

Since 2008, MetLife, through MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the United States.

State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. It is also possible that additional state or federal authorities may pursue similar investigations or make related inquiries.

These consent decrees, inquiries or investigations could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. MetLife cannot predict the outcome of any such actions or reviews. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations either specifically with respect to MetLife Bank or the mortgage servicing industry in general may affect the profitability of such business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

In addition, Dodd-Frank establishes a new Bureau of Consumer Financial Protection that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the new Bureau has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Dodd-Frank established a statutory standard for Federal pre-emption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. As a result, the regulatory and compliance burden on MetLife Bank is likely to increase and could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could impact the business and operations of MetLife Bank.

Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Banking Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report.

In December 2010, the Basel Committee on Banking Supervision published capital standards referred to as “Basel III” for banks and bank holding companies, such as MetLife, Inc. Assuming regulators in the U.S. implement Basel III, it will require banks and bank holding companies to hold greater amounts of capital, to comply with requirements for short-term liquidity and to reduce reliance on short-term funding sources. See “Business — U.S. Regulation — Financial Holding Company Regulation — Capital” in the 2010 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment”. It is not clear how these new requirements will compare to the enhanced prudential standards that may apply to us under Dodd-Frank. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report.

As a bank holding company, MetLife, Inc. may be restricted in its ability to pay dividends or repurchase common stock or other securities by the Federal Reserve Board or the Federal Reserve Bank of New York, which will need to approve our capital plans in connection with such activities. The ability of MetLife Bank and MetLife, Inc. to pay dividends could also be restricted by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the implementation by the U.S. banking regulators of Basel III. In addition, as required by Dodd-Frank, effective July 21, 2011 all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s). This would require that, among other things, MetLife, Inc. must maintain a total risk-based capital ratio and Tier 1 risk-based capital ratio of at least 10% and 6%, on a consolidated basis, respectively. If we are unable to maintain these risk-based capital ratios, we could be subject to activity restrictions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends or repurchase common stock. As of March 31, 2011, our total risk-based capital ratio was 8.69% and our Tier 1 risk-based capital ratio was 8.39%. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessment for banks with assets of $10.0 billion or more, which includes MetLife Bank.

Our international operations are subject to regulation in the jurisdictions in which they operate, as described further under “Business — International Regulation” in the 2010 Annual Report. A significant portion of our revenues are generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership, changes in laws or their interpretation or application, political instability, dividend limitations, price controls, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as adverse actions by foreign governmental authorities and regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

Our international operations are subject to local laws and regulations, and we expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on us and our foreign operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability” and “Business — International Regulation” in the 2010 Annual Report.

Furthermore, the increase in our international operations as a result of the acquisition of ALICO may also subject us to increased supervision by the Federal Reserve Board, since the size of a bank holding company’s foreign activities is taken as an indication of the holding company’s complexity. It may also have an effect on the manner in which MetLife, Inc. is required to calculate its risk-based capital.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation” in the 2010 Annual Report.

The Issuance of Common Equity Units in Connection with the Acquisition Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders

As part of the consideration paid to AM Holdings pursuant to the terms of the Stock Purchase Agreement, MetLife, Inc. issued common equity units to AM Holdings, which consist of $3.0 billion aggregate stated amount of MetLife, Inc.’s common equity units, which initially consist of (x) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to occur on October 10, 2012, September 11, 2013 and October 8, 2014, subject to deferral under certain circumstances) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) (the “Stock Purchase Contracts”) and (y) an interest in each of three series of debt securities of MetLife, Inc. On March 8, 2011, AM Holdings sold all of the common equity units in a public offering. The aggregate amount of MetLife, Inc.’s common stock issuable upon settlement of the Stock Purchase Contracts is expected to be approximately 67.8 million to 84.7 million shares. As a result, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding.

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In several countries, including China and India, we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

We also have operations in the Middle East where the legal and political systems and regulatory frameworks are subject to instability and disruptions. Lack of legal certainty and stability in the region exposes our operations to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in this region. See also “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability” in the 2010 Annual Report regarding the impact of low interest rates on our Taiwanese operations.

We have market presence in over 60 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and countries such as Italy, Spain, Portugal and in particular, Greece and Ireland, have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability.

We face increased exposure to the Japanese markets as a result of our considerable presence there. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Japan”, and Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. The Japanese economy has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. The impact of these events is uncertain and difficult to predict. Deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition. Weakening of the yen against the U.S. dollar will adversely affect the estimated fair value of our yen-denominated investments, our investments in Japan subsidiaries and our net income from operations in Japan. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2010 Annual Report. Changes in market interest rates may also have an adverse effect on our investments and operations in Japan. See “Risk Factors— Changes in Market Interest Rates May Significantly Affect Our Profitability” in the 2010 Annual Report.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. Dodd-Frank contains provisions that could restrict or impede consolidation, mergers and acquisitions by systemically significant firms and/or large bank holding companies. See “Business — U.S. Regulation — Financial Holding Company Regulation — Change of Control and Restrictions on Mergers and Acquisitions” in the 2010 Annual Report. In addition, the Investment Company Act of 1940, as amended, would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, Financial Industry Regulation Authority (“FINRA”) approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended March 31, 2011 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

January 1 — January 31, 2011	1,860	$45.64	—	$1,260,735,127
February 1 — February 28, 2011	—	$—	—	$1,260,735,127
March 1 — March 31, 2011	42,643	$45.10	—	$1,260,735,127

(1)	During the periods January 1 through January 31, 2011 and March 1 through March 31, 2011, separate account affiliates of the Company purchased 1,860 shares and 42,643 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At March 31, 2011, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2011. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory, legal and accounting factors.

Item 6.	Exhibits

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
3.5		Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, filed with the Secretary of State of Delaware on October 27, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 2, 2010).
3.6		Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.
4.1		Coordination Agreement dated as of March 1, 2011 among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and American International Group, Inc. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 2, 2011).
4.2		Amended and Restated Indemnification Collateral Account Security and Control Agreement dated as of March 8, 2011 among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC), Deutsche Bank Trust Company Americas, as Securities Intermediary, Pledge Collateral Agent and Stock Purchase Contract Agent, and American International Group, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ PETER M. CARLSON
Name:     Peter M. Carlson

Title:	Executive Vice President, Finance
Operations and Chief Accounting Officer
(Authorized Signatory and Principal
Accounting Officer)

Date: May 9, 2011

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
3.5		Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, filed with the Secretary of State of Delaware on October 27, 2010 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 2, 2010).
3.6		Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.
4.1		Coordination Agreement dated as of March 1, 2011 among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and American International Group, Inc. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 2, 2011).
4.2		Amended and Restated Indemnification Collateral Account Security and Control Agreement dated as of March 8, 2011 among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC), Deutsche Bank Trust Company Americas, as Securities Intermediary, Pledge Collateral Agent and Stock Purchase Contract Agent, and American International Group, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1