Form 10-Q
period 2011-06-30
METLIFE INC
filed 2011-08-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

At July 29, 2011, 1,057,493,527 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at June 30, 2011 (Unaudited) and December 31, 2010 and for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	126
Item 3. Quantitative and Qualitative Disclosures About Market Risk	197
Item 4. Controls and Procedures	205
Part II — Other Information	205
Item 1. Legal Proceedings	205
Item 1A. Risk Factors	208
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	223
Item 6. Exhibits	224
Signatures	225
Exhibit Index	E-1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) the delay by Congress in raising the statutory debt limit of the U.S.; (3) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (4) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (5) impact of comprehensive financial services regulation reform on us; (6) exposure to financial and capital market risk; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the impairment of other financial institutions that could adversely affect our investments or business; (13) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company (“American Life”), a subsidiary of AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), and Delaware American Life Insurance Company (“DelAm,” together with American Life, collectively, “ALICO”) (the “Acquisition”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the Acquisition; (15) uncertainty with respect to any incremental tax benefits resulting from the elections made for ALICO and certain of its subsidiaries under Section 338 of the U.S. Internal Revenue Code of 1986, as amended; (16) the dilutive impact on our stockholders resulting from the issuance of equity securities in connection with the Acquisition or otherwise; (17) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (18) our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (19) downgrades in our claims paying ability, financial strength or credit ratings; (20) ineffectiveness of risk management policies and procedures; (21) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (22) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (23) catastrophe losses;

(24) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (25) unanticipated changes in industry trends; (26) changes in accounting standards, practices and/or policies; (27) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (28) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (29) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (30) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (31) adverse results or other consequences from litigation, arbitration or regulatory investigations; (32) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (33) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (34) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, impair our ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (35) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	June 30,	December 31,
	2011	2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $330,903 and $317,617, respectively; includes $3,357 and $3,330, respectively, relating to variable interest entities)	$341,744	$324,797
Equity securities available-for-sale, at estimated fair value (cost: $3,128 and $3,621, respectively)	3,238	3,602
Trading and other securities, at estimated fair value (includes $560 and $463, respectively, of actively traded securities; and $359 and $387, respectively, relating to variable interest entities)	19,700	18,589
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $566 and $664, respectively; includes $6,697 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	60,819	58,976
Held-for-sale, principally at estimated fair value	2,805	3,321

Mortgage loans, net	63,624	62,297
Policy loans	11,858	11,761
Real estate and real estate joint ventures (includes $15 and $10, respectively, relating to variable interest entities)	8,234	8,030
Other limited partnership interests (includes $331 and $298, respectively, relating to variable interest entities)	6,453	6,416
Short-term investments, principally at estimated fair value	12,419	9,384
Other invested assets, principally at estimated fair value (includes $98 and $104, respectively, relating to variable interest entities)	14,900	15,430

Total investments	482,170	460,306
Cash and cash equivalents, principally at estimated fair value (includes $65 and $69, respectively, relating to variable interest entities)	9,628	12,957
Accrued investment income (includes $34 and $34, respectively, relating to variable interest entities)	4,341	4,328
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	21,070	19,799
Deferred policy acquisition costs and value of business acquired	28,241	27,092
Goodwill	12,036	11,781
Other assets (includes $7 and $6, respectively, relating to variable interest entities)	8,246	8,174
Assets of subsidiaries held-for-sale	3,369	3,331
Separate account assets	202,382	183,138

Total assets	$771,483	$730,906

Liabilities and Equity
Liabilities
Future policy benefits	$176,353	$170,912
Policyholder account balances	217,597	210,757
Other policy-related balances	15,456	15,750
Policyholder dividends payable	853	830
Policyholder dividend obligation	1,281	876
Payables for collateral under securities loaned and other transactions	30,079	27,272
Bank deposits	10,022	10,316
Short-term debt	102	306
Long-term debt (includes $6,569 and $6,902, respectively, at estimated fair value, relating to variable interest entities)	28,269	27,586
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,192	3,191
Current income tax payable	133	297
Deferred income tax liability	3,764	1,856
Other liabilities (includes $82 and $93, respectively, relating to variable interest entities)	19,707	20,366
Liabilities of subsidiaries held-for-sale	3,163	3,043
Separate account liabilities	202,382	183,138

Total liabilities	717,650	681,793

Contingencies, Commitments and Guarantees (Note 8)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	124	117

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 0 and 6,857,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,060,584,995 and 989,031,704 shares issued at June 30, 2011 and December 31, 2010, respectively; 1,057,391,108 and 985,837,817 shares outstanding at June 30, 2011 and December 31, 2010, respectively	11	10
Additional paid-in capital	26,714	26,423
Retained earnings	23,399	21,363
Treasury stock, at cost; 3,193,887 shares at June 30, 2011 and December 31, 2010	(172)	(172)
Accumulated other comprehensive income (loss)	3,356	1,000

Total MetLife, Inc.’s stockholders’ equity	53,309	48,625
Noncontrolling interests	400	371

Total equity	53,709	48,996

Total liabilities and equity	$771,483	$730,906

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

(In millions, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Premiums	$9,294	$6,584	$17,848	$13,372
Universal life and investment-type product policy fees	1,969	1,482	3,858	2,887
Net investment income	5,098	4,061	10,414	8,381
Other revenues	592	544	1,158	1,057
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(298)	(244)	(430)	(395)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	175	98	184	157
Other net investment gains (losses)	(32)	132	(8)	256

Total net investment gains (losses)	(155)	(14)	(254)	18
Net derivative gains (losses)	352	1,481	37	1,522

Total revenues	17,150	14,138	33,061	27,237

Expenses
Policyholder benefits and claims	9,119	6,930	17,350	14,394
Interest credited to policyholder account balances	1,442	1,048	3,366	2,190
Policyholder dividends	374	388	746	765
Other expenses	4,495	3,409	8,397	6,341

Total expenses	15,430	11,775	29,859	23,690

Income (loss) from continuing operations before provision for income tax	1,720	2,363	3,202	3,547
Provision for income tax expense (benefit)	519	827	947	1,183

Income (loss) from continuing operations, net of income tax	1,201	1,536	2,255	2,364
Income (loss) from discontinued operations, net of income tax	29	11	(12)	17

Net income (loss)	1,230	1,547	2,243	2,381
Less: Net income (loss) attributable to noncontrolling interests	(7)	(10)	—	(11)

Net income (loss) attributable to MetLife, Inc.	1,237	1,557	2,243	2,392
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,206	$1,526	$2,036	$2,331

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.11	$1.84	$1.93	$2.81

Diluted	$1.10	$1.83	$1.91	$2.79

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.14	$1.85	$1.92	$2.83

Diluted	$1.13	$1.84	$1.90	$2.81

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2011 (Unaudited)

(In millions)

							Accumulated Other Comprehensive Income (Loss)
							Net		Foreign	Defined	Total
		Convertible		Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests (1)	Equity

Balance at December 31, 2010	$1	$—	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Redemption of convertible preferred stock		—		(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance — newly issued shares			1	2,949							2,950		2,950
Stock-based compensation				147							147		147
Dividends on preferred stock					(61)						(61)		(61)
Change in equity of noncontrolling interests												38	38
Comprehensive income (loss):
Net income (loss)					2,243						2,243	(4)	2,239
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							(69)				(69)		(69)
Unrealized investment gains (losses), net of related offsets and income tax							1,837	(94)			1,743	(5)	1,738
Foreign currency translation adjustments, net of income tax									639		639		639
Defined benefit plans adjustment, net of income tax										43	43		43

Other comprehensive income (loss)											2,356	(5)	2,351

Comprehensive income (loss)											4,599	(9)	4,590

Balance at June 30, 2011	$1	$—	$11	$26,714	$23,399	$(172)	$5,124	$(460)	$98	$(1,406)	$53,309	$400	$53,709

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $4 million.

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

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$6,793	$3,928

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	54,958	38,035
Equity securities	1,027	690
Mortgage loans	5,152	2,715
Real estate and real estate joint ventures	268	87
Other limited partnership interests	676	251
Purchases of:
Fixed maturity securities	(66,861)	(47,014)
Equity securities	(489)	(364)
Mortgage loans	(6,686)	(2,878)
Real estate and real estate joint ventures	(417)	(305)
Other limited partnership interests	(576)	(452)
Cash received in connection with freestanding derivatives	1,470	986
Cash paid in connection with freestanding derivatives	(2,632)	(1,077)
Sale of interest in joint venture	269	—
Net change in policy loans	(77)	(119)
Net change in short-term investments	(2,896)	(1,334)
Net change in other invested assets	(6)	754
Other, net	(78)	(95)

Net cash used in investing activities	(16,898)	(10,120)

Cash flows from financing activities
Policyholder account balances:
Deposits	44,671	34,213
Withdrawals	(40,842)	(32,390)
Net change in payables for collateral under securities loaned and other transactions	2,807	5,576
Net change in bank deposits	(341)	(497)
Net change in short-term debt	(204)	(33)
Long-term debt issued	1,221	678
Long-term debt repaid	(715)	(511)
Cash received in connection with collateral financing arrangements	100	—
Debt issuance costs	(1)	(1)
Common stock issued, net of issuance costs	2,950	—
Stock options exercised	73	26
Redemption of convertible preferred stock	(2,805)	—
Preferred stock redemption premium	(146)	—
Dividends on preferred stock	(61)	(61)
Other, net	(121)	(139)

Net cash provided by financing activities	6,586	6,861

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	146	(79)

Change in cash and cash equivalents	(3,373)	590
Cash and cash equivalents, beginning of period	13,046	10,112

Cash and cash equivalents, end of period	$9,673	$10,702

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$89	$88

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$45	$38

Cash and cash equivalents, from continuing operations, beginning of period	$12,957	$10,024

Cash and cash equivalents, from continuing operations, end of period	$9,628	$10,664

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$834	$744

Income tax	$586	$(11)

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$74	$10

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

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). The Acquisition was accounted for using the acquisition method of accounting. ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of May 31, 2011 and the operating results of ALICO for the three months and six months ended May 31, 2011. The accounting policies of ALICO were conformed to those of MetLife upon the Acquisition. See Note 2.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of $1,481 million and $1,522 million to net derivative gains (losses) in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2010, respectively;

•	Realignment that affected assets, liabilities and results of operations on a segment basis with no impact to the consolidated results. See Note 13;

•	Reclassifications related to operating revenues and expenses that affected results of operations on a segment and consolidated basis. See Note 13; and

•	Reclassifications related to discontinued operations. See Note 14.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2011, its consolidated results of operations for the three months and six months ended June 30, 2011 and 2010, its consolidated statements of equity for the six months ended June 30, 2011 and 2010, and its consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Future Adoption of New Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on other expenses (Accounting Standards Update (“ASU”) 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers), effective for calendar years beginning after December 31, 2013. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2011, the FASB issued new guidance regarding comprehensive income (ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance should be applied retrospectively and early adoption is permitted. The new guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2011, the FASB issued new guidance regarding fair value measurement (ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), effective for the first interim or annual period beginning after December 15, 2011. The guidance should be applied prospectively. The amendments in this ASU are intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2011, the FASB issued new guidance regarding effective control in repurchase agreements (ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements), effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2011, the FASB issued new guidance regarding accounting for troubled debt restructuring (ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), effective for the first interim or annual period beginning on or after June 15, 2011 and which should be applied retrospectively to the beginning of the annual period of adoption. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Renewing Insurance Contracts) effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The guidance should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired and liabilities assumed that could not be individually identified. The goodwill recorded as part of the Acquisition includes the expected synergies and other benefits that management believes will result from combining the operations of ALICO with the operations of MetLife, including further diversification in geographic mix and product offerings and an increase in distribution strength. Of the $7.0 billion in goodwill resulting from the Acquisition, $5.2 billion was allocated to the reporting unit in the Japan segment and $1.8 billion was allocated to reporting units in the Other International Regions segment.

Negative Value of Business Acquired (“VOBA”)

For certain acquired blocks of business, the estimated fair value of acquired liabilities exceeded the initial policy reserves assumed at November 1, 2010, resulting in negative VOBA of $4.4 billion recorded at the Acquisition Date. Negative VOBA is recorded in other policy-related balances. The following summarizes the major blocks of business, all included within the Japan segment, for which negative VOBA was recorded and describes why the fair value of the liabilities associated with these blocks of business exceeded the initial policy reserves assumed:

•	Fixed Annuities - This block of business provides a fixed rate of return to the policyholders. A decrease in market interest rates since the time of issuance was the primary driver that resulted in the fair value of the liabilities associated with this block being significantly greater than the initial policy reserves assumed at the Acquisition Date.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Interest Sensitive Whole Life and Retirement Savings Products - These contracts contain guaranteed minimum benefit features. The recorded reserves for these guarantees increase ratably over the life of the policies in relation to future gross revenues. In contrast, the fair value of the guaranteed minimum benefit component of the initial policy reserves assumed represents the amount that would be required to be transferred to a market participant to assume the full liability at the acquisition date, implicitly incorporating market participant views as to all expected future cash flows. This results in a fair value significantly in excess of the initial guaranteed minimum benefit liability assumed at the Acquisition Date.

The weighted average amortization period for negative VOBA as of the Acquisition Date was 6.0 years. The estimated future amortization of credit to expenses recorded in other expenses for the first full five years after the Acquisition Date for negative VOBA is $711 million in 2011, $628 million in 2012, $561 million in 2013, $475 million in 2014 and $385 million in 2015.

Contingent Consideration

American Life has guaranteed that the fair value of a fund of assets backing certain United Kingdom unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million, AIG will pay the difference to American Life and, conversely, if the shortfall at July 1, 2012 is less than £106 million, American Life will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the guaranteed amount by July 1, 2012. The contingent consideration liability was $135 million at June 30, 2011 and $88 million as of the Acquisition Date. The increase in the contingent consideration liability amount as of June 30, 2011 was recorded in net derivative gains (losses) in the interim condensed consolidated statement of operations.

Current and Deferred Income Tax

The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities, with certain exceptions such as certain temporary differences relating to goodwill under purchase accounting.

For federal income tax purposes, in July 2011, MetLife, Inc. and AM Holdings made elections under Section 338 of the U.S. Internal Revenue Code of 1986, as amended (the “Section 338 Elections”) with respect to American Life and certain of its subsidiaries. In addition, in July 2011, MetLife, Inc. and AIG made a Section 338 Election with respect to DelAm. Under such elections, the U.S. tax basis of the assets deemed acquired and liabilities assumed of ALICO were adjusted as of the Acquisition Date to reflect the consequences of the Section 338 Elections.

During the three months ended June 30, 2011, the Company revised its deferred taxes as of the Acquisition Date to recognize $671 million of a U.S. deferred tax asset related to the reversal of temporary differences (between financial reporting and U.S. tax bases of assets and liabilities) of American Life’s foreign branches. However, the Company has also recorded a valuation allowance on this U.S. deferred tax asset of $671 million, resulting in no net change to the consolidated balance sheet as of the Acquisition Date. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the U.S. deferred tax asset will not be realized.

At June 30, 2011, ALICO’s current and deferred income tax liabilities were provisional and not yet finalized. Therefore, current income taxes may be adjusted pending the resolution of the amount of taxes resulting from the Section 338 Elections and the filing of income tax returns. Deferred income taxes may be adjusted as a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches, the filing of income tax returns and as additional information becomes available during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the Acquisition Date.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Costs Related to Acquisition

Transaction and Integration-Related Expenses.  The Company incurred transaction costs of $0 and $2 million for the three months and six months ended June 30, 2011, respectively, and $15 million and $42 million for the three months and six months ended June 30, 2010, respectively. Transaction costs represent costs directly related to effecting the Acquisition and primarily include banking and legal expenses. Such costs have been expensed as incurred and are included in other expenses. These expenses have been reported within Banking, Corporate & Other.

Integration-related expenses were $102 million and $170 million for the three months and six months ended June 30, 2011, respectively, and $40 million and $42 million for the three months and six months ended June 30, 2010, respectively. Integration-related costs represent incremental costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. Such expenses have been expensed as incurred and are included in other expenses. As the integration of ALICO is an enterprise-wide initiative, these expenses have been reported within Banking, Corporate & Other.

Restructuring Costs and Other Charges.  As part of the integration of ALICO’s operations, management has initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. These restructuring costs were included in other expenses and have been reported within Banking, Corporate & Other.

Estimated restructuring costs may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges, including severance, contract termination costs and other associated costs through the year ended December 31, 2011. However, such restructuring plans are not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2011.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
	(In millions)

Balance, beginning of period	$13	$10
Restructuring charges	7	24
Cash payments	(11)	(25)

Balance, end of period	$9	$9

Restructuring charges incurred in current period	$7	$24

Total restructuring charges incurred since inception of program	$34	$34

2011 Disposition

On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), for $269 million (¥22.5 billion) in cash consideration, less $4 million (¥310 million) to reimburse MS&AD for specific expenses incurred related to the transaction. The accumulated other comprehensive losses in the foreign currency translation adjustment component of equity resulting from the hedges of the Company’s investment in the joint venture of $46 million, net of income tax, were released upon sale but did not impact net income for the three months ended June 30, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to the sale. During the three months and six months ended June 30, 2011, the Company recorded a loss of $5 million and $57 million, net of income tax, respectively, in net investment gains (losses) within the interim condensed consolidated statements of operations. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Other International Regions segment.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2011 Pending Disposition

During the first quarter of 2011, the Company entered into a definitive agreement with a third party to sell its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. The transaction is expected to close no later than December 31, 2011. As a part of the sale agreement, the Company received a deposit of $10 million from the third party which is included in other liabilities in the interim condensed consolidated balance sheet at June 30, 2011. The deposit, which is refundable in certain cases, will be applied against the final purchase price. As a result of recording MetLife Taiwan’s net assets at the lower of cost or fair value as assets and liabilities held-for-sale, the Company recognized a net investment loss in discontinued operations of $7 million and $74 million, net of income tax, for the three months and six months ended June 30, 2011, respectively. Income from the operations of MetLife Taiwan of $8 million and $14 million, net of income tax, for the three months and six months ended June 30, 2011, respectively, and $4 million and $7 million, net of income tax, for the three months and six months ended June 30, 2010, respectively, were also recorded in discontinued operations.

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

	June 30, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$92,677	$5,244	$1,124	$—	$96,797	28.3%
Foreign corporate securities (1)	67,518	3,877	858	(1)	70,538	20.6
Foreign government securities	47,750	2,046	389	161	49,246	14.4
Residential mortgage-backed securities (“RMBS”)	42,845	1,870	652	513	43,550	12.8
U.S. Treasury and agency securities	34,691	1,462	588	—	35,565	10.4
Commercial mortgage-backed securities (“CMBS”) (1)	18,782	906	176	(6)	19,518	5.7
Asset-backed securities (“ABS”)	15,082	330	483	72	14,857	4.4
State and political subdivision securities	11,554	443	328	—	11,669	3.4
Other fixed maturity securities	4	—	—	—	4	—

Total fixed maturity securities (2),(3)	$330,903	$16,178	$4,598	$739	$341,744	100.0%

Equity Securities:
Common stock	$1,959	$142	$11	$—	$2,090	64.5%
Non-redeemable preferred stock (2)	1,169	83	104	—	1,148	35.5

Total equity securities	$3,128	$225	$115	$—	$3,238	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$88,905	$4,469	$1,602	$—	$91,772	28.3%
Foreign corporate securities	65,487	3,326	925	—	67,888	20.9
Foreign government securities	40,871	1,733	602	—	42,002	12.9
RMBS	44,468	1,652	917	470	44,733	13.8
U.S. Treasury and agency securities	32,469	1,394	559	—	33,304	10.2
CMBS	20,213	740	266	12	20,675	6.4
ABS	14,722	274	590	119	14,287	4.4
State and political subdivision securities	10,476	171	518	—	10,129	3.1
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities (2),(3)	$317,617	$13,760	$5,979	$601	$324,797	100.0%

Equity Securities:
Common stock	$2,059	$146	$12	$—	$2,193	60.9%
Non-redeemable preferred stock (2)	1,562	76	229	—	1,409	39.1

Total equity securities	$3,621	$222	$241	$—	$3,602	100.0%

(1)	OTTI losses as presented above represent the noncredit portion of OTTI losses that is included in accumulated other comprehensive income (loss). OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities and CMBS were in an unrealized gain (loss) position of $1 million and $6 million, respectively, at June 30, 2011 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics, are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			June 30, 2011	December 31, 2010
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$1,094	$2,008
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$77	$83
Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$841	$1,043
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$227	$236

(3)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities,” were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.2 billion and $2.7 billion at estimated fair value of such securities at June 30, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, CMBS and ABS held by the Company’s insurance subsidiaries that file NAIC statutory financial statements are presented based on final ratings from the revised NAIC rating methodologies for structured securities (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	June 30, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$25,941	$24,870
Net unrealized gains (losses)	$(819)	$(696)
Non-income producing fixed maturity securities:
Estimated fair value	$43	$130
Net unrealized gains (losses)	$(32)	$(23)

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s equity, other than the government securities summarized in the table below. The par value and amortized cost of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region”, was $1,178 million and $934 million at June 30, 2011, respectively, and $1,912 million and $1,644 million at December 31, 2010, respectively. The estimated fair value of such holdings was $761 million and $1,562 million prior to considering net purchased credit default swap protection at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities represented 1.4% and 3.2% of the Company’s equity at June 30, 2011 and December 31, 2010, respectively, and 0.2% and 0.3% of total cash and invested assets at June 30, 2011 and December 31, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings, which were greater than 10% of the Company’s equity at:

	June 30, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

Government and agency fixed maturity securities:
United States	$35,565	$33,304
Japan	$18,216	$15,591
Mexico	$5,573	$5,050
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$8,616	$4,048
Cash equivalents	$1,570	$5,762

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value, for cash equivalents.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information for U.S. and foreign corporate securities at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$70,538	42.2%	$67,888	42.5%
U.S. corporate fixed maturity securities — by industry:
Industrial	24,270	14.5	22,070	13.8
Consumer	22,910	13.7	21,482	13.5
Finance	20,397	12.2	20,785	13.0
Utility	18,242	10.9	16,902	10.6
Communications	7,733	4.6	7,335	4.6
Other	3,245	1.9	3,198	2.0

Total	$167,335	100.0%	$159,660	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$2,207	0.5%	$2,291	0.5%
Holdings in ten issuers with the largest exposures	$13,328	2.8%	$14,247	3.1%

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By security type:
Collateralized mortgage obligations	$23,011	52.8%	$22,303	49.9%
Pass-through securities	20,539	47.2	22,430	50.1

Total RMBS	$43,550	100.0%	$44,733	100.0%

By risk profile:
Agency	$32,774	75.3%	$34,254	76.6%
Prime	6,016	13.8	6,258	14.0
Alternative residential mortgage loans	4,760	10.9	4,221	9.4

Total RMBS	$43,550	100.0%	$44,733	100.0%

Rated Aaa/AAA	$34,105	78.3%	$36,085	80.7%

Rated NAIC 1	$37,484	86.1%	$38,984	87.1%

See “Note 3 — Investments — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2005 & Prior	$1,704	35.8%	$1,576	37.3%
2006	1,376	28.9	1,013	24.0
2007	1,016	21.3	922	21.8
2008	—	—	7	0.2
2009 (1)	627	13.2	671	15.9
2010 (1)	37	0.8	32	0.8
2011	—	—	—	—

Total	$4,760	100.0%	$4,221	100.0%

(1)	All of the Company’s Alt-A RMBS holdings in the 2009 and 2010 vintage years are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) Alt-A RMBS that were purchased in 2009 and 2010 and are comprised of original issue vintage year 2005 through 2007 Alt-A RMBS. All of the Company’s Re-REMIC Alt-A RMBS holdings are NAIC 1 rated.

	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$(680)		$(670)
Rated Aa/AA or better		12.4%		15.9%
Rated NAIC 1		39.4%		39.5%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		92.3%		90.7%
Hybrid adjustable rate mortgage loans collateral		7.7		9.3

Total Alt-A RMBS		100.0%		100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	June 30, 2011
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$6,311	$6,481	$184	$186	$105	$103	$63	$61	$21	$20	$6,684	$6,851
2004	3,693	3,858	462	483	117	115	91	92	76	66	4,439	4,614
2005	2,905	3,141	363	389	307	325	169	175	37	29	3,781	4,059
2006	1,480	1,584	155	157	86	94	153	165	157	155	2,031	2,155
2007	674	687	369	342	155	151	43	44	117	115	1,358	1,339
2008	—	—	—	—	—	—	—	—	26	30	26	30
2009	2	2	—	—	—	—	—	—	—	—	2	2
2010	3	3	—	—	56	61	—	—	—	—	59	64
2011	402	404	—	—	—	—	—	—	—	—	402	404

Total	$15,470	$16,160	$1,533	$1,557	$826	$849	$519	$537	$434	$415	$18,782	$19,518

Ratings Distribution		82.8%		8.0%		4.3%		2.8%		2.1%		100.0%

	December 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$7,411	$7,640	$282	$282	$228	$227	$74	$71	$28	$24	$8,023	$8,244
2004	3,489	3,620	277	273	216	209	181	175	91	68	4,254	4,345
2005	3,113	3,292	322	324	286	280	263	255	73	66	4,057	4,217
2006	1,463	1,545	159	160	168	168	385	398	166	156	2,341	2,427
2007	840	791	344	298	96	95	119	108	122	133	1,521	1,425
2008	2	2	—	—	—	—	—	—	—	—	2	2
2009	3	3	—	—	—	—	—	—	—	—	3	3
2010	8	8	—	—	4	4	—	—	—	—	12	12

Total	$16,329	$16,901	$1,384	$1,337	$998	$983	$1,022	$1,007	$480	$447	$20,213	$20,675

Ratings Distribution		81.7%		6.4%		4.8%		4.9%		2.2%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

The NAIC rating distribution of the Company’s holdings of CMBS was as follows at:

	June 30, 2011	December 31, 2010

NAIC 1	94.1%	93.7%
NAIC 2	3.7%	3.2%
NAIC 3	1.2%	1.8%
NAIC 4	0.9%	1.0%
NAIC 5	0.1%	0.3%
NAIC 6	—%	—%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$5,202	35.0%	$6,027	42.2%
Student loans	2,903	19.5	2,416	16.9
Collateralized debt obligations	2,447	16.5	1,798	12.6
RMBS backed by sub-prime mortgage loans	1,065	7.2	1,119	7.8
Automobile loans	836	5.6	605	4.2
Other loans	2,404	16.2	2,322	16.3

Total	$14,857	100.0%	$14,287	100.0%

Rated Aaa/AAA	$9,809	66.0%	$10,411	72.9%

Rated NAIC 1	$13,683	92.1%	$13,133	91.9%

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,065 million and $1,119 million and unrealized losses of $284 million and $317 million at June 30, 2011 and December 31, 2010, respectively. Approximately 27% of this portfolio was rated Aa or better, of which 73% was in vintage year 2005 and prior at June 30, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. Approximately 63% and 66% of this portfolio was rated NAIC 2 or better at June 30, 2011 and December 31, 2010, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at June 30, 2011 and December 31, 2010.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$10,716	$10,857	$8,580	$8,702
Due after one year through five years	69,032	71,319	65,143	66,796
Due after five years through ten years	82,006	86,268	76,508	79,571
Due after ten years	92,440	95,375	87,983	90,033

Subtotal	254,194	263,819	238,214	245,102
RMBS, CMBS and ABS	76,709	77,925	79,403	79,695

Total fixed maturity securities	$330,903	$341,744	$317,617	$324,797

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	June 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$11,576	$7,817
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(739)	(601)

Total fixed maturity securities	10,837	7,216
Equity securities	132	(3)
Derivatives	(165)	(59)
Other	(5)	42

Subtotal	10,799	7,196

Amounts allocated from:
Insurance liability loss recognition	(1,061)	(672)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	34	38
DAC and VOBA	(1,430)	(1,205)
Policyholder dividend obligation	(1,281)	(876)

Subtotal	(3,738)	(2,715)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	245	197
Deferred income tax benefit (expense)	(2,651)	(1,692)

Net unrealized investment gains (losses)	4,655	2,986
Net unrealized investment gains (losses) attributable to noncontrolling interests	9	4

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$4,664	$2,990

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	June 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(601)	$(859)
Noncredit OTTI losses recognized (1)	(184)	(212)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	77	137
Subsequent changes in estimated fair value	(31)	317

Balance, end of period	$(739)	$(601)

(1)	Noncredit OTTI losses recognized, net of deferred policy acquisition costs (“DAC”), were ($188) million and ($202) million for the periods ended June 30, 2011 and December 31, 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The changes in net unrealized investment gains (losses) were as follows:

Six Months
Ended
June 30, 2011
(In millions)

Balance, beginning of period	$2,990
Fixed maturity securities on which noncredit OTTI losses have been recognized	(138)
Unrealized investment gains (losses) during the period	3,741
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(389)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(4)
DAC and VOBA	(225)
Policyholder dividend obligation	(405)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	48
Deferred income tax benefit (expense)	(959)

Net unrealized investment gains (losses)	4,659
Net unrealized investment gains (losses) attributable to noncontrolling interests	5

Balance, end of period	$4,664

Change in net unrealized investment gains (losses)	$1,669
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	5

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$1,674

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

	June 30, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$15,021	$289	$6,662	$835	$21,683	$1,124
Foreign corporate securities	17,137	592	1,953	265	19,090	857
Foreign government securities	21,463	539	153	11	21,616	550
RMBS	5,742	159	5,540	1,006	11,282	1,165
U.S. Treasury and agency securities	11,586	562	108	26	11,694	588
CMBS	1,606	32	926	138	2,532	170
ABS	2,212	22	2,723	533	4,935	555
State and political subdivision securities	2,684	96	1,000	232	3,684	328
Other fixed maturity securities	2	—	—	—	2	—

Total fixed maturity securities	$77,453	$2,291	$19,065	$3,046	$96,518	$5,337

Equity Securities:
Common stock	$96	$11	$23	$—	$119	$11
Non-redeemable preferred stock	174	6	462	98	636	104

Total equity securities	$270	$17	$485	$98	$755	$115

Total number of securities in an
unrealized loss position	4,834		1,351

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

	June 30, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$26,453	$2,874	$367	$825	1,963	167
Six months or greater but less than nine months	50,011	420	1,329	104	2,639	31
Nine months or greater but less than twelve months	1,985	186	130	64	260	12
Twelve months or greater	16,861	3,065	1,489	1,029	1,025	196

Total	$95,310	$6,545	$3,315	$2,022

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$132	$8	$6	$4	74	16
Six months or greater but less than nine months	144	1	6	—	32	9
Nine months or greater but less than twelve months	—	1	—	—	—	4
Twelve months or greater	355	229	30	69	23	11

Total	$631	$239	$42	$73

Percentage of cost			7%	31%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$105,301	$1,403	$2,348	$368	5,320	121
Six months or greater but less than nine months	1,125	376	29	102	104	29
Nine months or greater but less than twelve months	371	89	28	27	50	9
Twelve months or greater	21,627	5,546	1,863	1,815	1,245	311

Total	$128,424	$7,414	$4,268	$2,312

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$247	$94	$10	$22	106	33
Six months or greater but less than nine months	29	65	5	16	3	2
Nine months or greater but less than twelve months	6	47	—	16	3	2
Twelve months or greater	518	340	56	116	35	14

Total	$800	$546	$71	$170

Percentage of cost			9%	31%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $116 million at December 31, 2010 to $69 million at June 30, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at June 30, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 72% were rated A or better.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $5.5 billion and $6.8 billion at June 30, 2011 and December 31, 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	June 30, 2011	December 31, 2010

Sector:
RMBS	21%	20%
U.S. corporate securities	21	23
Foreign corporate securities	16	14
U.S. Treasury and agency securities	11	8
ABS	10	10
Foreign government securities	10	9
State and political subdivision securities	6	8
CMBS	3	4
Other	2	4

Total	100%	100%

Industry:
Mortgage-backed	24%	24%
Finance	15	21
U.S. Treasury and agency securities	11	8
Asset-backed	10	10
Foreign government securities	10	9
Utility	10	5
State and political subdivision securities	6	8
Consumer	4	4
Communications	2	2
Industrial	1	2
Other	7	7

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	June 30, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	88	3	107	6
Total gross unrealized losses	$1,846	$43	$2,014	$103
Percentage of total gross unrealized losses	35%	37%	31%	43%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $228 million during the six months ended June 30, 2011. The decline in, or improvement in, gross unrealized losses for the six months ended June 30, 2011 was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at June 30, 2011:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
				(In millions)

Less than six months	$4	$—	—%	$—	—%	$—	—%	—%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	69	69	100%	69	100%	69	100%	72%

All equity securities with gross unrealized losses of 20% or more	$73	$69	95%	$69	100%	$69	100%	72%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(298)	$(244)	$(430)	$(395)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	175	98	184	157

Net OTTI losses on fixed maturity securities recognized in earnings	(123)	(146)	(246)	(238)
Fixed maturity securities — net gains (losses) on sales and disposals	18	19	(22)	45

Total gains (losses) on fixed maturity securities	(105)	(127)	(268)	(193)

Other net investment gains (losses):
Equity securities	(70)	74	(34)	101
Mortgage loans	68	11	115	(17)
Real estate and real estate joint ventures	4	(27)	5	(49)
Other limited partnership interests	5	(10)	8	(11)
Other investment portfolio gains (losses)	(6)	17	(2)	76

Subtotal — investment portfolio gains (losses)	(104)	(62)	(176)	(93)

Fair value option (“FVO”) consolidated securitization entities — changes in estimated fair value:
Commercial mortgage loans	7	172	25	653
Securities	39	(17)	(1)	(21)
Long-term debt — related to commercial mortgage loans	(8)	(156)	(8)	(635)
Long-term debt — related to securities	(54)	(1)	(7)	11
Other gains (losses) (1)	(35)	50	(87)	103

Subtotal FVO consolidated securitization entities and other gains (losses)	(51)	48	(78)	111

Total net investment gains (losses)	$(155)	$(14)	$(254)	$18

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Other gains (losses) for the three months and six months ended June 30, 2011 includes a loss of $7 million and $87 million, respectively, related to the sale of the Company’s investment in MSI MetLife. See Note 2.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($49) million and ($14) million for the three months and six months ended June 30, 2011, respectively, and $56 million and $206 million for the three months and six months ended June 30, 2010, respectively.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$19,316	$13,466	$489	$298	$19,805	$13,764

Gross investment gains	$235	$214	$26	$76	$261	$290

Gross investment losses	(217)	(195)	(49)	(1)	(266)	(196)

Total OTTI losses recognized in earnings:
Credit-related	(70)	(146)	—	—	(70)	(146)
Other (1)	(53)	—	(47)	(1)	(100)	(1)

Total OTTI losses recognized in earnings	(123)	(146)	(47)	(1)	(170)	(147)

Net investment gains (losses)	$(105)	$(127)	$(70)	$74	$(175)	$(53)

	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$35,848	$21,838	$805	$443	$36,653	$22,281

Gross investment gains	$428	$378	$74	$107	$502	$485

Gross investment losses	(450)	(333)	(55)	(4)	(505)	(337)

Total OTTI losses recognized in earnings:
Credit-related	(113)	(232)	—	—	(113)	(232)
Other (1)	(133)	(6)	(53)	(2)	(186)	(8)

Total OTTI losses recognized in earnings	(246)	(238)	(53)	(2)	(299)	(240)

Net investment gains (losses)	$(268)	$(193)	$(34)	$101	$(302)	$(92)

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

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$40	$20	$41	$28
Consumer	27	1	29	23
Communications	1	—	14	3
Utility	—	3	1	3

Total U.S. and foreign corporate securities	68	24	85	57
Foreign government securities	13	—	89	—
RMBS	36	27	54	57
ABS	6	44	15	63
CMBS	—	51	3	61

Total	$123	$146	$246	$238

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Sector:
Non-redeemable preferred stock	$38	$—	$38	$—
Common stock	9	1	15	2

Total	$47	$1	$53	$2

Industry:
Financial services industry — perpetual hybrid securities	$38	$—	$38	$—
Other industries	9	1	15	2

Total	$47	$1	$53	$2

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Balance, beginning of period	$389	$424	$443	$581
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	18	62	26	81
Additional impairments — credit loss OTTI recognized on securities previously impaired	24	39	40	70
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(26)	(30)	(55)	(134)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	—	(100)
Due to securities impaired to net present value of expected future cash flows	—	—	(44)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(4)	(4)	(9)	(7)

Balance, end of period	$401	$491	$401	$491

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$3,791	$3,013	$7,474	$6,066
Equity securities	48	39	78	64
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	16	(4)	44	11
Mortgage loans	766	695	1,525	1,368
Policy loans	160	157	320	333
Real estate and real estate joint ventures	200	135	354	179
Other limited partnership interests	159	161	402	426
Cash, cash equivalents and short-term investments	44	20	90	38
International joint ventures (2)	9	(97)	(10)	(80)
Other	101	102	69	188

Subtotal	5,294	4,221	10,346	8,593
Less: Investment expenses	260	217	511	442

Subtotal, net	5,034	4,004	9,835	8,151

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	(32)	(52)	387	12
FVO consolidated securitization entities:
Commercial mortgage loans	96	105	191	210
Securities	—	4	1	8

Subtotal	64	57	579	230

Net investment income	$5,098	$4,061	$10,414	$8,381

(1)	Changes in estimated fair value subsequent to purchase included in net investment income were:

Trading and other securities — Actively Traded Securities and FVO general account securities	$—	$(19)	$21	$(15)
Trading and other securities— FVO contractholder-directed unit-linked investments	$(84)	$(71)	$232	$(14)

(2)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of less than $1 million and $23 million for the three months and six months ended June 30, 2011, respectively, and $109 million and $77 million for the three months and six months ended June 30, 2010, respectively.

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

Elements of the securities lending program are presented below at:

	June 30, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$25,336	$23,715
Estimated fair value	$25,938	$24,230
Aging of cash collateral liability:
Open (1)	$3,477	$2,752
Less than thirty days	15,609	12,301
Thirty days or greater but less than sixty days	5,351	4,399
Sixty days or greater but less than ninety days	1,020	2,291
Ninety days or greater	1,124	2,904

Total cash collateral liability	$26,581	$24,647

Security collateral on deposit from counterparties	$22	$—

Reinvestment portfolio — estimated fair value	$26,482	$24,177

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2011 was $3.4 billion, of which $2.9 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. Treasury and agency securities, U.S. corporate securities, ABS, foreign corporate securities and CMBS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity, equity, trading and other securities and at carrying value for mortgage loans.

	June 30, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$1,950	$2,110
Invested assets held in trust:
Collateral financing arrangements	5,408	5,340
Reinsurance arrangements	2,971	3,090
Invested assets pledged as collateral:
Funding agreements and advances — Federal Home Loan Bank (“FHLB”) of New York	20,589	21,975
Funding agreements — Federal Agricultural Mortgage Corporation	3,160	3,159
Funding agreements — FHLB of Des Moines	850	—
Funding agreements — FHLB of Boston	534	211
Federal Reserve Bank of New York	1,654	1,822
Collateral financing arrangements	93	112
Derivative transactions	971	1,726
Short sale agreements	568	465

Total invested assets on deposit, held in trust and pledged as collateral	$38,748	$40,010

See Note 3 “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit, held in trust and pledged as collateral and selected other information about the related program or counterparty. In 2011, the Company pledged fixed maturity securities in support of its funding agreements with the FHLB of Des Moines. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the nature of these funding agreements.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See also “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the FVO has been elected:

	June 30, 2011	December 31, 2010
	(In millions)

Actively Traded Securities	$560	$463
FVO general account securities	303	131
FVO contractholder-directed unit-linked investments	18,690	17,794
FVO securities held by consolidated securitization entities	147	201

Total trading and other securities — at estimated fair value	$19,700	$18,589

Actively Traded Securities — at estimated fair value	$560	$463
Short sale agreement liabilities — at estimated fair value	(54)	(46)

Net long/short position — at estimated fair value	$506	$417

Investments pledged to secure short sale agreement liabilities	$568	$465

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of CSEs included in the table above. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses), as applicable.

Mortgage Loans

Mortgage loans are summarized as follows at:

	June 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment:
Commercial	$39,050	61.4%	$37,818	60.7%
Agricultural	12,981	20.4	12,751	20.4
Residential	2,657	4.2	2,231	3.7

Subtotal	54,688	86.0	52,800	84.8
Valuation allowances	(566)	(0.9)	(664)	(1.1)

Subtotal mortgage loans held-for-investment, net	54,122	85.1	52,136	83.7
Commercial mortgage loans held by consolidated securitization entities — FVO	6,697	10.5	6,840	11.0

Total mortgage loans held-for-investment, net	60,819	95.6	58,976	94.7

Mortgage loans held-for-sale:
Residential — FVO	1,863	2.9	2,510	4.0
Agricultural and residential mortgage loans — lower of amortized cost or estimated fair value	942	1.5	811	1.3

Total mortgage loans held-for-sale	2,805	4.4	3,321	5.3

Total mortgage loans, net	$63,624	100.0%	$62,297	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Credit Risk.  The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The majority, 91%, of the Company’s commercial and agricultural mortgage loans are collateralized by properties located in the U.S., with the remaining 9% collateralized by properties located outside the U.S., calculated as a percent of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at June 30, 2011. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Illinois were 19%, 9% and 7%, respectively, of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at June 30, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $286 million and $283 million at June 30, 2011 and December 31, 2010, respectively.

The following tables present the recorded investment in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Residential	Total
	(In millions)

June 30, 2011:
Mortgage loans:
Evaluated individually for credit losses	$126	$128	$11	$265
Evaluated collectively for credit losses	38,924	12,853	2,646	54,423

Total mortgage loans	39,050	12,981	2,657	54,688

Valuation allowances:
Specific credit losses	28	43	1	72
Non-specifically identified credit losses	441	36	17	494

Total valuation allowances	469	79	18	566

Mortgage loans, net of valuation allowance	$38,581	$12,902	$2,639	$54,122

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$120	$146	$13	$279
Evaluated collectively for credit losses	37,698	12,605	2,218	52,521

Total mortgage loans	37,818	12,751	2,231	52,800

Valuation allowances:
Specific credit losses	36	52	—	88
Non-specifically identified credit losses	526	36	14	576

Total valuation allowances	562	88	14	664

Mortgage loans, net of valuation allowance	$37,256	$12,663	$2,217	$52,136

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)

For the Three Months Ended June 30, 2011:
Balance, beginning of period	$532	$76	$13	$621
Provision (release)	(63)	3	5	(55)
Charge-offs, net of recoveries	—	—	—	—

Balance, end of period	$469	$79	$18	$566

For the Three Months Ended June 30, 2010:
Balance, beginning of period	$624	$110	$17	$751
Provision (release)	(3)	(7)	2	(8)
Charge-offs, net of recoveries	—	(7)	(2)	(9)

Balance, end of period	$621	$96	$17	$734

For the Six Months Ended June 30, 2011:
Balance, beginning of period	$562	$88	$14	$664
Provision (release)	(93)	(6)	5	(94)
Charge-offs, net of recoveries	—	(3)	(1)	(4)

Balance, end of period	$469	$79	$18	$566

For the Six Months Ended June 30, 2010:
Balance, beginning of period	$589	$115	$17	$721
Provision (release)	32	(1)	2	33
Charge-offs, net of recoveries	—	(18)	(2)	(20)

Balance, end of period	$621	$96	$17	$734

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value.  Presented below for the commercial mortgage loans held-for-investment is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)					(In millions)

June 30, 2011:
Loan-to-value ratios:
Less than 65%	$20,130	$480	$432	$21,042	53.9%	$22,463	55.2%
65% to 75%	9,292	520	478	10,290	26.4	10,811	26.6
76% to 80%	2,528	131	53	2,712	6.9	2,748	6.8
Greater than 80%	3,432	931	643	5,006	12.8	4,638	11.4

Total	$35,382	$2,062	$1,606	$39,050	100.0%	$40,660	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$16,663	$125	$483	$17,271	45.7%	$18,183	46.9%
65% to 75%	9,022	765	513	10,300	27.2	10,685	27.6
76% to 80%	3,033	304	135	3,472	9.2	3,535	9.1
Greater than 80%	4,155	1,813	807	6,775	17.9	6,374	16.4

Total	$32,873	$3,007	$1,938	$37,818	100.0%	$38,777	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator.  The recorded investment in agricultural mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans held-for-investment was $13.3 billion and $12.9 billion at June 30, 2011 and December 31, 2010, respectively.

	Agricultural
	June 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$11,639	89.7%	$11,483	90.1%
65% to 75%	888	6.8	885	6.9
76% to 80%	12	0.1	48	0.4
Greater than 80%	442	3.4	335	2.6

Total	$12,981	100.0%	$12,751	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator.  The recorded investment in residential mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of residential mortgage loans held-for-investment was $2.7 billion and $2.3 billion at June 30, 2011 and December 31, 2010, respectively.

	Residential
	June 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Performance indicators:
Performing	$2,584	97.3%	$2,149	96.3%
Nonperforming	73	2.7	82	3.7

Total	$2,657	100.0%	$2,231	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both June 30, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more past due; agricultural mortgage loans — 90 days or more past due; and residential mortgage loans — 60 days or more past due. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In millions)

Commercial	$161	$58	$115	$1	$41	$7
Agricultural	161	159	17	13	147	177
Residential	35	79	10	11	28	25

Total	$357	$296	$142	$25	$216	$209

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans held-for-investment, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

June 30, 2011:
Commercial	$126	$126	$28	$98	$105	$95	$231	$193
Agricultural	131	128	43	85	105	100	236	185
Residential	11	11	1	10	15	15	26	25

Total	$268	$265	$72	$193	$225	$210	$493	$403

December 31, 2010:
Commercial	$120	$120	$36	$84	$99	$87	$219	$171
Agricultural	146	146	52	94	123	119	269	213
Residential	3	3	—	3	16	16	19	19

Total	$269	$269	$88	$181	$238	$222	$507	$403

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unpaid principal balance is generally prior to any charge-off.

The average investment in impaired mortgage loans held-for-investment, and the related interest income, by portfolio segment was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended June 30, 2011:
Commercial	$292	$—	$—
Agricultural	255	—	1
Residential	32	—	—

Total	$579	$—	$1

For the Three Months Ended June 30, 2010:
Commercial	$182	$2	$—
Agricultural	278	2	—
Residential	7	—	—

Total	$467	$4	$—

For the Six Months Ended June 30, 2011:
Commercial	$264	$3	$1
Agricultural	268	2	1
Residential	28	—	—

Total	$560	$5	$2

For the Six Months Ended June 30, 2010:
Commercial	$156	$4	$1
Agricultural	289	3	—
Residential	7	—	—

Total	$452	$7	$1

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less at the time of purchase, were $4.9 billion and $9.6 billion at June 30, 2011 and December 31, 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances.

The table below presents the purchased credit impaired investments, by invested asset class, held at:

	Fixed Maturity Securities		Mortgage Loans
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In millions)

Outstanding principal and interest balance (1)	$3,360	$1,548	$510	$504
Carrying value (2)	$2,377	$1,050	$205	$195

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.

The following table presents information about purchased credit impaired investments acquired during the periods, as of their respective acquisition dates:

	Fixed Maturity Securities		Mortgage Loans
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Contractually required payments (including interest)	$4,651	$1,083	$—	$—
Cash flows expected to be collected (1)	$2,724	$1,021	$—	$—
Fair value of investments acquired	$1,503	$633	$—	$—

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired investments for:

	Fixed Maturity Securities				Mortgage Loans
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)

Accretable yield, beginning of period	$708	$70	$541	$—	$176	$—	$170	$—
Investments purchased	1,089	317	1,221	388	—	—	—	—
Accretion recognized in net investment income	(32)	(6)	(49)	(7)	(20)	—	(32)	—
Disposals	(18)	—	(69)	—	—	—	—	—
Reclassification (to) from nonaccretable difference	144	(12)	247	(12)	102	—	120	—

Accretable yield, end of period	$1,891	$369	$1,891	$369	$258	$—	$258	$—

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2011 and December 31, 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2011		December 31, 2010
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Consolidated securitization entities (1)	$6,899	$6,606	$7,114	$6,892
MRSC collateral financing arrangement (2)	3,381	—	3,333	—
Other limited partnership interests	354	26	319	85
Trading and other securities	212	—	186	—
Other invested assets	102	1	108	1
Real estate joint ventures	17	18	20	17

Total	$10,965	$6,651	$11,080	$6,995

(1)	The Company consolidated former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $280 million and $201 million at estimated fair value at June 30, 2011 and December 31, 2010, respectively. The long-term debt referred to below bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $92 million and $184 million for the three months and six months ended June 30, 2011, respectively, and $103 million and $209 million for the three months and six months ended June 30, 2010, respectively. The assets and liabilities of these CSEs were as follows at:

	June 30, 2011	December 31, 2010
	(In millions)

Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$6,697	$6,840
Trading and other securities	147	201
Cash and cash equivalents	21	39
Accrued investment income	34	34

Total assets	$6,899	$7,114

Liabilities:
Long-term debt	$6,547	$6,820
Other liabilities	59	72

Total liabilities	$6,606	$6,892

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value at:

	June 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,447	$1,333
U.S. corporate securities	745	893
RMBS	547	547
CMBS	412	383
Foreign corporate securities	166	139
State and political subdivision securities	40	30
Foreign government securities	—	5
Cash and cash equivalents	24	3

Total	$3,381	$3,333

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$43,550	$43,550	$44,733	$44,733
CMBS (2)	19,518	19,518	20,675	20,675
ABS (2)	14,857	14,857	14,287	14,287
Foreign corporate securities	3,350	3,350	2,950	2,950
U.S. corporate securities	2,610	2,610	2,435	2,435
Other limited partnership interests	4,381	6,180	4,383	6,479
Trading and other securities	784	784	789	789
Other invested assets	582	909	576	773
Mortgage loans	475	475	350	350
Real estate joint ventures	58	104	40	108
Equity securities available-for-sale:
Non-redeemable preferred stock	33	33	—	—

Total	$90,198	$92,370	$91,218	$93,579

(1)	The maximum exposure to loss relating to the fixed maturity, equity and trading and other securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The maximum exposure to loss relating to the mortgage loans is equal to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $333 million and $231 million at June 30, 2011 and December 31, 2010, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2011.

4.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to-be-announced securities or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; (ii) in net investment income for (a) economic hedges of equity method investments in joint ventures, (b) all derivatives held in relation to the trading portfolios, and (c) derivatives held within contractholder-directed unit-linked investments; (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities; and (iv) in other expenses for economic hedges of foreign currency exposure related to the Company’s international subsidiaries. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

		June 30, 2011			December 31, 2010
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$69,893	$3,112	$1,349	$54,803	$2,654	$1,516
	Interest rate floors	23,866	623	78	23,866	630	66
	Interest rate caps	37,726	189	—	35,412	176	1
	Interest rate futures	12,770	45	36	9,385	43	17
	Interest rate options	16,635	186	49	8,761	144	23
	Interest rate forwards	8,637	31	125	10,374	106	135
	Synthetic GICs	4,392	—	—	4,397	—	—
Foreign currency	Foreign currency swaps	17,455	1,404	1,391	17,626	1,616	1,282
	Foreign currency forwards	10,038	80	84	10,443	119	91
	Currency futures	525	4	4	493	2	—
	Currency options	2,191	16	1	5,426	50	—
	Non-derivative hedging instruments (2)	—	—	—	169	—	185
Credit	Credit default swaps	12,266	159	94	10,957	173	104
	Credit forwards	121	2	3	90	2	3
Equity market	Equity futures	6,015	10	94	8,794	21	9
	Equity options	16,330	1,679	342	33,688	1,843	1,197
	Variance swaps	18,719	152	169	18,022	198	118
	Total rate of return swaps	1,862	1	2	1,547	—	—

	Total	$259,441	$7,693	$3,821	$254,253	$7,777	$4,747

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps in the preceding table. Structured interest rate swaps are not designated as hedging instruments.

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

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$3,753	$951	$67	$4,524	$907	$145
Interest rate swaps	5,310	919	161	5,108	823	169

Subtotal	9,063	1,870	228	9,632	1,730	314

Cash flow hedges:
Foreign currency swaps	6,459	168	430	5,556	213	347
Interest rate swaps	5,060	113	107	3,562	102	116
Interest rate forwards	1,140	—	101	1,140	—	107
Credit forwards	121	2	3	90	2	3

Subtotal	12,780	283	641	10,348	317	573

Foreign operations hedges:
Foreign currency forwards	1,763	5	17	1,935	9	26
Non-derivative hedging instruments	—	—	—	169	—	185

Subtotal	1,763	5	17	2,104	9	211

Total qualifying hedges	$23,606	$2,158	$886	$22,084	$2,056	$1,098

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2011			December 31, 2010
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$59,523	$2,080	$1,081	$46,133	$1,729	$1,231
Interest rate floors	23,866	623	78	23,866	630	66
Interest rate caps	37,726	189	—	35,412	176	1
Interest rate futures	12,770	45	36	9,385	43	17
Interest rate options	16,635	186	49	8,761	144	23
Interest rate forwards	7,497	31	24	9,234	106	28
Synthetic GICs	4,392	—	—	4,397	—	—
Foreign currency swaps	7,243	285	894	7,546	496	790
Foreign currency forwards	8,275	75	67	8,508	110	65
Currency futures	525	4	4	493	2	—
Currency options	2,191	16	1	5,426	50	—
Credit default swaps	12,266	159	94	10,957	173	104
Equity futures	6,015	10	94	8,794	21	9
Equity options	16,330	1,679	342	33,688	1,843	1,197
Variance swaps	18,719	152	169	18,022	198	118
Total rate of return swaps	1,862	1	2	1,547	—	—

Total non-designated or non-qualifying derivatives	$235,835	$5,535	$2,935	$232,169	$5,721	$3,649

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$746	$3,680	$(512)	$3,199
Embedded derivatives	(394)	(2,199)	549	(1,677)

Total net derivative gains (losses)	$352	$1,481	$37	$1,522

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Qualifying hedges:
Net investment income	$20	$18	$42	$41
Interest credited to policyholder account balances	57	52	118	113
Other expenses	—	(2)	(1)	(4)
Non-qualifying hedges:
Net investment income	(3)	(2)	(4)	(2)
Other revenues	18	27	33	56
Net derivative gains (losses)	32	143	5	173
Policyholder benefits and claims	(2)	—	—	—

Total	$122	$236	$193	$377

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

		Net Derivative	Net Derivative	Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	Recognized for	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(16)	$15	$(1)
	Policyholder account balances (1)	157	(150)	7
Foreign currency swaps:	Foreign-denominated fixed maturity securities	—	—	—
	Foreign-denominated policyholder account balances (2)	158	(155)	3

Total		$299	$(290)	$9

For the Three Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(20)	$19	$(1)
	Policyholder account balances (1)	433	(421)	12
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(6)	(1)
	Foreign-denominated policyholder account balances (2)	(209)	195	(14)

Total		$209	$(213)	$(4)

For the Six Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(5)	$5	$—
	Policyholder account balances (1)	43	(34)	9
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated policyholder account balances (2)	235	(242)	(7)

Total		$272	$(270)	$2

For the Six Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(25)	$25	$—
	Policyholder account balances (1)	466	(454)	12
Foreign currency swaps:	Foreign-denominated fixed maturity securities	16	(17)	(1)
	Foreign-denominated policyholder account balances (2)	(368)	344	(24)

Total		$89	$(102)	$(13)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivative gains (losses) for the three months and six months ended June 30, 2011 related to such discontinued cash flow hedges were ($1) million and ($14) million, respectively. The net amounts reclassified into net derivative gains (losses) for the three months and six months ended June 30, 2010 related to such discontinued cash flow hedges were insignificant. At June 30, 2011 and December 31, 2010, the maximum

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed ten years and seven years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(237)	$44	$(59)	$(76)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	82	566	(103)	617
Amounts reclassified to net derivative gains (losses)	(12)	(17)	(8)	51
Amounts reclassified to net investment income	—	1	1	2
Amounts reclassified to other expenses	2	(1)	4	(1)

Accumulated other comprehensive income (loss), balance at end of period	$(165)	$593	$(165)	$593

At June 30, 2011, ($39) million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of equity:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Derivative	Net Investment	Other	Net Derivative	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$80	$1	$1	$(2)	$2	$—
Foreign currency swaps	(36)	(11)	(1)	—	(1)	—
Interest rate forwards	33	22	—	—	(13)	—
Credit forwards	5	—	—	—	—	—

Total	$82	$12	$—	$(2)	$(12)	$—

For the Three Months Ended June 30, 2010:
Interest rate swaps	$275	$—	$—	$—	$—	$—
Foreign currency swaps	292	6	(1)	1	2	—
Interest rate forwards	(15)	11	—	—	—	—
Credit forwards	14	—	—	—	—	—

Total	$566	$17	$(1)	$1	$2	$—

For the Six Months Ended June 30, 2011:
Interest rate swaps	$17	$1	$1	$(4)	$2	$—
Foreign currency swaps	(140)	(15)	(3)	1	(2)	—
Interest rate forwards	18	22	1	(1)	(11)	—
Credit forwards	2	—	—	—	—	—

Total	$(103)	$8	$(1)	$(4)	$(11)	$—

For the Six Months Ended June 30, 2010:
Interest rate swaps	$276	$—	$—	$—	$2	$—
Foreign currency swaps	339	(62)	(3)	1	3	—
Interest rate forwards	(15)	11	1	—	—	—
Credit forwards	17	—	—	—	—	—

Total	$617	$(51)	$(2)	$1	$5	$—

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and the interim condensed consolidated statements of equity:

		Amount and Location
		of Gains (Losses)
		Reclassified From Accumulated Other
	Amount of Gains (Losses)	Comprehensive Income
	Deferred in Accumulated	(Loss) into Income (Loss)
Derivatives and Non-Derivative Hedging Instruments in Net	Other Comprehensive Income (Loss)	(Effective Portion)
Investment Hedging Relationships (1),(2)	(Effective Portion)	Net Investment Gains (Losses)
	(In millions)

For the Three Months Ended June 30, 2011:
Foreign currency forwards	$(57)	$—
Non-derivative hedging instruments	—	—

Total	$(57)	$—

For the Three Months Ended June 30, 2010:
Foreign currency forwards	$37	$—
Non-derivative hedging instruments	—	—

Total	$37	$—

For the Six Months Ended June 30, 2011:
Foreign currency forwards	$(113)	$—
Non-derivative hedging instruments	6	—

Total	$(107)	$—

For the Six Months Ended June 30, 2010:
Foreign currency forwards	$27	$—
Non-derivative hedging instruments	—	—

Total	$27	$—

(1)	During the six months ended June 30, 2011, the Company sold its interest in its Japanese joint venture, which was a hedged item in a net investment hedging relationship. See Note 2. As a result, the Company released losses of $71 million from accumulated other comprehensive income (loss) upon the sale. This release did not impact net income for the three months ended June 30, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to sale. During the three months and six months ended June 30, 2010, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2011 and December 31, 2010, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($259) million and ($223) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps, TRRs, and structured interest rate swaps to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits and	Other	Other
	Gains (Losses)	Income (1)	Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$644	$(1)	$—	$72	$—
Interest rate floors	107	—	—	—	—
Interest rate caps	(73)	—	—	—	—
Interest rate futures	(47)	—	—	(4)	—
Equity futures	1	10	(6)	—	—
Foreign currency swaps	(71)	—	—	—	—
Foreign currency forwards	29	—	—	—	—
Currency futures	—	—	—	—	—
Currency options	(13)	—	—	—	—
Equity options	52	(4)	—	—	—
Interest rate options	13	—	—	6	—
Interest rate forwards	—	—	—	(31)	—
Variance swaps	(14)	—	—	—	—
Credit default swaps	31	(1)	—	—	—
Total rate of return swaps	1	—	—	—	—

Total	$660	$4	$(6)	$43	$—

For the Three Months Ended June 30, 2010:
Interest rate swaps	$962	$4	$36	$199	$—
Interest rate floors	281	—	—	—	—
Interest rate caps	(98)	—	—	—	—
Interest rate futures	87	(1)	—	(3)	—
Equity futures	(87)	21	159	—	—
Foreign currency swaps	288	—	—	—	—
Foreign currency forwards	266	30	—	—	—
Currency options	14	—	—	—	—
Equity options	1,366	59	—	—	—
Interest rate options	50	—	—	1	—
Interest rate forwards	—	—	—	(53)	—
Variance swaps	450	11	—	—	—
Credit default swaps	12	3	—	—	—
Total rate of return swaps	(31)	—	—	—	—

Total	$3,560	$127	$195	$144	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Derivative	Investment	Benefits and	Other	Other
	Gains (Losses)	Income (1)	Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Six Months Ended June 30, 2011:
Interest rate swaps	$374	$(2)	$—	$24	$—
Interest rate floors	(18)	—	—	—	—
Interest rate caps	(82)	—	—	—	—
Interest rate futures	(49)	1	—	(4)	—
Equity futures	55	3	(108)	—	—
Foreign currency swaps	(192)	—	—	—	—
Foreign currency forwards	(140)	(9)	—	—	—
Currency futures	9	—	—	—	—
Currency options	(45)	—	—	—	—
Equity options	(367)	(11)	—	—	—
Interest rate options	(14)	—	—	(3)	—
Interest rate forwards	—	—	—	(39)	—
Variance swaps	(91)	(3)	—	—	—
Credit default swaps	(14)	(1)	—	—	—
Total rate of return swaps	(1)	—	—	—	—

Total	$(575)	$(22)	$(108)	$(22)	$—

For the Six Months Ended June 30, 2010:
Interest rate swaps	$1,043	$3	$39	$256	$—
Interest rate floors	274	—	—	—	—
Interest rate caps	(211)	—	—	—	—
Interest rate futures	67	(6)	—	(3)	—
Equity futures	(169)	10	71	—	—
Foreign currency swaps	346	—	—	—	—
Foreign currency forwards	325	38	—	—	—
Currency options	17	(1)	—	—	(4)
Equity options	984	37	—	—	—
Interest rate options	50	—	—	(1)	—
Interest rate forwards	8	—	—	(86)	—
Variance swaps	330	8	—	—	—
Credit default swaps	15	3	—	—	—
Total rate of return swaps	(19)	—	—	—	—

Total	$3,060	$92	$110	$166	$(4)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures; changes in estimated fair value related to derivatives held in relation to trading portfolios; and changes in estimated fair value related to derivatives held within contractholder-directed unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6,490 million and $5,089 million at June 30, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2011 and December 31, 2010, the Company would have received $58 million and $62 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount
	Fair Value	of Future	Weighted	Fair Value	of Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$7	$740	3.9	$5	$470	3.8
Credit default swaps referencing indices	42	2,813	3.5	45	2,928	3.7

Subtotal	49	3,553	3.6	50	3,398	3.7

Baa
Single name credit default swaps (corporate)	2	1,155	4.3	5	735	4.3
Credit default swaps referencing indices	7	1,752	5.0	7	931	5.0

Subtotal	9	2,907	4.8	12	1,666	4.7

Ba
Single name credit default swaps (corporate)	—	30	4.2	—	25	4.4
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	30	4.2	—	25	4.4

Total	$58	$6,490	4.1	$62	$5,089	4.1

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6,490 million and $5,089 million from the table above were $105 million and $120 million at June 30, 2011 and December 31, 2010, respectively.

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

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $3,498 million and $2,625 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $1,578 million and $984 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2011, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require the Company to maintain a specific investment grade credit rating from at least one of the major credit rating agencies. If the Company’s credit ratings were to fall below that specific investment grade credit rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments that are in a net liability position after considering the effect of netting agreements.

The following table presents the estimated fair value of the Company’s OTC derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

termination of the derivative position at the reporting date. Derivatives that are not subject to collateral agreements are not included in the scope of this table.

		Estimated Fair Value of		Fair Value of Incremental
		Collateral Provided:		Collateral Provided Upon:
					Downgrade in the
				One Notch	Company’s Credit Rating
				Downgrade	to a Level that Triggers
	Estimated			in the	Full Overnight
	Fair Value (1) of			Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity		Credit	Termination of
	Liability Position	Securities (2)	Cash (3)	Rating	the Derivative Position
	(In millions)

June 30, 2011:
Derivatives subject to credit- contingent provisions	$693	$404	$—	$93	$223
Derivatives not subject to credit- contingent provisions	4	8	1	—	—

Total	$697	$412	$1	$93	$223

December 31, 2010:
Derivatives subject to credit- contingent provisions	$1,167	$1,024	$—	$99	$231
Derivatives not subject to credit- contingent provisions	22	—	43	—	—

Total	$1,189	$1,024	$43	$99	$231

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2011 was $1,034 million. At June 30, 2011, the Company provided securities collateral of $404 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2011 would be $630 million. This amount does not consider gross derivative assets of $341 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At both June 30, 2011 and December 31, 2010, the Company pledged securities collateral for exchange-traded futures and options of $40 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures and options of $518 million and $662 million, respectively, which is included in premiums, reinsurance and other receivables.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance contracts of guaranteed minimum benefits related to GMABs and certain GMIBs; assumed reinsurance contracts of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$194	$185
Options embedded in debt or equity securities	(68)	(57)
Other	4	—

Net embedded derivatives within asset host contracts	$130	$128

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$(49)	$370
Assumed guaranteed minimum benefits (1)	2,244	2,186
Other	90	78

Net embedded derivatives within liability host contracts	$2,285	$2,634

(1)	Assumed reinsurance contracts of guaranteed minimum benefits related to GMWBs and GMABs of the Japanese joint venture interest, which was sold during the second quarter of 2011, have been separately presented in the current period. See Note 2. Comparative prior year balances, which were previously presented in direct guaranteed minimum benefits, have been conformed to the current period presentation.

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)

Net derivative gains (losses) (1)	$(394)	$(2,199)	$549	$(1,677)
Policyholder benefits and claims	$10	$67	$(8)	$46

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $108 million and $34 million for the three months and six months ended June 30, 2011, respectively, and $776 million and $690 million for the three months and six months ended June 30, 2010, respectively. The net derivative gains (losses) for the three months and six months ended June 30, 2010 included ($955) million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 5.

5.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$89,926	$6,871	$96,797
Foreign corporate securities	—	64,694	5,844	70,538
Foreign government securities	82	46,003	3,161	49,246
RMBS	—	43,116	434	43,550
U.S. Treasury and agency securities	19,812	15,727	26	35,565
CMBS	—	18,737	781	19,518
ABS	—	12,406	2,451	14,857
State and political subdivision securities	—	11,580	89	11,669
Other fixed maturity securities	—	2	2	4

Total fixed maturity securities	19,894	302,191	19,659	341,744

Equity securities:
Common stock	685	1,100	305	2,090
Non-redeemable preferred stock	—	494	654	1,148

Total equity securities	685	1,594	959	3,238

Trading and other securities:
Actively Traded Securities	—	558	2	560
FVO general account securities	—	249	54	303
FVO contractholder-directed unit-linked investments	7,622	10,445	623	18,690
FVO securities held by consolidated securitization entities	—	147	—	147

Total trading and other securities	7,622	11,399	679	19,700
Short-term investments (1)	4,265	6,764	732	11,761
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	6,697	—	6,697
Mortgage loans held-for-sale (2)	—	1,831	32	1,863

Total mortgage loans	—	8,528	32	8,560
Other invested assets:
MSRs	—	—	964	964
Other investments	362	122	—	484
Derivative assets: (3)
Interest rate contracts	55	4,087	44	4,186
Foreign currency contracts	4	1,451	49	1,504
Credit contracts	—	114	47	161
Equity market contracts	14	1,581	247	1,842

Total derivative assets	73	7,233	387	7,693

Total other invested assets	435	7,355	1,351	9,141
Net embedded derivatives within asset host contracts (4)	—	2	196	198
Separate account assets (5)	28,099	172,447	1,836	202,382

Total assets	$61,000	$510,280	$25,444	$596,724

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$54	$1,472	$111	$1,637
Foreign currency contracts	4	1,476	—	1,480
Credit contracts	—	92	5	97
Equity market contracts	95	320	192	607

Total derivative liabilities	153	3,360	308	3,821
Net embedded derivatives within liability host contracts (4)	—	15	2,270	2,285
Long-term debt of consolidated securitization entities	—	6,413	134	6,547
Trading liabilities (6)	54	—	—	54

Total liabilities	$207	$9,788	$2,712	$12,707

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$84,623	$7,149	$91,772
Foreign corporate securities	—	62,162	5,726	67,888
Foreign government securities	149	38,719	3,134	42,002
RMBS	274	43,037	1,422	44,733
U.S. Treasury and agency securities	14,602	18,623	79	33,304
CMBS	—	19,664	1,011	20,675
ABS	—	10,142	4,145	14,287
State and political subdivision securities	—	10,083	46	10,129
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	15,025	287,056	22,716	324,797

Equity securities:
Common stock	831	1,094	268	2,193
Non-redeemable preferred stock	—	504	905	1,409

Total equity securities	831	1,598	1,173	3,602

Trading and other securities:
Actively Traded Securities	—	453	10	463
FVO general account securities	—	54	77	131
FVO contractholder-directed unit-linked investments	6,270	10,789	735	17,794
FVO securities held by consolidated securitization entities	—	201	—	201

Total trading and other securities	6,270	11,497	822	18,589
Short-term investments (1)	3,026	4,681	858	8,565
Mortgage loans:
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Mortgage loans held-for-sale (2)	—	2,486	24	2,510

Total mortgage loans	—	9,326	24	9,350
Other invested assets:
MSRs	—	—	950	950
Other investments	373	121	—	494
Derivative assets: (3)
Interest rate contracts	131	3,583	39	3,753
Foreign currency contracts	2	1,711	74	1,787
Credit contracts	—	125	50	175
Equity market contracts	23	1,757	282	2,062

Total derivative assets	156	7,176	445	7,777

Total other invested assets	529	7,297	1,395	9,221
Net embedded derivatives within asset host contracts (4)	—	—	185	185
Separate account assets (5)	25,566	155,589	1,983	183,138

Total assets	$51,247	$477,044	$29,156	$557,447

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$35	$1,598	$125	$1,758
Foreign currency contracts	—	1,372	1	1,373
Credit contracts	—	101	6	107
Equity market contracts	10	1,174	140	1,324

Total derivative liabilities	45	4,245	272	4,562
Net embedded derivatives within liability host contracts (4)	—	11	2,623	2,634
Long-term debt of consolidated securitization entities	—	6,636	184	6,820
Trading liabilities (6)	46	—	—	46

Total liabilities	$91	$10,892	$3,079	$14,062

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At June 30, 2011 and December 31, 2010, certain non-derivative hedging instruments of $0 and $185 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances in the consolidated balance sheets. At June 30, 2011, fixed maturity securities and equity securities also included embedded derivatives of $6 million and ($74) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $5 million and ($62) million, respectively.

(5)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(6)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.

See “— Variable Interest Entities” in Note 3 for discussion of CSEs included in the tables above.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity securities, equity securities, trading and other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

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

Other Investments

Other investments is primarily comprised of investment funds. The estimated fair value of these investment funds is determined on a basis consistent with the methodologies described herein for trading and other securities.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Most inputs for OTC derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Net Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

The Company issues and assumes certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

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

The Company ceded the risk associated with certain of the GMIBs and GMABs previously described. These reinsurance contracts contain embedded derivatives which are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the prior two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. For the three months ended June 30, 2010, the Company recognized income of $305 million, net of DAC and income tax, relating to the change in fair value associated with nonperformance risk for embedded derivatives within insurance contracts. The impact included a loss of $577 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010. The refinement reduced basic and diluted net income available to MetLife, Inc.’s common shareholders per common share by $0.70 and $0.69, respectively, for the three months ended June 30, 2010. The refinement reduced both basic and diluted net income available to MetLife, Inc.’s common shareholders per common share by $0.70 for the six months ended June 30, 2010.

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

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using an income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

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

Direct and Assumed Guaranteed Minimum Benefits

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described for Direct and Assumed Guaranteed Minimum Benefits and also include counterparty credit spreads.

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

Transfers between Levels 1 and 2:

During the three months and six months ended June 30, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and six months ended June 30, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the three months and six months ended June 30, 2011, transfers into Level 3 for fixed maturity securities of $756 million and $653 million, respectively, and transfers into Level 3 for separate account assets of $1 million and $9 million, respectively, were principally comprised of certain RMBS, foreign government securities and ABS. During the three months and six months ended June 30, 2010, transfers into Level 3 for fixed maturity securities of $1,088 million and $1,214 million, respectively, and transfers into Level 3 for separate account assets of $12 million and $49 million, respectively, were principally comprised of certain CMBS, ABS and U.S. and foreign corporate securities.

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

During the three months and six months ended June 30, 2011, transfers out of Level 3 for fixed maturity securities of $3,210 million and $4,594 million, respectively, and transfers out of Level 3 for separate account assets of $122 million and $196 million, respectively, were principally comprised of certain ABS, RMBS and U.S. and foreign corporate securities. During the six months ended June 30, 2011, transfers out of Level 3 for derivatives of $108 million were principally comprised of interest rate swaps, foreign currency forwards, and equity options. There were no transfers out of Level 3 for derivatives for the three months ended June 30, 2011. During the three months and six months ended June 30, 2010, transfers out of Level 3 for fixed maturity securities of $1,063 million and $1,336 million, respectively, and transfers out of Level 3 for separate account assets of $182 million and $222 million, respectively, were principally comprised of certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended June 30, 2011:
Balance, beginning of period	$6,861	$5,534	$3,186	$271	$76	$791	$4,506	$46	$4
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	2	(3)	(1)	—	—	18	8	—	—
Net investment gains (losses)	(15)	(30)	(5)	(1)	—	22	(10)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	91	105	(50)	8	—	(12)	(2)	(6)	—
Purchases (3)	434	1,553	178	21	1	171	139	43	—
Sales (3)	(313)	(960)	(129)	(37)	(1)	(116)	(263)	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	64	53	199	298	—	24	108	10	—
Transfers out of Level 3 (4)	(253)	(408)	(217)	(126)	(50)	(117)	(2,035)	(4)	—

Balance, end of period	$6,871	$5,844	$3,161	$434	$26	$781	$2,451	$89	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$2	$7	$9	$—	$—	$17	$8	$—	$—
Net investment gains (losses)	$(27)	$(18)	$(1)	$(1)	$—	$—	$(7)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5),(6)
	(In millions)

Three Months Ended June 30, 2011:
Balance, beginning of period	$359	$946	$40	$62	$566	$742	$25	$1,029
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	4	22	2	—	—
Net investment gains (losses)	3	(70)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(75)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	8	71	—	—	—	3	—	—
Purchases (3)	27	2	—	—	315	333	1	—
Sales (3)	(12)	(295)	(23)	(12)	(305)	(351)	—	—
Issuances (3)	—	—	—	—	—	—	—	37
Settlements (3)	—	—	—	—	—	—	—	(27)
Transfers into Level 3 (4)	2	—	—	—	35	3	9	—
Transfers out of Level 3 (4)	(82)	—	(15)	—	(10)	—	(2)	—

Balance, end of period	$305	$654	$2	$54	$623	$732	$32	$964

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$2	$23	$2	$—	$—
Net investment gains (losses)	$(4)	$(32)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(73)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
							Long-term Debt
	Interest	Foreign		Equity	Net	Separate	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Account	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	Entities
	(In millions)

Three Months Ended June 30, 2011:
Balance, beginning of period	$(89)	$39	$43	$(16)	$(1,538)	$2,004	$(138)
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(4)	(53)
Net derivative gains (losses)	5	1	(2)	(17)	(383)	—	—
Other revenues	(2)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	10	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	19	—	6	—	(50)	—	—
Purchases (3)	—	—	—	88	—	160	—
Sales (3)	—	—	—	—	—	(203)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	(5)	—	(113)	—	57
Transfers into Level 3 (4)	—	9	—	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	—	—	(122)	—

Balance, end of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(53)
Net derivative gains (losses)	$4	$1	$(3)	$(17)	$(387)	$—	$—
Other revenues	$11	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$10	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended June 30, 2010:
Balance, beginning of period	$6,339	$5,330	$199	$1,927	$36	$225	$2,813	$101	$6
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	12	3	2	13	—	—	8	—	—
Net investment gains (losses)	—	(18)	(5)	—	—	1	(20)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	97	(139)	16	(6)	2	47	81	3	1
Purchases, sales, issuances and settlements (3)	362	(371)	69	98	(1)	(20)	483	19	(2)
Transfers into Level 3 (4)	518	292	—	31	—	117	130	—	—
Transfers out of Level 3 (4)	(155)	(545)	(24)	(211)	—	(100)	(6)	(22)	—

Balance, end of period	$7,173	$4,552	$257	$1,852	$37	$270	$3,489	$101	$5

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$6	$3	$2	$13	$—	$—	$8	$—	$—
Net investment gains (losses)	$(6)	$(16)	$—	$—	$—	$1	$(20)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5),(6)
	(In millions)

Three Months Ended June 30, 2010:
Balance, beginning of period	$159	$1,005	$8	$32	$—	$92	$28	$859
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(3)	—	—	—	—
Net investment gains (losses)	3	46	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(183)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(15)	(51)	—	—	—	—	—	—
Purchases, sales, issuances and settlements (3)	22	(153)	(1)	—	—	46	1	(16)
Transfers into Level 3 (4)	—	—	—	—	—	—	6	—
Transfers out of Level 3 (4)	(8)	(2)	—	—	—	(86)	(8)	—

Balance, end of period	$161	$845	$7	$29	$—	$52	$26	$660

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$(3)	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(155)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
							Long-term Debt
	Interest	Foreign		Equity	Net	Separate	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Account	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	Entities (10)
	(In millions)

Three Months Ended June 30, 2010:
Balance, beginning of period	$34	$74	$47	$80	$(994)	$1,702	$(220)
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	12	—	—	—
Net investment gains (losses)	—	—	—	—	—	1	(1)
Net derivative gains (losses)	21	(10)	(22)	535	(2,216)	—	—
Other revenues	33	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	67	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	(15)	—	15	4	(75)	1	—
Purchases, sales, issuances and settlements (3)	(12)	(36)	(9)	2	(78)	70	—
Transfers into Level 3 (4)	—	—	—	—	—	12	—
Transfers out of Level 3 (4)	—	—	—	—	—	(182)	—

Balance, end of period	$61	$28	$31	$633	$(3,296)	$1,604	$(221)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$11	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$22	$(18)	$(23)	$534	$(2,218)	$—	$—
Other revenues	$51	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$67	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Six Months Ended June 30, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$1,422	$79	$1,011	$4,145	$46	$4
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	5	3	8	(1)	—	11	19	—	—
Net investment gains (losses)	(12)	(18)	(23)	(1)	—	68	(24)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	138	186	24	16	—	87	103	(7)	—
Purchases (3)	778	1,817	385	37	1	171	283	45	—
Sales (3)	(534)	(1,463)	(228)	(57)	(1)	(508)	(419)	(3)	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	54	39	133	263	—	45	109	10	—
Transfers out of Level 3 (4)	(707)	(446)	(272)	(1,245)	(53)	(104)	(1,765)	(2)	—

Balance, end of period	$6,871	$5,844	$3,161	$434	$26	$781	$2,451	$89	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$5	$13	$16	$(1)	$—	$11	$19	$—	$—
Net investment gains (losses)	$(27)	$(19)	$(10)	$(1)	$—	$—	$(15)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5),(6)
	(In millions)

Six Months Ended June 30, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	8	54	4	—	—
Net investment gains (losses)	5	(70)	—	—	—	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(3)	(18)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(13)	101	—	—	—	10	—	—
Purchases (3)	67	3	—	1	325	618	1	—
Sales (3)	(18)	(296)	(8)	(32)	(450)	(754)	—	—
Issuances (3)	—	—	—	—	—	—	1	92
Settlements (3)	—	—	—	—	—	—	—	(60)
Transfers into Level 3 (4)	1	11	—	—	124	3	13	—
Transfers out of Level 3 (4)	(5)	—	—	—	(165)	(6)	(4)	—

Balance, end of period	$305	$654	$2	$54	$623	$732	$32	$964

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$5	$47	$3	$—	$—
Net investment gains (losses)	$(4)	$(32)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(3)	$(18)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
							Long-term Debt
	Interest	Foreign		Equity	Net	Separate	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Account	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	Entities
	(In millions)

Six Months Ended June 30, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(3)	—	—	—
Net investment gains (losses)	—	—	—	—	—	46	(7)
Net derivative gains (losses)	12	(4)	4	(110)	592	—	—
Other revenues	7	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	(8)	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	—	2	—	(2)	—	—
Purchases (3)	—	6	—	106	—	358	—
Sales (3)	—	—	—	—	—	(364)	—
Issuances (3)	—	—	(3)	—	—	—	—
Settlements (3)	—	—	(5)	(5)	(218)	—	57
Transfers into Level 3 (4)	—	—	—	—	—	9	—
Transfers out of Level 3 (4)	(7)	(26)	—	(75)	—	(196)	—

Balance, end of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(7)
Net derivative gains (losses)	$11	$(4)	$4	$(110)	$581	$—	$—
Other revenues	$12	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(8)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Six Months Ended June 30, 2010:
Balance, beginning of period	$6,694	$5,244	$378	$1,840	$37	$139	$2,703	$69	$6
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	17	3	—	26	—	—	19	—	—
Net investment gains (losses)	5	(12)	(6)	—	—	(1)	(47)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	322	76	20	13	2	58	197	9	1
Purchases, sales, issuances and settlements (3)	(270)	(502)	24	51	(2)	(15)	739	23	(2)
Transfers into Level 3 (4)	602	345	—	54	—	122	91	—	—
Transfers out of Level 3 (4)	(197)	(602)	(159)	(132)	—	(33)	(213)	—	—

Balance, end of period	$7,173	$4,552	$257	$1,852	$37	$270	$3,489	$101	$5

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$10	$4	$4	$26	$—	$—	$19	$—	$—
Net investment gains (losses)	$(17)	$(16)	$—	$—	$—	$—	$(47)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5),(6)
	(In millions)

Six Months Ended June 30, 2010:
Balance, beginning of period	$136	$1,102	$32	$51	$—	$18	$25	$878
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	(4)	—	—	—	—
Net investment gains (losses)	3	47	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(238)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(10)	(33)	—	—	—	—	—	—
Purchases, sales, issuances and settlements (3)	42	(265)	(25)	—	—	34	1	20
Transfers into Level 3 (4)	—	—	—	—	—	—	7	—
Transfers out of Level 3 (4)	(10)	(6)	—	(18)	—	—	(6)	—

Balance, end of period	$161	$845	$7	$29	$—	$52	$26	$660

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$(4)	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(224)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)						Long-term Debt
	Interest	Foreign		Equity	Net	Separate	of Consolidated
	Rate	Currency	Credit	Market	Embedded	Account	Securitization
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	Entities (10)
	(In millions)

Six Months Ended June 30, 2010:
Balance, beginning of period	$7	$108	$42	$199	$(1,455)	$1,797	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1),(2)
Net investment income	—	—	—	8	—	—	—
Net investment gains (losses)	—	—	—	—	—	48	11
Net derivative gains (losses)	34	(27)	(22)	412	(1,676)	—	—
Other revenues	47	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	46	—	—
Other expenses	—	(3)	—	—	—	—	—
Other comprehensive income (loss)	(15)	(1)	17	5	(65)	—	—
Purchases, sales, issuances and settlements (3)	(12)	(49)	(6)	9	(146)	(68)	(232)
Transfers into Level 3 (4)	—	—	—	—	—	49	—
Transfers out of Level 3 (4)	—	—	—	—	—	(222)	—

Balance, end of period	$61	$28	$31	$633	$(3,296)	$1,604	$(221)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$8	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$11
Net derivative gains (losses)	$35	$(29)	$(21)	$418	$(1,682)	$—	$—
Other revenues	$51	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$46	$—	$—
Other expenses	$—	$(1)	$—	$—	$—	$—	$—

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other revenues. Lapses associated with embedded derivatives are included within net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months and six months ended June 30, 2011, fees attributed to net embedded derivatives are included within settlements. For the three months and six months ended June 30, 2010, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.

(5)	The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $37 million and ($27) million, respectively, for the three months ended

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

June 30, 2011 and $92 million and ($60) million, respectively, for the six months ended June 30, 2011. The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $47 million and ($63) million, respectively, for the three months ended June 30, 2010 and $106 million and ($86) million, respectively, for the six months ended June 30, 2010.

(6)	The changes in estimated fair value due to changes in valuation model inputs or assumptions and other changes in estimated fair value affecting MSRs were ($75) million and ($18) million for the three months and six months ended June 30, 2011, respectively. The changes in estimated fair value due to changes in valuation model inputs or assumptions and other changes in estimated fair value affecting MSRs were ($183) million and ($238) million for the three months and six months ended June 30, 2010, respectively.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(10)	The long-term debt of the CSEs at January 1, 2010 is reported within the purchases, sales, issuances and settlements caption of the rollforward.

FVO — Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the FVO at:

	June 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$1,799	$2,473
Excess of estimated fair value over unpaid principal balance	64	37

Carrying value at estimated fair value	$1,863	$2,510

Loans in non-accrual status	$3	$2
Loans more than 90 days past due	$2	$3
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(1)

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(2)	$(1)	$(3)	$—
Other changes in estimated fair value	115	134	179	261

Total gains (losses) recognized in other revenues	$113	$133	$176	$261

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FVO — Consolidated Securitization Entities

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the FVO at:

	June 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$6,468	$6,636
Excess of estimated fair value over unpaid principal balance	229	204

Carrying value at estimated fair value	$6,697	$6,840

The following table presents the long-term debt carried under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	June 30, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$6,329	$6,619
Excess of estimated fair value over contractual principal balance	218	201

Carrying value at estimated fair value	$6,547	$6,820

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

	Three Months Ended June 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$174	$182	$8	$69	$83	$14
Held-for-sale	47	47	—	90	84	(6)

Mortgage loans, net	$221	$229	$8	$159	$167	$8

Other limited partnership interests (2)	$13	$10	$(3)	$25	$17	$(8)
Real estate joint ventures (3)	$—	$—	$—	$7	$3	$(4)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$165	$182	$17	$148	$138	$(10)
Held-for-sale	48	47	(1)	89	83	(6)

Mortgage loans, net	$213	$229	$16	$237	$221	$(16)

Other limited partnership interests (2)	$13	$10	$(3)	$25	$17	$(8)
Real estate joint ventures (3)	$—	$—	$—	$33	$8	$(25)

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were less than $1 million and $23 million at June 30, 2011 and 2010, respectively.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at June 30, 2011. Unfunded commitments for these investments were $11 million at June 30, 2010.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis were as follows:

	June 30, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
	(In millions)

Assets:
Mortgage loans: (1)
Held-for-investment		$54,122	$56,641		$52,136	$53,927
Held-for-sale		942	942		811	811

Mortgage loans, net		$55,064	$57,583		$52,947	$54,738
Policy loans		$11,858	$13,381		$11,761	$13,253
Real estate joint ventures (2)		$505	$558		$451	$482
Other limited partnership interests (2)		$1,364	$1,651		$1,539	$1,619
Short-term investments (3)		$658	$658		$819	$819
Other invested assets (2)		$1,480	$1,480		$1,490	$1,490
Cash and cash equivalents		$9,628	$9,628		$12,957	$12,957
Accrued investment income		$4,341	$4,341		$4,328	$4,328
Premiums, reinsurance and other receivables (2)		$3,090	$3,314		$3,752	$4,048
Other assets (2)		$527	$501		$466	$453
Assets of subsidiaries held-for-sale (2)		$3,204	$3,204		$3,068	$3,068
Liabilities:
Policyholder account balances (2)		$151,345	$158,635		$146,822	$152,745
Payables for collateral under securities loaned and other transactions		$30,079	$30,079		$27,272	$27,272
Bank deposits		$10,022	$10,078		$10,316	$10,371
Short-term debt		$102	$102		$306	$306
Long-term debt (2),(4)		$21,683	$22,962		$20,734	$21,892
Collateral financing arrangements		$5,297	$4,867		$5,297	$4,757
Junior subordinated debt securities		$3,192	$3,588		$3,191	$3,461
Other liabilities (2)		$2,959	$2,962		$2,777	$2,777
Separate account liabilities (2)		$48,925	$48,925		$42,160	$42,160
Liabilities of subsidiaries held-for-sale (2)		$127	$127		$105	$105
Commitments: (5)
Mortgage loan commitments	$4,362	$—	$(20)	$3,754	$—	$(17)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$2,342	$—	$(22)	$2,437	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Mortgage loans held-for-investment as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs, which are accounted for under the FVO. Mortgage loans held-for-sale as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include residential mortgage loans held-for-sale that are accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above does not include long-term debt of CSEs, which are accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Other Invested Assets

Other invested assets within the preceding table are principally comprised of funds withheld, various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications.

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

Other Assets

Other assets in the preceding table are composed of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution. The amounts excluded from the preceding table are not considered financial instruments subject to disclosure.

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

Other Liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable; amounts due for securities purchased but not yet settled; funds withheld amounts payable which were contractually withheld by the Company in accordance with the terms of the reinsurance agreements and amounts payable under certain assumed reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For these reinsurance payables, the estimated fair value is determined as the present value of expected future cash flows under the related contracts, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	June 30, 2011	December 31, 2010
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,265	$43,456
Other policy-related balances	297	316
Policyholder dividends payable	603	579
Policyholder dividend obligation	1,281	876
Current income tax payable	3	178
Other liabilities	765	627

Total closed block liabilities	46,214	46,032

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,199 and $27,067, respectively)	29,294	28,768
Equity securities available-for-sale, at estimated fair value (cost: $59 and $110, respectively)	61	102
Mortgage loans	6,021	6,253
Policy loans	4,623	4,629
Real estate and real estate joint ventures held-for-investment	337	328
Short-term investments	—	1
Other invested assets	682	729

Total investments	41,018	40,810
Cash and cash equivalents	310	236
Accrued investment income	520	518
Premiums, reinsurance and other receivables	87	95
Deferred income tax assets	452	474

Total assets designated to the closed block	42,387	42,133

Excess of closed block liabilities over assets designated to the closed block	3,827	3,899

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $736 and $594, respectively	1,366	1,101
Unrealized gains (losses) on derivative instruments, net of income tax of $0 and $5, respectively	—	10
Allocated to policyholder dividend obligation, net of income tax of ($449) and ($307), respectively	(832)	(569)

Total amounts included in accumulated other comprehensive income (loss)	534	542

Maximum future earnings to be recognized from closed block assets and liabilities	$4,361	$4,441

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months	Year
	Ended	Ended
	June 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$876	$—
Change in unrealized investment and derivative gains (losses)	405	876

Balance, end of period	$1,281	$876

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Revenues
Premiums	$568	$608	$1,103	$1,183
Net investment income	581	560	1,145	1,143
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6)	(18)	(7)	(18)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	—	—	—
Other net investment gains (losses)	9	26	17	39

Total net investment gains (losses)	3	8	10	21
Net derivative gains (losses)	4	15	(14)	14

Total revenues	1,156	1,191	2,244	2,361

Expenses
Policyholder benefits and claims	746	771	1,435	1,504
Policyholder dividends	296	324	593	645
Other expenses	49	51	98	101

Total expenses	1,091	1,146	2,126	2,250

Revenues, net of expenses before provision for income tax expense (benefit)	65	45	118	111
Provision for income tax expense (benefit)	21	15	38	37

Revenues, net of expenses and provision for income tax expense (benefit)	$44	$30	$80	$74

The change in the maximum future earnings of the closed block was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Balance, end of period	$4,361	$4,513	$4,361	$4,513
Balance, beginning of period	4,405	4,543	4,441	4,587

Change during period	$(44)	$(30)	$(80)	$(74)

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

Advances from the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of New York (“FHLB of NY”) and held $221 million and $187 million of common stock of the FHLB of NY at June 30, 2011 and December 31, 2010, respectively, which is included in equity securities. MetLife Bank has also entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $4.5 billion and $3.8 billion at June 30, 2011 and December 31, 2010, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the six months ended June 30, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $1,205 million and $678 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $340 million and $169 million related to long-term borrowings for the six months ended June 30, 2011 and 2010, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities with estimated fair values of $7.1 billion and $7.8 billion at June 30, 2011 and December 31, 2010, respectively.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.8 billion, respectively, at June 30, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2011, the Company had outstanding $1.5 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.5 billion at June 30, 2011.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At June 30, 2011, the Company had outstanding $6.1 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.9 billion at June 30, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc., a captive reinsurance subsidiary. Under this facility, one letter of credit of $305 million was outstanding at June 30, 2011. Both this letter of credit and the facility were canceled on July 1, 2011.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2011. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2011, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $355 million.

Matters as to Which an Estimate Cannot Be Made

For other matters disclosed below, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

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

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the six months ended June 30, 2011 and 2010, MLIC received approximately 2,306 and 2,076 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. To the extent the Company can estimate reasonably possible losses in excess of amounts accrued, it has been included in the aggregate estimate of reasonably possible loss provided above. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s financial position.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2011.

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

MetLife Bank Mortgage Servicing Regulatory and Law Enforcement Authorities’ Inquiries.  Since 2008, MetLife, through its affiliate, MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil money penalties, which the OCC is holding in abeyance. MetLife Bank has also had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices.

These consent decrees as well as the inquiries or investigations referred to above could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. The Company is unable to estimate the reasonably possible loss or range of loss arising from the MetLife Bank regulatory matters. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint seeks injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the U.S. Homer City OL6 LLC is a defendant in this action. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida.  In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and a third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

Unclaimed Property Inquiries.  More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

Sales Practices Regulatory Matters.  Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut, New England Life Insurance Company and General American Life Insurance Company, and four Company broker-dealers, which are MetLife Securities, Inc. (“MSI”), New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Total Control Accounts Litigation

MLIC is a defendant in lawsuits related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

The Company is unable to estimate the reasonably possible loss or range of loss arising from the TCA matters.

Other U.S. Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”) and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. Although the tenants allege over $200 million in damages in the complaint, MTL strongly disputes the tenants’ damages amounts. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. The lawsuit has returned to the trial court where MTL continues to vigorously defend against the claims. The Company believes adequate provision has been made in its consolidated financial

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

statements for all probable and reasonably estimable losses for this lawsuit. It is reasonably possible that the Company’s total exposure may be greater than the liability currently accrued and that future charges to income may be necessary. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by any such future charges.

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (Mich. Cir. Ct., Wayne County, filed June 22, 2011).  This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, and unfair trade practices, based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. The Company has removed the case to federal court based upon complete ERISA preemption of the state law claims and intends to vigorously defend this action.

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

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint was served on Sun Life, again without naming MLIC as a party. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in this lawsuit. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The formal investigation opened by the Milan public prosecutor, into the actions of ALIL employees as well as of employees of ALIL’s major distributor, has been dismissed by the court. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.0 billion and $3.8 billion at June 30, 2011 and December 31, 2010, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $2.9 billion and $2.5 billion at June 30, 2011 and December 31, 2010, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $4.4 billion and $3.8 billion at June 30, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $2.4 billion at June 30, 2011 and December 31, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

During the six months ended June 30, 2011, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both June 30, 2011 and December 31, 2010 for indemnities, guarantees and commitments.

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
				(In millions)

Service costs	$63	$44	$126	$88	$4	$5	$9	$9
Interest costs	105	100	210	199	27	28	54	56
Expected return on plan assets	(113)	(112)	(227)	(224)	(19)	(21)	(39)	(40)
Settlement and curtailment costs	—	7	—	7	—	—	—	—
Amortization of net actuarial (gains) losses	48	49	97	98	10	10	21	19
Amortization of prior service costs (credit)	1	1	2	3	(27)	(20)	(54)	(41)

Net periodic benefit costs	$104	$89	$208	$171	$(5)	$2	$(9)	$3

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit costs amortized from accumulated other comprehensive income (loss) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)

Amortization of net actuarial (gains) losses	$48	$49	$97	$98	$10	$10	$21	$19
Amortization of prior service costs (credit)	1	1	2	3	(27)	(20)	(54)	(41)

Subtotal	49	50	99	101	(17)	(10)	(33)	(22)
Deferred income tax expense (benefit)	(15)	(18)	(34)	(36)	7	28	11	26

Components of net periodic benefit costs amortized from accumulated other comprehensive income (loss), net of income tax	$34	$32	$65	$65	$(10)	$18	$(22)	$4

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report, no contributions are required to be made to the Subsidiaries’ U.S. qualified pension plans during 2011; however, the Subsidiaries expected to make discretionary contributions of $175 million to the U.S. plans during 2011. At June 30, 2011, no discretionary contributions have yet been made to those plans. The Subsidiaries fund benefit payments for their U.S. non-qualified pension and other postretirement plans as due through their general assets. At June 30, 2011, $28 million have been contributed to its non-U.S. pension plans.

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

Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors.

The performance factor was 0.90 for the January 1, 2008 — December 31, 2010 performance period. This factor has been applied to the 824,825 Performance Shares associated with that performance period that vested on December 31, 2010, and as a result 742,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued (aside from shares that payees earlier chose to defer) during the second quarter of 2011.

11.	Other Expenses

Information on other expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)

Compensation	$1,329	$878	$2,656	$1,722
Pension, postretirement & postemployment benefit costs	95	96	190	187
Commissions	1,587	835	3,003	1,639
Volume-related costs	91	100	174	193
Interest credited to bank deposits	23	36	46	75
Capitalization of DAC	(1,698)	(756)	(3,267)	(1,489)
Amortization of DAC and VOBA	1,381	1,014	2,437	1,611
Amortization of negative VOBA	(183)	—	(366)	—
Interest expense on debt and debt issue costs	420	369	835	739
Premium taxes, licenses & fees	142	133	277	250
Professional services	400	229	683	429
Rent, net of sublease income	113	71	220	146
Other	795	404	1,509	839

Total other expenses	$4,495	$3,409	$8,397	$6,341

Interest Expense on Debt and Debt Issue Costs

Interest expense on debt and debt issue costs includes interest expense related to CSEs of $92 million and $184 million for the three months and six months ended June 30, 2011, respectively, and $103 million and $209 million for the three months and six months ended June 30, 2010, respectively. See Note 3.

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

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,059,751,486	822,905,671	1,058,795,981	822,407,969
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	4,015,640	—	3,282,889	—
Exercise or issuance of stock-based awards	7,208,779	7,567,202	7,832,099	6,766,823

Weighted average common stock outstanding for diluted earnings per common share	1,070,975,905	830,472,873	1,069,910,969	829,174,792

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$1,201	$1,536	$2,255	$2,364
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(7)	(10)	—	(11)
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	146	—

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,177	$1,515	$2,048	$2,314

Basic	$1.11	$1.84	$1.93	$2.81

Diluted	$1.10	$1.83	$1.91	$2.79

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$29	$11	$(12)	$17
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$29	$11	$(12)	$17

Basic	$0.03	$0.01	$(0.01)	$0.02

Diluted	$0.03	$0.01	$(0.01)	$0.02

Net Income (Loss):
Net income (loss)	$1,230	$1,547	$2,243	$2,381
Less: Net income (loss) attributable to noncontrolling interests	(7)	(10)	—	(11)
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,206	$1,526	$2,036	$2,331

Basic	$1.14	$1.85	$1.92	$2.83

Diluted	$1.13	$1.84	$1.90	$2.81

(1)	See Note 14 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the Company’s common equity units.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Business Segment Information

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

Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life products. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health products and services include dental insurance, short- and long-term disability, long-term care and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment, previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $3 million of operating earnings, net of $2 million of income tax, and $11 million of operating earnings, net of $6 million of income tax, for the three months and six months ended June 30, 2010, respectively, to reflect such product reclassifications.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the business.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims and policyholder dividends exclude: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $105 million, net of $56 million of income tax, and $71 million, net of $38 million of income tax, for the three months and six months ended June 30, 2010, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months and six months ended June 30, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended June 30, 2011	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,268	$240	$781	$748	$6,037	$1,602	$1,653	$3,255	$2	$9,294	$—	$9,294
Universal life and investment-type product policy fees	565	622	58	—	1,245	195	470	665	—	1,910	59	1,969
Net investment income	1,572	792	1,325	51	3,740	517	539	1,056	297	5,093	5	5,098
Other revenues	204	75	61	7	347	4	35	39	202	588	4	592
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(155)	(155)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	352	352

Total revenues	6,609	1,729	2,225	806	11,369	2,318	2,697	5,015	501	16,885	265	17,150

Expenses
Policyholder benefits and claims and policyholder dividends	4,634	402	1,292	719	7,047	1,019	1,218	2,237	1	9,285	208	9,493
Interest credited to policyholder account balances	246	395	330	—	971	388	152	540	—	1,511	(69)	1,442
Interest credited to bank deposits	—	—	—	—	—	—	—	—	23	23	—	23
Capitalization of DAC	(214)	(400)	(6)	(117)	(737)	(519)	(442)	(961)	—	(1,698)	—	(1,698)
Amortization of DAC and VOBA	214	238	5	113	570	371	312	683	—	1,253	128	1,381
Amortization of negative VOBA	—	—	—	—	—	(141)	(23)	(164)	—	(164)	(19)	(183)
Interest expense on debt	—	1	2	—	3	—	—	—	325	328	92	420
Other expenses	1,038	784	118	198	2,138	823	1,109	1,932	337	4,407	145	4,552

Total expenses	5,918	1,420	1,741	913	9,992	1,941	2,326	4,267	686	14,945	485	15,430

Provision for income tax expense (benefit)	242	108	170	(51)	469	132	109	241	(130)	580	(61)	519

Operating earnings	$449	$201	$314	$(56)	$908	$245	$262	$507	$(55)	1,360

Adjustments to:
Total revenues										265
Total expenses										(485)
Provision for income tax (expense) benefit										61

Income (loss) from continuing operations, net of income tax										$1,201		$1,201

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended June 30, 2010	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$4,317	$250	$474	$723	$5,764	$—	$817	$817	$3	$6,584	$—	$6,584
Universal life and investment-type product policy fees	546	509	56	—	1,111	—	312	312	—	1,423	59	1,482
Net investment income	1,495	842	1,234	52	3,623	—	274	274	223	4,120	(59)	4,061
Other revenues	188	54	59	8	309	—	4	4	231	544	—	544
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	1,481	1,481

Total revenues	6,546	1,655	1,823	783	10,807	—	1,407	1,407	457	12,671	1,467	14,138

Expenses
Policyholder benefits and claims and policyholder dividends	4,721	422	979	506	6,628	—	751	751	(2)	7,377	(59)	7,318
Interest credited to policyholder account balances	237	405	364	—	1,006	—	41	41	—	1,047	1	1,048
Interest credited to bank deposits	—	—	—	—	—	—	—	—	36	36	—	36
Capitalization of DAC	(217)	(262)	(3)	(117)	(599)	—	(157)	(157)	—	(756)	—	(756)
Amortization of DAC and VOBA	206	272	4	111	593	—	109	109	—	702	312	1,014
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	—	1	1	—	2	—	2	2	262	266	103	369
Other expenses	1,031	607	117	193	1,948	—	477	477	273	2,698	48	2,746

Total expenses	5,978	1,445	1,462	693	9,578	—	1,223	1,223	569	11,370	405	11,775

Provision for income tax expense (benefit)	199	74	126	17	416	—	42	42	(102)	356	471	827

Operating earnings	$369	$136	$235	$73	$813	$—	$142	$142	$(10)	945

Adjustments to:
Total revenues										1,467
Total expenses										(405)
Provision for income tax (expense) benefit										(471)

Income (loss) from continuing operations, net of income tax										$1,536		$1,536

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Six Months Ended June 30, 2011	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$8,460	$446	$1,072	$1,483	$11,461	$3,119	$3,264	$6,383	$4	$17,848	$—	$17,848
Universal life and investment-type product policy fees	1,129	1,208	112	—	2,449	389	906	1,295	—	3,744	114	3,858
Net investment income	3,101	1,578	2,636	104	7,419	956	960	1,916	627	9,962	452	10,414
Other revenues	404	150	121	15	690	13	68	81	384	1,155	3	1,158
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	37	37

Total revenues	13,094	3,382	3,941	1,602	22,019	4,477	5,198	9,675	1,015	32,709	352	33,061

Expenses
Policyholder benefits and claims and policyholder dividends	9,299	777	2,113	1,251	13,440	1,968	2,320	4,288	3	17,731	365	18,096
Interest credited to policyholder account balances	487	788	665	—	1,940	757	295	1,052	—	2,992	374	3,366
Interest credited to bank deposits	—	—	—	—	—	—	—	—	46	46	—	46
Capitalization of DAC	(430)	(717)	(18)	(222)	(1,387)	(1,041)	(839)	(1,880)	—	(3,267)	—	(3,267)
Amortization of DAC and VOBA	445	436	10	222	1,113	663	600	1,263	—	2,376	61	2,437
Amortization of negative VOBA	—	—	—	—	—	(287)	(41)	(328)	—	(328)	(38)	(366)
Interest expense on debt	—	1	4	—	5	—	2	2	644	651	184	835
Other expenses	2,063	1,462	237	391	4,153	1,593	2,111	3,704	648	8,505	207	8,712

Total expenses	11,864	2,747	3,011	1,642	19,264	3,653	4,448	8,101	1,341	28,706	1,153	29,859

Provision for income tax expense (benefit)	431	222	327	(41)	939	289	211	500	(244)	1,195	(248)	947

Operating earnings	$799	$413	$603	$1	$1,816	$535	$539	$1,074	$(82)	2,808

Adjustments to:
Total revenues										352
Total expenses										(1,153)
Provision for income tax (expense) benefit										248

Income (loss) from continuing operations, net of income tax										$2,255		$2,255

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Six Months Ended June 30, 2010	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$8,640	$503	$1,145	$1,437	$11,725	$—	$1,644	$1,644	$3	$13,372	$—	$13,372
Universal life and investment-type product policy fees	1,095	974	111	—	2,180	—	601	601	—	2,781	106	2,887
Net investment income	2,999	1,694	2,425	105	7,223	—	702	702	466	8,391	(10)	8,381
Other revenues	377	103	122	6	608	—	5	5	444	1,057	—	1,057
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	18	18
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	1,522	1,522

Total revenues	13,111	3,274	3,803	1,548	21,736	—	2,952	2,952	913	25,601	1,636	27,237

Expenses
Policyholder benefits and claims and policyholder dividends	9,568	829	2,152	1,000	13,549	—	1,516	1,516	(7)	15,058	101	15,159
Interest credited to policyholder account balances	471	811	719	—	2,001	—	191	191	—	2,192	(2)	2,190
Interest credited to bank deposits	—	—	—	—	—	—	—	—	75	75	—	75
Capitalization of DAC	(423)	(496)	(11)	(221)	(1,151)	—	(338)	(338)	—	(1,489)	—	(1,489)
Amortization of DAC and VOBA	445	441	8	218	1,112	—	209	209	—	1,321	290	1,611
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	—	2	2	—	4	—	3	3	523	530	209	739
Other expenses	2,023	1,169	233	372	3,797	—	983	983	547	5,327	78	5,405

Total expenses	12,084	2,756	3,103	1,369	19,312	—	2,564	2,564	1,138	23,014	676	23,690

Provision for income tax expense (benefit)	360	181	245	34	820	—	99	99	(171)	748	435	1,183

Operating earnings	$667	$337	$455	$145	$1,604	$—	$289	$289	$(54)	1,839

Adjustments to:
Total revenues										1,636
Total expenses										(676)
Provision for income tax (expense) benefit										(435)

Income (loss) from continuing operations, net of income tax										$2,364		$2,364

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	June 30, 2011	December 31, 2010
	(In millions)

U.S. Business:
Insurance Products	$143,626	$141,366
Retirement Products	189,411	177,045
Corporate Benefit Funding	187,041	172,929
Auto & Home	5,865	5,541

Total	525,943	496,881

International:
Japan	98,803	87,416
Other International Regions	69,946	77,579

Total	168,749	164,995
Banking, Corporate & Other	76,791	69,030

Total	$771,483	$730,906

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months and six months ended June 30, 2011 and 2010. Operating revenues from U.S. operations were $11.4 billion and $22.5 billion for the three months and six months ended June 30, 2011, respectively, which represented 67% and 69%, respectively, of consolidated operating revenues. Operating revenues from U.S. operations were $11.1 billion and $22.1 billion for the three months and six months ended June 30, 2010, respectively, which represented 88% and 87%, respectively, of consolidated operating revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $28 million and $48 million for the three months and six months ended June 30, 2011, respectively, and $7 million and $10 million for the three months and six months ended June 30, 2010, respectively.

The carrying value of real estate related to discontinued operations was $7 million and $65 million at June 30, 2011 and December 31, 2010, respectively.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Total revenues	$129	$105	$236	$194
Total expenses	116	100	214	184

Income before provision for income tax	13	5	22	10
Provision for income tax expense	5	1	8	3

Income from operations of discontinued operations, net of income tax	8	4	14	7
Net investment gain (loss), net of income tax	(7)	—	(74)	—

Income (loss) from discontinued operations, net of income tax	$1	$4	$(60)	$7

	June 30, 2011	December 31, 2010
	(In millions)

Total assets held-for-sale	$3,369	$3,331
Total liabilities held-for-sale	$3,163	$3,043
Major classes of assets and liabilities included above:
Total investments	$2,987	$2,726
Total future policy benefits	$2,616	$2,461

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is our measure of segment performance. Operating earnings is also a measure by which our senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans.

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

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”);

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims and policyholder dividends exclude: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, and operating earnings available to common shareholders should not be viewed as substitutes for GAAP revenues, GAAP expenses, GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Reconciliations of these measures to the most directly comparable GAAP measures, are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings and operating earnings available to common shareholders to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings and operating earnings available to common shareholders. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $105 million, net of $56 million of income tax, and $71 million, net of $38 million of income tax, for the three months and six months ended June 30, 2010, respectively.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States (“U.S.”), Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) and other business activities. On July 21, 2011, MetLife, Inc. announced that it is exploring the sale of MetLife Bank’s depository business, which includes savings accounts, certificates of deposit and money market accounts. MetLife plans to continue to offer residential mortgages through its home loans business.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of May 31, 2011 and the operating results of ALICO for the three months and six months ended May 31, 2011.

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

In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment, previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $3 million of operating earnings, net of $2 million of income tax, and $11 million of operating earnings, net of $6 million of income tax, for the three months and six months ended June 30, 2010, respectively, to reflect such product reclassifications.

With the improving stability of the U.S. and global financial markets, we have experienced improvements in net investment income in certain businesses and policy fee income. We also continue to experience an increase in market share and sales in some of our businesses, in part, from a flight to quality in the industry. These positive factors were offset by unfavorable changes in net investment gains (losses) and net derivative gains (losses) as well as severe storm activity in the U.S. and the impact of the March 2011 earthquake and tsunami in Japan in the current period. In addition, the demand for certain of our products was further impacted by the unstable economic environment, including high levels of unemployment.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,201	$1,536	$2,255	$2,364
Less: Net investment gains (losses)	(155)	(14)	(254)	18
Less: Net derivative gains (losses)	352	1,481	37	1,522
Less: Other adjustments to continuing operations (1)	(417)	(405)	(584)	(580)
Less: Provision for income tax (expense) benefit	61	(471)	248	(435)

Operating earnings	1,360	945	2,808	1,839
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$1,329	$914	$2,747	$1,778

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended June 30, 2011, income (loss) from continuing operations, net of income tax, decreased $335 million to $1.2 billion from $1.5 billion in the comparable 2010 period. The change was predominantly due to a $1.1 billion unfavorable change in net derivative gains (losses), before income tax, and a $141 million unfavorable change in net investment gains (losses), before income tax, partially offset by a $415 million favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition.

The unfavorable change in net derivative gains (losses) of $734 million was primarily driven by unfavorable changes in freestanding derivatives, partially offset by favorable changes in embedded derivatives. The unfavorable changes in net derivatives gains (losses) were primarily attributable to the impact of equity market movements, a decrease in equity market volatility, falling long-term and mid-term interest rates, a weakening U.S. dollar, and less strengthening in the Japanese yen against other currencies. The unfavorable change in net investment gains (losses) was primarily driven by increased impairments of equity securities.

The Acquisition drove most of the $415 million increase in operating earnings available to common shareholders. We also benefited from the improvement in the financial markets, which was most evident in certain businesses from higher net investment income and higher policy fee income as average separate account balances grew with favorable equity market performance and increased sales of our variable annuity products. The current period was negatively impacted by severe storm activity in the U.S. as well as the impact of the March 2011 earthquake and tsunami in Japan.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2011, income (loss) from continuing operations, net of income tax, decreased $109 million to $2.3 billion from $2.4 billion in the comparable 2010 period. The change was predominantly due to a $1.5 billion unfavorable change in net derivative gains (losses), before income tax, and a $272 million unfavorable change in net investment gains (losses), before income tax, partially offset by a $969 million favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition.

The unfavorable change in net derivative gains (losses) of $965 million was primarily driven by unfavorable changes in freestanding derivatives, partially offset by favorable changes in embedded derivatives. The unfavorable changes in net derivative gains (losses) were primarily attributable to the impact of equity market movements, a decrease in equity market volatility, falling long-term and mid-term interest rates, a weakening U.S. dollar and a weakening Japanese yen against other currencies. The unfavorable change in net investment gains (losses) was primarily driven by both increased net losses on sales of, and increased impairments on, both equity securities and fixed maturity securities.

The Acquisition drove most of the $969 million increase in operating earnings available to common shareholders. We also benefited from the improvement in the financial markets, which was most evident in certain businesses from higher net investment income and higher policy fee income as average separate account balances grew with favorable equity market performance and increased sales of our variable annuity products. The current period was negatively impacted by recent severe storm activity in the U.S. as well as the impact of the March 2011 earthquake and tsunami in Japan.

Consolidated Company Outlook

In 2011, we continue to expect a significant improvement in the operating earnings of the Company over 2010, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2011 of 31%, which is mainly attributable to the Acquisition. The remaining increase is expected to be driven by:

•	Increases in our International businesses from continuing organic growth throughout our various geographic regions;

•	Higher fees earned on separate accounts, as the equity markets continue to improve, thereby increasing the value of those separate accounts. In addition, net flows of variable annuities are expected to remain strong in the remainder of 2011, which also increases the account values upon which these fees are earned; and

•	Growth within our pension closeouts business.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2011.

•	Focus on expense management. We continue to focus on expense control throughout the Company, specifically managing the costs associated with the integration of ALICO. We also continue to expect to begin realizing cost synergies later in 2011.

•	Performance of the investment portfolio. Although the market environment remains challenging, we expect the performance on our investment portfolio in 2011 with respect to both income and realized gains and losses will generally be higher than the results achieved in 2010.

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

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and recovery from the U.S. recession has been below historic averages. Global inflation had fallen over the last several years, but is now rising, and a number of central banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. Furthermore, the delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— Investments — Current Environment” for further information about support programs announced in July 2011 and ratings actions.

All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment and net derivative gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee benefits. See ‘‘— Results of Operations” and “— Liquidity and Capital Resources.”

As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, will significantly change financial regulation in the U.S. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report. In addition, the oversight body of the Basel Committee on Banking Supervision announced in December 2010 increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank and Basel III.

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

Regulatory Changes.  The U.S. life insurance industry is regulated at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets in 2008 and 2009. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Also see “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report. Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments, investment activities, banking activities and insurance and annuity products of the Company remains unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report. Under Dodd-Frank, as a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to Tier 1 and total risk-based capital, liquidity, leverage (unless another, similar standard is appropriate for the Company), resolution plan and credit exposure reporting, concentration limits, and risk management. The so-called “Volcker Rule” provisions of Dodd-Frank restrict the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report. MetLife, Inc. is exploring the sale of MetLife Bank’s depository business, but plans to continue offering residential mortgage loans through a nonbank entity. This sale, if completed, and the associated relinquishment of MetLife Bank’s charter, would end MetLife, Inc.’s status as a bank holding company with assets of $50 billion or more, and would render the “Volcker Rule” inapplicable to the Company; however, MetLife, Inc. could still be subject to enhanced prudential standards if it is designated as a systemically important financial company. It is not clear how these enhanced standards will be applied to non-bank systemically important financial companies.

Mortgage and Foreclosure-Related Exposures.  In 2008, MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans or compensate for losses upon demand by the investor due to a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect or defects in servicing of the loan. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). Since the 2008 acquisitions, MetLife Bank has originated and sold mortgages primarily to FNMA, FHLMC and Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99% of MetLife Bank’s $87 billion servicing portfolio consists of Agency Investors’ product. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $59 billion of loans originated by MetLife Bank (all of which have been originated since August 2008). Reserves for representation and warranty repurchases and indemnifications were $62 million and $56 million at June 30, 2011 and December 31, 2010, respectively. MetLife Bank is also exposed to losses due to servicing deficiencies on loans originated and sold as well as servicing acquired, to the extent such servicing deficiencies occurred after the date of acquisition. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

Since 2008, MetLife, through its affiliate, MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. MetLife Bank has also had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. These consent decrees as well as the inquiries or investigations referred to above could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business.

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

Acquisitions and Dispositions

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

In addition, in the second quarter of 2011, (i) a subsidiary of American Life agreed to purchase a 99.86% stake in a Turkish life insurance and pension company and enter into an exclusive 15-year distribution arrangement with Deniz Bank to sell the Company’s products in Turkey, and (ii) American Life agreed to sell certain closed blocks of business in the U.K. In July 2011, Punjab National Bank (“PNB”) agreed to acquire a 30% stake in MetLife India Insurance Company Limited (“MetLife India”) in exchange for an exclusive 10-year distribution arrangement to sell MetLife India’s products through PNB’s branch network. Closure of these transactions is subject to regulatory and other approvals.

Results of Operations

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions in the prior period, positively impacted our results, most significantly through higher net investment income in certain of our businesses and higher policy fee income.

Sales of our domestic annuity products were up 48%, driven by an increase in variable annuity sales compared with the prior period. Even with the impact of the earthquake and tsunami in Japan, our sales results there continue to show steady growth and improvement. We also benefited in the current quarter from strong sales of funding agreements. Market penetration continues in our pension closeout business in the U.K.; however, although improving, our domestic pension closeout business has been adversely impacted by a combination of poor equity market returns and lower interest rates. Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. While we experienced growth in our traditional life and universal life businesses, sales of group life and non-medical health products declined. Sales of new auto and homeowner policies decreased as the housing and automobile markets remained sluggish. We experienced steady growth and improvement in sales of the majority of our products abroad. The residential mortgage refinance market declined in comparison to the second quarter of 2010, driving lower originations of forward mortgages.

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$9,294	$6,584	$2,710	41.2%
Universal life and investment-type product policy fees	1,969	1,482	487	32.9%
Net investment income	5,098	4,061	1,037	25.5%
Other revenues	592	544	48	8.8%
Net investment gains (losses)	(155)	(14)	(141)	(1,007.1)%
Net derivative gains (losses)	352	1,481	(1,129)	(76.2)%

Total revenues	17,150	14,138	3,012	21.3%

Expenses
Policyholder benefits and claims and policyholder dividends	9,493	7,318	2,175	29.7%
Interest credited to policyholder account balances	1,442	1,048	394	37.6%
Interest credited to bank deposits	23	36	(13)	(36.1)%
Capitalization of DAC	(1,698)	(756)	(942)	(124.6)%
Amortization of DAC and VOBA	1,381	1,014	367	36.2%
Amortization of negative VOBA	(183)	—	(183)
Interest expense on debt	420	369	51	13.8%
Other expenses	4,552	2,746	1,806	65.8%

Total expenses	15,430	11,775	3,655	31.0%

Income (loss) from continuing operations before provision for income tax	1,720	2,363	(643)	(27.2)%
Provision for income tax expense (benefit)	519	827	(308)	(37.2)%

Income (loss) from continuing operations, net of income tax	1,201	1,536	(335)	(21.8)%
Income (loss) from discontinued operations, net of income tax	29	11	18	163.6%

Net income (loss)	1,230	1,547	(317)	(20.5)%
Less: Net income (loss) attributable to noncontrolling interests	(7)	(10)	3	30.0%

Net income (loss) attributable to MetLife, Inc.	1,237	1,557	(320)	(20.6)%
Less: Preferred stock dividends	31	31	—	—%
Preferred stock redemption premium	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,206	$1,526	$(320)	(21.0)%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended June 30, 2011, income (loss) from continuing operations, net of income tax, decreased $335 million to $1.2 billion primarily driven by decreased derivative gains and increased investment losses, both net of related adjustments, principally associated with DAC and VOBA amortization. This decrease was partially offset by an increase in operating earnings, reflecting the impact of the Acquisition.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currencies, credit spreads and equity markets, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

We use freestanding currency, interest rate, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. For those hedges not designated as accounting hedges, changes in market factors can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market factors and are also recognized in net derivative gains (losses).

The unfavorable variance in net derivative gains (losses) of $734 million, from gains of $963 million in the second quarter of 2010 to gains of $229 million in the comparable 2011 period, was driven by an unfavorable change in freestanding derivatives of $1.9 billion which was partially offset by a favorable change in embedded derivatives of $1.2 billion primarily associated with variable annuity minimum benefit guarantees.

The $1.9 billion unfavorable variance in freestanding derivatives was primarily attributable to the impact of equity market movements, a decrease in equity volatility, falling long-term and mid-term interest rates, a weakening U.S. dollar and less strengthening in the Japanese yen against other currencies. The impact of equity market movements and decreased equity volatility in the current period compared to the prior period had a negative impact of $1.1 billion on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Long-term and mid-term interest rates fell more in the prior period than in the current period which had a negative impact of $407 million on our interest rate derivatives, $292 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a negative impact of $367 million related to hedges of foreign-currency exposures, $109 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value reported in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $1.2 billion favorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $1.6 billion, partially offset by an unfavorable change in unhedged risks for changes in the adjustment for nonperformance risk of $353 million and an unfavorable change in other unhedged non-market risks of $46 million. The aforementioned $1.6 billion favorable change in embedded derivatives, attributable to changes in market factors, was largely offset by losses in freestanding derivatives that hedge these risks, which are described in the preceding section. The foregoing $353 million unfavorable change in the adjustment for nonperformance risk was net of a prior period $621 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

The increase in net investment losses was primarily due to both increased impairments and realized losses on sales of non-redeemable preferred securities. An increase in OTTI losses on fixed maturity and equity securities in the financial services and consumer industries primarily reflects impairments on securities the Company intends to sell driven by the continuing diversification of the portfolio, which were partially offset by decreased impairments on structured securities reflecting improved economic fundamentals.

Income tax expense for the three months ended June 30, 2011 was $519 million, or 30% of income (loss) from continuing operations before provision for income tax, compared with $827 million, or 35% of income (loss) from continuing operations before income tax, for the comparable 2010 period. The Company’s 2011 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased by $415 million to $1.3 billion in the second quarter of 2011 from $914 million in the comparable 2010 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended June 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$582	$332	$284	$(62)	$331	$(84)	$(182)	$1,201
Less: Net investment gains (losses)	3	42	(12)	(6)	(47)	(33)	(102)	(155)
Less: Net derivative gains (losses)	261	271	(52)	(3)	135	(261)	1	352
Less: Other adjustments to continuing operations (1)	(58)	(111)	17	—	46	(218)	(93)	(417)
Less: Provision for income tax (expense) benefit	(73)	(71)	17	3	(48)	166	67	61

Operating earnings	$449	$201	$314	$(56)	$245	$262	(55)	1,360

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(86)	$1,329

Three Months Ended June 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$714	$401	$330	$72	$—	$68	$(49)	$1,536
Less: Net investment gains (losses)	(4)	70	16	1	—	5	(102)	(14)
Less: Net derivative gains (losses)	605	418	129	(3)	—	260	72	1,481
Less: Other adjustments to continuing operations (1)	(69)	(78)	8	—	—	(233)	(33)	(405)
Less: Provision for income tax (expense) benefit	(187)	(145)	(58)	1	—	(106)	24	(471)

Operating earnings	$369	$136	$235	$73	$—	$142	(10)	945

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(41)	$914

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended June 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$6,819	$2,067	$2,197	$797	$2,241	$2,531	$498	$17,150
Less: Net investment gains (losses)	3	42	(12)	(6)	(47)	(33)	(102)	(155)
Less: Net derivative gains (losses)	261	271	(52)	(3)	135	(261)	1	352
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	(55)	25	36	—	(165)	128	98	67

Total operating revenues	$6,609	$1,729	$2,225	$806	$2,318	$2,697	$501	$16,885

Total expenses	$5,922	$1,556	$1,760	$913	$1,730	$2,672	$877	$15,430
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	4	120	—	—	—	—	—	124
Less: Other adjustments to expenses (1)	—	16	19	—	(211)	346	191	361

Total operating expenses	$5,918	$1,420	$1,741	$913	$1,941	$2,326	$686	$14,945

Three Months Ended June 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$7,117	$2,128	$2,013	$781	$—	$1,561	$538	$14,138
Less: Net investment gains (losses)	(4)	70	16	1	—	5	(102)	(14)
Less: Net derivative gains (losses)	605	418	129	(3)	—	260	72	1,481
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	7	—	—	—	—	—	—	7
Less: Other adjustments to revenues (1)	(37)	(15)	45	—	—	(111)	111	(7)

Total operating revenues	$6,546	$1,655	$1,823	$783	$—	$1,407	$457	$12,671

Total expenses	$6,017	$1,508	$1,499	$693	$—	$1,345	$713	$11,775
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	40	172	—	—	—	—	—	212
Less: Other adjustments to expenses (1)	(1)	(109)	37	—	—	122	144	193

Total operating expenses	$5,978	$1,445	$1,462	$693	$—	$1,223	$569	$11,370

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the second quarter of 2011.

The increase in operating earnings includes the impact of the Acquisition, which is reflected in both Japan and Other International Regions, as well as increased net investment income in certain of our businesses and higher policy fee income, as the improvement in the financial markets drove a higher level of average separate account balances. Changes in foreign currency exchange rates had a modest positive impact on results compared to the prior period. Operating earnings increased in all of our U.S. Business segments, except Auto & Home, which was impacted by weather-related claims.

Net investment income increased from growth in average invested assets, offset by lower yields. Growth in the investment portfolio was primarily due to the Acquisition and positive net cash flows in the majority of our domestic businesses, as well as continued growth in our Other International Regions (excluding the impact of the Acquisition). These cash flows were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the acquired ALICO investment portfolio, which has a larger allocation to lower yielding government securities and shorter duration investments. In addition, yields were adversely impacted by the effects of lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. Also, yields were negatively impacted by higher other limited partnership interests yields in the prior period from a stronger recovery in the private equity markets in the prior period compared to the current period. These decreases in yield were partially offset by increased real estate joint venture yields from the positive effects of stabilizing real estate markets period over period. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it favorably impacted the change in net investment income in the current period as negative returns were incurred in the second quarter of 2010 from declining equity markets.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. Interest credited expense increased $37 million as a result of growth in our International businesses, as well as our domestic long-term care, traditional life and structured settlement businesses. This was partially offset by a decrease in interest credited expense in our domestic funding agreement and guaranteed interest contract businesses, a result of the impact from derivatives that are used to hedge certain liabilities.

The significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $138 million, most notably in Retirement Products. Policy fees are typically calculated as a percentage of the average assets in the separate accounts.

Apart from an increase resulting from the Acquisition, DAC, VOBA and deferred sales inducements (“DSI”) amortization for the second quarter of 2011 was essentially unchanged when compared to the prior period. During the second quarter of 2010, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the second quarter of 2010 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization during the 2010 period. The resulting decline in amortization was offset by an increase in amortization in the 2011 period due to business growth.

Severe storm activity during the current period resulted in catastrophe losses of $174 million in Auto & Home which drove a $138 million unfavorable impact to claims experience compared to the prior period. This was partially offset by a modest net favorable impact from our other businesses as mixed claims experience had a net favorable impact in Insurance Products, slightly offset by less favorable mortality in Corporate Benefit Funding.

Interest expense on debt increased $41 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and Federal Home Loan Bank (“FHLB”) borrowings.

Operating expenses increased due to the Acquisition, which includes increased operating expenses of $18 million related to the March 2011 earthquake and tsunami in Japan. In addition, operating expenses increased as a result of investment and growth in our international and banking businesses. The current period also includes higher variable expenses, such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization.

Insurance Products

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,268	$4,317	$(49)	(1.1)%
Universal life and investment-type product policy fees	565	546	19	3.5%
Net investment income	1,572	1,495	77	5.2%
Other revenues	204	188	16	8.5%

Total operating revenues	6,609	6,546	63	1.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,634	4,721	(87)	(1.8)%
Interest credited to policyholder account balances	246	237	9	3.8%
Capitalization of DAC	(214)	(217)	3	1.4%
Amortization of DAC and VOBA	214	206	8	3.9%
Other expenses	1,038	1,031	7	0.7%

Total operating expenses	5,918	5,978	(60)	(1.0)%

Provision for income tax expense (benefit)	242	199	43	21.6%

Operating earnings	$449	$369	$80	21.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. Growth in our open block traditional life and universal life businesses was more than offset by declines in our group life and non-medical health businesses, as well as the expected run-off from our closed block business. Our dental business benefited from higher enrollment and certain pricing actions, but this was essentially offset by a decline in revenues from our disability business. This reduction was mainly due to net customer cancellations and lower covered lives. Our long-term care revenues were flat period over period, consistent with the discontinuance of the sale of this coverage at the end of 2010.

The significant components of the increase in operating earnings were higher net investment income, net favorable claims experience and the impact of a reduction in dividends to certain policyholders.

Higher net investment income of $50 million was partially offset by a $9 million increase in interest credited on long-duration contracts, which is reflected in the change in policyholder benefits and dividends. This increase in interest credited was primarily due to growth in future policyholder benefits in our long-term care and traditional life businesses. The increase in net investment income was due to a $31 million increase from growth in average invested assets and a $19 million increase from higher yields. Growth in the investment portfolio was due to positive cash flows from operations in most of our businesses, which was invested primarily in fixed maturity securities and mortgage loans. Yields were positively impacted by the improved yields on fixed maturity securities and mortgage loans from the repositioning of the accumulated liquidity in our portfolio into longer duration and higher yielding investments and an increase in mortgage loan prepayments. The increase in yields was partially offset by the negative impact of the current low interest rate environment on invested economic capital. To manage the needs of our intermediate- to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, structured securities (comprised of mortgage and asset-backed securities) and U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

Claims experience varied amongst our businesses with a net favorable impact of $38 million to operating earnings. This was driven primarily by unusually strong mortality in our group life business as evidenced by our group life mortality ratio of 82.1%. We also experienced more favorable morbidity results in the current period, specifically, our disability and dental businesses had favorable claims experience and our disability business benefited from higher net closures. Partially offsetting these positive impacts to operating earnings was unfavorable mortality in our universal variable life and traditional life businesses.

A reduction in the dividend scale, which was announced in the fourth quarter of 2010, resulted in a $17 million decrease in policyholder dividends in the traditional life business.

Retirement Products

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$240	$250	$(10)	(4.0)%
Universal life and investment-type product policy fees	622	509	113	22.2%
Net investment income	792	842	(50)	(5.9)%
Other revenues	75	54	21	38.9%

Total operating revenues	1,729	1,655	74	4.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	402	422	(20)	(4.7)%
Interest credited to policyholder account balances	395	405	(10)	(2.5)%
Capitalization of DAC	(400)	(262)	(138)	(52.7)%
Amortization of DAC and VOBA	238	272	(34)	(12.5)%
Interest expense on debt	1	1	—	—%
Other expenses	784	607	177	29.2%

Total operating expenses	1,420	1,445	(25)	(1.7)%

Provision for income tax expense (benefit)	108	74	34	45.9%

Operating earnings	$201	$136	$65	47.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the second quarter of 2011, overall annuity sales increased 48% compared to the second quarter of 2010. While sales of fixed annuity products decreased, variable annuity product sales increased primarily due to the expansion of alternative distribution channels, fewer competitors in the marketplace and the introduction of a new lower-risk variable annuity product. Surrender rates for both our variable and fixed annuities remained low during the current period as we believe our customers continue to value our products compared to other alternatives in the marketplace.

Interest rate and equity market changes were the primary drivers of the increase in operating earnings, with the largest impact resulting from increased policy fees and other revenues, partially offset by a decrease in net investment income.

Premiums decreased $7 million. In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses.

A significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $87 million. Policy fees are typically calculated as a percentage of the average assets in the separate account.

DAC, VOBA and DSI amortization decreased $22 million during the second quarter of 2011 compared to the prior period. During the second quarter of 2010, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the second quarter of 2010 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization in the 2010 period. The resulting decrease in amortization was partially offset by an increase in amortization due to the business growth experienced in 2011.

Net investment income decreased $33 million due to an $18 million decrease from lower yields and a $15 million decrease from a reduction in average invested assets. Yields were negatively impacted by the reinvestment of proceeds from maturities and sales of fixed maturity securities and mortgage loans during this lower interest rate environment. The low interest rate environment also negatively impacted yields on invested economic capital. Additionally, yields on other limited partnership interests were negatively impacted by a stronger recovery in the private equity markets in the prior period than in the current period. The reduction in the investment portfolio was due to a decrease in the securities lending program and from transfers to the separate account. To manage the needs of our intermediate- to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured securities, mortgage loans, U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets, in order to provide additional diversification and opportunity for long-term yield enhancement. Consistent with yields on our investment portfolio, we have seen a drop in our average crediting rates on fixed annuities, which has resulted in a $7 million decrease in interest credited expense.

Other expenses increased $115 million primarily due to a $108 million increase in variable expenses, such as commissions, separate account advisory fees, letter of credit fees and other volume-related activity. A portion of this increase was offset by DAC capitalization, which was higher compared with the prior period.

Corporate Benefit Funding

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$781	$474	$307	64.8%
Universal life and investment-type product policy fees	58	56	2	3.6%
Net investment income	1,325	1,234	91	7.4%
Other revenues	61	59	2	3.4%

Total operating revenues	2,225	1,823	402	22.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,292	979	313	32.0%
Interest credited to policyholder account balances	330	364	(34)	(9.3)%
Capitalization of DAC	(6)	(3)	(3)	(100.0)%
Amortization of DAC and VOBA	5	4	1	25.0%
Interest expense on debt	2	1	1	100.0%
Other expenses	118	117	1	0.9%

Total operating expenses	1,741	1,462	279	19.1%

Provision for income tax expense (benefit)	170	126	44	34.9%

Operating earnings	$314	$235	$79	33.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the financial markets over the last year continues to impact the demand for funding agreements, as evidenced by issuances of more than $1.0 billion, before income tax, in the current quarter. Our pension closeouts business in the U.K. continues to expand as sales increased by $348 million, before income tax, due to a significant sale in the current quarter. Our domestic pension closeouts sales remain low as premiums declined $63 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, both in the U.S. and in the U.K., which reduces our customers’ flexibility to engage in transactions such as pension closeouts. In addition, sales of structured settlement products increased $23 million, before income tax. For both the structured settlement and pension closeout businesses, the change in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

The primary driver of the $79 million increase in operating earnings was higher net investment income of $59 million, reflecting a $53 million increase from growth in average invested assets and a $6 million increase from higher yields. Growth in the investment portfolio was due to an increase in the securities lending program and increased issuances under funding agreements. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Additionally, mortgage loan yields were positively impacted by collections on lower yielding assets in addition to increased mortgage prepayments. These improvements in yields were partially offset by the negative impact of the current low interest rate environment on invested economic capital. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury and agency securities, structured securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets in order to provide additional diversification and opportunity for long-term yield enhancement. For our short-term obligations, we invest primarily in structured securities, mortgage loans, investment grade corporate fixed maturity securities and U.S. Treasury and agency securities. The yields on these short-term investments have moved consistently with the underlying market indices, primarily LIBOR and the U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $22 million largely due to the impact from derivatives that are used to hedge certain liabilities in our funding agreement and guaranteed interest contract businesses. The increase in average policyholder liabilities resulted in a $4 million increase in interest credited expense primarily related to the structured settlements business.

Mortality experience was mixed and decreased operating earnings by $6 million, partially offset by the net impact of favorable liability refinements in both periods resulting in an increase in operating earnings.

Auto & Home

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$748	$723	$25	3.5%
Net investment income	51	52	(1)	(1.9)%
Other revenues	7	8	(1)	(12.5)%

Total operating revenues	806	783	23	2.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	719	506	213	42.1%
Capitalization of DAC	(117)	(117)	—	—%
Amortization of DAC and VOBA	113	111	2	1.8%
Other expenses	198	193	5	2.6%

Total operating expenses	913	693	220	31.7%

Provision for income tax expense (benefit)	(51)	17	(68)	(400.0)%

Operating earnings	$(56)	$73	$(129)	(176.7)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Policy sales decreased in the second quarter of 2011 as the housing and automobile markets remained sluggish. This was partially offset by increases in the average premium of new policies sold. New premium associated with sales activity on new policies decreased 5% for each of our homeowners and auto businesses in the second quarter of 2011 compared to the prior period. These decreases were more than offset by increases in earned exposures and average earned premiums per policy for our homeowners business and by an increase in average earned premium for our auto business in the second quarter of 2011 compared to the prior period.

The primary driver of the $129 million decrease in operating earnings was unfavorable claims experience. Catastrophe-related losses increased $128 million compared to the second quarter of 2010 mainly due to the storm activity in the U.S. during the second quarter of 2011, which resulted in $174 million of losses. The April catastrophes resulted in a record number of tornados for a one-month period and resulted in damage in many states, with the worst storm impacting Alabama and Tennessee, from tornados and hail, respectively. The May catastrophes included one that impacted 20 states and caused severe tornado damage in Missouri, Minnesota and Oklahoma. In addition, current period non-catastrophe claim costs increased $15 million as a result of higher claim frequencies in both our auto and homeowners businesses due primarily to non-catastrophe weather. Higher severities in our homeowners business resulted in an increase in claims. The negative impact of these items was partially offset by additional favorable development of prior year losses of $6 million.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, to 121.5% in the second quarter of 2011 from 95.3% in the comparable 2010 period. The combined ratio, excluding catastrophes, was 85.7% in the second quarter of 2011 compared to 85.5% in the comparable 2010 period.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $15 million.

Japan

	Three Months
	Ended
	June 30,
	2011	2010	Change
	(In millions)

OPERATING REVENUES
Premiums	$1,602	$—	$1,602
Universal life and investment-type product policy fees	195	—	195
Net investment income	517	—	517
Other revenues	4	—	4

Total operating revenues	2,318	—	2,318

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,019	—	1,019
Interest credited to policyholder account balances	388	—	388
Capitalization of DAC	(519)	—	(519)
Amortization of DAC and VOBA	371	—	371
Amortization of negative VOBA	(141)	—	(141)
Other expenses	823	—	823

Total operating expenses	1,941	—	1,941

Provision for income tax expense (benefit)	132	—	132

Operating earnings	$245	$—	$245

Unless otherwise stated, all amounts discussed below are net of income tax.

Our Japan operation is comprised of the Japanese business acquired in the Acquisition and continues to remain among the largest foreign life insurers in Japan. Through our Japan operation, we provide life insurance, accident and health insurance, annuities and endowment products to both individuals and groups. Even with the impact of the earthquake and tsunami, as noted below, our sales results continue to show steady growth and improvement across essentially all distribution channels, including captive agents, independent agents, brokers, bancassurance, and direct marketing.

The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. During the second quarter of 2011, the Company incurred $26 million of insurance claims and $18 million of increased operating expenses related to the earthquake and tsunami.

Other International Regions

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,653	$817	$836	102.3%
Universal life and investment-type product policy fees	470	312	158	50.6%
Net investment income	539	274	265	96.7%
Other revenues	35	4	31	775.0%

Total operating revenues	2,697	1,407	1,290	91.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,218	751	467	62.2%
Interest credited to policyholder account balances	152	41	111	270.7%
Capitalization of DAC	(442)	(157)	(285)	(181.5)%
Amortization of DAC and VOBA	312	109	203	186.2%
Amortization of negative VOBA	(23)	—	(23)
Interest expense on debt	—	2	(2)	(100.0)%
Other expenses	1,109	477	632	132.5%

Total operating expenses	2,326	1,223	1,103	90.2%

Provision for income tax expense (benefit)	109	42	67	159.5%

Operating earnings	$262	$142	$120	84.5%

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the second quarter of 2011.

Sales results continue to show steady growth and improvement, with increases over the prior period in the majority of our businesses. Life sales were driven by growth in variable universal life products in Korea and endowments in Hong Kong. Accident and health sales increased due to strong sales in Latin America and Asia, as well as growth in the credit life business in Europe and Latin America. Group sales increased primarily due to higher group medical sales in the Middle East and group disability sales in Mexico. Retirement and savings sales increased primarily due to higher individual annuity sales in Korea and variable annuity sales in Europe, partially offset by lower pension sales in Korea.

Reported operating earnings increased by $120 million over the prior period, reflecting the addition of the ALICO operations other than Japan. The positive impact of changes in foreign currency exchange rates improved reported earnings by $12 million for the second quarter of 2011 compared to the prior period.

Operating earnings in Mexico increased primarily due to an increase in policy fees on our universal life products. Operating earnings in Ireland increased primarily due to business growth in our European annuity operation. These increases were partially offset by a decrease in Australia largely due to the loss of an institutional business contract in December 2010 combined with an increase in operating expenses in the current period. In addition, operating earnings in Argentina decreased primarily due to the release of the pesification reserves in the prior period as well as increases in operating expenses in the current period. Results in Chile decreased mainly due to an increase in annuity reserves which resulted from higher inflation in the current period.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in average invested assets reflects the Acquisition and growth in our businesses. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it favorably impacted the change in net investment income in the current period as negative returns were incurred in the second quarter of 2010 from declining equity markets. The decrease in yields reflects the Acquisition and the net impact of higher inflation, primarily in Chile, which was more than offset by the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, also in Chile. The change in net investment income from inflation was offset by a similar change in the related insurance liabilities.

In addition to an increase associated with the Acquisition, operating expenses increased primarily due to higher commission expenses and business growth in Korea, Brazil, Mexico, Chile and Ireland’s European variable annuity operation.

Banking, Corporate & Other

	Three Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2	$3	$(1)	(33.3)%
Net investment income	297	223	74	33.2%
Other revenues	202	231	(29)	(12.6)%

Total operating revenues	501	457	44	9.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1	(2)	3	150.0%
Interest credited to bank deposits	23	36	(13)	(36.1)%
Interest expense on debt	325	262	63	24.0%
Other expenses	337	273	64	23.4%

Total operating expenses	686	569	117	20.6%

Provision for income tax expense (benefit)	(130)	(102)	(28)	(27.5)%

Operating earnings	(55)	(10)	(45)	(450.0)%
Less: Preferred stock dividends	31	31	—	—%

Operating earnings available to common shareholders	$(86)	$(41)	$(45)	(109.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The 2011 residential mortgage refinance market declined in comparison to the second quarter of 2010. Consistent with these market conditions, our forward mortgage production declined $736 million to $3.9 billion. Our serviced residential mortgage loan portfolio increased $22.6 billion, which includes a $16.5 billion purchase from a Federal Deposit Insurance Corporation receivership bank in the third quarter of 2010 and the sale of $4.8 billion to FNMA in the second quarter of 2010. Run-off of existing servicing business was 12.0% in the second quarter of 2011 compared to 10.5% in the second quarter of 2010.

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

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each decreased $45 million, primarily due to an increase in interest expense resulting from the 2010 debt issuances and a decrease in the results of our mortgage banking business, partially offset by an increase in net investment income and a decrease in interest credited to bank deposits.

Interest expense on debt increased $41 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

The mortgage loan origination business experienced a $39 million decline in operating earnings with $14 million principally attributable to lower forward residential mortgage volumes and new interest rate lock commitment activity as a result of a weaker refinance market, as well as margin compression in both our forward and reverse mortgage products. Also contributing to this decline was a $25 million increase in other expenses to support sales growth and risk management initiatives.

The results of our mortgage loan servicing business declined $13 million primarily due to additional expenses incurred to support a larger portfolio with increased regulatory oversight. The Company made $8 million of charitable contributions in the second quarter of 2011. There were no charitable contributions in the second quarter of 2010. In addition, advertising costs were $5 million higher in the current year quarter. These increases were partially offset by $12 million of lower human resource expenses and $5 million lower interest on uncertain tax positions during second quarter of 2011.

Net investment income increased $48 million due to an increase of $49 million from higher yields and a decrease of $1 million from reduction in average invested assets. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Yields were also positively impacted by lower crediting rates paid to the segments on the economic capital invested on their behalf period over period, reflecting the low interest rate environment. The reduction in the investment portfolio was due to a decrease in the securities lending program. Our investments primarily include structured securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading and other securities and equity securities.

Interest credited to bank deposits decreased $8 million due to lower overall cost of deposits driven by lower interest rates paid on deposit accounts.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Consolidated Results

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$17,848	$13,372	$4,476	33.5%
Universal life and investment-type product policy fees	3,858	2,887	971	33.6%
Net investment income	10,414	8,381	2,033	24.3%
Other revenues	1,158	1,057	101	9.6%
Net investment gains (losses)	(254)	18	(272)	(1,511.1)%
Net derivative gains (losses)	37	1,522	(1,485)	(97.6)%

Total revenues	33,061	27,237	5,824	21.4%

Expenses
Policyholder benefits and claims and policyholder dividends	18,096	15,159	2,937	19.4%
Interest credited to policyholder account balances	3,366	2,190	1,176	53.7%
Interest credited to bank deposits	46	75	(29)	(38.7)%
Capitalization of DAC	(3,267)	(1,489)	(1,778)	(119.4)%
Amortization of DAC and VOBA	2,437	1,611	826	51.3%
Amortization of negative VOBA	(366)	—	(366)
Interest expense on debt	835	739	96	13.0%
Other expenses	8,712	5,405	3,307	61.2%

Total expenses	29,859	23,690	6,169	26.0%

Income (loss) from continuing operations before provision for income tax	3,202	3,547	(345)	(9.7)%
Provision for income tax expense (benefit)	947	1,183	(236)	(19.9)%

Income (loss) from continuing operations, net of income tax	2,255	2,364	(109)	(4.6)%
Income (loss) from discontinued operations, net of income tax	(12)	17	(29)	(170.6)%

Net income (loss)	2,243	2,381	(138)	(5.8)%
Less: Net income (loss) attributable to noncontrolling interests	—	(11)	11	100.0%

Net income (loss) attributable to MetLife, Inc.	2,243	2,392	(149)	(6.2)%
Less: Preferred stock dividends	61	61	—	—%
Preferred stock redemption premium	146	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,036	$2,331	$(295)	(12.7)%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2011, income (loss) from continuing operations, net of income tax, decreased $109 million to $2.3 billion driven by decreased derivative gains and increased investment losses, both net of related adjustments, principally associated with DAC and VOBA amortization. This decrease was partially offset by an increase in operating earnings, reflecting the impact of the Acquisition.

The unfavorable variance in net derivative gains (losses) of $965 million, from gains of $989 million to gains of $24 million, was primarily driven by an unfavorable change in freestanding derivatives of $2.4 billion which was partially offset by a favorable change in embedded derivatives of $1.4 billion primarily associated with variable annuity minimum benefit guarantees.

The $2.4 billion unfavorable variance in freestanding derivatives was primarily attributable to the impact of equity market movements, a decrease in equity volatility, falling long-term and mid-term interest rates, a weakening U.S. dollar and a weakening Japanese yen against other currencies. The impact of equity market movements and decreased equity volatility in the current period compared to the prior period had a negative impact of $1.1 billion on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. A smaller decrease in long-term and mid-term interest rates in the current period than in the prior period had a negative impact of $686 million on our interest rate derivatives, $501 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a negative impact of $668 million related to hedges of foreign-currency exposures, $221 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value reported in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $1.4 billion favorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $1.8 billion and a favorable change in other unhedged non-market risks of $36 million offset by an unfavorable change in unhedged risks for changes in the adjustment for nonperformance risk of $345 million. The aforementioned $1.8 billion favorable change in embedded derivatives, attributable to changes in market factors, was largely offset by losses on freestanding derivatives that hedge these risks, which are described in the preceding section. The foregoing $345 million unfavorable change in the adjustment for nonperformance risk was net of a prior period $621 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

The unfavorable change in net investment gains (losses) was primarily due to increased impairments and realized losses on sales of non-redeemable preferred securities and fixed maturity securities. An increase in OTTI losses on fixed maturity and equity securities in the foreign government sector, financial services industry and most corporate securities sectors primarily reflects impairments on securities the Company intends to sell driven by the repositioning of the portfolio to diversify and extend duration, which were partially offset by decreased impairments on structured securities reflecting improved economic fundamentals.

Income tax expense for the six months ended June 30, 2011 was $947 million, or 30% of income (loss) from continuing operations before provision for income tax, compared with $1.2 billion, or 33% of income (loss) from continuing operations before income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before income tax, as well as certain foreign permanent tax differences.

The first six months of 2010 included $87 million of charges related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the first six months of 2010 by $12 million. These charges were partially offset by decreased utilization of tax preferenced investments which provided tax credits and deductions.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased by $969 million to $2.7 billion in the first six months of 2011 from $1.8 billion in the comparable 2010 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Six Months Ended June 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$813	$506	$527	$(5)	$593	$121	$(300)	$2,255
Less: Net investment gains (losses)	40	51	—	(6)	(94)	(145)	(100)	(254)
Less: Net derivative gains (losses)	92	264	(179)	(3)	127	(185)	(79)	37
Less: Other adjustments to continuing operations (1)	(110)	(171)	61	—	57	(271)	(150)	(584)
Less: Provision for income tax (expense) benefit	(8)	(51)	42	3	(32)	183	111	248

Operating earnings	$799	$413	$603	$1	$535	$539	(82)	2,808

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(143)	$2,747

Six Months Ended June 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,002	$597	$569	$143	$—	$176	$(123)	$2,364
Less: Net investment gains (losses)	9	91	57	—	—	(29)	(110)	18
Less: Net derivative gains (losses)	625	511	70	(3)	—	266	53	1,522
Less: Other adjustments to continuing operations (1)	(117)	(201)	59	—	—	(268)	(53)	(580)
Less: Provision for income tax (expense) benefit	(182)	(141)	(72)	1	—	(82)	41	(435)

Operating earnings	$667	$337	$455	$145	$—	$289	(54)	1,839

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(115)	$1,778

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Six Months Ended June 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$13,120	$3,742	$3,842	$1,593	$4,604	$5,128	$1,032	$33,061
Less: Net investment gains (losses)	40	51	—	(6)	(94)	(145)	(100)	(254)
Less: Net derivative gains (losses)	92	264	(179)	(3)	127	(185)	(79)	37
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	—	—	—	(2)
Less: Other adjustments to revenues (1)	(104)	45	80	—	94	260	196	571

Total operating revenues	$13,094	$3,382	$3,941	$1,602	$4,477	$5,198	$1,015	$32,709

Total expenses	$11,868	$2,963	$3,030	$1,642	$3,690	$4,979	$1,687	$29,859
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	4	90	—	—	—	—	—	94
Less: Other adjustments to expenses (1)	—	126	19	—	37	531	346	1,059

Total operating expenses	$11,864	$2,747	$3,011	$1,642	$3,653	$4,448	$1,341	$28,706

Six Months Ended June 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$13,678	$3,842	$4,026	$1,545	$—	$3,065	$1,081	$27,237
Less: Net investment gains (losses)	9	91	57	—	—	(29)	(110)	18
Less: Net derivative gains (losses)	625	511	70	(3)	—	266	53	1,522
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	6	—	—	—	—	—	—	6
Less: Other adjustments to revenues (1)	(73)	(34)	96	—	—	(124)	225	90

Total operating revenues	$13,111	$3,274	$3,803	$1,548	$—	$2,952	$913	$25,601

Total expenses	$12,134	$2,923	$3,140	$1,369	$—	$2,708	$1,416	$23,690
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	50	176	—	—	—	—	—	226
Less: Other adjustments to expenses (1)	—	(9)	37	—	—	144	278	450

Total operating expenses	$12,084	$2,756	$3,103	$1,369	$—	$2,564	$1,138	$23,014

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the first six months of 2011.

The increase in operating earnings includes the impact of the Acquisition, which is reflected in both Japan and Other International Regions, as well as increased policy fees as the improvement in the financial markets drove a higher level of average separate account balances and higher net investment income in certain of our businesses. Changes in foreign currency exchange rates had a modest positive impact on results compared to the prior period. Operating earnings increased in all of U.S. Business, except Auto & Home, which was impacted by weather-related claims.

The significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $282 million, most notably in Retirement Products. Policy fees are typically calculated as a percentage of the average assets in the separate accounts.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in the investment portfolio was primarily due to the Acquisition and positive net cash flows in the majority of our domestic businesses, as well as continued growth in Other International Regions (excluding the impact of the Acquisition). These cash flows were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the acquired ALICO investment portfolio, which has a larger allocation to lower yielding government securities and shorter duration investments. In addition, yields were adversely impacted by the effects of lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. Also, yields were negatively impacted by higher other limited partnership interests yields in the prior period from a stronger recovery in the private equity markets in the prior period compared to the current period. These decreases in yield were partially offset by increased real estate joint venture yields as a result of the positive effects of stabilizing real estate markets period over period. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it unfavorably impacted the change in net investment income in the current period.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense decreased slightly primarily in our domestic funding agreement and guaranteed interest contract businesses as a result of the impact from derivatives that are used to hedge certain liabilities. The impact from the growth in our long-term care, traditional life and structured settlement businesses partially offset those decreases in interest credited expense.

Apart from an increase resulting from the Acquisition, DAC, VOBA and DSI amortization for the first six months of 2011 increased $47 million when compared to the prior period, primarily due to business growth in the current period. During the first six months of 2010, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the first six months of 2010 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization during the 2010 period.

Severe storm activity during the second quarter of 2011 resulted in catastrophe losses of $174 million in Auto & Home, which drove a $163 million unfavorable impact to claims experience compared to the prior period. This was partially offset by a modest net favorable impact from our other businesses as mixed claims experience had a net favorable impact in Insurance Products, slightly offset by less favorable mortality in Corporate Benefit Funding.

Interest expense on debt increased $79 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

Operating expenses increased due to the Acquisition, which includes increased operating expenses of $18 million related to the March 2011 earthquake and tsunami in Japan. In addition, operating expenses increased as a result of investment and growth in our international and banking businesses. The current period also includes higher variable expenses, such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization.

Insurance Products

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$8,460	$8,640	$(180)	(2.1)%
Universal life and investment-type product policy fees	1,129	1,095	34	3.1%
Net investment income	3,101	2,999	102	3.4%
Other revenues	404	377	27	7.2%

Total operating revenues	13,094	13,111	(17)	(0.1)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,299	9,568	(269)	(2.8)%
Interest credited to policyholder account balances	487	471	16	3.4%
Capitalization of DAC	(430)	(423)	(7)	(1.7)%
Amortization of DAC and VOBA	445	445	—	—%
Other expenses	2,063	2,023	40	2.0%

Total operating expenses	11,864	12,084	(220)	(1.8)%

Provision for income tax expense (benefit)	431	360	71	19.7%

Operating earnings	$799	$667	$132	19.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

The significant components of the increase in operating earnings were net favorable claims experience, higher net investment income and the impact of a reduction in dividends to certain policyholders, partially offset by higher expenses.

Claims experience varied amongst our businesses with a net favorable impact of $75 million to operating earnings. We experienced very favorable morbidity results in the current period, specifically in our non-medical health businesses. Our disability and dental businesses had favorable claims experience and our disability business also benefited from higher net closures. Improved mortality in our group life and traditional life businesses was significantly offset by unfavorable mortality in our universal variable life business.

Higher net investment income of $66 million was partially offset by a $19 million increase in interest credited on long-duration contracts, which is reflected in the change in policyholder benefits and dividends. This increase in interest credited was primarily due to growth in future policyholder benefits in our long-term care and traditional life businesses. The increase in net investment income was due to a $56 million increase from growth in average invested assets and a $10 million increase from higher yields. Growth in the investment portfolio was due to positive cash flows from operations in most of our businesses. Yields were positively impacted by the improved yields on fixed maturity securities and mortgage loans yields from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments and an increase in mortgage loan prepayments. In addition, real estate joint venture yields increased from the positive effects of stabilizing real estate markets period over period. The increase in yields was partially offset by the negative impact of the current low interest rate environment on invested economic capital. Additionally, other limited partnership interests yields were negatively impacted from a stronger recovery in private equity markets in the prior period compared to the current period.

A reduction in the dividend scale, which was announced in the fourth quarter of 2010, resulted in a $32 million decrease in policyholder dividends in the traditional life business.

Other expenses increased $26 million primarily due to a $19 million increase in commissions and a $7 million increase in professional services. A portion of the commission increase is offset by DAC capitalization.

Retirement Products

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$446	$503	$(57)	(11.3)%
Universal life and investment-type product policy fees	1,208	974	234	24.0%
Net investment income	1,578	1,694	(116)	(6.8)%
Other revenues	150	103	47	45.6%

Total operating revenues	3,382	3,274	108	3.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	777	829	(52)	(6.3)%
Interest credited to policyholder account balances	788	811	(23)	(2.8)%
Capitalization of DAC	(717)	(496)	(221)	(44.6)%
Amortization of DAC and VOBA	436	441	(5)	(1.1)%
Interest expense on debt	1	2	(1)	(50.0)%
Other expenses	1,462	1,169	293	25.1%

Total operating expenses	2,747	2,756	(9)	(0.3)%

Provision for income tax expense (benefit)	222	181	41	22.7%

Operating earnings	$413	$337	$76	22.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Interest rate and equity market changes were the primary drivers of the increase in operating earnings, with the largest impact resulting from increased policy fees and other revenues, partially offset by a decrease in net investment income.

Premiums decreased $37 million. In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses. In addition, refinements in certain assumptions used to develop income annuity liabilities reduced operating earnings by $11 million.

A significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $183 million. Policy fees are typically calculated as a percentage of the average assets in the separate account.

DAC, VOBA and DSI amortization decreased $1 million during the first six months of 2011 compared to the prior period. During the first six months of 2010, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the first six months of 2010 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization in the 2010 period. The resulting decrease in amortization was almost entirely offset by an increase in amortization due to the business growth experienced in 2011.

There was an $8 million decrease in variable annuity guarantee benefit costs as the 2011 period experienced equity market improvements compared to equity market declines in the 2010 period. The decrease in variable annuity guarantee benefit costs was due to a decrease in paid claims, partially offset by an increase in the cost of our reinsurance programs.

Net investment income decreased $75 million due to a $52 million decrease from lower yields and a $23 million decrease from a reduction in average invested assets. Yields were negatively impacted by the reinvestment of proceeds from maturities and sales of fixed maturity securities and mortgage loans during this lower interest rate environment. The low interest rate environment also negatively impacted yields on invested economic capital. Additionally, yields on other limited partnership interests were negatively impacted by a stronger recovery in the private equity markets in the prior period than in the current period. The reduction in the investment portfolio was due to a decrease in the securities lending program and from transfers to the separate account. Consistent with yields on our investment portfolio, we have seen a drop in our average crediting rates on fixed annuities, which has resulted in a $15 million decrease in interest credited expense.

Other expenses increased $190 million primarily due to a $185 million increase in variable expenses, such as commissions, separate account advisory fees, letter of credit fees and other volume-related activity. A portion of this increase was offset by DAC capitalization, which was higher compared with the prior period.

Corporate Benefit Funding

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,072	$1,145	$(73)	(6.4)%
Universal life and investment-type product policy fees	112	111	1	0.9%
Net investment income	2,636	2,425	211	8.7%
Other revenues	121	122	(1)	(0.8)%

Total operating revenues	3,941	3,803	138	3.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,113	2,152	(39)	(1.8)%
Interest credited to policyholder account balances	665	719	(54)	(7.5)%
Capitalization of DAC	(18)	(11)	(7)	(63.6)%
Amortization of DAC and VOBA	10	8	2	25.0%
Interest expense on debt	4	2	2	100.0%
Other expenses	237	233	4	1.7%

Total operating expenses	3,011	3,103	(92)	(3.0)%

Provision for income tax expense (benefit)	327	245	82	33.5%

Operating earnings	$603	$455	$148	32.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $148 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower interest credited expense. Favorable liability refinements also increased operating earnings.

Net investment income increased $137 million, reflecting a $110 million increase from growth in average invested assets and a $27 million increase from higher yields. Growth in the investment portfolio was due to an increase in the securities lending program and increased issuances under funding agreements. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Additionally, mortgage loan yields were positively impacted by collections on lower yielding assets in addition to increased mortgage prepayments. These improvements in yields were partially offset by the negative impact of the current low interest rate environment on invested economic capital.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $35 million largely due to the impact from derivatives that are used to hedge certain liabilities in our funding agreement and guaranteed interest contract businesses. The increase in the average policyholder liabilities resulted in a $12 million increase in interest credited expense primarily related to the structured settlements business.

Mortality experience was mixed and decreased operating earnings by $13 million, partially offset by the net impact of favorable liability refinements in both periods resulting in an increase in operating earnings.

Auto & Home

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,483	$1,437	$46	3.2%
Net investment income	104	105	(1)	(1.0)%
Other revenues	15	6	9	150.0%

Total operating revenues	1,602	1,548	54	3.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,251	1,000	251	25.1%
Capitalization of DAC	(222)	(221)	(1)	(0.5)%
Amortization of DAC and VOBA	222	218	4	1.8%
Other expenses	391	372	19	5.1%

Total operating expenses	1,642	1,369	273	19.9%

Provision for income tax expense (benefit)	(41)	34	(75)	(220.6)%

Operating earnings	$1	$145	$(144)	(99.3)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary driver of the $144 million decrease in operating earnings was unfavorable claims experience. Catastrophe-related losses increased $133 million compared to the first six months of 2010 mainly due to the storm activity in the U.S. during the second quarter of 2011, which resulted in $174 million of losses. The April catastrophes resulted in a record number of tornados for a one-month period and resulted in damage in many states, with the worst storm impacting Alabama and Tennessee, from tornados and hail, respectively. The May catastrophes included one that impacted 20 states and caused severe tornado damage in Missouri, Minnesota and Oklahoma. In addition, current period non-catastrophe claim costs increased $41 million as a result of higher claim frequencies in both our auto and homeowners businesses due primarily to more severe winter weather in the first quarter of 2011 and to non-catastrophe weather in the second quarter of 2011. The negative impact of these items was partially offset by additional favorable development of prior year losses of $11 million and lower severities as an improvement in our auto business was partially offset by an increase in severities in our homeowners results.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, to 110.0% in the first half of 2011 from 94.7% in the comparable 2010 period, and the unfavorable change in the combined ratio, excluding catastrophes, to 89.0% in the first half of 2011 from 87.2% in comparable 2010 period.

A $14 million increase in other expenses, including the net change in DAC, contributed to the decrease in operating earnings. The increase in expenses resulted from higher commission-related expenses and minor fluctuations in a number of expense categories.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $21 million and the increase in exposures improved operating earnings as the positive impact from premiums exceeded the negative impact from claims. Exposures are primarily each automobile for the auto line of business and each residence for the homeowners line of business.

In addition, the write-off in the first quarter of 2010 of an equity interest in a mandatory state underwriting pool, required by a change in legislation, resulted in an increase in other revenues.

Japan

	Six Months
	Ended
	June 30,
	2011	2010	Change
	(In millions)

OPERATING REVENUES
Premiums	$3,119	$—	$3,119
Universal life and investment-type product policy fees	389	—	389
Net investment income	956	—	956
Other revenues	13	—	13

Total operating revenues	4,477	—	4,477

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,968	—	1,968
Interest credited to policyholder account balances	757	—	757
Capitalization of DAC	(1,041)	—	(1,041)
Amortization of DAC and VOBA	663	—	663
Amortization of negative VOBA	(287)	—	(287)
Other expenses	1,593	—	1,593

Total operating expenses	3,653	—	3,653

Provision for income tax expense (benefit)	289	—	289

Operating earnings	$535	$—	$535

Unless otherwise stated, all amounts discussed below are net of income tax.

Even with the impact of the earthquake and tsunami, as noted below, our sales results continue to show steady growth and improvement across essentially all distribution channels including captive agents, independent agents, brokers, bancassurance, and direct marketing.

The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. During the second quarter of 2011, the Company incurred $26 million of insurance claims and $18 million of increased operating expenses related to the earthquake and tsunami.

Other International Regions

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3,264	$1,644	$1,620	98.5%
Universal life and investment-type product policy fees	906	601	305	50.7%
Net investment income	960	702	258	36.8%
Other revenues	68	5	63	1,260.0%

Total operating revenues	5,198	2,952	2,246	76.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,320	1,516	804	53.0%
Interest credited to policyholder account balances	295	191	104	54.5%
Capitalization of DAC	(839)	(338)	(501)	(148.2)%
Amortization of DAC and VOBA	600	209	391	187.1%
Amortization of negative VOBA	(41)	—	(41)
Interest expense on debt	2	3	(1)	(33.3)%
Other expenses	2,111	983	1,128	114.8%

Total operating expenses	4,448	2,564	1,884	73.5%

Provision for income tax expense (benefit)	211	99	112	113.1%

Operating earnings	$539	$289	$250	86.5%

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the first half of 2011.

Reported operating earnings increased by $250 million over the prior period, reflecting the addition of the ALICO operations other than Japan. The positive impact of changes in foreign currency exchange rates improved reported earnings by $23 million for the first half of 2011 compared to the prior period.

Operating earnings in Mexico increased primarily due to an increase in policy fees on our universal life products. Korea’s operating earnings increased primarily from a tax benefit in the current period. Ireland’s operating earnings increased primarily due to business growth in our European annuity operation. The impact of the sale of the Company’s interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”) on April 1, 2011 decreased operating results as no earnings were recognized in the current period. Australia’s operating earnings decreased largely due to the loss of an institutional business contract in December 2010 combined with an increase in operating expenses.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in average invested assets reflects the Acquisition and growth in our businesses. Decreased yields reflect the Acquisition and the net impact of higher inflation, primarily in Chile, which was more than offset by the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, primarily in Chile. The change in net investment income from inflation was offset by a similar change in the related insurance liabilities. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it unfavorably impacted the change in net investment income in the current period.

In addition to an increase associated with the Acquisition, operating expenses increased primarily due to an increase in commission expenses and business growth in Korea, Brazil, Mexico, Chile and Ireland’s European variable annuity operation.

Banking, Corporate & Other

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4	$3	$1	33.3%
Net investment income	627	466	161	34.5%
Other revenues	384	444	(60)	(13.5)%

Total operating revenues	1,015	913	102	11.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3	(7)	10	142.9%
Interest credited to bank deposits	46	75	(29)	(38.7)%
Interest expense on debt	644	523	121	23.1%
Other expenses	648	547	101	18.5%

Total operating expenses	1,341	1,138	203	17.8%

Provision for income tax expense (benefit)	(244)	(171)	(73)	(42.7)%

Operating earnings	(82)	(54)	(28)	(51.9)%
Less: Preferred stock dividends	61	61	—	—%

Operating earnings available to common shareholders	$(143)	$(115)	$(28)	(24.3)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each decreased $28 million, primarily due to an increase in interest expense resulting from the 2010 debt issuances and a decrease in the results of our mortgage banking business, partially offset by an increase in net investment income, an increase in tax benefit and a decrease in interest credited to bank deposits.

Interest expense on debt increased $79 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

The mortgage loan origination business experienced an $80 million decline in operating earnings with $31 million principally attributable to lower forward residential mortgage volumes and new interest rate lock commitment activity as a result of a weaker refinance market, as well as margin compression in both our forward and reverse mortgage products. Also contributing to this decline was a $49 million increase in other expenses to support sales growth and risk management initiatives.

The results of our mortgage loan servicing business declined $19 million primarily due to additional expenses incurred to support a larger portfolio with increased regulatory oversight. The Company made $16 million of charitable contributions in the first half of 2011 compared to $26 million in the 2010 period. In addition, Banking, Corporate & Other benefited in the current period from a $6 million reduction in discretionary spending, such as consulting and postemployment-related costs. These savings were partially offset by a $10 million increase in internal resource costs for associates committed to the Acquisition.

Net investment income increased $105 million due to an increase of $93 million from higher yields and an increase of $12 million from growth in average invested assets. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Yields were also positively impacted by lower crediting rates paid to the segments on the economic capital invested on their behalf period over period, reflecting the low interest rate environment. An increase in the average invested assets was primarily due to proceeds from the issuances of debt.

Banking, Corporate & Other also benefited from a lower effective tax rate. The lower effective tax rate provided an increased benefit of $38 million from the first six months of 2010. The higher tax benefit was primarily due to $87 million of charges in 2010 related to the Health Care Act. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the first six months of 2010 by $12 million. The higher tax benefit was partially offset by decreased utilization of tax preferenced investments which provided tax credits and deductions.

Interest credited to bank deposits decreased $19 million due to lower overall cost of deposits driven by lower interest rates paid on deposit accounts.

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

Current Environment.  The global economy and markets are recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and recovery from the U.S. recession has been below historic averages. Global inflation had fallen over the last several years, but is now rising, and a number of central banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries.

In July 2011, the sovereign debt of Portugal and Ireland was downgraded to below investment grade by Moody’s Investors Service (“Moody’s”), the first of the major rating agencies to downgrade the sovereign debt of these countries to below investment grade. Also in July 2011, the Council of the European Union announced a

Portugal and Ireland support program that included the reduction of interest rates on certain sovereign debt of Portugal and Ireland.

In January 2011, Greece’s sovereign debt was downgraded to below investment grade by Fitch Ratings (“Fitch”), the last of the major rating agencies to downgrade Greece’s sovereign debt to below investment grade. In July 2011, the Council of the European Union and the Institute of International Finance, Inc. announced a Greece support program estimated at €109 billion from public financing sources financed by the European Financial Stability Facility, as well as a separate Greece sovereign debt exchange proposal by the private sector. This support program, including the debt exchange proposal, is expected to improve the debt sustainability and refinancing profile of Greece. Private investors that voluntarily participate in the debt exchange proposal, which is expected to apply to Greece’s sovereign debt maturing through 2019, are expected to incur losses on a net present value basis on such securities that mature through 2019. As a result of this expectation, in July 2011, Moody’s downgraded Greece’s sovereign debt to a Ca rating — a rating designation of likely in, or very near, default.

This support program, including the debt exchange proposal, which is expected to apply to Greece’s sovereign debt maturing through 2019, did not impact net income for the second quarter of 2011, as our holdings of Greece sovereign debt were acquired in the Acquisition and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par. The par value and amortized cost of the Company’s holdings in sovereign fixed maturity securities of Greece, was $827 million and $579 million at June 30, 2011, respectively, and $962 million and $682 million at December 31, 2010, respectively. The estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Greece was $419 million and $642 million at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $761 million and $1,562 million prior to considering net purchased credit default swap protection at June 30, 2011 and December 31, 2010, respectively. The notional value of net purchased credit default swap protection on the Europe perimeter region was $220 million and $170 million at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities prior to considering net purchased credit default swap protection represented 1.4% and 3.2% of the Company’s equity at June 30, 2011 and December 31, 2010, respectively, and 0.2% and 0.3% of total cash and invested assets at June 30, 2011 and December 31, 2010, respectively. Despite all Europe perimeter region programs, including the support program and debt exchange proposal announced in July 2011, concerns remain that other European Union member states could experience similar financial troubles. We cannot predict whether the financial markets will continue to stabilize or revive. See “— Industry Trends.”

The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen.

On August 2, 2011, Moody’s confirmed its highest rating on U.S. Treasury securities, following the raising of the statutory debt limit; however, their rating outlook is negative. The Company has been closely evaluating the implications on its investment portfolio of a one-notch downgrade of U.S. Treasury securities and believes its investment portfolio is well positioned. In light of the related market uncertainty, the Company has increased its liquidity position. See “— Risk Factors — Delay by Congress in Raising the Statutory Debt Limit of the United States Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Investment Outlook.  Recovering private equity markets and stabilizing credit and real estate markets during 2010 and the first six months of 2011 had a positive impact on returns and net investment income of real estate joint ventures and funds, which are included within real estate and real estate joint venture portfolios. Although the disruption in the global financial markets has moderated, if there is a resumption of significant disruption, it could adversely impact returns and net investment income on alternative investment classes. Net cash flows arising from our business and our investment portfolio will be reinvested in a prudent manner and according to our ALM discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

Composition of Investment Portfolio and Investment Portfolio Results

The following yield table presents the net investment income, investment portfolio gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the Company’s investment portfolio, as well as net investment income and investment portfolio gains (losses) for the investment portfolio as a whole. The yield table also presents gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities:

	At or For the		At or For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Fixed Maturity Securities:
Yield (1)	4.94%	5.34%	4.93%	5.54%
Investment income (2),(3)	$3,794	$2,939	$7,487	$6,053
Investment gains (losses) (3)	$(105)	$(127)	$(268)	$(193)
Ending carrying value (2),(3)	$342,607	$247,098	$342,607	$247,098
Mortgage Loans:
Yield (1)	5.50%	5.55%	5.52%	5.48%
Investment income (3),(4)	$765	$694	$1,524	$1,366
Investment gains (losses) (3)	$68	$11	$115	$(17)
Ending carrying value (3)	$56,927	$51,070	$56,927	$51,070
Real Estate and Real Estate Joint Ventures:
Yield (1)	4.85%	3.15%	3.85%	0.52%
Investment income	$99	$54	$156	$18
Investment gains (losses)	$47	$(17)	$76	$(39)
Ending carrying value	$8,234	$6,841	$8,234	$6,841
Policy Loans:
Yield (1)	5.41%	6.26%	5.41%	6.66%
Investment income	$160	$157	$320	$333
Ending carrying value	$11,858	$10,047	$11,858	$10,047
Equity Securities:
Yield (1)	6.04%	5.37%	4.70%	4.36%
Investment income	$48	$39	$78	$64
Investment gains (losses)	$(70)	$74	$(34)	$101
Ending carrying value	$3,238	$2,738	$3,238	$2,738
Other Limited Partnership Interests:
Yield (1)	9.90%	11.13%	12.52%	14.93%
Investment income	$159	$161	$402	$426
Investment gains (losses)	$5	$(10)	$8	$(11)
Ending carrying value	$6,453	$5,856	$6,453	$5,856
Cash and Short-Term Investments:
Yield (1)	0.92%	0.36%	0.93%	0.37%
Investment income	$41	$15	$84	$28
Investment gains (losses)	$1	$—	$1	$1
Ending carrying value (3)	$22,026	$20,341	$22,026	$20,341
Other Invested Assets: (5)
Investment income	$165	$166	$177	$320
Investment gains (losses)	$(7)	$17	$(3)	$75
Ending carrying value	$14,900	$15,571	$14,900	$15,571
Total Investments:
Investment income yield (1)	4.96%	5.24%	4.89%	5.39%
Investment fees and expenses yield	(0.13)	(0.13)	(0.13)	(0.14)

Net Investment Income Yield (3)	4.83%	5.11%	4.76%	5.25%

Investment income	$5,231	$4,225	$10,228	$8,608
Investment fees and expenses	(138)	(105)	(266)	(217)

Net Investment Income (3),(6)	$5,093	$4,120	$9,962	$8,391

Ending Carrying Value (3)	$466,243	$359,562	$466,243	$359,562

Gross investment gains (3)	$348	$413	$638	$687
Gross investment losses (3)	(290)	(293)	(533)	(449)
Writedowns	(119)	(172)	(210)	(321)

Investment Portfolio Gains (Losses) (3),(6)	$(61)	$(52)	$(105)	$(83)
Investment portfolio gains (losses) income tax (expense) benefit	23	11	38	19

Investment Portfolio Gains (Losses), Net of Income Tax	$(38)	$(41)	$(67)	$(64)

Derivative Gains (Losses) (6)	$293	$1,322	$(93)	$1,312
Derivative gains (losses) income tax (expense) benefit	(104)	(540)	28	(529)

Derivative Gains (Losses), Net of Income Tax	$189	$782	$(65)	$783

As described in the footnotes below, the yield table reflects certain differences from the presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations, including the exclusion of contractholder-directed unit-linked investments classified within trading and other securities, as the contractholder, not the Company, directs the investment of the funds; and the exclusion of the effects of consolidating certain VIEs that are consolidated securitization entities (“CSEs”). This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), collateral received from counterparties associated with our securities lending program, the effects of consolidating certain VIEs that are treated as CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments. Yields also exclude investment income recognized on mortgage loans and securities held by CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments.

(2)	Fixed maturity securities include $863 million and $2,901 million at estimated fair value of trading and other securities at June 30, 2011 and 2010, respectively. Fixed maturity securities include $16 million and $44 million of investment income related to trading and other securities for the three months and six months ended June 30, 2011, respectively, and ($56) million and $23 million of investment income (loss) related to trading and other securities for the three months and six months ended June 30, 2010, respectively.

(3)	(a) Ending carrying values of fixed maturity securities as presented herein, exclude (i) contractholder-directed unit-linked investments — reported within trading and other securities, of $18,690 million at June 30, 2011, and (ii) securities held by CSEs — reported within trading and other securities, of $147 million and $257 million at June 30, 2011 and 2010, respectively. Effective October 1, 2010, investment income and net investment income, as presented herein, excludes investment income and net investment income on contractholder-directed unit-linked investments — reported within trading and other securities, as shown in footnote (6) to this yield table.

(b) Ending carrying values, investment income, net investment income, and investment gains (losses), as presented herein, exclude the effects of consolidating certain VIEs that are treated as CSEs. The adjustments to investment income, net investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the fair value option (“FVO”). The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the FVO.

	At or For the Three Months Ended June 30, 2011			At or For the Six Months Ended June 30, 2011
		Impact of Excluding	Total - Including all		Impact of Excluding	Total - Including all
	As Reported in the	Trading and Other	Trading and Other	As Reported in the	Trading and Other	Trading and Other
	Yield Table	Securities and CSEs	Securities and CSEs	Yield Table	Securities and CSEs	Securities and CSEs
	(In millions)

Trading and Other Securities:
(included within Fixed Maturity Securities):
Ending carrying value	$863	$18,837	$19,700	$863	$18,837	$19,700
Investment income	$16	$(32)	$(16)	$44	$388	$432
Investment gains (losses)	$—	$(15)	$(15)	$—	$(8)	$(8)
Mortgage Loans:
Ending carrying value	$56,927	$6,697	$63,624	$56,927	$6,697	$63,624
Investment income	$765	$96	$861	$1,524	$191	$1,715
Investment gains (losses)	$68	$(1)	$67	$115	$17	$132
Cash and Short-Term Investments:
Ending carrying value	$22,026	$21	$22,047	$22,026	$21	$22,047
Total Investments:
Ending carrying value	$466,243	$25,555	$491,798	$466,243	$25,555	$491,798

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments on freestanding derivatives included in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements. As yield is not considered a meaningful measure of performance for other invested assets, it has been excluded from the yield table.

(6)	Net investment income, investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), and interest credited to policyholder account balances (“PABs”) and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Net investment income — in the above yield table	$5,093	$4,120	$9,962	$8,391
Real estate discontinued operations — deduct from net investment income	—	(4)	(2)	(7)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from net investment income, add to net derivative gains (losses)	(55)	(61)	(94)	(110)
Equity method operating joint ventures — add to net investment income, deduct from net derivative gains (losses)	—	(97)	(23)	(102)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	(32)	—	387	—
Incremental net investment income from CSEs — add to net investment income	92	103	184	209

Net investment income — GAAP consolidated statements of operations	$5,098	$4,061	$10,414	$8,381

Investment portfolio gains (losses) — in the above yield table	$(61)	$(52)	$(105)	$(83)
Real estate discontinued operations — deduct from net investment gains (losses)	(43)	(10)	(71)	(10)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	(16)	(2)	9	8
Other gains (losses) — add to net investment gains (losses)	(35)	50	(87)	103

Net investment gains (losses) — GAAP consolidated statements of operations	$(155)	$(14)	$(254)	$18

Derivative gains (losses) — in the above yield table	$293	$1,322	$(93)	$1,312
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from net investment income	55	61	94	110
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to PABs	8	1	16	(2)
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	(4)	—	(3)	—
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	97	23	102

Net derivative gains (losses) — GAAP consolidated statements of operations	$352	$1,481	$37	$1,522

See “— Results of Operations — Three Months Ended June 30, 2011 compared with the Three Months Ended June 30, 2010 — Consolidated Results” and “— Results of Operations — Six Months Ended June 30, 2011 compared with the Six Months Ended June 30, 2010 — Consolidated Results” for analyses of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $341.7 billion and $324.8 billion at estimated fair value, at June 30, 2011 and December 31, 2010, respectively, or 69% of total cash and invested assets at both June 30, 2011 and December 31, 2010. Publicly-traded fixed maturity securities represented $297.4 billion and $284.0 billion of total fixed maturity securities at estimated fair value, at June 30, 2011 and December 31, 2010, respectively, or 87% of total fixed maturity securities at estimated fair value, at both June 30, 2011 and December 31, 2010. Privately placed fixed maturity securities represented $44.3 billion and $40.8 billion at estimated fair value, at June 30, 2011 and December 31, 2010, respectively, or 13% of total fixed maturity securities at estimated fair value, at both June 30, 2011 and December 31, 2010.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.2 billion and $3.6 billion, or 0.7% and 0.8%, of total cash and invested assets at estimated fair value, at June 30, 2011 and December 31, 2010, respectively. Publicly-traded equity securities represented $1.9 billion and $2.3 billion, or 59% and 64%, of total equity securities at estimated fair value, at June 30, 2011 and December 31, 2010, respectively. Privately-held equity securities represented $1.3 billion of total equity securities at estimated fair value, at both June 30, 2011 and December 31, 2010, or 41% and 36%, of total equity securities at estimated fair value, at June 30, 2011 and December 31, 2010, respectively.

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

Fair Value Hierarchy.  Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	June 30, 2011
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$19,894	5.8%	$685	21.2%

Level 2:
Independent pricing source	267,755	78.3	603	18.6
Internal matrix pricing or discounted cash flow techniques	34,436	10.1	991	30.6

Significant other observable inputs	302,191	88.4	1,594	49.2

Level 3:
Independent pricing source	9,266	2.7	759	23.4
Internal matrix pricing or discounted cash flow techniques	8,392	2.5	179	5.5
Independent broker quotations	2,001	0.6	21	0.7

Significant unobservable inputs	19,659	5.8	959	29.6

Total estimated fair value	$341,744	100.0%	$3,238	100.0%

	June 30, 2011
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$89,926	$6,871	$96,797
Foreign corporate securities	—	64,694	5,844	70,538
Foreign government securities	82	46,003	3,161	49,246
Residential mortgage-backed securities (“RMBS”)	—	43,116	434	43,550
U.S. Treasury and agency securities	19,812	15,727	26	35,565
Commercial mortgage-backed securities (“CMBS”)	—	18,737	781	19,518
Asset-backed securities (“ABS”)	—	12,406	2,451	14,857
State and political subdivision securities	—	11,580	89	11,669
Other fixed maturity securities	—	2	2	4

Total fixed maturity securities	$19,894	$302,191	$19,659	$341,744

Equity Securities:
Common stock	$685	$1,100	$305	$2,090
Non-redeemable preferred stock	—	494	654	1,148

Total equity securities	$685	$1,594	$959	$3,238

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2011 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (89%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, foreign government securities and ABS.

•	Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan (“Alt-A”) RMBS and less liquid prime RMBS, certain below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended June 30, 2011, Level 3 fixed maturity securities decreased by $1,616 million, or 8%. The decrease was driven by transfers out of Level 3, partially offset by net purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss). See analysis of transfers into and/or out of Level 3 below. Net purchases in excess of sales of fixed maturity securities were concentrated in foreign and U.S. corporate securities. The increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in U.S. and foreign corporate securities due to improving market conditions including an improvement in liquidity and a decrease in interest rates.

•	During the six months ended June 30, 2011, Level 3 fixed maturity securities decreased by $3,057 million, or 13%. The decrease was driven by transfers out of Level 3, partially offset by an increase in estimated fair value recognized in other comprehensive income (loss) and net purchases in excess of sales. See analysis of transfers into and/or out of Level 3 below. The increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in foreign and U.S. corporate securities and ABS, and net purchases in excess of sales of fixed maturity securities were concentrated in foreign and U.S. corporate securities and foreign government securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30, 2011		June 30, 2011
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions)

Balance, beginning of period	$21,275	$1,305	$22,716	$1,173
Total realized/unrealized gains (losses) included in:
Earnings	(15)	(67)	35	(65)
Other comprehensive income (loss)	134	79	547	88
Purchases	2,540	29	3,517	70
Sales	(1,821)	(307)	(3,215)	(314)
Transfers into Level 3	756	2	653	12
Transfers out of Level 3	(3,210)	(82)	(4,594)	(5)

Balance, end of period	$19,659	$959	$19,659	$959

An analysis of transfers into and/or out of Level 3 for the three months and six months ended June 30, 2011 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out for the same period are excluded from the rollforward.

•	Total gains (losses) for fixed maturity securities included in earnings of less than $1 million and ($1) million, and other comprehensive income (loss) of $10 million and $5 million, were incurred on these securities subsequent to their transfer into Level 3, for the three months and six months ended June 30, 2011, respectively.

•	Net transfers into and/or out of Level 3 for fixed maturity securities were ($2,454) million and ($3,941) million, and were comprised of transfers into Level 3 of $756 million and $653 million, and transfers out of Level 3 of ($3,210) million and ($4,594) million for the three months and six months ended June 30, 2011, respectively.

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and six months ended June 30, 2011 are summarized below:

•	During the three months and six months ended June 30, 2011, fixed maturity securities transfers into Level 3 of $756 million and $653 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain RMBS, foreign government securities and ABS.

•	During the three months and six months ended June 30, 2011, fixed maturity securities transfers out of Level 3 of ($3,210) million and ($4,594) million, respectively, resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain ABS, RMBS, U.S. and foreign corporate securities.

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

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no rating is available from the NAIC, then as permitted by the NAIC, an internally developed rating is used. The NAIC ratings are generally similar to the credit quality designations of the Nationally Recognized Statistical Ratings Organizations (“NRSROs”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC ratings 1 and 2 include fixed maturity securities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s or rated “BBB” or better by S&P and Fitch) by such rating organizations. NAIC ratings 3 through 6 include fixed maturity securities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch) by such rating organizations.

The NAIC adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. The Company applies the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that file NAIC statutory financial statements.

The three tables below present fixed maturity securities based on rating agency designations and equivalent designations of the NAIC, with the exception of certain structured securities described above. These structured securities are presented based on final ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		June 30, 2011			December 31, 2010
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$232,136	$239,320	70.0%	$226,639	$231,198	71.2%
2	Baa	72,007	76,483	22.4	65,412	68,729	21.2
3	Ba	15,561	15,337	4.5	15,331	15,290	4.7
4	B	8,923	8,585	2.5	8,742	8,308	2.6
5	Caa and lower	1,334	1,121	0.3	1,340	1,142	0.3
6	In or near default	942	898	0.3	153	130	—

	Total fixed maturity securities	$330,903	$341,744	100.0%	$317,617	$324,797	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at June 30, 2011 and December 31, 2010:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at June 30, 2011
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$47,015	$37,166	$8,236	$4,009	$370	$1	$96,797
Foreign corporate securities	38,501	27,242	3,185	1,470	135	5	70,538
Foreign government securities	37,843	8,638	1,259	1,497	9	—	49,246
RMBS (1)	37,484	1,287	2,219	1,306	389	865	43,550
U.S. Treasury and agency securities	35,565	—	—	—	—	—	35,565
CMBS (1)	18,365	713	243	168	17	12	19,518
ABS (1)	13,683	680	158	128	193	15	14,857
State and political subdivision securities	10,862	757	37	5	8	—	11,669
Other fixed maturity securities	2	—	—	2	—	—	4

Total fixed maturity securities	$239,320	$76,483	$15,337	$8,585	$1,121	$898	$341,744

Percentage of total	70.0%	22.4%	4.5%	2.5%	0.3%	0.3%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2010
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$46,035	$34,259	$7,633	$3,452	$353	$40	$91,772
Foreign corporate securities	39,430	24,352	2,474	1,454	169	9	67,888
Foreign government securities	31,559	7,184	2,179	1,080	—	—	42,002
RMBS (1)	38,984	1,109	2,271	1,993	331	45	44,733
U.S. Treasury and agency securities	33,304	—	—	—	—	—	33,304
CMBS (1)	19,385	665	363	205	56	1	20,675
ABS (1)	13,133	435	338	120	226	35	14,287
State and political subdivision securities	9,368	722	32	—	7	—	10,129
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$231,198	$68,729	$15,290	$8,308	$1,142	$130	$324,797

Percentage of total	71.2%	21.2%	4.7%	2.6%	0.3%	—%	100.0%

(1) Presented using the final rating from revised NAIC rating methodologies.

Fixed Maturity and Equity Securities Available-for-Sale.  See “Investments — Fixed Maturity and Equity Securities Available-for-Sale” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	Fixed maturity and equity securities on a sector basis and the related cost or amortized cost, gross unrealized gains and losses, including noncredit loss component of OTTI loss, and estimated fair value of such securities at June 30, 2011 and December 31, 2010.

•	Estimated fair value and unrealized gains (losses) on below investment grade or non-rated, non-income producing, fixed maturity securities at June 30, 2011 and December 31, 2010.

•	Government and agency securities holdings in excess of 10% of the Company’s equity.

•	U.S. and foreign corporate fixed maturity securities — the composition by industry and sector and related concentrations of credit risk at June 30, 2011 and December 31, 2010.

Structured Securities.  The following table presents information about structured securities at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

RMBS	$43,550	55.9%	$44,733	56.1%
CMBS	19,518	25.0	20,675	26.0
ABS	14,857	19.1	14,287	17.9

Total structured securities	$77,925	100.0%	$79,695	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$34,105	78.3%	$36,085	80.7%
RMBS rated NAIC 1	$37,484	86.1%	$38,984	87.1%
CMBS rated Aaa/AAA	$16,160	82.8%	$16,901	81.7%
CMBS rated NAIC 1	$18,365	94.1%	$19,385	93.7%
ABS rated Aaa/AAA	$9,809	66.0%	$10,411	72.9%
ABS rated NAIC 1	$13,683	92.1%	$13,133	91.9%

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS, Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS and Concentrations of Credit Risk (Fixed Maturity Securities) — ABS” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables and information about the Company’s structured securities holdings at June 30, 2011 and December 31, 2010, including:

•	RMBS holdings by security type and risk profile at June 30, 2011 and December 31, 2010.

•	Alt-A RMBS holdings by vintage year and selected other information at June 30, 2011 and December 31, 2010.

•	CMBS holdings by rating agency designation and by vintage year as well as NAIC rating at June 30, 2011 and December 31, 2010.

•	ABS holdings by collateral type and selected other information at June 30, 2011 and December 31, 2010.

RMBS.  The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at June 30, 2011 and December 31, 2010, as presented above. The majority of the agency RMBS held by the Company were guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS includes prime and Alt-A RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC Alt-A RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization. The Company’s holdings are in senior tranches with significant credit enhancement.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At June 30, 2011 and December 31, 2010, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 70% and 85% at June 30, 2011 and December 31, 2010, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as a result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, commencing in the second quarter 2010 and through the second quarter of 2011, market conditions improved causing our portfolio to be in a net unrealized gain position of 4% of amortized cost at June 30, 2011.

The Company had no exposure to CMBS index securities at June 30, 2011 or December 31, 2010. The Company’s holdings of commercial real estate collateralized debt obligations securities were $132 million and $138 million at estimated fair value at June 30, 2011 and December 31, 2010, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 27% and 26% at June 30, 2011 and December 31, 2010, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS holdings are diversified both by collateral type and by issuer. The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $1,065 million and $1,119 million and unrealized losses of $284 million and $317 million at June 30, 2011 and December 31, 2010, respectively. Approximately 27% of this portfolio was rated Aa or better, of which 73% was in vintage year 2005 and prior at June 30, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. All of the $1,065 million and $1,119 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at June 30, 2011 and December 31, 2010, respectively. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime mortgage loans have led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels. However, in the six months ended June 30, 2011, market conditions improved, credit spreads narrowed on mortgage-backed and asset-backed securities and unrealized losses on ABS backed by sub-prime mortgage loans decreased from 22% to 21% of amortized cost from December 31, 2010 to June 30, 2011.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at June 30, 2011 and December 31, 2010.

Evaluation of Fixed Maturity Securities and Equity Securities Available-for-Sale for Other-Than-Temporary Impairment

See the following sections within “Investments” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities available-for-sale for other-than-temporary impairment (“OTTI”):

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

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

See “Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present:

•	The components of net investment gains (losses) for the three months and six months ended June 30, 2011 and 2010.

•	Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) for the three months and six months ended June 30, 2011 and 2010.

•	Fixed maturity security OTTI losses recognized in earnings by sector and by industry within the U.S. and foreign corporate securities sector for the three months and six months ended June 30, 2011 and 2010.

•	Equity security OTTI losses recognized in earnings by sector and industry for the three months and six months ended June 30, 2011 and 2010.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $170 million and $299 million for the three months and six months ended June 30, 2011, respectively, and $147 million and $240 million for the three months and six months ended June 30, 2010, respectively. Impairments of fixed maturity securities were $123 million and $246 million for the three months and six months ended June 30, 2011, respectively, and $146 million and $238 million for the three months and six months ended June 30, 2010, respectively. Impairments of equity securities were $47 million and $53 million for the three months and six months ended June 30, 2011, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2010, respectively.

The Company’s credit-related impairments of fixed maturity securities were $70 million and $113 million for the three months and six months ended June 30, 2011, respectively, and $146 million and $232 million for the three months and six months ended June 30, 2010, respectively.

The Company’s three largest impairments totaled $56 million and $92 million for the three months and six months ended June 30, 2011, respectively, and $57 million and $63 million for the three months and six months ended June 30, 2010, respectively.

The Company records OTTI losses charged to earnings within net investment gains (losses) and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $8.0 billion and $18.4 billion during the three months and six months ended June 30, 2011, respectively, and $3.5 billion and $6.7 billion for the three months and six months ended June 30, 2010, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $266 million and $505 million for the three months and six months ended June 30, 2011, respectively, and $196 million and $337 million for the three months and six months ended June 30, 2010, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended June 30, 2011 compared to the three months ended June 30, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $170 million for the three months ended June 30, 2011 as compared to $147 million in the prior period. An increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on securities the Company intends to sell of $91 million from the continuing diversification of the portfolio. Impairments on fixed maturity and equity securities in the financial services and consumer industries increased $84 million driven by impairments on securities to be sold, while impairments on structured securities decreased $80 million reflecting improved economic fundamentals.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $299 million for the six months ended June 30,

2011 as compared to $240 million in the prior period. An increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on securities the Company intends to sell of $171 million from repositioning the Company’s portfolio to diversify and extend duration. Impairments on foreign government, financial services industry and most corporate sectors within fixed maturity and equity securities increased $155 million driven by impairments on securities to be sold, while impairments on structured securities decreased $109 million reflecting improved economic fundamentals.

Future Impairments.  Future OTTIs will depend primarily on economic fundamentals, issuer performance, changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

See “Investments — Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Income (Loss)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held at June 30, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the three months and six months ended June 30, 2011 and 2010.

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

See “— Investments — Securities Lending” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the following information regarding the Company’s securities lending program:

•	Securities on loan, aging of cash collateral liability, security collateral on deposit from counterparties and the estimated fair value of the reinvestment portfolio at June 30, 2011 and December 31, 2010.

•	Estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2011 and portion consisting of U.S. Treasury and agency securities at June 30, 2011 and composition of the remaining securities on loan and the composition of the reinvestment portfolio at June 30, 2011.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See “Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at June 30, 2011 and December 31, 2010.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to its securities lending program.

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds, and to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). Trading and other securities were $19.7 billion and $18.6 billion, or 4.0% and 3.9% of total cash and invested assets at estimated fair value, at June 30, 2011 and December 31, 2010, respectively. See “Investments — Trading and Other Securities” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables which present information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities at June 30, 2011 and December 31, 2010.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2011
	Trading and Other		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$7,622	39%	$54	100%
Significant other observable inputs (Level 2)	11,399	58	—	—
Significant unobservable inputs (Level 3)	679	3	—	—

Total estimated fair value	$19,700	100%	$54	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2011, is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	(In millions)

Balance, beginning of period	$668	$822
Total realized/unrealized gains (losses) included in earnings	26	62
Purchases	315	326
Sales	(340)	(490)
Transfers into Level 3	35	124
Transfers out of Level 3	(25)	(165)

Balance, end of period	$679	$679

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

See “— Fair Value — Assets and Liabilities Measured at Fair Value — Recurring Fair Value Measurements — Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” in Note 5 of the Notes to the Interim Condensed Consolidated Financial

Statements for further information about the valuation techniques and inputs by level of major classes of invested assets that affect the amounts reported above.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $63.6 billion and $62.3 billion, or 12.9% and 13.1% of total cash and invested assets at June 30, 2011 and December 31, 2010, respectively. See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $60.8 billion and $59.0 billion by portfolio segment at June 30, 2011 and December 31, 2010, respectively, as well as the components of the mortgage loans held-for-sale of $2.8 billion and $3.3 billion at June 30, 2011 and December 31, 2010, respectively. The information presented on mortgage loans herein excludes the effects of consolidating certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents over 70% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both June 30, 2011 and December 31, 2010. The Company diversifies its commercial mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. The tables below present the diversification across geographic regions and property types for commercial mortgage loans held-for-investment at:

	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Region:
South Atlantic	$8,429	21.5%	$8,016	21.2%
Pacific	8,078	20.7	8,974	23.7
Middle Atlantic	7,278	18.6	6,484	17.1
International	4,711	12.1	4,214	11.1
West South Central	3,322	8.5	3,266	8.6
East North Central	3,189	8.2	3,066	8.1
New England	1,758	4.5	1,531	4.1
Mountain	911	2.3	884	2.3
West North Central	650	1.7	666	1.8
East South Central	467	1.2	461	1.2
Other	257	0.7	256	0.8

Total recorded investment	39,050	100.0%	37,818	100.0%

Less: valuation allowances	469		562

Carrying value, net of valuation allowances	$38,581		$37,256

Property Type:
Office	$17,951	46.0%	$16,857	44.6%
Retail	8,901	22.8	9,215	24.3
Apartments	3,755	9.6	3,630	9.6
Hotels	3,135	8.0	3,089	8.2
Industrial	3,046	7.8	2,910	7.7
Other	2,262	5.8	2,117	5.6

Total recorded investment	39,050	100.0%	37,818	100.0%

Less: valuation allowances	469		562

Carrying value, net of valuation allowances	$38,581		$37,256

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

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	June 30, 2011				December 31, 2010
				% of				% of
	Recorded	% of	Valuation	Recorded	Recorded	% of	Valuation	Recorded
	Investment	Total	Allowance	Investment	Investment	Total	Allowance	Investment
			(In millions)

Commercial:
Performing	$38,710	99.1%	$441	1.1%	$37,487	99.1%	$528	1.4%
Restructured (1)	156	0.4	8	5.1%	93	0.2	6	6.5%
Potentially delinquent	23	0.1	15	65.2%	180	0.5	28	15.6%
Delinquent or under foreclosure	161	0.4	5	3.1%	58	0.2	—	—%

Total	$39,050	100.0%	$469	1.2%	$37,818	100.0%	$562	1.5%

Agricultural (2):
Performing	$12,732	98.1%	$41	0.3%	$12,486	97.9%	$35	0.3%
Restructured (3)	50	0.4	9	18.0%	33	0.3	8	24.2%
Potentially delinquent	37	0.3	—	—%	62	0.5	11	17.7%
Delinquent or under foreclosure(3)	162	1.2	29	17.9%	170	1.3	34	20.0%

Total	$12,981	100.0%	$79	0.6%	$12,751	100.0%	$88	0.7%

Residential (4):
Performing	$2,615	98.4%	$17	0.7%	$2,145	96.1%	$12	0.6%
Restructured (5)	3	0.1	—	—%	4	0.2	—	—%
Potentially delinquent	4	0.2	—	—%	4	0.2	—	—%
Delinquent or under foreclosure (5)	35	1.3	1	2.9%	78	3.5	2	2.6%

Total	$2,657	100.0%	$18	0.7%	$2,231	100.0%	$14	0.6%

(1)	As of June 30, 2011 and December 31, 2010, restructured commercial mortgage loans were comprised of seven and five restructured loans, respectively, all of which were performing.

(2)	Of the $13.0 billion of agricultural mortgage loans outstanding at June 30, 2011, 51% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)	As of June 30, 2011 and December 31, 2010, restructured agricultural mortgage loans were comprised of eleven and five restructured loans, respectively, all of which were performing. Additionally, as of December 31, 2010, delinquent or under foreclosure agricultural mortgage loans included two restructured loans with a recorded investment of $29 million, which were not performing.

(4)	Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans, and to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

(5)	As of June 30, 2011, restructured residential mortgage loans were comprised of eleven restructured loans, all of which were performing. Additionally, as of June 30, 2011, delinquent or under foreclosure residential mortgage loans included two previously restructured loans with a recorded investment of less than $1 million, which were not performing. As of December 31, 2010, restructured residential mortgage loans were comprised of twelve previously restructured loans, all of which were performing.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 64% and 66% at June 30, 2011 and December 31, 2010, respectively, and the average debt service coverage ratio was 2.3x at June 30, 2011 as compared to 2.4x at December 31, 2010. For agricultural mortgage loans, the average loan-to-value ratio was 48% and 49% at June 30, 2011 and December 31, 2010, respectively. The values utilized in calculating the debt service coverage and loan-to-value ratios are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter as part of the periodic quality rating process and evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $153 million at June 30, 2011, and the majority of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $429 million and $389 million at June 30, 2011 and December 31, 2010, respectively.

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

The Company also establishes valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook, as well as other relevant factors.

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

See “Investments — Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the activity in the Company’s valuation allowances, by portfolio segment, for the three months and six months ended June 30, 2011 and for the three months and six months ended June 30, 2010; and for tables that present the Company’s valuation allowances, by type of credit loss, by portfolio segment, at June 30, 2011 and December 31, 2010.

The Company held $229 million and $197 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $182 million and $164 million related to impaired mortgage loans held-for-investment and $47 million and $33 million to certain mortgage loans held-for-sale, at June 30, 2011 and December 31, 2010, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans were net impairment gains (losses) of $8 million and $16 million for the three months and six months ended June 30, 2011, respectively, and $8 million and ($16) million for the three months and six months ended June 30, 2010, respectively.

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	June 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Traditional	$5,702	69.2%	$5,106	63.6%
Real estate joint ventures and funds	2,356	28.6	2,707	33.7

Real estate and real estate joint ventures	8,058	97.8	7,813	97.3
Foreclosed (commercial, agricultural and residential)	169	2.1	152	1.9

Real estate held-for-investment	8,227	99.9	7,965	99.2
Real estate held-for-sale	7	0.1	65	0.8

Total real estate and real estate joint ventures	$8,234	100.0%	$8,030	100.0%

See also “Real Estate and Real Estate Joint Ventures” in Note 3 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $7.3 billion and $6.6 billion at June 30, 2011 and December 31, 2010, respectively.

Impairments of real estate and real estate joint ventures were $1 million for both the three months and six months ended June 30, 2011, respectively, and $26 million and $47 million for the three months and six months ended June 30, 2010, respectively. There were no impairments of cost basis real estate joint ventures for the three months and six months ended June 30, 2011, and $4 million and $25 million of such impairments for the three months and six months ended June 30, 2010, respectively, and such impairments were recognized in net investment gains (losses) for all periods. There were no impairments recognized on real estate held-for-sale for the three months and six months ended June 30, 2011 or 2010. The estimated fair value of the impaired cost basis real estate joint ventures after these impairments was $8 million at June 30, 2010. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the U.S. and overseas) was $6.5 billion and $6.4 billion, which included $1.2 billion and $1.0 billion of hedge funds, at June 30, 2011 and December 31, 2010, respectively. Impairments to estimated fair value for such other limited partnership interests of $3 million and $8 million for the three months ended June 30, 2011 and 2010, respectively, and $3 million and $8 million for the six months ended June 30, 2011 and 2010, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $10 million and $17 million at June 30, 2011 and 2010, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	June 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive estimated fair values	$7,693	51.6%	$7,777	50.4%
Leveraged leases, net of non-recourse debt	2,219	14.9	2,191	14.2
Tax credit partnerships	1,001	6.7	976	6.3
MSRs	964	6.5	950	6.2
Funds withheld	557	3.7	551	3.6
Joint venture investments	208	1.4	694	4.5
Other	2,258	15.2	2,291	14.8

Total	$14,900	100.0%	$15,430	100.0%

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values.

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $12.4 billion and $9.4 billion, or 2.5% and 2.0% of total cash and invested assets, at June 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less at the time of purchase were $4.9 billion and $9.6 billion, or 1.0% and 2.0% of total cash and invested assets, at June 30, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at June 30, 2011 and December 31, 2010.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at June 30, 2011 and December 31, 2010.

•	The notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at June 30, 2011 and December 31, 2010.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2011 and 2010.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2011
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$73	1%	$153	4%
Significant other observable inputs (Level 2)	7,233	94	3,360	88
Significant unobservable inputs (Level 3)	387	5	308	8

Total estimated fair value	$7,693	100%	$3,821	100%

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

Derivatives categorized as Level 3 at June 30, 2011 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; credit default swaps based upon baskets of credits having unobservable credit correlations, credit default swaps priced through independent broker quotes; implied volatility swaps with unobservable volatility inputs or that are priced via independent broker quotations; equity options with unobservable volatility inputs or that are priced via independent broker quotations; and credit forwards having unobservable repurchase rates.

At June 30, 2011 and December 31, 2010, 3% and 2%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2011 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	(In millions)

Balance, beginning of period	$(23)	$173
Total realized/unrealized gains (losses) included in:
Earnings	(15)	(94)
Other comprehensive income (loss)	25	9
Purchases, sales, issuances and settlements	83	99
Transfer into and/or out of Level 3	9	(108)

Balance, end of period	$79	$79

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2011
	Net Embedded Derivatives Within
	Asset Host
	Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	2	1	15	1
Significant unobservable inputs (Level 3)	196	99	2,270	99

Total estimated fair value	$198	100%	$2,285	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	(In millions)

Balance, beginning of period	$(1,538)	$(2,438)
Total realized/unrealized gains (losses) included in:
Earnings	(373)	584
Other comprehensive income (loss)	(50)	(2)
Purchases, sales, issuances and settlements	(113)	(218)
Transfer into and/or out of Level 3	—	—

Balance, end of period	$(2,074)	$(2,074)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $108 million and $34 million for the three months and six months ended June 30, 2011, respectively, and $776 million and $690 million for the three months and six months ended June 30, 2010, respectively. The net derivative gains (losses) for the three months and six months ended June 30, 2010 included ($955) million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2010 Annual Report.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Embedded Derivatives” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains unsecured credit facilities, committed facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities,” for further descriptions of such arrangements.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $22 million at June 30, 2011. There was no non-cash collateral for securities lending on deposit from customers at December 31, 2010.

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

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and recovery from the U.S. recession has been below historic averages. Global inflation had fallen over the last several years, but is now rising, and a number of central banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. The delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends,” “— Investments — Current Environment” and “Risk Factors — The Delay by Congress in Raising the Statutory Debt Limit of the United States Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.” The following discussion supplements the discussion in the 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash and cash equivalents, short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities, and cash collateral received from counterparties in connection with derivative instruments) was $16.6 billion and $17.6 billion at June 30, 2011 and December 31, 2010, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. See “ — Investments — Current Environment.”

The Company

Capital

The Company’s capital position is managed to maintain its financial strength and credit ratings and is supported by its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet its operating and growth needs.

The Company raised new capital from its debt issuances during the difficult market conditions prevailing since the second half of 2008, as well as during the rebound and recovery periods beginning in the second quarter of 2009 and continuing into 2010. The increase in credit spreads experienced during the crisis resulted in an increase in the cost of capital, as well as increases in facility fees. Most recently, as a result of reductions in interest rates and credit spreads, the Company’s interest expense and dividends on floating rate securities have been lower.

Despite the still unsettled financial markets, the Company also raised new capital from successful offerings of the Holding Company’s common stock in August 2010 and on March 8, 2011. The August 2010 offering provided financing for the Acquisition and the March 2011 offering provided financing for the repurchase from AM Holdings of the Holding Company’s Convertible Preferred Stock that was issued in connection with the Acquisition. See “— The Company — Liquidity and Capital Sources — Convertible Preferred Stock” and “— Common Stock.”

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

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Six Months
	Ended
	June 30,
	2011	2010
	(In millions)

Sources:
Net cash provided by operating activities	$6,793	$3,928
Net cash provided by changes in policyholder account balances	3,829	1,823
Net cash provided by changes in payables for collateral under securities loaned and other transactions	2,807	5,576
Long-term debt issued, net of issuance costs	1,220	677
Cash received in connection with collateral financing arrangements	100	—
Common stock issued, net of issuance costs	2,950	—
Stock options exercised	73	26
Cash provided by the effect of change in foreign currency exchange rates	146	—

Total sources	17,918	12,030

Uses:
Net cash used in investing activities	16,898	10,120
Net cash used for changes in bank deposits	341	497
Net cash used for short-term debt repayments	204	33
Long-term debt repaid	715	511
Redemption of convertible preferred stock	2,805	—
Preferred stock redemption premium	146	—
Dividends on preferred stock	61	61
Net cash used in other, net	121	139
Cash used in the effect of change in foreign currency exchange rates	—	79

Total uses	21,291	11,440

Net increase (decrease) in cash and cash equivalents	$(3,373)	$590

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At June 30, 2011 and December 31, 2010, the Company had $254.4 billion and $245.7 billion, respectively, in liquid assets. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities. MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both June 30, 2011 and December 31, 2010, MetLife Funding had a tangible net worth of $12 million. At both June 30, 2011 and December 31, 2010, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $102 million.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both June 30, 2011 and December 31, 2010, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under this facility.

•	MetLife Bank has a cash need to fund residential mortgage loans that it originates and generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. The outstanding volume of residential mortgage originations varies from month to month and is cyclical within a month. To meet the variable funding requirements from this mortgage activity, as well as to increase overall liquidity from time to time, MetLife Bank takes advantage of short-term collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). MetLife Bank has entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. MetLife Bank has received advances from the FHLB of NY on both short-term and long-term bases, with a total liability of $4.5 billion and $3.8 billion at June 30, 2011 and December 31, 2010, respectively.

•	The Company also had obligations under funding agreements with the FHLB of NY of $12.0 billion and $12.6 billion at June 30, 2011 and December 31, 2010, respectively, for MLIC, and with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $400 million and $100 million at June 30, 2011 and December 31, 2010, respectively, for MetLife Insurance Company of Connecticut (“MICC”). See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. In September 2010, MetLife Investors Insurance Company (“MLIIC”) and General American Life Insurance Company (“GALIC”), subsidiaries of MetLife, Inc., each became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), and each purchased $10 million of FHLB of Des Moines common stock. Membership in the FHLB of Des Moines provides an additional source of contingent liquidity for the Company. The Company had obligations under funding agreements with the FHLB of Des Moines of

$175 million for MLIIC and $425 million for GALIC at June 30, 2011. There were no funding agreements with the FHLB of Des Moines at December 31, 2010.

•	The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. At June 30, 2011 and December 31, 2010, funding agreements outstanding, which are included in policyholder account balances, were $29.0 billion and $27.2 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

•	MLIC and MICC have each issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such SPEs was $2.8 billion at both June 30, 2011 and December 31, 2010, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with carrying values of $3.2 billion at both June 30, 2011 and December 31, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	June 30, 2011	December 31, 2010
	(In millions)

Short-term debt	$102	$306
Long-term debt (1)	$21,722	$20,766
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,192	$3,191

(1)	Excludes $6,547 million and $6,820 million at June 30, 2011 and December 31, 2010, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings.  During the six months ended June 30, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $1,205 million and $678 million, respectively, from the FHLB of NY. During the six months ended June 30, 2011 and 2010, MetLife Bank received advances related to short-term borrowings totaling $5.4 billion and $2.3 billion, respectively, from the FHLB of NY. No advances were received from the Federal Reserve Bank of New York or the FHLB of Boston related to short-term borrowings during the six months ended June 30, 2011 and 2010.

Collateral Financing Arrangements.  On June 1, 2011, the Holding Company received $100 million from an unaffiliated financial institution related to an increase in the estimated fair value of the surplus note issued by MetLife Reinsurance Company of Charleston pursuant to a collateral financing arrangement. See Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a further description of this collateral financing arrangement.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.8 billion, respectively, at June 30, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2011, the Company had outstanding $1.5 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $2.5 billion at June 30, 2011.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At June 30, 2011, the Company had outstanding $6.1 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.9 billion at June 30, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc. (“MoRe”), a captive reinsurance subsidiary. Under this facility, one letter of credit of $305 million was outstanding at June 30, 2011. Both this letter of credit and the facility were canceled on July 1, 2011.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at June 30, 2011 and December 31, 2010.

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

Common Stock.  On March 8, 2011, the Holding Company issued 68,570,000 new shares of its common stock in a public offering at a price of $43.25 per share for gross proceeds of $3.0 billion. The proceeds were used to repurchase the Convertible Preferred Stock issued to AM Holdings on November 1, 2010 (the “Acquisition Date”) in connection with the Acquisition.

On the Acquisition Date, the Holding Company issued to AM Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share. On March 8, 2011, AM Holdings sold the 78,239,712 shares of common stock in a public offering concurrent with the public offering of common stock by the Holding Company.

During the six months ended June 30, 2011, the Holding Company issued 2,448,223 new shares of common stock for $73 million to satisfy various stock option exercises.

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

Replacement Capital Covenants.  As described in the 2010 Annual Report, the Holding Company entered into replacement capital covenants (each an “RCC”) in connection with and/or relating to prior issuances of certain of the Company’s outstanding debt securities and its Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B (collectively, the “Preferred Stock”). Each RCC is for the benefit of holders of one or more other designated series of the Holding Company’s indebtedness (the “Covered Debt”), which was initially its 5.70% senior notes due 2035 (the “Senior Notes”). As a result of the issuance of the Holding Company’s 10.750% junior subordinated debt securities due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to the Holding Company’s 6.40% junior subordinated debt securities due 2066 and the Preferred Stock. The Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities due 2067, MetLife Capital Trust X’s 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities due 2068, and the 10.750% JSDs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Company — Liquidity and Capital Sources — Preferred Stock” included in the 2010 Annual Report and Note 13 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Liquidity and Capital Uses

Debt Repayments.  During the six months ended June 30, 2011 and 2010, MetLife Bank made repayments of $340 million and $169 million, respectively, to the FHLB of NY related to long-term borrowings. During the six months ended June 30, 2011 and 2010, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $5.5 billion and $2.4 billion, respectively. No repayments were made to the Federal Reserve Bank of New York or the FHLB of Boston related to short-term borrowings during the six months ended June 30, 2011 and 2010.

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

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2011 and 2010, general account surrenders and withdrawals from annuity products were $1.8 billion and $1.7 billion, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at June 30, 2011 there were $1,385 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder of the balance was subject to a notice period of 12 months or greater. An additional $292 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.500% Non-Cumulative Preferred Stock, Series B is as follows for the six months ended June 30, 2011:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 16, 2011	May 31, 2011	June 15, 2011	$0.2555555	$7	$0.4062500	$24
March 7, 2011	February 28, 2011	March 15, 2011	$0.2500000	6	$0.4062500	24

				$13		$48

Residential Mortgage Loans Held-for-Sale.  At June 30, 2011, the Company held $2,805 million in residential mortgage loans held-for-sale, compared with $3,321 million at December 31, 2010, a decrease of $516 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $155 million at June 30, 2011. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $26.6 billion and $24.6 billion at June 30, 2011 and December 31, 2010, respectively. Of these amounts, $3.5 billion and $2.8 billion at June 30, 2011 and December 31, 2010, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2011 was $3.4 billion, of which $2.9 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but the Company discloses the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, the Holding Company and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, if adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Financial and Economic Environment” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2011
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$1,321
American Life Insurance Company	$661
MetLife Insurance Company of Connecticut	$517
Metropolitan Property and Casualty Insurance Company	$—
Metropolitan Tower Life Insurance Company	$80

(1)	Reflects dividend amounts that may be paid during 2011 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2011, some or all of such dividends may require regulatory approval. On April 29, 2011, MLIC paid as a dividend $183 million of such available amount to the Holding Company. No other available amounts were paid by the above subsidiaries to the Holding Company during the six months ended June 30, 2011.

In addition to the amounts presented in the table above, during the six months ended June 30, 2011, the Holding Company received cash of $495 million, of which $46 million represented a dividend and $449 million represented a return of capital.

The dividend capacity of non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the non-U.S. operations, including the Japan branch of American Life, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of the operations of the non-U.S. operations, or for other reasons. Most of the non-U.S. subsidiaries are second tier subsidiaries and are not directly owned by the Holding Company. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow into the Holding Company.

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

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At June 30, 2011 and December 31, 2010, the Holding Company had $3.4 billion and $2.8 billion, respectively, in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At June 30, 2011 and December 31, 2010, the Holding Company had pledged $303 million and $362 million, respectively, of liquid assets under collateral support agreements.

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

Long-term Debt.  The following table summarizes the outstanding long-term debt of the Holding Company at:

	June 30, 2011	December 31, 2010
	(In millions)

Long-term debt — unaffiliated	$16,454	$16,258
Long-term debt — affiliated (1)	$500	$665
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)	Includes $165 million of affiliated senior notes associated with bonds held by ALICO at December 31, 2010. Such bonds were sold to a third party in the second quarter of 2011.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at June 30, 2011 and December 31, 2010.

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

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.

Affiliated Capital Transactions.  During the six months ended June 30, 2011 and 2010, the Holding Company invested an aggregate of $1,098 million and $102 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	June 30, 2011	December 31, 2010
			(In millions)

Metropolitan Life Insurance Company (1)	6-month LIBOR + 1.80%	December 31, 2011	$—	$775
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$500	$1,275

(1)	In April 2011, MLIC repaid in cash the $775 million surplus note issued to the Holding Company in December 2009. The early redemption was approved by the New York Superintendent of Insurance.

Debt Repayments.  The Holding Company intends to either repay all or refinance in whole or in part the debt that is due in December 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Senior Notes” in the 2010 Annual Report.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In June 2011, the Holding Company guaranteed the obligations of its subsidiary, Delaware American Life Insurance Company (“DelAm”), under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life Insurance Company (“American Life”) on behalf of its Japan branch.

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

In March 2011, the Holding Company guaranteed the obligations of its subsidiary, MoRe, under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

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

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Committee of the Company’s Board of Directors; with respect to credit risk, reporting to the Investment Committee of the Company’s Board of Directors; and reporting on various aspects of risk to financial and non-financial senior management committees.

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

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Japanese yen and the Canadian dollar. The principal currencies that create foreign currency risk in the Company’s liabilities are the British pound, the Euro and the Swiss franc. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Mexican peso, the Japanese yen, the Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso, the Polish zloty, the Euro and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2010 Annual Report.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at June 30, 2011. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at June 30, 2011:

June 30, 2011
(In millions)

Non-trading:
Interest rate risk	$5,105
Foreign currency exchange rate risk	$4,485
Equity market risk	$11
Trading:
Interest rate risk	$9
Foreign currency exchange rate risk	$449

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at June 30, 2011 by type of asset or liability:

	June 30, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$341,744	$(5,900)
Equity securities		3,238	—
Trading and other securities		19,700	(11)
Mortgage loans:
Held-for-investment		63,338	(359)
Held-for-sale		2,805	(14)

Mortgage loans, net		66,143	(373)
Policy loans		13,381	(170)
Real estate joint ventures (1)		558	—
Other limited partnership interests (1)		1,651	—
Short-term investments		12,419	(2)
Other invested assets:
Mortgage servicing rights		964	61
Other		1,480	—
Cash and cash equivalents		9,628	(1)
Accrued investment income		4,341	—
Premiums, reinsurance and other receivables		3,314	(204)
Other assets		501	(8)
Net embedded derivatives within asset host contracts (2)		198	(16)
Mortgage loan commitments	$4,362	(20)	(10)
Commitments to fund bank credit facilities, bridge loans and private corporate
bond investments	$2,342	(22)	—

Total Assets			$(6,634)

Liabilities:
Policyholder account balances		$158,635	$807
Payables for collateral under securities loaned and other transactions		30,079	—
Bank deposits		10,078	—
Short-term debt		102	—
Long-term debt		22,962	332
Collateral financing arrangements		4,867	—
Junior subordinated debt securities		3,588	167
Other liabilities:
Trading liabilities		54	2
Other		2,962	—
Net embedded derivatives within liability host contracts (2)		2,285	1,597

Total Liabilities			$2,905

Derivative Instruments:
Interest rate swaps	$69,893	$1,763	$(1,129)
Interest rate floors	$23,866	545	(68)
Interest rate caps	$37,726	189	60
Interest rate futures	$12,770	9	4
Interest rate options	$16,635	137	(101)
Interest rate forwards	$8,637	(94)	(67)
Synthetic GICs	$4,392	—	—
Foreign currency swaps	$17,455	13	5
Foreign currency forwards	$10,038	(4)	24
Currency futures	$525	—	—
Currency options	$2,191	15	—
Credit default swaps	$12,266	65	—
Credit forwards	$121	(1)	—
Equity futures	$6,015	(84)	—
Equity options	$16,330	1,337	(107)
Variance swaps	$18,719	(17)	(6)
Total rate of return swaps	$1,862	(1)	—

Total Derivative Instruments			$(1,385)

Net Change			$(5,114)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $268 million, or 5%, to $5,114 million at June 30, 2011 from $5,382 million at December 31, 2010. The decrease in risk is partially due to a decrease in interest rates across the long end of the swaps and U.S. Treasury curves which decreased risk by $303 million. Additionally, a decrease in premiums, reinsurance and other receivables, and in the use of derivatives employed by the Company and an increase in the net embedded derivatives within liability host contracts decreased risk by $127 million, $31 million and $82 million, respectively. This decrease in risk was partially offset by change in the net assets and liabilities bases of $305 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at June 30, 2011 by type of asset or liability:

	June 30, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$341,744	$(7,670)
Equity securities		3,238	(130)
Trading and other securities		19,700	(449)
Mortgage loans:
Held-for-investment		63,338	(463)
Held-for-sale		2,805	—

Mortgage loans, net		66,143	(463)
Policy loans		13,381	(199)
Other limited partnership interests		1,651	(12)
Short-term investments		12,419	(229)
Other invested assets:
Mortgage servicing rights		964	—
Other		1,480	(119)
Cash and cash equivalents		9,628	(152)
Accrued investment income		4,341	(11)
Premiums, reinsurance and other receivables		3,314	(9)
Other assets		501	(19)

Total Assets			$(9,462)

Liabilities:
Policyholder account balances		$158,635	$3,478
Bank deposits		10,078	—
Long-term debt		22,962	118
Payable for collateral under securities loaned and other transactions		30,079	3
Other liabilities		2,962	28
Net embedded derivatives within liability host contracts (2)		2,285	449

Total Liabilities			$4,076

Derivative Instruments:
Interest rate swaps	$69,893	$1,763	$(11)
Interest rate floors	$23,866	545	—
Interest rate caps	$37,726	189	—
Interest rate futures	$12,770	9	(1)
Interest rate options	$16,635	137	(32)
Interest rate forwards	$8,637	(94)	—
Synthetic GICs	$4,392	—	—
Foreign currency swaps	$17,455	13	650
Foreign currency forwards	$10,038	(4)	8
Currency futures	$525	—	(50)
Currency options	$2,191	15	20
Credit default swaps	$12,266	65	—
Credit forwards	$121	(1)	—
Equity futures	$6,015	(84)	4
Equity options	$16,330	1,337	(135)
Variance swaps	$18,719	(17)	(1)
Total rate of return swaps	$1,862	(1)	—

Total Derivative Instruments			$452

Net Change			$(4,934)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $919 million, or 23%, to $4,934 million at June 30, 2011 from $4,015 million at December 31, 2010. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities) of $1,257 million due to higher net exposures primarily to the British pound, the Euro, the Australian dollar and the Japanese Yen. This was partially offset by an increase in the foreign exposure related to policyholder account balances, to the use of derivatives employed by the Company and to the long-term debt of $223 million, $147 million and $81 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at June 30, 2011 by type of asset or liability:

	June 30, 2011
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,328	$(349)
Other invested assets:
Net embedded derivatives within asset host contracts (2)		198	11

Total Assets			$(338)

Liabilities:
Policyholder account balances		$158,635	$—
Bank deposits		10,078	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		2,285	(544)

Total Liabilities			$(544)

Derivative Instruments:
Interest rate swaps	$69,893	$1,763	$—
Interest rate floors	$23,866	545	—
Interest rate caps	$37,726	189	—
Interest rate futures	$12,770	9	—
Interest rate options	$16,635	137	—
Interest rate forwards	$8,637	(94)	—
Synthetic GICs	$4,392	—	—
Foreign currency swaps	$17,455	13	—
Foreign currency forwards	$10,038	(4)	—
Currency futures	$525	—	—
Currency options	$2,191	15	—
Credit default swaps	$12,266	65	—
Credit forwards	$121	(1)	—
Equity futures	$6,015	(84)	391
Equity options	$16,330	1,337	292
Variance swaps	$18,719	(17)	—
Total rate of return swaps	$1,862	(1)	188

Total Derivative Instruments			$871

Net Change			$(11)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk decreased by $3 million to $11 million at June 30, 2011 from $14 million at December 31, 2010. This change was attributable to numerous insignificant items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and (iii) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the six months ended June 30, 2011 and 2010, MLIC received approximately 2,306 and 2,076 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States (“U.S.”), assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2011.

Regulatory Matters

MetLife Bank Mortgage Servicing Regulatory and Law Enforcement Authorities’ Inquiries.  Since 2008, MetLife, through its affiliate, MetLife Bank, National Association (“MetLife Bank”), has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil money penalties, which the OCC is holding in abeyance. MetLife Bank has also had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices.

These consent decrees as well as the inquiries or investigations referred to above could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. The Company is unable to estimate the reasonably possible loss or range of loss arising from the MetLife Bank regulatory matters. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

Unclaimed Property Inquiries.  More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

Total Control Accounts Litigation

MLIC is a defendant in lawsuits related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits. The lawsuits include claims of breach of contract, breach of a common law fiduciary duty or a quasi-fiduciary duty such as a confidential or special relationship, or breach of a fiduciary duty under the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

Other U.S. Litigation

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (Mich. Cir. Ct., Wayne County, filed June 22, 2011).  This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, and unfair trade practices, based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. The Company has removed the case to federal court based upon complete ERISA preemption of the state law claims and intends to vigorously defend this action.

International Litigation

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. The formal investigation opened by the Milan public prosecutor, into the actions of ALIL employees as well as of employees of ALIL’s major distributor, has been dismissed by the court. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds.

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

The following, together with the information under “Risk Factors” in Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011 and “Risk Factors” in Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2010 Annual Report.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and recovery from the U.S. recession has been below historic averages. Global inflation had fallen over the last several years, but is now rising, and a number of central banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Furthermore, the delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— The Delay by Congress in Rasing the Statutory Debt Limit of the United States Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” for further information about support programs announced in July 2011 and ratings actions.

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

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred policy acquisition costs to accelerate and could increase the level of insurance liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

The Delay by Congress in Raising the Statutory Debt Limit of the United States Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

The delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

Furthermore, if the major rating agencies downgrade the AAA/Aaa ratings of U.S. Treasury securities, the market value of our investments would likely decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. In the event of a downgrade, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” and “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position” in the 2010 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

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

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

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

As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws apply as well. MetLife Bank is principally regulated by the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”).

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	the permissibility of certain activities;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	dividend payments;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	mortgage servicing practices;

•	privacy; and

•	relationships with MetLife, Inc. in its capacity as a bank holding company and potentially with other investors in connection with a change in control of MetLife Bank.

Federal banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank and, thus, could have a material adverse effect on the financial condition and results of operations of MetLife Bank.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by such authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. It is also possible that additional state or federal authorities may pursue similar investigations or make related inquiries. MetLife Bank has also had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices.

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

In addition, Dodd-Frank establishes a new Bureau of Consumer Financial Protection that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the new Bureau has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. The scope of this new standard is currently the matter of some dispute between the Comptroller of the Currency and some state attorneys general. As a result of the new standard, whatever its scope is finally determined to be, the regulatory and compliance burden on MetLife Bank is likely to increase and could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could impact the business and operations of MetLife Bank.

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

As a bank holding company, MetLife, Inc. may be restricted in its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital. The Federal Reserve Board or the Federal Reserve Bank of New York will need to approve our capital plans and any material changes to them in connection with such activities. The ability of MetLife Bank and MetLife, Inc. to pay dividends could also be restricted by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the implementation by the U.S. banking regulators of Basel III. In addition, as required by Dodd-Frank, effective July 21, 2011, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis, as well as their depository institution(s). If we are unable to meet these standards, we could be subject to activity restrictions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends or repurchase common stock. We determine our consolidated risk-based capital ratios, as so defined, as of the end of each calendar quarter. As of June 30, 2011, our total risk-based capital ratio was 9.19% and our Tier 1 risk-based capital ratio was 8.89%. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2010 Annual Report. MetLife, Inc. is exploring the sale of MetLife Bank’s depository business, but plans to continue offering residential mortgage loans through a nonbank entity. This sale, if completed, and the associated relinquishment of MetLife Bank’s charter, would end MetLife, Inc.’s status as a bank holding company.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessments for banks with assets of $10.0 billion or more, which includes MetLife Bank.

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

Our international operations are subject to local laws and regulations, and we expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on us and our foreign operations. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability” and “Business — International Regulation” in the 2010 Annual Report.

Furthermore, the increase in our international operations as a result of the Acquisition may also subject us to increased supervision by the Federal Reserve Board, since the size of a bank holding company’s foreign activities is taken as an indication of the holding company’s complexity. It may also have an effect on the manner in which MetLife, Inc. is required to calculate its risk-based capital.

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

The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers

We will continue to be subject to legal and regulatory actions in the ordinary course of our business, both in the U.S. and internationally. This could result in a challenge of business sold in the past under previously acceptable market practices at the time. Regulators are increasingly interested in the approach that product providers use to select third-party distributors and to monitor the appropriateness of sales made by them. In some cases, product providers can be held responsible for the deficiencies of third-party distributors. In addition, regulators are auditing compliance by life insurers with state unclaimed property laws. See “— Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation.”

As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory inquiries and proposals for legislative and regulatory reforms.

In Asia, where MetLife derives and will continue to derive a significant portion of its income, regulatory regimes are developing at different speeds, driven by a combination of global factors and local considerations. New requirements may be introduced that are retrospectively applied to sales made prior to their introduction.

We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the global economy in general, the performance of the specific obligors, including governments, included in our portfolio and other factors outside our control.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio. If long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses and fixed annuity business may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches.

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009 and changed to a lesser extent in 2010. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. MetLife, Inc. uses derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in public and private equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. In addition, our real estate joint venture development program is subject to risks, including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and levels of valuation allowances.

Our investment portfolio contains investments in government bonds issued by European nations, commonly referred to as “Europe’s perimeter region” and in financial institutions that have significant direct or indirect exposure to debt issued by those nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. These difficulties or concern that they may occur could disrupt the functioning of the financial markets. Our investment portfolio also contains investments in revenue bonds issued under the auspices of U.S. states and municipalities and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “Municipal Bonds”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. There can be no assurance that the financial difficulties of such U.S. states and municipalities would not have an adverse impact on our Municipal Bond portfolio.

Our primary foreign currency exchange risks are described under “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2010 Annual Report. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recovering private equity markets and stabilizing credit and real estate markets during 2010 had a positive impact on returns and net investment income on private equity funds, hedge funds and real estate joint ventures, which are included within other limited partnership interests and real estate and real estate joint venture portfolios. Although volatility in most global financial markets has moderated, if there is a resumption of significant volatility, it could adversely impact returns and net investment income on these alternative investment classes.

Continuing challenges include continued weakness in the U.S. real estate market, investor anxiety over the U.S. and European economies, defaults or declines in the value of sovereign or financial institution debt, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds, sustained high levels of unemployment and the continuing recovery in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. We recognize that a low interest rate environment will adversely affect our earnings, but we do not believe any such impact will be material in 2011.

The sufficiency of our life insurance statutory reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration investments in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions include current Taiwan government bond yield rates increasing approximately 1%

from current levels over the next ten years, lapse rates, mortality and morbidity levels remaining consistent with recent experience, and U.S. dollar-denominated investments making up to 35% of total assets backing life insurance statutory reserves. Current reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, lapse experience and mortality and morbidity levels could lead to a need to strengthen reserves.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in MetLife’s general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate negative VOBA, which increases net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized gains and gross unrealized losses on fixed maturity and equity securities available for sale at June 30, 2011 were $16.4 billion and $5.5 billion, respectively. The portion of the $5.5 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $1.3 billion at June 30, 2011. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

There Can Be No Assurance That Any Incremental Tax Benefit Will Result From the Elections Under Section 338 of the Code

MetLife, Inc. has made Section 338 Elections with respect to ALICO and certain of its subsidiaries, and MetLife, Inc. believes that ALICO and such subsidiaries should have additional amortizable basis in their assets for U.S. tax purposes as a result of such elections. No assurance can be given, however, as to the incremental tax benefit, if any, that will result from any such elections.

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. For example, with respect to derivative transactions with credit ratings downgrade triggers, a one-notch downgrade would have increased our derivative collateral requirements by $93 million at June 30, 2011. Also, at June 30, 2011, $292 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Based on the announcement in February 2010 that MetLife was in discussions to acquire ALICO, in February 2010, S&P and A.M. Best placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “under review with negative implications,” respectively. Also in connection with the announcement, in March 2010, Moody’s changed the ratings outlook of MetLife, Inc. and its subsidiaries from “stable” to “negative” outlook. Upon completion of the public financing transactions related to the Acquisition, in August 2010, S&P affirmed the ratings of MetLife, Inc. and subsidiaries with a “negative” outlook, and removed them from “CreditWatch.” On November 1, 2010, upon closing of the Acquisition, S&P changed the rating outlook of American Life to “positive” from “negative” and affirmed its financial strength rating; the ratings of MetLife, Inc. and its other subsidiaries were unaffected by this ratings action. Also on November 1, 2010, Fitch Ratings upgraded by one notch (and changed the rating outlook from “Rating Watch Positive” to “stable”) the financial strength rating of American Life and affirmed all existing ratings for MetLife, Inc. and its other subsidiaries. On November 4, 2010, A.M. Best upgraded by one notch the financial strength rating of American Life and changed the rating outlook from “under review with positive implications” to “negative.” A.M. Best also changed the outlook for MetLife, Inc. and certain of its other subsidiaries to “negative” from “under review with negative implications.” Effective as of January in 2011, MetLife withdrew the American Life financial strength ratings by A.M. Best and Fitch Ratings as once it became a subsidiary of MetLife it was not deemed necessary to maintain stand-alone ratings.

On July 1, 2010, Moody’s published revised guidance called “Revisions to Moody’s Hybrid Tool Kit” (the “Guidance”) for assigning equity credit to so-called hybrid securities, i.e., securities with both debt and equity characteristics (“Hybrids”). Moody’s evaluates Hybrids using certain specified criteria and then places each such security into a “basket,” with a specific percentage of debt and equity being associated with each basket, which is then used to adjust full sets of financial statements for purposes of, among other things, calculating the issuing company’s financial leverage. Under the Guidance, Hybrids are one element that Moody’s considers within the context of an issuer’s overall credit profile. As of June 30, 2011, we have approximately $8.3 billion of Hybrids outstanding, which includes approximately $6.2 billion of debt securities and $2.1 billion of equity securities. Application of the Guidance has resulted in Moody’s significantly reducing the amount of equity credit it assigns to these securities, including the common equity units originally issued to AM Holdings in connection with the Acquisition. We do not expect at this time, as a result of the Guidance, that a reduction in Moody’s equity treatment of our Hybrids, including the common equity units, would result in any material negative impact on MetLife, Inc.’s credit rating or the financial strength ratings of its insurance company subsidiaries. However, if we decided to increase our adjusted capital as a result of the application of the Guidance, we may seek to (i) issue (to the extent permissible under Dodd-Frank (see “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth”) additional common equity or higher equity content Hybrids satisfying the Guidance’s revised rating criteria, and/or (ii) redeem, repurchase or restructure existing Hybrids, to the extent permitted by their terms and by the terms of any applicable replacement capital covenants into which MetLife, Inc. has entered. Any sale of additional common equity would have a dilutive effect on our common stockholders.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Large scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments. Our ability to write new business could also be affected. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured property, could increase the severity of claims from catastrophic events in the future.

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

Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to manage our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornados, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes.

Hurricanes and earthquakes are of particular note for our homeowners coverages. Areas of major hurricane exposure include coastal sections of the northeastern U.S. (including lower New York, Connecticut, Rhode Island and Massachusetts), the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas) and Florida. We also have some earthquake exposure, primarily along the New Madrid fault line in the central U.S. and in the Pacific Northwest.

Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — International Regulation” in the 2010 Annual Report.

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

Our ability to manage this risk and the profitability of our property and casualty and life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “Risk Factors — Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses” in the 2010 Annual Report.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2011.

MLIC and its affiliates are currently defendants in numerous lawsuits including class actions and individual suits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

In addition, MLIC is a defendant in a large number of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year. The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that our total exposure to asbestos claims may be materially greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in the particular quarterly or annual periods in which they are recorded.

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

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained-asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended June 30, 2011 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

April 1 — April 30, 2011	2,729	$46.10	—	$1,260,735,127
May 1 — May 31, 2011	1,188	$44.63	—	$1,260,735,127
June 1 — June 30, 2011	11,744	$40.78	—	$1,260,735,127

(1)	During the periods April 1 through April 30, 2011, May 1 through May 31, 2011, and June 1 through June 30, 2011, separate account and other affiliates of the Company purchased 2,729 shares, 1,188 shares and 11,744 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At June 30, 2011, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2011. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory, legal and accounting factors.

Item 6.	Exhibits

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

Exhibit
No.		Description

10.1		Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 5, 2011

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

Exhibit
No.		Description

10.1		Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1