Form 10-Q
period 2011-09-30
METLIFE INC
filed 2011-11-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

At October 31, 2011, 1,057,633,998 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements (at September 30, 2011 (Unaudited) and December 31, 2010 and for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	132
Item 3. Quantitative and Qualitative Disclosures About Market Risk	206
Item 4. Controls and Procedures	214
Part II — Other Information	214
Item 1. Legal Proceedings	214
Item 1A. Risk Factors	217
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	233
Item 6. Exhibits	234
Signatures	235
Exhibit Index	E-1
EX-10.2
EX-10.3
EX-10.4
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the trajectory of the national debt of the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (4) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (5) impact of comprehensive financial services regulation reform on us; (6) exposure to financial and capital market risk; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the impairment of other financial institutions that could adversely affect our investments or business; (13) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (15) the dilutive impact on our stockholders resulting from the issuance of equity securities in connection with the acquisition of ALICO or otherwise; (16) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (17) our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (18) downgrades in our claims paying ability, financial strength or credit ratings; (19) ineffectiveness of risk management policies and procedures; (20) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (21) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (22) catastrophe losses; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (24) unanticipated changes in industry trends;

(25) changes in accounting standards, practices and/or policies; (26) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (27) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (28) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (29) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (30) adverse results or other consequences from litigation, arbitration or regulatory investigations; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (33) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, impair our ability to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to employees; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber-or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	September 30, 2011	December 31, 2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $334,009 and $317,617, respectively; includes $3,265 and $3,330, respectively, relating to variable interest entities)	$353,927	$324,797
Equity securities available-for-sale, at estimated fair value (cost: $3,227 and $3,621, respectively)	3,118	3,602
Trading and other securities, at estimated fair value (includes $415 and $463, respectively, of actively traded securities; and $321 and $387, respectively, relating to variable interest entities)	18,698	18,589
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $529 and $664, respectively; includes $3,277 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	59,209	58,976
Held-for-sale, principally at estimated fair value	3,740	3,321

Mortgage loans, net	62,949	62,297
Policy loans	11,932	11,761
Real estate and real estate joint ventures (includes $12 and $10, respectively, relating to variable interest entities)	8,197	8,030
Other limited partnership interests (includes $319 and $298, respectively, relating to variable interest entities)	6,538	6,416
Short-term investments, principally at estimated fair value	15,913	9,384
Other invested assets, principally at estimated fair value (includes $98 and $104, respectively, relating to variable interest entities)	23,138	15,430

Total investments	504,410	460,306
Cash and cash equivalents, principally at estimated fair value (includes $37 and $69, respectively, relating to variable interest entities)	10,001	12,957
Accrued investment income (includes $17 and $34, respectively, relating to variable interest entities)	4,793	4,328
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	23,137	19,799
Deferred policy acquisition costs and value of business acquired	27,623	27,092
Goodwill	12,006	11,781
Other assets (includes $5 and $6, respectively, relating to variable interest entities)	8,340	8,174
Assets of subsidiaries held-for-sale	3,421	3,331
Separate account assets	191,499	183,138

Total assets	$785,230	$730,906

Liabilities and Equity
Liabilities
Future policy benefits	$182,736	$170,912
Policyholder account balances	217,764	210,757
Other policy-related balances	15,451	15,750
Policyholder dividends payable	871	830
Policyholder dividend obligation	2,782	876
Payables for collateral under securities loaned and other transactions	34,933	27,272
Bank deposits	10,685	10,316
Short-term debt	451	306
Long-term debt (includes $3,158 and $6,902, respectively, at estimated fair value, relating to variable interest entities)	24,753	27,586
Collateral financing arrangements	5,297	5,297
Junior subordinated debt securities	3,192	3,191
Current income tax payable	385	297
Deferred income tax liability	7,214	1,856
Other liabilities (includes $73 and $93, respectively, relating to variable interest entities)	23,121	20,366
Liabilities of subsidiaries held-for-sale	3,221	3,043
Separate account liabilities	191,499	183,138

Total liabilities	724,355	681,793

Contingencies, Commitments and Guarantees (Note 9)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	130	117

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 0 and 6,857,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,060,754,366 and 989,031,704 shares issued at September 30, 2011 and December 31, 2010, respectively; 1,057,560,479 and 985,837,817 shares outstanding at September 30, 2011 and December 31, 2010, respectively	11	10
Additional paid-in capital	26,744	26,423
Retained earnings	26,951	21,363
Treasury stock, at cost; 3,193,887 shares at September 30, 2011 and December 31, 2010	(172)	(172)
Accumulated other comprehensive income (loss)	6,813	1,000

Total MetLife, Inc.’s stockholders’ equity	60,348	48,625
Noncontrolling interests	397	371

Total equity	60,745	48,996

Total liabilities and equity	$785,230	$730,906

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(In millions, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Premiums	$9,342	$6,484	$27,190	$19,856
Universal life and investment-type product policy fees	1,998	1,452	5,856	4,339
Net investment income	4,257	4,364	14,669	12,745
Other revenues	720	624	1,878	1,681
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(95)	(143)	(525)	(538)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(189)	24	(5)	181
Other net investment gains (losses)	229	(223)	221	33

Total net investment gains (losses)	(55)	(342)	(309)	(324)
Net derivative gains (losses)	4,196	(244)	4,233	1,278

Total revenues	20,458	12,338	53,517	39,575

Expenses
Policyholder benefits and claims	9,017	7,309	26,367	21,703
Interest credited to policyholder account balances	738	1,264	4,104	3,454
Policyholder dividends	384	391	1,130	1,156
Other expenses	5,013	2,989	13,410	9,330

Total expenses	15,152	11,953	45,011	35,643

Income (loss) from continuing operations before provision for income tax	5,306	385	8,506	3,932
Provision for income tax expense (benefit)	1,734	68	2,681	1,251

Income (loss) from continuing operations, net of income tax	3,572	317	5,825	2,681
Income (loss) from discontinued operations, net of income tax	4	3	(6)	20

Net income (loss)	3,576	320	5,819	2,701
Less: Net income (loss) attributable to noncontrolling interests	(6)	4	(6)	(7)

Net income (loss) attributable to MetLife, Inc.	3,582	316	5,825	2,708
Less: Preferred stock dividends	30	30	91	91
Preferred stock redemption premium	—	—	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$3,552	$286	$5,588	$2,617

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.35	$0.33	$5.29	$3.09

Diluted	$3.33	$0.32	$5.24	$3.07

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.35	$0.33	$5.28	$3.11

Diluted	$3.33	$0.32	$5.23	$3.09

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2011 (Unaudited)

(In millions)

							Accumulated Other Comprehensive Income (Loss)
							Net		Foreign	Defined	Total
		Convertible		Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests (1)	Equity

Balance at December 31, 2010	$1	$—	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Redemption of convertible preferred stock		—		(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance — newly issued shares			1	2,949							2,950		2,950
Stock-based compensation				177							177		177
Dividends on preferred stock					(91)						(91)		(91)
Change in equity of noncontrolling interests												48	48
Comprehensive income (loss):
Net income (loss)					5,825						5,825	1	5,826
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							1,005				1,005		1,005
Unrealized investment gains (losses), net of related offsets and income tax							4,503	(51)			4,452	(5)	4,447
Foreign currency translation adjustments, net of income tax									291		291	(18)	273
Defined benefit plans adjustment, net of income tax										65	65		65

Other comprehensive income (loss)											5,813	(23)	5,790

Comprehensive income (loss)											11,638	(22)	11,616

Balance at September 30, 2011	$1	$—	$11	$26,744	$26,951	$(172)	$8,864	$(417)	$(250)	$(1,384)	$60,348	$397	$60,745

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of ($7) million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity  — (Continued)
For the Nine Months Ended September 30, 2010 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net		Foreign	Defined	Total
			Additional		Treasury	Unrealized	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Investment	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax				(12)		31	11			30		30

Balance at January 1, 2010	1	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Cumulative effect of change in accounting principle, net of income tax				(10)		10				—		—
Common stock issuance — newly issued shares		1	3,528							3,529		3,529
Stock-based compensation			64		18					82		82
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											(22)	(22)
Comprehensive income (loss):
Net income (loss)				2,708						2,708	(7)	2,701
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						409				409		409
Unrealized investment gains (losses), net of related offsets and income tax						6,268	357			6,625	(1)	6,624
Foreign currency translation adjustments, net of income tax								(92)		(92)	7	(85)
Defined benefit plans adjustment, net of income tax									94	94		94

Other comprehensive income (loss)										7,036	6	7,042

Comprehensive income (loss)										9,744	(1)	9,743

Balance at September 30, 2010	$1	$9	$20,451	$22,096	$(172)	$5,901	$(145)	$(275)	$(1,451)	$46,415	$354	$46,769

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$9,040	$5,193

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	81,918	55,618
Equity securities	1,342	1,002
Mortgage loans	8,784	4,474
Real estate and real estate joint ventures	856	135
Other limited partnership interests	852	311
Purchases of:
Fixed maturity securities	(95,660)	(69,997)
Equity securities	(869)	(638)
Mortgage loans	(12,248)	(5,888)
Real estate and real estate joint ventures	(608)	(474)
Other limited partnership interests	(849)	(745)
Cash received in connection with freestanding derivatives	2,841	1,717
Cash paid in connection with freestanding derivatives	(3,102)	(1,949)
Sale of interest in joint venture	265	—
Net change in policy loans	(84)	(169)
Net change in short-term investments	(6,508)	(3,152)
Net change in other invested assets	(175)	501
Other, net	(104)	(115)

Net cash used in investing activities	(23,349)	(19,369)

Cash flows from financing activities
Policyholder account balances:
Deposits	69,911	53,709
Withdrawals	(67,001)	(50,126)
Net change in payables for collateral under securities loaned and other transactions	7,661	7,695
Net change in bank deposits	296	(959)
Net change in short-term debt	145	1,145
Long-term debt issued	1,346	4,590
Long-term debt repaid	(1,192)	(689)
Cash received in connection with collateral financing arrangements	100	—
Debt issuance costs	(1)	(14)
Common stock issued, net of issuance costs	2,950	3,529
Stock options exercised	77	32
Redemption of convertible preferred stock	(2,805)	—
Preferred stock redemption premium	(146)	—
Dividends on preferred stock	(91)	(91)
Other, net	(68)	(192)

Net cash provided by financing activities	11,182	18,629

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	133	(8)

Change in cash and cash equivalents	(2,994)	4,445
Cash and cash equivalents, beginning of period	13,046	10,112

Cash and cash equivalents, end of period	$10,052	$14,557

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$89	$88

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$51	$78

Cash and cash equivalents, from continuing operations, beginning of period	$12,957	$10,024

Cash and cash equivalents, from continuing operations, end of period	$10,001	$14,479

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$1,184	$997

Income tax	$668	$109

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$106	$92

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). See Note 14 for further business segment information.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). The Acquisition was accounted for using the acquisition method of accounting. ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of August 31, 2011 and the operating results of ALICO for the three months and nine months ended August 31, 2011. The accounting policies of ALICO were conformed to those of MetLife upon the Acquisition. See Note 2.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. See Note 14 for a realignment that affected assets, liabilities and results of operations on a segment basis with no impact on the consolidated results and reclassifications related to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

operating revenues and expenses that affected results of operations on both a segment and a consolidated basis. See also Note 15 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2011, its consolidated results of operations for the three months and nine months ended September 30, 2011 and 2010, its consolidated statements of equity for the nine months ended September 30, 2011 and 2010, and its consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

Effective January 1, 2011, the Company adopted new guidance regarding accounting for investment funds determined to be VIEs. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economic interest in a VIE, unless the separate account contractholder is a related party. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2011, the Company adopted new guidance regarding accounting for troubled debt restructurings. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. Additionally, the guidance prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower. The adoption did not have a material impact on the Company’s consolidated financial statements. See also expanded disclosures in Note 3.

Future Adoption of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding enhanced disclosures for employers’ participation in multiemployer pension plans (Accounting Standards Update (“ASU”) 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

an Employer’s Participation in a Multiemployer Plan). The revised disclosures will require additional qualitative and quantitative information about the employer’s involvement in significant multiemployer pension and other postretirement plans. The enhanced disclosures will be required for annual periods in fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company intends to adopt this new guidance beginning in fiscal year 2012 and is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2011, the FASB issued new guidance on other expenses (ASU 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers), effective for calendar years beginning after December 31, 2013. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2011, the FASB issued new guidance regarding fair value measurements (ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), effective for the first interim or annual period beginning after December 15, 2011. The guidance should be applied prospectively. The amendments in this ASU are intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) (“ASU 2010-26”), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as deferred acquisition costs (“DAC”); all other acquisition-related costs must be expensed as incurred. Under the new guidance advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs currently capitalized by the Company will no longer be deferred. The Company plans to apply ASU 2010-26 retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. The Company expects that the effect upon adoption of ASU 2010-26 will be a reduction in DAC with a corresponding reduction to equity, on an after tax basis. In addition, the Company expects a reduction in prior period earnings as a result of applying the new guidance retrospectively. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures.

2.	Acquisitions and Dispositions

2010 Acquisition of ALICO

Description of Transaction

On the Acquisition Date, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life from AM Holdings, a subsidiary of AIG, and DelAm from AIG for a total purchase price of $16.4 billion. The Acquisition significantly broadened the Company’s diversification by product, distribution and geography, meaningfully accelerated MetLife’s global growth strategy, and provides the opportunity to build an international franchise leveraging the key strengths of ALICO.

On March 8, 2011, AM Holdings sold, in public offering transactions, all the shares of common stock and common equity units it received as consideration from MetLife in connection with the Acquisition. The Company did not receive any of the proceeds from the sale of either the shares of common stock or the common equity units owned by AM Holdings. On March 8, 2011, MetLife, Inc. issued 68,570,000 shares of common stock for gross proceeds of $3.0 billion, which were used to repurchase and cancel 6,857,000 shares of convertible preferred stock received as consideration by AM Holdings from MetLife in connection with the Acquisition. See Note 11 herein and Note 2 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Negative Value of Business Acquired

For certain acquired blocks of business, the estimated fair value of acquired liabilities exceeded the initial policy reserves assumed at November 1, 2010, resulting in negative value of business acquired (“negative VOBA”) of $4.4 billion recorded at the Acquisition Date. Negative VOBA is recorded in other policy-related balances. The following summarizes the major blocks of business, all included within the Japan segment, for which negative VOBA was recorded and describes why the fair value of the liabilities associated with these blocks of business exceeded the initial policy reserves assumed:

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

The weighted average amortization period for negative VOBA as of the Acquisition Date was 6.0 years. The estimated future amortization of credit to expenses recorded in other expenses for the first full five years after the Acquisition Date for negative VOBA is $711 million in 2011, $628 million in 2012, $561 million in 2013, $475 million in 2014 and $385 million in 2015. See Note 12.

Contingent Consideration

American Life has guaranteed that the fair value of a fund of assets backing certain United Kingdom unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million, AIG will pay the difference to American Life and, conversely, if the shortfall at July 1, 2012 is less than £106 million, American Life will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the aggregate guaranteed amount by July 1, 2012. The contingent consideration liability was $121 million at September 30, 2011 and $88 million as of the Acquisition Date. The increase in the contingent consideration liability amount from the Acquisition Date to September 30, 2011 was recorded in net derivative gains (losses) in the interim condensed consolidated statement of operations.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended June 30, 2011, the Company revised its deferred taxes as of the Acquisition Date to recognize $671 million of a U.S. deferred tax asset related to the reversal of temporary differences (between financial reporting and U.S. tax bases of assets and liabilities) of American Life’s foreign branches. However, the Company also recorded a valuation allowance on this U.S. deferred tax asset of $671 million, resulting in no net change to the consolidated balance sheet as of the Acquisition Date. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the U.S. deferred tax asset will not be realized.

At September 30, 2011, ALICO’s current and deferred income tax liabilities were provisional and not yet finalized. Therefore, current income taxes may be adjusted pending the resolution of the amount of taxes resulting from the Section 338 Elections and the filing of income tax returns. Deferred income taxes may be adjusted as a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches, the filing of income tax returns, and as additional information becomes available during the measurement period. The Company expects to finalize these amounts in the fourth quarter of 2011.

Costs Related to Acquisition

Transaction and Integration-Related Expenses.  The Company incurred transaction costs of $2 million and $4 million for the three months and nine months ended September 30, 2011, respectively, and $21 million and $63 million for the three months and nine months ended September 30, 2010, respectively. Transaction costs represent costs directly related to effecting the Acquisition and primarily include banking and legal expenses. Such costs have been expensed as incurred and are included in other expenses. These expenses have been reported within Banking, Corporate & Other.

Integration-related expenses were $84 million and $254 million for the three months and nine months ended September 30, 2011, respectively, and $54 million and $96 million for the three months and nine months ended September 30, 2010, respectively. Integration-related costs represent incremental costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. Such items have been expensed as incurred and are included in other expenses. As the integration of ALICO is an enterprise-wide initiative, these expenses have been reported within Banking, Corporate & Other.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Estimated restructuring costs may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges, including severance, contract termination costs and other associated costs through the year ended December 31, 2013. However, such restructuring plans are not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2011.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011
	(In millions)

Balance, beginning of period	$9	$10
Restructuring charges	7	31
Cash payments	(7)	(32)

Balance, end of period	$9	$9

Restructuring charges incurred in current period	$7	$31

Total restructuring charges incurred since inception of plans	$41	$41

2011 Dispositions

On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), for $269 million (¥22.5 billion) in cash consideration, less $4 million (¥310 million) to reimburse MS&AD for specific expenses incurred related to the transaction. The accumulated other comprehensive losses in the foreign currency translation adjustment component of equity resulting from the hedges of the Company’s investment in the joint venture of $46 million, net of income tax, were released upon sale but did not impact net income for the nine months ended September 30, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to the sale. During the nine months ended September 30, 2011, the Company recorded a loss on the sale of $57 million, net of income tax, in net investment gains (losses) within the interim condensed consolidated statements of operations. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Other International Regions segment.

During the first quarter of 2011, the Company entered into a definitive agreement with a third party to sell its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. As a result of recording MetLife Taiwan’s net assets at the lower of cost or fair value as assets and liabilities held-for-sale, the Company recognized a net investment loss in discontinued operations of $0 and $74 million, net of income tax, for the three months and nine months ended September 30, 2011, respectively. Income (loss) from the operations of MetLife Taiwan of ($11) million and $3 million, net of income tax, for the three months and nine months ended September 30, 2011, respectively, and $2 million and $9 million, net of income tax, for the three months and nine months ended September 30, 2010, respectively, were also recorded in discontinued operations. In October 2011, the sale received final regulatory approval in Taiwan and on November 1, 2011 the Company completed the sale of MetLife Taiwan to the third party. See Note 15.

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

	September 30, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$99,832	$8,219	$1,476	$—	$106,575	30.1%
Foreign corporate securities (1)	61,013	3,616	1,108	(1)	63,522	18.0
Foreign government securities	50,243	2,936	220	—	52,959	15.0
Residential mortgage-backed securities (“RMBS”)	40,799	2,383	698	591	41,893	11.8
U.S. Treasury and agency securities	36,159	5,686	11	—	41,834	11.8
Commercial mortgage-backed securities (“CMBS”)	19,259	635	307	2	19,585	5.5
Asset-backed securities (“ABS”)	14,765	322	583	86	14,418	4.1
State and political subdivision securities	11,939	1,371	169	—	13,141	3.7
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities (2), (3)	$334,009	$25,168	$4,572	$678	$353,927	100.0%

Equity Securities:
Common stock	$2,173	$80	$42	$—	$2,211	70.9%
Non-redeemable preferred stock (2)	1,054	39	186	—	907	29.1

Total equity securities	$3,227	$119	$228	$—	$3,118	100.0%

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$88,905	$4,469	$1,602	$—	$91,772	28.3%
Foreign corporate securities	65,487	3,326	925	—	67,888	20.9
Foreign government securities	40,871	1,733	602	—	42,002	12.9
RMBS	44,468	1,652	917	470	44,733	13.8
U.S. Treasury and agency securities	32,469	1,394	559	—	33,304	10.2
CMBS	20,213	740	266	12	20,675	6.4
ABS	14,722	274	590	119	14,287	4.4
State and political subdivision securities	10,476	171	518	—	10,129	3.1
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities (2), (3)	$317,617	$13,760	$5,979	$601	$324,797	100.0%

Equity Securities:
Common stock	$2,059	$146	$12	$—	$2,193	60.9%
Non-redeemable preferred stock (2)	1,562	76	229	—	1,409	39.1

Total equity securities	$3,621	$222	$241	$—	$3,602	100.0%

(1)	OTTI losses as presented above represent the noncredit portion of OTTI losses that is included in accumulated other comprehensive income (loss). OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain (loss) position of $1 million at September 30, 2011 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			September 30,	December 31,
			2011	2010
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$632	$2,008
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$181	$83
Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$481	$1,043
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$381	$236

(3)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities,” were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $2.0 billion and $2.7 billion at estimated fair value of such securities at September 30, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by the Company’s insurance subsidiaries that file NAIC statutory financial statements. Non-agency RMBS, CMBS and ABS held by such subsidiaries are presented based on ratings from the revised NAIC rating methodologies for structured securities (which may not correspond to rating agency designations). Currently, the NAIC evaluates structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such insurance subsidiaries of the Company acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used for interim reporting. All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$24,494	$24,870
Net unrealized gains (losses)	$(1,683)	$(696)
Non-income producing fixed maturity securities:
Estimated fair value	$145	$130
Net unrealized gains (losses)	$(54)	$(23)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s equity, other than the government securities summarized in the table below. The par value and amortized cost of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $1,018 million and $571 million at September 30, 2011, respectively, and $1,912 million and $1,644 million at December 31, 2010, respectively. The estimated fair value of such holdings was $629 million and $1,562 million prior to considering net purchased credit default swap protection at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities represented 1.0% and 3.2% of the Company’s equity at September 30, 2011 and December 31, 2010, respectively, and 0.1% and 0.3% of total cash and invested assets at September 30, 2011 and December 31, 2010, respectively.

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings, which were greater than 10% of the Company’s equity at:

	September 30, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

Government and agency fixed maturity securities:
United States	$41,834	$33,304
Japan	$20,644	$15,591
Mexico (2)	$—	$5,050
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$13,565	$4,048
Cash equivalents	$2,847	$5,762

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value, for cash equivalents.

(2)	The Company’s investment in Mexico government and agency fixed maturity securities at September 30, 2011 of $5,028 million is less than 10% of the Company’s equity.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information for U.S. and foreign corporate securities at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$63,522	37.3%	$67,888	42.5%
U.S. corporate fixed maturity securities — by industry:
Industrial	27,245	16.0	22,070	13.8
Consumer	26,414	15.5	21,482	13.5
Finance	21,864	12.9	20,785	13.0
Utility	19,152	11.3	16,902	10.6
Communications	8,318	4.9	7,335	4.6
Other	3,582	2.1	3,198	2.0

Total	$170,097	100.0%	$159,660	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,883	0.4%	$2,291	0.5%
Holdings in ten issuers with the largest exposures	$11,955	2.4%	$14,247	3.1%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

By security type:
Collateralized mortgage obligations	$22,903	54.7%	$22,303	49.9%
Pass-through securities	18,990	45.3	22,430	50.1

Total RMBS	$41,893	100.0%	$44,733	100.0%

By risk profile:
Agency	$31,386	74.9%	$34,254	76.6%
Prime	5,935	14.2	6,258	14.0
Alternative residential mortgage loans	4,572	10.9	4,221	9.4

Total RMBS	$41,893	100.0%	$44,733	100.0%

Rated Aaa/AAA	$32,452	77.5%	$36,085	80.7%

Rated NAIC 1	$36,543	87.2%	$38,984	87.1%

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Vintage Year:
2005 & Prior	$1,632	35.7%	$1,576	37.3%
2006	1,294	28.3	1,013	24.0
2007	997	21.8	922	21.8
2008	—	—	7	0.2
2009 (1)	615	13.5	671	15.9
2010 (1)	34	0.7	32	0.8
2011	—	—	—	—

Total	$4,572	100.0%	$4,221	100.0%

(1)	All of the Company’s Alt-A RMBS holdings in the 2009 and 2010 vintage years are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) Alt-A RMBS that were purchased in 2009 and 2010 and are comprised of original issue vintage year 2005 through 2007 Alt-A RMBS. All of the Company’s Re-REMIC Alt-A RMBS holdings are NAIC 1 rated.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)		(In millions)

Net unrealized gains (losses)	$(824)		$(670)
Rated Aa/AA or better		12.7%		15.9%
Rated NAIC 1		47.1%		39.5%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		92.7%		90.7%
Hybrid adjustable rate mortgage loans collateral		7.3		9.3

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	September 30, 2011
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$5,936	6,040	178	176	105	101	58	55	21	20	$6,298	$6,392
2004	3,698	3,823	447	455	134	126	92	89	33	26	4,404	4,519
2005	3,117	3,316	400	401	324	311	168	153	37	26	4,046	4,207
2006	1,733	1,813	229	217	91	87	147	135	157	137	2,357	2,389
2007	700	714	439	362	163	137	39	38	126	117	1,467	1,368
2008	—	—	—	—	—	—	—	—	24	29	24	29
2009	2	2	—	—	—	—	—	—	—	—	2	2
2010	2	3	—	—	60	66	—	—	—	—	62	69
2011	505	513	—	—	94	97	—	—	—	—	599	610

Total	$15,693	$16,224	$1,693	$1,611	$971	$925	$504	$470	$398	$355	$19,259	$19,585

Ratings Distribution		82.8%		8.3%		4.7%		2.4%		1.8%		100.0%

	December 31, 2010
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
		Estimated		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$7,411	$7,640	$282	$282	$228	$227	$74	$71	$28	$24	$8,023	$8,244
2004	3,489	3,620	277	273	216	209	181	175	91	68	4,254	4,345
2005	3,113	3,292	322	324	286	280	263	255	73	66	4,057	4,217
2006	1,463	1,545	159	160	168	168	385	398	166	156	2,341	2,427
2007	840	791	344	298	96	95	119	108	122	133	1,521	1,425
2008	2	2	—	—	—	—	—	—	—	—	2	2
2009	3	3	—	—	—	—	—	—	—	—	3	3
2010	8	8	—	—	4	4	—	—	—	—	12	12

Total	$16,329	$16,901	$1,384	$1,337	$998	$983	$1,022	$1,007	$480	$447	$20,213	$20,675

Ratings Distribution		81.7%		6.4%		4.8%		4.9%		2.2%		100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

The NAIC rating distribution of the Company’s holdings of CMBS was as follows at:

	September 30, 2011	December 31, 2010

NAIC 1	94.3%	93.7%
NAIC 2	4.1%	3.2%
NAIC 3	0.5%	1.8%
NAIC 4	0.7%	1.0%
NAIC 5	—%	0.3%
NAIC 6	0.4%	—%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

By collateral type:
Credit card loans	$4,444	30.8%	$6,027	42.2%
Student loans	2,645	18.4	2,416	16.9
Collateralized debt obligations	2,578	17.9	1,798	12.6
Automobile loans	1,039	7.2	605	4.2
RMBS backed by sub-prime mortgage loans	997	6.9	1,119	7.8
Other loans	2,715	18.8	2,322	16.3

Total	$14,418	100.0%	$14,287	100.0%

Rated Aaa/AAA	$9,250	64.2%	$10,411	72.9%

Rated NAIC 1	$13,324	92.4%	$13,133	91.9%

The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $997 million and $1,119 million and unrealized losses of $350 million and $317 million at September 30, 2011 and December 31, 2010, respectively. Approximately 24% of this portfolio was rated Aa or better, of which 71% was in vintage year 2005 and prior at September 30, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. Approximately 68% and 66% of this portfolio was rated NAIC 2 or better at September 30, 2011 and December 31, 2010, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at September 30, 2011 and December 31, 2010.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$13,713	$13,813	$8,580	$8,702
Due after one year through five years	68,498	70,234	65,143	66,796
Due after five years through ten years	83,338	88,497	76,508	79,571
Due after ten years	93,637	105,487	87,983	90,033

Subtotal	259,186	278,031	238,214	245,102
RMBS, CMBS and ABS	74,823	75,896	79,403	79,695

Total fixed maturity securities	$334,009	$353,927	$317,617	$324,797

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	September 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$20,703	$7,817
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(678)	(601)

Total fixed maturity securities	20,025	7,216
Equity securities	(95)	(3)
Derivatives	1,486	(59)
Other	63	42

Subtotal	21,479	7,196

Amounts allocated from:
Insurance liability loss recognition	(3,946)	(672)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	41	38
DAC and VOBA	(2,070)	(1,205)
Policyholder dividend obligation	(2,782)	(876)

Subtotal	(8,757)	(2,715)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	220	197
Deferred income tax benefit (expense)	(4,504)	(1,692)

Net unrealized investment gains (losses)	8,438	2,986
Net unrealized investment gains (losses) attributable to noncontrolling interests	9	4

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$8,447	$2,990

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	September 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(601)	$(859)
Noncredit OTTI losses recognized (1)	5	(212)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	99	137
Subsequent changes in estimated fair value	(181)	317

Balance, end of period	$(678)	$(601)

(1)	Noncredit OTTI losses recognized, net of DAC, were $6 million and ($202) million for the periods ended September 30, 2011 and December 31, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The changes in net unrealized investment gains (losses) were as follows:

Nine Months
Ended
September 30, 2011
(In millions)

Balance, beginning of period	$2,990
Fixed maturity securities on which noncredit OTTI losses have been recognized	(77)
Unrealized investment gains (losses) during the period	14,360
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(3,274)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	3
DAC and VOBA	(865)
Policyholder dividend obligation	(1,906)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	23
Deferred income tax benefit (expense)	(2,812)

Net unrealized investment gains (losses)	8,442
Net unrealized investment gains (losses) attributable to noncontrolling interests	5

Balance, end of period	$8,447

Change in net unrealized investment gains (losses)	$5,452
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	5

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,457

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

	September 30, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$18,303	$597	$4,981	$879	$23,284	$1,476
Foreign corporate securities	16,560	846	1,480	261	18,040	1,107
Foreign government securities	8,092	208	158	12	8,250	220
RMBS	3,761	324	4,501	965	8,262	1,289
U.S. Treasury and agency securities	8,937	9	39	2	8,976	11
CMBS	4,974	200	620	109	5,594	309
ABS	4,670	189	2,087	480	6,757	669
State and political subdivision securities	416	6	981	163	1,397	169
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$65,713	$2,379	$14,847	$2,871	$80,560	$5,250

Equity Securities:
Common stock	$416	$41	$23	$1	$439	$42
Non-redeemable preferred stock	227	30	386	156	613	186

Total equity securities	$643	$71	$409	$157	$1,052	$228

Total number of securities in an unrealized loss position	4,414		1,340

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

	September 30, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$50,785	$5,026	$1,365	$1,377	2,871	290
Six months or greater but less than nine months	1,747	349	68	106	200	23
Nine months or greater but less than twelve months	13,543	147	367	41	1,126	9
Twelve months or greater	11,858	2,355	1,018	908	971	181

Total	$77,933	$7,877	$2,818	$2,432

Percentage of amortized cost			4%	31%

Equity Securities:
Less than six months	$571	$304	$36	$89	168	54
Six months or greater but less than nine months	10	—	1	—	7	3
Nine months or greater but less than twelve months	46	1	4	1	14	9
Twelve months or greater	125	223	12	85	11	13

Total	$752	$528	$53	$175

Percentage of cost			7%	33%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$105,301	$1,403	$2,348	$368	5,320	121
Six months or greater but less than nine months	1,125	376	29	102	104	29
Nine months or greater but less than twelve months	371	89	28	27	50	9
Twelve months or greater	21,627	5,546	1,863	1,815	1,245	311

Total	$128,424	$7,414	$4,268	$2,312

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$247	$94	$10	$22	106	33
Six months or greater but less than nine months	29	65	5	16	3	2
Nine months or greater but less than twelve months	6	47	—	16	3	2
Twelve months or greater	518	340	56	116	35	14

Total	$800	$546	$71	$170

Percentage of cost			9%	31%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $116 million at December 31, 2010 to $85 million at September 30, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at September 30, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 72% were rated A or better.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $5.5 billion and $6.8 billion at September 30, 2011 and December 31, 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	September 30, 2011	December 31, 2010

Sector:
U.S. corporate securities	27%	23%
RMBS	24	20
Foreign corporate securities	20	14
ABS	12	10
CMBS	6	4
Foreign government securities	4	9
State and political subdivision securities	3	8
U.S. Treasury and agency securities	—	8
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	30%	24%
Finance	25	21
Asset-backed	12	10
Utility	8	5
Consumer	7	4
Foreign government securities	4	9
Communications	4	2
State and political subdivision securities	3	8
Industrial	3	2
U.S. Treasury and agency securities	—	8
Other	4	7

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	September 30, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	86	5	107	6
Total gross unrealized losses	$1,612	$79	$2,014	$103
Percentage of total gross unrealized losses	31%	34%	31%	43%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $426 million during the nine months ended September 30, 2011. The decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2011 was primarily attributable to a decrease in interest rates, partially offset by increasing credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at September 30, 2011:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
	(In millions)			(In millions)		(In millions)

Less than six months	$89	$67	75%	$52	78%	$52	100%	52%
Six months or greater but less than twelve months	1	—	—%	—	—%	—	—%	—%
Twelve months or greater	85	85	100%	85	100%	85	100%	72%

All equity securities with gross unrealized losses of 20% or more	$175	$152	87%	$137	90%	$137	100%	64%

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

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the fair value option (“FVO”) has been elected:

	September 30, 2011	December 31, 2010
	(In millions)

Actively Traded Securities	$415	$463
FVO general account securities	269	131
FVO contractholder-directed unit-linked investments	17,874	17,794
FVO securities held by CSEs	140	201

Total trading and other securities — at estimated fair value	$18,698	$18,589

Actively Traded Securities — at estimated fair value	$415	$463
Short sale agreement liabilities — at estimated fair value	(67)	(46)

Net long/short position — at estimated fair value	$348	$417

Investments pledged to secure short sale agreement liabilities	$467	$465

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses), as applicable.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(95)	$(143)	$(525)	$(538)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(189)	24	(5)	181

Net OTTI losses on fixed maturity securities recognized in earnings	(284)	(119)	(530)	(357)
Fixed maturity securities — net gains (losses) on sales and disposals	101	54	79	99

Total gains (losses) on fixed maturity securities	(183)	(65)	(451)	(258)

Other net investment gains (losses):
Equity securities	(3)	(1)	(37)	100
Trading and other securities — FVO general account securities — changes in estimated fair value	(3)	—	(3)	—
Mortgage loans	45	37	160	20
Real estate and real estate joint ventures	139	(1)	144	(50)
Other limited partnership interests	—	(4)	8	(15)
Other investment portfolio gains (losses)	—	(67)	(2)	9

Subtotal — investment portfolio gains (losses)	(5)	(101)	(181)	(194)

FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	(64)	114	(39)	767
Securities	2	(26)	1	(47)
Long-term debt — related to commercial mortgage loans	56	(109)	48	(744)
Long-term debt — related to securities	(1)	37	(8)	48
Other gains (losses) (1)	(43)	(257)	(130)	(154)

Subtotal FVO CSEs and other gains (losses)	(50)	(241)	(128)	(130)

Total net investment gains (losses)	$(55)	$(342)	$(309)	$(324)

(1)	Other gains (losses) for the three months and nine months ended September 30, 2011 includes a loss of $0 and $87 million, respectively, related to the sale of the Company’s investment in MSI MetLife. See Note 2. Other gains (losses) for both the three months and nine months ended September 30, 2011 includes a loss of $65 million related to goodwill impairment. See Note 6.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $94 million and $80 million for the three months and nine months ended September 30, 2011, respectively, and ($37) million and $169 million for the three months and nine months ended September 30, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$19,368	$10,747	$169	$96	$19,537	$10,843

Gross investment gains	$252	$190	$9	$7	$261	$197

Gross investment losses	(151)	(136)	(7)	(7)	(158)	(143)

Total OTTI losses recognized in earnings:
Credit-related	(269)	(107)	—	—	(269)	(107)
Other (1)	(15)	(12)	(5)	(1)	(20)	(13)

Total OTTI losses recognized in earnings	(284)	(119)	(5)	(1)	(289)	(120)

Net investment gains (losses)	$(183)	$(65)	$(3)	$(1)	$(186)	$(66)

	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$55,216	$32,585	$974	$539	$56,190	$33,124

Gross investment gains	$680	$568	$83	$114	$763	$682

Gross investment losses	(601)	(469)	(62)	(11)	(663)	(480)

Total OTTI losses recognized in earnings:
Credit-related	(382)	(339)	—	—	(382)	(339)
Other (1)	(148)	(18)	(58)	(3)	(206)	(21)

Total OTTI losses recognized in earnings	(530)	(357)	(58)	(3)	(588)	(360)

Net investment gains (losses)	$(451)	$(258)	$(37)	$100	$(488)	$(158)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$7	$54	$48	$82
Consumer	6	8	35	31
Communications	12	9	26	12
Utility	6	—	7	3

Total U.S. and foreign corporate securities	31	71	116	128
Foreign government securities	206	—	295	—
RMBS	34	19	88	76
ABS	8	26	23	89
CMBS	5	3	8	64

Total	$284	$119	$530	$357

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Sector:
Non-redeemable preferred stock	$—	$—	$38	$—
Common stock	5	1	20	3

Total	$5	$1	$58	$3

Industry:
Financial services industry — perpetual hybrid securities	$—	$—	$38	$—
Other industries	5	1	20	3

Total	$5	$1	$58	$3

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Balance, beginning of period	$401	$491	$443	$581
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	6	13	32	94
Additional impairments — credit loss OTTI recognized on securities previously impaired	39	34	79	104
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(8)	(97)	(63)	(231)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	—	(100)
Due to securities impaired to net present value of expected future cash flows	(1)	—	(45)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	—	(2)	(9)	(9)

Balance, end of period	$437	$439	$437	$439

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$3,770	$3,060	$11,244	$9,126
Equity securities	28	19	106	83
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	(38)	45	6	56
Mortgage loans	806	713	2,331	2,081
Policy loans	162	155	482	488
Real estate and real estate joint ventures	213	131	557	300
Other limited partnership interests	180	170	582	596
Cash, cash equivalents and short-term investments	41	26	131	64
International joint ventures (2)	7	19	(3)	(61)
Other	82	(7)	151	181

Subtotal	5,251	4,331	15,587	12,914
Less: Investment expenses	271	222	774	654

Subtotal, net	4,980	4,109	14,813	12,260

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	(824)	149	(437)	161
FVO CSEs:
Commercial mortgage loans	95	102	286	312
Securities	6	4	7	12

Subtotal	(723)	255	(144)	485

Net investment income	$4,257	$4,364	$14,669	$12,745

(1)	Changes in estimated fair value subsequent to purchase included in net investment income were:

Trading and other securities — Actively Traded Securities and FVO general account securities	$(46)	$29	$(25)	$16
Trading and other securities — FVO contractholder-directed unit-linked investments	$(873)	$124	$(641)	$111

(2)	Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of $0 and ($23) million for the three months and nine months ended September 30, 2011, respectively, and ($12) million and $65 million for the three months and nine months ended September 30, 2010, respectively.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

Elements of the securities lending program are presented below at:

	September 30, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$22,488	$23,715
Estimated fair value	$26,040	$24,230
Aging of cash collateral liability:
Open (1)	$2,440	$2,752
Less than thirty days	14,993	12,301
Thirty days or greater but less than sixty days	5,405	4,399
Sixty days or greater but less than ninety days	2,057	2,291
Ninety days or greater	908	2,904

Total cash collateral liability	$25,803	$24,647

Security collateral on deposit from counterparties	$613	$—

Reinvestment portfolio — estimated fair value	$25,520	$24,177

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day, requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2011 was $2.4 billion, of which $2.2 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. Treasury and agency securities, U.S. corporate securities, ABS, foreign corporate securities and CMBS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

	September 30, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$2,050	$2,110
Invested assets held in trust:
Collateral financing arrangements	5,342	5,340
Reinsurance arrangements	4,885	3,090
Invested assets pledged as collateral:
Funding agreements and advances — Federal Home Loan Bank (“FHLB”) of New York	21,385	21,975
Funding agreements — Federal Agricultural Mortgage Corporation	3,160	3,159
Funding agreements — FHLB of Des Moines	904	—
Funding agreements — FHLB of Boston	529	211
Federal Reserve Bank of New York	1,686	1,822
Collateral financing arrangements	273	112
Derivative transactions	1,029	1,726
Short sale agreements	467	465

Total invested assets on deposit, held in trust and pledged as collateral	$41,710	$40,010

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit, held in trust and pledged as collateral and selected other information about the related program or counterparty. In 2011, the Company pledged fixed maturity securities in support of its funding agreements with the FHLB of Des Moines. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the nature of these funding agreements.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See also “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	September 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Mortgage loans held-for-investment:
Commercial	$40,120	63.8%	$37,818	60.7%
Agricultural	12,967	20.6	12,751	20.4
Residential	3,424	5.4	2,231	3.7

Subtotal	56,511	89.8	52,800	84.8
Valuation allowances	(529)	(0.8)	(664)	(1.1)

Subtotal mortgage loans held-for-investment, net	55,982	89.0	52,136	83.7
Commercial mortgage loans held by CSEs — FVO	3,227	5.1	6,840	11.0

Total mortgage loans held-for-investment, net	59,209	94.1	58,976	94.7

Mortgage loans held-for-sale:
Residential — FVO	2,590	4.1	2,510	4.0
Mortgage loans — lower of amortized cost or estimated fair value	1,150	1.8	811	1.3

Total mortgage loans held-for-sale	3,740	5.9	3,321	5.3

Total mortgage loans, net	$62,949	100.0%	$62,297	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above and the decrease in commercial mortgage loans held by CSEs — FVO.

Concentration of Credit Risk.  The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of the Company’s commercial and agricultural mortgage loans, 91% are collateralized by properties located in the U.S., with the remaining 9% collateralized by properties located outside the U.S., calculated as a percent of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at September 30, 2011. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 7%, respectively, of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at September 30, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $285 million and $283 million at September 30, 2011 and December 31, 2010, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the recorded investment in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Residential	Total
	(In millions)

September 30, 2011:
Mortgage loans:
Evaluated individually for credit losses	$211	$150	$7	$368
Evaluated collectively for credit losses	39,909	12,817	3,417	56,143

Total mortgage loans	40,120	12,967	3,424	56,511

Valuation allowances:
Specific credit losses	70	46	1	117
Non-specifically identified credit losses	358	36	18	412

Total valuation allowances	428	82	19	529

Mortgage loans, net of valuation allowance	$39,692	$12,885	$3,405	$55,982

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$120	$146	$13	$279
Evaluated collectively for credit losses	37,698	12,605	2,218	52,521

Total mortgage loans	37,818	12,751	2,231	52,800

Valuation allowances:
Specific credit losses	36	52	—	88
Non-specifically identified credit losses	526	36	14	576

Total valuation allowances	562	88	14	664

Mortgage loans, net of valuation allowance	$37,256	$12,663	$2,217	$52,136

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)

For the Three Months Ended September 30, 2011:
Balance, beginning of period	$469	$79	$18	$566
Provision (release)	(41)	3	2	(36)
Charge-offs, net of recoveries	—	—	(1)	(1)

Balance, end of period	$428	$82	$19	$529

For the Three Months Ended September 30, 2010:
Balance, beginning of period	$621	$96	$17	$734
Provision (release)	(27)	1	3	(23)
Charge-offs, net of recoveries	(21)	(21)	(3)	(45)

Balance, end of period	$573	$76	$17	$666

For the Nine Months Ended September 30, 2011:
Balance, beginning of period	$562	$88	$14	$664
Provision (release)	(134)	(3)	7	(130)
Charge-offs, net of recoveries	—	(3)	(2)	(5)

Balance, end of period	$428	$82	$19	$529

For the Nine Months Ended September 30, 2010:
Balance, beginning of period	$589	$115	$17	$721
Provision (release)	6	—	5	11
Charge-offs, net of recoveries	(22)	(39)	(5)	(66)

Balance, end of period	$573	$76	$17	$666

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

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)					(In millions)

September 30, 2011:
Loan-to-value ratios:
Less than 65%	$22,293	$438	$565	$23,296	58.1%	$24,587	59.2%
65% to 75%	9,243	426	383	10,052	25.0	10,404	25.1
76% to 80%	1,848	251	156	2,255	5.6	2,301	5.6
Greater than 80%	3,070	922	525	4,517	11.3	4,183	10.1

Total	$36,454	$2,037	$1,629	$40,120	100.0%	$41,475	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$16,663	$125	$483	$17,271	45.7%	$18,183	46.9%
65% to 75%	9,022	765	513	10,300	27.2	10,685	27.6
76% to 80%	3,033	304	135	3,472	9.2	3,535	9.1
Greater than 80%	4,155	1,813	807	6,775	17.9	6,374	16.4

Total	$32,873	$3,007	$1,938	$37,818	100.0%	$38,777	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator.  The recorded investment in agricultural mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans held-for-investment was $13.4 billion and $12.9 billion at September 30, 2011 and December 31, 2010, respectively.

	Agricultural
	September 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$11,818	91.1%	$11,483	90.1%
65% to 75%	740	5.7	885	6.9
76% to 80%	19	0.2	48	0.4
Greater than 80%	390	3.0	335	2.6

Total	$12,967	100.0%	$12,751	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator.  The recorded investment in residential mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of residential mortgage loans held-for-investment was $3.5 billion and $2.3 billion at September 30, 2011 and December 31, 2010, respectively.

	Residential
	September 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Performance indicators:
Performing	$3,399	99.3%	$2,149	96.3%
Nonperforming	25	0.7	82	3.7

Total	$3,424	100.0%	$2,231	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both September 30, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; agricultural mortgage loans — 90 days or more; and residential mortgage loans — 60 days or more. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In millions)

Commercial	$155	$58	$115	$1	$60	$7
Agricultural	141	159	7	13	165	177
Residential	33	79	8	11	23	25

Total	$329	$296	$130	$25	$248	$209

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance (1)	Investment	Allowances	Value	Balance (1)	Investment	Balance (1)	Value
	(In millions)

September 30, 2011:
Commercial	$211	$211	$70	$141	$240	$228	$451	$369
Agricultural	150	150	46	104	84	81	234	185
Residential	7	7	1	6	14	14	21	20

Total	$368	$368	$117	$251	$338	$323	$706	$574

December 31, 2010:
Commercial	$120	$120	$36	$84	$99	$87	$219	$171
Agricultural	146	146	52	94	123	119	269	213
Residential	3	3	—	3	16	16	19	19

Total	$269	$269	$88	$181	$238	$222	$507	$403

(1)	Unpaid principal balance is generally prior to any charge-offs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended September 30, 2011:
Commercial	$330	$—	$—
Agricultural	229	1	—
Residential	17	—	—

Total	$576	$1	$—

For the Three Months Ended September 30, 2010:
Commercial	$148	$—	$—
Agricultural	286	—	1
Residential	18	—	—

Total	$452	$—	$1

For the Nine Months Ended September 30, 2011:
Commercial	$308	$1	$—
Agricultural	258	3	1
Residential	26	—	—

Total	$592	$4	$1

For the Nine Months Ended September 30, 2010:
Commercial	$147	$4	$1
Agricultural	288	3	1
Residential	15	—	—

Total	$450	$7	$2

Mortgage Loans Modified in a Troubled Debt Restructuring.  The Company has a high quality, well performing, mortgage loan portfolio. For a small portion of the portfolio, classified as troubled debt restructurings, the Company grants concessions related to the borrowers’ financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous portfolio monitoring process, the Company may have recorded a specific valuation allowance prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. At September 30, 2011,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Mortgage Loans Modified in a Troubled Debt
	Restructuring
	September 30,2011
	Number of
	Mortgage	Carrying Value after Specific
	Loans	Valuation Allowance
		Pre-	Post-
		Modification	Modification
		(In millions)

Commercial	5	$147	$109
Agricultural	9	36	37
Residential	3	1	1

Total	17	$184	$147

During the previous twelve months, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at September 30, 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; agricultural mortgage loans — 90 days or more; and residential mortgage loans — 60 days or more.

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less at the time of purchase, were $5.4 billion and $9.6 billion at September 30, 2011 and December 31, 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances.

The table below presents the purchased credit impaired investments, by invested asset class, held at:

	Fixed Maturity Securities		Mortgage Loans
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In millions)

Outstanding principal and interest balance (1)	$3,685	$1,548	$542	$504
Carrying value (2)	$2,536	$1,050	$225	$195

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.

The following table presents information about purchased credit impaired investments acquired during the periods, as of their respective acquisition dates:

	Fixed Maturity Securities		Mortgage Loans
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Contractually required payments (including interest)	$3,528	$1,544	$—	$—
Cash flows expected to be collected (1)	$3,275	$1,479	$—	$—
Fair value of investments acquired	$1,816	$889	$—	$—

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired investments for:

	Fixed Maturity Securities				Mortgage Loans
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)

Accretable yield, beginning of period	$1,891	$369	$541	$—	$258	$—	$170	$—
Investments purchased	238	202	1,459	590	—	—	—	—
Accretion recognized in net investment income	(23)	(27)	(72)	(34)	(6)	—	(38)	—
Disposals	—	—	(69)	—	—	—	—	—
Reclassification (to) from nonaccretable difference	68	(41)	315	(53)	17	—	137	—

Accretable yield, end of period	$2,174	$503	$2,174	$503	$269	$—	$269	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2011 and December 31, 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2011		December 31, 2010
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Consolidated securitization entities (1)	$3,397	$3,204	$7,114	$6,892
MRSC collateral financing arrangement (2)	3,317	—	3,333	—
Other limited partnership interests	343	7	319	85
Trading and other securities	181	—	186	—
Other invested assets	102	1	108	1
Real estate joint ventures	13	19	20	17

Total	$7,353	$3,231	$11,080	$6,995

(1)	The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $170 million and $201 million at estimated fair value at September 30, 2011 and December 31, 2010, respectively. The long-term debt referred to below bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next six years. Interest expense related to these obligations, included in other expenses, was $97 million and $281 million for the three months and nine months ended September 30, 2011, respectively, and $103 million and $312 million for the three months and nine months ended September 30, 2010, respectively. The Company sold certain of these CMBS investments in the third quarter of 2011, resulting in the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

deconsolidation of such entities and their related mortgage loans held-for-investment and long-term debt. The assets and liabilities of these CSEs, at estimated fair value, were as follows at:

	September 30, 2011	December 31, 2010
	(In millions)

Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,227	$6,840
Trading and other securities	140	201
Accrued investment income	17	34
Cash and cash equivalents	13	39

Total assets	$3,397	$7,114

Liabilities:
Long-term debt	$3,157	$6,820
Other liabilities	47	72

Total liabilities	$3,204	$6,892

(2)	See Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value, at:

	September 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities available-for-sale:
ABS	$1,391	$1,333
U.S. corporate securities	787	893
RMBS	522	547
CMBS	399	383
Foreign corporate securities	126	139
State and political subdivision securities	40	30
Foreign government securities	—	5
Mortgage loans	50	—
Cash and cash equivalents	2	3

Total	$3,317	$3,333

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$41,893	$41,893	$44,733	$44,733
CMBS (2)	19,585	19,585	20,675	20,675
ABS (2)	14,418	14,418	14,287	14,287
U.S. corporate securities	2,978	2,978	2,435	2,435
Foreign corporate securities	2,252	2,252	2,950	2,950
Other limited partnership interests	4,419	6,166	4,383	6,479
Trading and other securities	737	737	789	789
Other invested assets	624	1,206	576	773
Mortgage loans	513	513	350	350
Real estate joint ventures	65	83	40	108

Total	$87,484	$89,831	$91,218	$93,579

(1)	The maximum exposure to loss relating to the fixed maturity and trading and other securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The maximum exposure to loss relating to mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $281 million and $231 million at September 30, 2011 and December 31, 2010, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2011.

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

		September 30, 2011			December 31, 2010
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$72,828	$7,717	$2,092	$54,803	$2,654	$1,516
	Interest rate floors	23,866	1,231	165	23,866	630	66
	Interest rate caps	38,727	70	—	35,412	176	1
	Interest rate futures	15,429	16	28	9,385	43	17
	Interest rate options	18,088	1,100	20	8,761	144	23
	Interest rate forwards	16,812	300	94	10,374	106	135
	Synthetic GICs	4,420	—	—	4,397	—	—
Foreign currency	Foreign currency swaps	16,823	1,311	1,042	17,626	1,616	1,282
	Foreign currency forwards	10,029	361	54	10,443	119	91
	Currency futures	633	1	1	493	2	—
	Currency options	2,502	13	—	5,426	50	—
	Non-derivative hedging instruments (2)	—	—	—	169	—	185
Credit	Credit default swaps	13,450	383	173	10,957	173	104
	Credit forwards	20	3	—	90	2	3
Equity market	Equity futures	6,845	163	19	8,794	21	9
	Equity options	17,413	3,207	204	33,688	1,843	1,197
	Variance swaps	19,394	377	67	18,022	198	118
	Total rate of return swaps	1,612	31	—	1,547	—	—

	Total	$278,891	$16,284	$3,959	$254,253	$7,777	$4,747

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$3,241	$535	$97	$4,524	$907	$145
Interest rate swaps	5,155	1,830	104	5,108	823	169

Subtotal	8,396	2,365	201	9,632	1,730	314

Cash flow hedges:
Foreign currency swaps	6,428	420	282	5,556	213	347
Interest rate swaps	3,380	918	—	3,562	102	116
Interest rate forwards	1,010	204	—	1,140	—	107
Credit forwards	20	3	—	90	2	3

Subtotal	10,838	1,545	282	10,348	317	573

Foreign operations hedges:
Foreign currency forwards	1,915	147	1	1,935	9	26
Non-derivative hedging instruments	—	—	—	169	—	185

Subtotal	1,915	147	1	2,104	9	211

Total qualifying hedges	$21,149	$4,057	$484	$22,084	$2,056	$1,098

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2011			December 31, 2010
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$64,293	$4,969	$1,988	$46,133	$1,729	$1,231
Interest rate floors	23,866	1,231	165	23,866	630	66
Interest rate caps	38,727	70	—	35,412	176	1
Interest rate futures	15,429	16	28	9,385	43	17
Interest rate options	18,088	1,100	20	8,761	144	23
Interest rate forwards	15,802	96	94	9,234	106	28
Synthetic GICs	4,420	—	—	4,397	—	—
Foreign currency swaps	7,154	356	663	7,546	496	790
Foreign currency forwards	8,114	214	53	8,508	110	65
Currency futures	633	1	1	493	2	—
Currency options	2,502	13	—	5,426	50	—
Credit default swaps	13,450	383	173	10,957	173	104
Equity futures	6,845	163	19	8,794	21	9
Equity options	17,413	3,207	204	33,688	1,843	1,197
Variance swaps	19,394	377	67	18,022	198	118
Total rate of return swaps	1,612	31	—	1,547	—	—

Total non-designated or non-qualifying derivatives	$257,742	$12,227	$3,475	$232,169	$5,721	$3,649

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$6,504	$(327)	$5,992	$2,872
Embedded derivatives	(2,308)	83	(1,759)	(1,594)

Total net derivative gains (losses)	$4,196	$(244)	$4,233	$1,278

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Qualifying hedges:
Net investment income	$28	$17	$70	$58
Interest credited to policyholder account balances	51	64	169	177
Other expenses	(1)	(1)	(2)	(5)
Non-qualifying hedges:
Net investment income	(2)	(1)	(6)	(3)
Other revenues	22	25	55	81
Net derivative gains (losses)	352	(30)	357	143
Policyholder benefits and claims	19	—	19	—

Total	$469	$74	$662	$451

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

		Net Derivative	Net Derivative	Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	Recognized for	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(26)	$22	$(4)
	Policyholder account balances (1)	957	(944)	13
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated policyholder account balances (2)	(221)	189	(32)

Total		$711	$(734)	$(23)

For the Three Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(13)	$13	$—
	Policyholder account balances (1)	212	(221)	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	5	—
	Foreign-denominated policyholder account balances (2)	415	(395)	20

Total		$609	$(598)	$11

For the Nine Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(31)	$27	$(4)
	Policyholder account balances (1)	1,000	(978)	22
Foreign currency swaps:	Foreign-denominated fixed maturity securities	—	—	—
	Foreign-denominated policyholder account balances (2)	14	(53)	(39)

Total		$983	$(1,004)	$(21)

For the Nine Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(38)	$38	$—
	Policyholder account balances (1)	678	(675)	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	11	(12)	(1)
	Foreign-denominated policyholder account balances (2)	47	(51)	(4)

Total		$698	$(700)	$(2)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivative gains (losses) for the three months and nine months ended September 30, 2011 related to such discontinued cash flow hedges were ($1) million and ($15) million, respectively. The net amounts reclassified into net derivative gains (losses) for the three months and nine months ended September 30, 2010 related to such discontinued cash flow hedges were insignificant. At September 30, 2011 and December 31, 2010,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed ten years and seven years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(165)	$593	$(59)	$(76)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	1,630	(40)	1,527	577
Amounts reclassified to net derivative gains (losses)	17	(1)	9	50
Amounts reclassified to net investment income	1	1	2	3
Amounts reclassified to other expenses	3	—	7	(1)

Accumulated other comprehensive income (loss), balance at end of period	$1,486	$553	$1,486	$553

At September 30, 2011, $8 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of equity:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)			Amount and Location
	in Accumulated Other	Reclassified from			of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive			Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)			on Derivatives
					(Ineffective Portion and
					Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Derivative	Net Investment	Other	Net Derivative	Net Investment
		Gains (Losses)	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$927	$(42)	$—	$(3)	$(1)	$—
Foreign currency swaps	399	25	(2)	—	5	—
Interest rate forwards	289	(1)	—	—	27	—
Credit forwards	15	1	1	—	—	—

Total	$1,630	$(17)	$(1)	$(3)	$31	$—

For the Three Months Ended September 30, 2010:
Interest rate swaps	$181	$—	$—	$—	$1	$—
Foreign currency swaps	(247)	1	(2)	—	(3)	—
Interest rate forwards	15	—	1	—	—	—
Credit forwards	11	—	—	—	—	—

Total	$(40)	$1	$(1)	$—	$(2)	$—

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$944	$(41)	$1	$(7)	$1	$—
Foreign currency swaps	259	10	(5)	1	3	—
Interest rate forwards	307	21	1	(1)	16	—
Credit forwards	17	1	1	—	—	—

Total	$1,527	$(9)	$(2)	$(7)	$20	$—

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$457	$—	$—	$—	$3	$—
Foreign currency swaps	92	(61)	(5)	1	—	—
Interest rate forwards	—	11	2	—	—	—
Credit forwards	28	—	—	—	—	—

Total	$577	$(50)	$(3)	$1	$3	$—

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

		Amount and Location
		of Gains (Losses)
		Reclassified From Accumulated Other
	Amount of Gains (Losses)	Comprehensive Income
	Deferred in Accumulated	(Loss) into Income (Loss)
Derivatives and Non-Derivative Hedging Instruments in Net	Other Comprehensive Income (Loss)	(Effective Portion)
Investment Hedging Relationships (1), (2)	(Effective Portion)	Net Investment Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2011:
Foreign currency forwards	$185	$—
Non-derivative hedging instruments	—	—

Total	$185	$—

For the Three Months Ended September 30, 2010:
Foreign currency forwards	$(162)	$—
Non-derivative hedging instruments	(10)	—

Total	$(172)	$—

For the Nine Months Ended September 30, 2011:
Foreign currency forwards	$72	$—
Non-derivative hedging instruments	6	—

Total	$78	$—

For the Nine Months Ended September 30, 2010:
Foreign currency forwards	$(135)	$—
Non-derivative hedging instruments	(10)	—

Total	$(145)	$—

(1)	During the nine months ended September 30, 2011, the Company sold its interest in its Japanese joint venture, which was a hedged item in a net investment hedging relationship. See Note 2. As a result, the Company released losses of $71 million from accumulated other comprehensive income (loss) upon the sale. This release did not impact net income for the nine months ended September 30, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to sale. During the three months and nine months ended September 30, 2010, there were no sales or substantial liquidations of net investments in foreign operations that

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At September 30, 2011 and December 31, 2010, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($74) million and ($223) million, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits and	Other	Other
	Gains (Losses)	Income (1)	Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$1,805	$—	$—	$321	$—
Interest rate floors	521	—	—	—	—
Interest rate caps	(127)	—	—	—	—
Interest rate futures	43	—	—	(5)	—
Equity futures	338	(12)	314	—	—
Foreign currency swaps	272	—	—	—	—
Foreign currency forwards	406	—	—	—	—
Currency futures	28	—	—	—	—
Currency options	(18)	—	—	—	—
Equity options	1,432	5	—	—	—
Interest rate options	962	—	—	27	—
Interest rate forwards	(5)	—	—	(49)	—
Variance swaps	325	—	—	—	—
Credit default swaps	163	15	—	—	—
Total rate of return swaps	27	—	5	—	—

Total	$6,172	$8	$319	$294	$—

For the Three Months Ended September 30, 2010:
Interest rate swaps	$518	$2	$—	$138	$—
Interest rate floors	227	—	—	—	—
Interest rate caps	(50)	—	—	—	—
Interest rate futures	74	(2)	—	(1)	—
Equity futures	23	(15)	(195)	—	—
Foreign currency swaps	(272)	—	—	—	—
Foreign currency forwards	(56)	2	—	—	—
Currency options	(12)	—	—	—	—
Equity options	(553)	(23)	—	—	—
Interest rate options	9	—	—	(3)	—
Interest rate forwards	1	—	—	(8)	—
Variance swaps	(166)	(3)	—	—	—
Credit default swaps	10	(2)	—	—	—
Total rate of return swaps	29	—	—	—	—

Total	$(218)	$(41)	$(195)	$126	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Derivative	Investment	Benefits and	Other	Other
	Gains (Losses)	Income (1)	Claims (2)	Revenues (3)	Expenses (4)
	(In millions)

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$2,179	$(2)	$—	$345	$—
Interest rate floors	503	—	—	—	—
Interest rate caps	(209)	—	—	—	—
Interest rate futures	(6)	1	—	(9)	—
Equity futures	393	(9)	206	—	—
Foreign currency swaps	80	—	—	—	—
Foreign currency forwards	266	(9)	—	—	—
Currency futures	37	—	—	—	—
Currency options	(63)	—	—	—	—
Equity options	1,065	(6)	—	—	—
Interest rate options	948	—	—	24	—
Interest rate forwards	(5)	—	—	(88)	—
Variance swaps	234	(3)	—	—	—
Credit default swaps	149	14	—	—	—
Total rate of return swaps	26	—	5	—	—

Total	$5,597	$(14)	$211	$272	$—

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$1,561	$5	$39	$394	$—
Interest rate floors	501	—	—	—	—
Interest rate caps	(261)	—	—	—	—
Interest rate futures	141	(8)	—	(4)	—
Equity futures	(146)	(5)	(124)	—	—
Foreign currency swaps	74	—	—	—	—
Foreign currency forwards	269	40	—	—	—
Currency options	5	(1)	—	—	(4)
Equity options	431	14	—	—	—
Interest rate options	59	—	—	(4)	—
Interest rate forwards	9	—	—	(94)	—
Variance swaps	164	5	—	—	—
Credit default swaps	25	1	—	—	—
Total rate of return swaps	10	—	—	—	—

Total	$2,842	$51	$(85)	$292	$(4)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures; changes in estimated fair value related to derivatives held in relation to trading portfolios; and changes in estimated fair value related to derivatives held within contractholder-directed unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Changes in estimated fair value related to economic hedges of foreign currency exposure associated with the Company’s international subsidiaries.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7,780 million and $5,089 million at September 30, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2011, the Company would have paid $119 million to terminate all of these contracts, and at December 31, 2010, the Company would have received $62 million to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount
	Fair Value	of Future	Weighted	Fair Value	of Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$820	3.7	$5	$470	3.8
Credit default swaps referencing indices	(32)	2,813	3.2	45	2,928	3.7

Subtotal	(29)	3,633	3.4	50	3,398	3.7

Baa
Single name credit default swaps (corporate)	(34)	1,320	4.3	5	735	4.3
Credit default swaps referencing indices	(54)	2,772	5.1	7	931	5.0

Subtotal	(88)	4,092	4.8	12	1,666	4.7

Ba
Single name credit default swaps (corporate)	(1)	30	3.9	—	25	4.4
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	(1)	30	3.9	—	25	4.4

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	(1)	25	5.0	—	—	—

Subtotal	(1)	25	5.0	—	—	—

Total	$(119)	$7,780	4.1	$62	$5,089	4.1

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7,780 million and $5,089 million from the table above were $130 million and $120 million at September 30, 2011 and December 31, 2010, respectively.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $9,130 million and $2,625 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $2,141 million and $984 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2011, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of		Fair Value of Incremental
		Collateral Provided:		Collateral Provided Upon:
					Downgrade in the
				One Notch	Company’s Credit Rating
				Downgrade	to a Level that Triggers
	Estimated			in the	Full Overnight
	Fair Value (1) of			Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity		Credit	Termination of
	Liability Position	Securities (2)	Cash (3)	Rating	the Derivative Position
	(In millions)

September 30, 2011:
Derivatives subject to credit-
contingent provisions	$377	$288	$—	$54	$140
Derivatives not subject to credit- contingent provisions	13	11	—	—	—

Total	$390	$299	$—	$54	$140

December 31, 2010:
Derivatives subject to credit-
contingent provisions	$1,167	$1,024	$—	$99	$231
Derivatives not subject to credit- contingent provisions	22	—	43	—	—

Total	$1,189	$1,024	$43	$99	$231

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2011 was $763 million. At September 30, 2011, the Company provided securities collateral of $288 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2011 would be $475 million. This amount does not consider gross derivative assets of $386 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At both September 30, 2011 and December 31, 2010, the Company pledged securities collateral for exchange-traded futures and options of $40 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures and options of $690 million and $662 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$353	$185
Options embedded in debt or equity securities	(62)	(57)
Other	3	—

Net embedded derivatives within asset host contracts	$294	$128

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$2,683	$370
Assumed guaranteed minimum benefits (1)	2,119	2,186
Other	79	78

Net embedded derivatives within liability host contracts	$4,881	$2,634

(1)	Assumed reinsurance contracts of guaranteed minimum benefits related to GMWBs and GMABs of the Japanese joint venture interest, which was sold during the second quarter of 2011, have been separately presented in the current period. See Note 2. Comparative prior year balances, which were previously presented in direct guaranteed minimum benefits, have been conformed to the current period presentation.

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Net derivative gains (losses) (1)	$(2,308)	$83	$(1,759)	$(1,594)
Policyholder benefits and claims	$113	$—	$105	$46

(1)	The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $1,952 million and $1,986 million for the three months and nine months ended September 30, 2011, respectively, and ($291) million and $399 million for the three months and nine months ended September 30, 2010, respectively.

5.	Fair Value

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$99,204	$7,371	$106,575
Foreign corporate securities	—	58,793	4,729	63,522
Foreign government securities	68	49,002	3,889	52,959
RMBS	25	41,256	612	41,893
U.S. Treasury and agency securities	21,724	20,079	31	41,834
CMBS	—	18,753	832	19,585
ABS	—	11,649	2,769	14,418
State and political subdivision securities	—	13,088	53	13,141
Other fixed maturity securities	—	—	—	—

Total fixed maturity securities	21,817	311,824	20,286	353,927

Equity securities:
Common stock	875	1,097	239	2,211
Non-redeemable preferred stock	—	398	509	907

Total equity securities	875	1,495	748	3,118

Trading and other securities:
Actively Traded Securities	—	413	2	415
FVO general account securities	—	242	27	269
FVO contractholder-directed unit-linked investments	7,332	9,279	1,263	17,874
FVO securities held by CSEs	—	140	—	140

Total trading and other securities	7,332	10,074	1,292	18,698
Short-term investments (1)	4,507	10,159	626	15,292
Mortgage loans:
Mortgage loans held by CSEs	—	3,227	—	3,227
Mortgage loans held-for-sale (2)	—	2,560	30	2,590

Total mortgage loans	—	5,787	30	5,817
Other invested assets:
MSRs	—	—	686	686
Other investments	361	119	—	480
Derivative assets: (3)
Interest rate contracts	31	10,082	321	10,434
Foreign currency contracts	1	1,618	67	1,686
Credit contracts	—	370	16	386
Equity market contracts	164	2,697	917	3,778

Total derivative assets	196	14,767	1,321	16,284

Total other invested assets	557	14,886	2,007	17,450
Net embedded derivatives within asset host contracts (4)	—	2	354	356
Separate account assets (5)	27,622	162,169	1,708	191,499

Total assets	$62,710	$516,396	$27,051	$606,157

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$109	$2,267	$23	$2,399
Foreign currency contracts	1	1,096	—	1,097
Credit contracts	—	127	46	173
Equity market contracts	19	204	67	290

Total derivative liabilities	129	3,694	136	3,959
Net embedded derivatives within liability host contracts (4)	—	19	4,862	4,881
Long-term debt of CSEs	—	3,045	112	3,157
Trading liabilities (6)	64	3	—	67

Total liabilities	$193	$6,761	$5,110	$12,064

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$84,623	$7,149	$91,772
Foreign corporate securities	—	62,162	5,726	67,888
Foreign government securities	149	38,719	3,134	42,002
RMBS	274	43,037	1,422	44,733
U.S. Treasury and agency securities	14,602	18,623	79	33,304
CMBS	—	19,664	1,011	20,675
ABS	—	10,142	4,145	14,287
State and political subdivision securities	—	10,083	46	10,129
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	15,025	287,056	22,716	324,797

Equity securities:
Common stock	831	1,094	268	2,193
Non-redeemable preferred stock	—	504	905	1,409

Total equity securities	831	1,598	1,173	3,602

Trading and other securities:
Actively Traded Securities	—	453	10	463
FVO general account securities	—	54	77	131
FVO contractholder-directed unit-linked investments	6,270	10,789	735	17,794
FVO securities held by CSEs	—	201	—	201

Total trading and other securities	6,270	11,497	822	18,589
Short-term investments (1)	3,026	4,681	858	8,565
Mortgage loans:
Mortgage loans held by CSEs	—	6,840	—	6,840
Mortgage loans held-for-sale (2)	—	2,486	24	2,510

Total mortgage loans	—	9,326	24	9,350
Other invested assets:
MSRs	—	—	950	950
Other investments	373	121	—	494
Derivative assets: (3)
Interest rate contracts	131	3,583	39	3,753
Foreign currency contracts	2	1,711	74	1,787
Credit contracts	—	125	50	175
Equity market contracts	23	1,757	282	2,062

Total derivative assets	156	7,176	445	7,777

Total other invested assets	529	7,297	1,395	9,221
Net embedded derivatives within asset host contracts (4)	—	—	185	185
Separate account assets (5)	25,566	155,589	1,983	183,138

Total assets	$51,247	$477,044	$29,156	$557,447

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$35	$1,598	$125	$1,758
Foreign currency contracts	—	1,372	1	1,373
Credit contracts	—	101	6	107
Equity market contracts	10	1,174	140	1,324

Total derivative liabilities	45	4,245	272	4,562
Net embedded derivatives within liability host contracts (4)	—	11	2,623	2,634
Long-term debt of CSEs	—	6,636	184	6,820
Trading liabilities (6)	46	—	—	46

Total liabilities	$91	$10,892	$3,079	$14,062

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At September 30, 2011 and December 31, 2010, certain non-derivative hedging instruments of $0 and $185 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances in the consolidated balance sheets. At September 30, 2011, fixed maturity securities and equity securities also included embedded derivatives of $3 million and ($65) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $5 million and ($62) million, respectively.

(5)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(6)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.

See Note 3 for discussion of CSEs included in the tables above.

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

While certain investments have been classified as Level 1 from the use of unadjusted quoted prices for identical investments supported by high volumes of trading activity and narrow bid/ask spreads, most investments have been classified as Level 2 because the significant inputs used to measure the fair value on a recurring basis of the same or similar investment are market observable or can be corroborated using market observable information for the full term of the investment. Level 3 investments include those where estimated fair values are based on significant unobservable inputs that are supported by little or no market activity and may reflect management’s own assumptions about what factors market participants would use in pricing these investments.

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

Transfers between Levels 1 and 2:

During the three months and nine months ended September 30, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the three months and nine months ended September 30, 2011, transfers into Level 3 for fixed maturity securities of $862 million and $604 million, respectively, and transfers into Level 3 for separate account assets of $11 million and $18 million, respectively, were principally comprised of certain RMBS, foreign government securities and ABS. During the three months and nine months ended September 30, 2010, transfers into Level 3 for fixed maturity securities of $367 million and $1,475 million, respectively, and transfers into Level 3 for separate account assets of $9 million and $31 million, respectively, were principally comprised of certain RMBS and U.S. and foreign corporate securities.

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

During the three months and nine months ended September 30, 2011, transfers out of Level 3 for fixed maturity securities of $1,432 million and $4,718 million, respectively, and transfers out of Level 3 for separate account assets of $176 million and $258 million, respectively, were principally comprised of certain ABS, RMBS and U.S. and foreign corporate securities. During the nine months ended September 30, 2011, transfers out of Level 3 for derivatives of $101 million were principally comprised of interest rate swaps, foreign currency forwards, and equity options. There were no transfers out of Level 3 for derivatives for the three months ended September 30, 2011. During the three months and nine months ended September 30, 2010, transfers out of Level 3 for fixed maturity securities of $1,240 million and $1,413 million, respectively, and transfers out of Level 3 for separate account assets of $75 million and $224 million, respectively, were principally comprised of certain U.S. and foreign corporate securities, ABS and RMBS.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$6,871	$5,844	$3,161	$434	$26	$781	$2,451	$89	$2
Total realized/unrealized gains
(losses) included in:
Earnings: (1),(2)
Net investment income	4	9	9	—	—	5	8	—	—
Net investment gains (losses)	26	2	(206)	—	—	(1)	(5)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	227	(120)	302	17	2	(1)	(58)	(1)	—
Purchases (3)	455	199	427	170	—	115	469	11	—
Sales (3)	(185)	(447)	(30)	(10)	(3)	(57)	(133)	(1)	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	172	498	1	6	1	184	—	—
Transfers out of Level 3 (4)	(27)	(930)	(272)	—	—	(11)	(147)	(45)	—

Balance, end of period	$7,371	$4,729	$3,889	$612	$31	$832	$2,769	$53	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$4	$8	$9	$—	$—	$6	$8	$—	$—
Net investment gains (losses)	$(3)	$(5)	$(205)	$—	$—	$(2)	$(7)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5), (6)
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$305	$654	$2	$54	$623	$732	$32	$964
Total realized/unrealized gains
(losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(12)	(5)	(1)	—	—
Net investment gains (losses)	3	7	—	—	—	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(292)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(25)	(69)	—	—	—	(1)	—	—
Purchases (3)	14	—	—	—	1,026	266	2	—
Sales (3)	(14)	(84)	—	—	(297)	(368)	—	—
Issuances (3)	—	—	—	—	—	—	—	46
Settlements (3)	—	—	—	—	—	—	(2)	(32)
Transfers into Level 3 (4)	—	1	—	—	—	—	4	—
Transfers out of Level 3 (4)	(44)	—	—	(15)	(84)	(1)	(5)	—

Balance, end of period	$239	$509	$2	$27	$1,263	$626	$30	$686

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$(11)	$(4)	$(1)	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(280)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest	Foreign		Equity	Net	Separate	Long-term
	Rate	Currency	Credit	Market	Embedded	Account	Debt of	Trading
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	CSEs	Liabilities
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)	$—
Total realized/unrealized gains
(losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	3	(1)	—
Net derivative gains (losses)	21	2	(76)	677	(2,314)	—	—	—
Other revenues	68	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	115	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	317	—	15	1	(114)	—	—	—
Purchases (3)	(1)	16	—	119	—	187	—	—
Sales (3)	—	—	—	—	—	(152)	—	—
Issuances (3)	—	—	—	(4)	—	—	—	—
Settlements (3)	(41)	—	(11)	2	(121)	(1)	23	—
Transfers into Level 3 (4)	1	—	—	—	—	11	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(176)	—	—

Balance, end of period	$298	$67	$(30)	$850	$(4,508)	$1,708	$(112)	$—

Changes in unrealized gains (losses)
relating to assets and liabilities still held
at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$17	$2	$(76)	$677	$(2,319)	$—	$—	$—
Other revenues	$79	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$115	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended September 30, 2010:
Balance, beginning of period	$7,173	$4,552	$257	$1,852	$37	$270	$3,489	$101	$5
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	6	7	2	(5)	—	1	8	—	—
Net investment gains (losses)	(20)	(25)	1	(6)	—	(2)	(17)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	196	301	25	68	1	13	104	(3)	—
Purchases, sales, issuances and settlements (3)	67	132	6	379	—	(7)	160	9	—
Transfers into Level 3 (4)	119	52	—	161	21	9	5	—	—
Transfers out of Level 3 (4)	(686)	(240)	—	(155)	—	(3)	(101)	(55)	—

Balance, end of period	$6,855	$4,779	$291	$2,294	$59	$281	$3,648	$52	$5

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$4	$5	$2	$(5)	$—	$1	$8	$—	$—
Net investment gains (losses)	$(30)	$(29)	$—	$—	$—	$(3)	$(9)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5), (6)
	(In millions)

Three Months Ended September 30, 2010:
Balance, beginning of period	$161	$845	$7	$29	$—	$52	$26	$660
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	9	—	2	—	—
Net investment gains (losses)	(1)	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(91)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	14	56	—	—	—	—	—	—
Purchases, sales, issuances and settlements (3)	(6)	7	13	—	—	156	—	138
Transfers into Level 3 (4)	2	—	—	35	—	—	4	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	(2)	—

Balance, end of period	$170	$909	$20	$73	$—	$210	$27	$707

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$9	$—	$2	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(74)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest	Foreign		Equity	Net	Separate	Long-term
	Rate	Currency	Credit	Market	Embedded	Account	Debt of	Trading
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	CSEs (10)	Liabilities
	(In millions)

Three Months Ended September 30, 2010:
Balance, beginning of period	$61	$28	$31	$633	$(3,296)	$1,604	$(221)	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(2)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	47	37	—
Net derivative gains (losses)	2	46	12	(169)	134	—	—	—
Other revenues	14	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	(1)	—	—	—	—	—	—
Other comprehensive income (loss)	16	—	10	4	(98)	—	—	—
Purchases, sales, issuances and settlements (3)	12	(5)	(7)	8	(74)	62	—	(2)
Transfers into Level 3 (4)	—	—	—	—	—	9	—	—
Transfers out of Level 3 (4)	—	(8)	—	—	—	(75)	—	—

Balance, end of period	$105	$60	$46	$474	$(3,334)	$1,647	$(184)	$(2)

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$(2)	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$37	$—
Net derivative gains (losses)	$1	$37	$12	$(169)	$126	$—	$—	$—
Other revenues	$63	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$1,422	$79	$1,011	$4,145	$46	$4
Total realized/unrealized gains
(losses) included in:
Earnings: (1), (2)
Net investment income	8	22	38	(1)	—	21	27	—	—
Net investment gains (losses)	14	(20)	(220)	(1)	—	67	(34)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	372	44	332	33	2	50	46	(8)	—
Purchases (3)	1,016	1,571	1,164	206	—	287	799	11	—
Sales (3)	(674)	(1,770)	(411)	(127)	(1)	(584)	(591)	(4)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	43	165	91	81	6	85	123	10	—
Transfers out of Level 3 (4)	(557)	(1,009)	(239)	(1,001)	(55)	(105)	(1,746)	(2)	(4)

Balance, end of period	$7,371	$4,729	$3,889	$612	$31	$832	$2,769	$53	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$7	$22	$36	$(1)	$—	$19	$27	$—	$—
Net investment gains (losses)	$(30)	$(20)	$(209)	$(1)	$—	$(2)	$(22)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5), (6)
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(3)	61	3	—	—
Net investment gains (losses)	7	(63)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(2)	(310)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(12)	31	—	—	—	7	—	—
Purchases (3)	53	4	—	1	1,032	562	3	—
Sales (3)	(21)	(379)	(8)	(33)	(447)	(798)	—	—
Issuances (3)	—	—	—	—	—	—	1	138
Settlements (3)	—	—	—	—	—	—	(3)	(92)
Transfers into Level 3 (4)	1	11	—	—	123	—	9	—
Transfers out of Level 3 (4)	(57)	—	—	(15)	(241)	(4)	(2)	—

Balance, end of period	$239	$509	$2	$27	$1,263	$626	$30	$686

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$(5)	$55	$(2)	$—	$—
Net investment gains (losses)	$(4)	$(19)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$(298)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest	Foreign		Equity	Net	Separate	Long-term
	Rate	Currency	Credit	Market	Embedded	Account	Debt of	Trading
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	CSEs	Liabilities
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(3)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	48	(8)	—
Net derivative gains (losses)	25	(1)	(70)	568	(1,722)	—	—	—
Other revenues	75	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	107	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	325	—	13	—	(116)	—	—	—
Purchases (3)	(1)	21	—	225	—	422	—	—
Sales (3)	—	—	—	—	—	(502)	—	—
Issuances (3)	—	—	(3)	(4)	—	—	—	—
Settlements (3)	(40)	—	(13)	(3)	(339)	(3)	80	—
Transfers into Level 3 (4)	—	—	(1)	—	—	18	—	—
Transfers out of Level 3 (4)	—	(26)	—	(75)	—	(258)	—	—

Balance, end of period	$298	$67	$(30)	$850	$(4,508)	$1,708	$(112)	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(8)	$—
Net derivative gains (losses)	$14	$(1)	$(70)	$569	$(1,738)	$—	$—	$—
Other revenues	$80	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$107	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
					U.S.			State and	Other
	U.S.	Foreign	Foreign		Treasury			Political	Fixed
	Corporate	Corporate	Government		and Agency			Subdivision	Maturity
	Securities	Securities	Securities	RMBS	Securities	CMBS	ABS	Securities	Securities
	(In millions)

Nine Months Ended September 30, 2010:
Balance, beginning of period	$6,694	$5,244	$378	$1,840	$37	$139	$2,703	$69	$6
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	21	10	2	21	—	1	27	—	—
Net investment gains (losses)	(15)	(42)	(5)	(6)	—	(3)	(67)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	461	374	53	121	3	72	301	4	1
Purchases, sales, issuances and settlements (3)	(648)	(619)	19	195	(3)	(24)	831	9	(2)
Transfers into Level 3 (4)	616	363	—	253	22	128	93	—	—
Transfers out of Level 3 (4)	(274)	(551)	(156)	(130)	—	(32)	(240)	(30)	—

Balance, end of period	$6,855	$4,779	$291	$2,294	$59	$281	$3,648	$52	$5

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$11	$9	$6	$21	$—	$1	$26	$—	$—
Net investment gains (losses)	$(44)	$(45)	$—	$—	$—	$(3)	$(54)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
					FVO
		Non-		FVO	Contractholder-
		redeemable	Actively	General	directed		Mortgage
	Common	Preferred	Traded	Account	Unit-linked	Short-term	Loans Held-	MSRs
	Stock	Stock	Securities	Securities	Investments	Investments	for-sale	(5), (6)
	(In millions)

Nine Months Ended September 30, 2010:
Balance, beginning of period	$136	$1,102	$32	$51	$—	$18	$25	$878
Total realized/unrealized gains
(losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	3	—	2	—	—
Net investment gains (losses)	1	48	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(329)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	4	24	—	—	—	—	—	—
Purchases, sales, issuances and settlements (3)	35	(259)	(12)	—	—	190	—	158
Transfers into Level 3 (4)	2	—	—	37	—	—	10	—
Transfers out of Level 3 (4)	(8)	(6)	—	(18)	—	—	(7)	—

Balance, end of period	$170	$909	$20	$73	$—	$210	$27	$707

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$3	$—	$2	$—	$—
Net investment gains (losses)	$(2)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(294)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest	Foreign		Equity	Net	Separate	Long-term
	Rate	Currency	Credit	Market	Embedded	Account	Debt of	Trading
	Contracts	Contracts	Contracts	Contracts	Derivatives (8)	Assets (9)	CSEs (10)	Liabilities
	(In millions)

Nine Months Ended September 30, 2010:
Balance, beginning of period	$7	$108	$42	$199	$(1,455)	$1,797	$—	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	6	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	91	48	—
Net derivative gains (losses)	36	32	(10)	243	(1,542)	—	—	—
Other revenues	61	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	46	—	—	—
Other expenses	—	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	13	—	27	9	(163)	—	—	—
Purchases, sales, issuances and
settlements (3)	(12)	(54)	(13)	17	(220)	(48)	(232)	(2)
Transfers into Level 3 (4)	—	—	—	—	—	31	—	—
Transfers out of Level 3 (4)	—	(22)	—	—	—	(224)	—	—

Balance, end of period	$105	$60	$46	$474	$(3,334)	$1,647	$(184)	$(2)

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$5	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$48	$—
Net derivative gains (losses)	$36	$31	$(9)	$250	$(1,556)	$—	$—	$—
Other revenues	$66	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$46	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other revenues. Lapses associated with embedded derivatives are included within net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months and nine months ended September 30, 2011, fees attributed to net embedded derivatives are included within settlements. For the three months and nine months ended September 30, 2010, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and/or out of Level 3 in the same period are excluded from the rollforward.

(5)	The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $46 million and ($32) million, respectively, for the three months ended September 30, 2011 and $138 million and ($92) million, respectively, for the nine months ended

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

September 30, 2011. The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $169 million and ($31) million, respectively, for the three months ended September 30, 2010 and $275 million and ($117) million, respectively, for the nine months ended September 30, 2010.

(6)	The changes in estimated fair value due to changes in valuation model inputs or assumptions were ($292) million and ($310) million for the three months and nine months ended September 30, 2011, respectively. The changes in estimated fair value due to changes in valuation model inputs or assumptions were ($91) million and ($329) million for the three months and nine months ended September 30, 2010, respectively. For all periods, there was no other change in estimated fair value affecting MSRs.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(10)	The long-term debt of the CSEs at January 1, 2010 is reported within the purchases, sales, issuances and settlements caption of the rollforward.

FVO — Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the FVO at:

	September 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$2,469	$2,473
Excess of estimated fair value over unpaid principal balance	121	37

Carrying value at estimated fair value	$2,590	$2,510

Loans in non-accrual status	$3	$2
Loans more than 90 days past due	$3	$3
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(1)	$(1)

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$(1)	$(3)	$(1)
Other changes in estimated fair value	174	139	353	400

Total gains (losses) recognized in other revenues	$174	$138	$350	$399

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FVO — CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the FVO at:

	September 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$3,063	$6,636
Excess of estimated fair value over unpaid principal balance	164	204

Carrying value at estimated fair value	$3,227	$6,840

The following table presents the long-term debt carried under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	September 30, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$2,993	$6,619
Excess of estimated fair value over contractual principal balance	164	201

Carrying value at estimated fair value	$3,157	$6,820

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

	Three Months Ended September 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$289	$245	$(44)	$93	$93	$—
Held-for-sale	71	68	(3)	27	28	1

Mortgage loans, net	$360	$313	$(47)	$120	$121	$1

Other limited partnership interests (2)	$5	$3	$(2)	$3	$1	$(2)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—
Goodwill (4)	$65	$—	$(65)	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans: (1)
Held-for-investment	$273	$245	$(28)	$90	$93	$3
Held-for-sale	72	68	(4)	28	28	—

Mortgage loans, net	$345	$313	$(32)	$118	$121	$3

Other limited partnership interests (2)	$18	$13	$(5)	$28	$18	$(10)
Real estate joint ventures (3)	$—	$—	$—	$33	$8	$(25)
Goodwill (4)	$65	$—	$(65)	$—	$—	$—

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $1 million and $25 million at September 30, 2011 and 2010, respectively.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at September 30, 2011. Unfunded commitments for these investments were $7 million at September 30, 2010.

(4)	Goodwill — As discussed in Note 6, the Company recorded an impairment of goodwill associated with MetLife Bank, National Association (“MetLife Bank”). This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis were as follows:

	September 30, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
			(In millions)

Assets:
Mortgage loans: (1)
Held-for-investment		$55,982	$58,397		$52,136	$53,927
Held-for-sale		1,150	1,150		811	811

Mortgage loans, net		$57,132	$59,547		$52,947	$54,738
Policy loans		$11,932	$13,889		$11,761	$13,253
Real estate joint ventures (2)		$532	$603		$451	$482
Other limited partnership interests (2)		$1,340	$1,658		$1,539	$1,619
Short-term investments (3)		$621	$621		$819	$819
Other invested assets (2)		$1,453	$1,453		$1,490	$1,490
Cash and cash equivalents		$10,001	$10,001		$12,957	$12,957
Accrued investment income		$4,793	$4,793		$4,328	$4,328
Premiums, reinsurance and other receivables (2)		$4,849	$5,376		$3,752	$4,048
Other assets (2)		$433	$482		$466	$453
Assets of subsidiaries held-for-sale (2)		$3,291	$3,291		$3,068	$3,068
Liabilities:
Policyholder account balances (2)		$146,652	$153,778		$146,822	$152,745
Payables for collateral under securities loaned and other transactions		$34,933	$34,933		$27,272	$27,272
Bank deposits		$10,685	$10,754		$10,316	$10,371
Short-term debt		$451	$451		$306	$306
Long-term debt (2),(4)		$21,560	$22,991		$20,734	$21,892
Collateral financing arrangements		$5,297	$4,647		$5,297	$4,757
Junior subordinated debt securities		$3,192	$3,219		$3,191	$3,461
Other liabilities (2)		$4,790	$4,793		$2,777	$2,777
Separate account liabilities (2)		$48,650	$48,650		$42,160	$42,160
Liabilities of subsidiaries held-for-sale (2)		$130	$130		$105	$105
Commitments: (5)
Mortgage loan commitments	$3,743	$—	$4	$3,754	$—	$(17)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,855	$—	$33	$2,437	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Mortgage loans held-for-investment as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs, which are accounted for under the FVO.

Mortgage loans held-for-sale as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include residential mortgage loans held-for-sale that are accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above does not include long-term debt of CSEs, which is accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Other Assets

Other assets in the preceding table are primarily composed of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution. The amounts excluded from the preceding table are not considered financial instruments subject to disclosure.

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

Bank Deposits

Due to the frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using discount rates based on the LIBOR/swap curve at the date of the valuation.

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights, contractual interest rates in relation to current market rates, the structuring of the arrangement, and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

Other Liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements and amounts payable under certain assumed reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For these reinsurance payables, the estimated fair value is determined as the present value of expected future cash flows under the related contracts, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

Separate Account Liabilities

Separate account liabilities included in the preceding table represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance, funding agreements related to group life contracts, and certain contracts that provide for benefit funding.

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

6.	Goodwill

MetLife, Inc. has announced that it is exploring the sale of MetLife Bank’s depository and forward mortgage origination businesses. As a result of these announcements, in September 2011, the Company performed a goodwill impairment test on MetLife Bank, which is a separate reporting unit within Banking, Corporate & Other. A comparison of the fair value of the reporting unit, using a market multiple approach, to its carrying value indicated a potential for goodwill impairment. A further comparison of the implied fair value of the reporting unit’s goodwill with its carrying amount indicated that the entire amount of goodwill associated with MetLife Bank was impaired. Consequently, the Company recorded a $65 million impairment of goodwill that is reflected as a net investment loss in the third quarter of 2011. The implied fair value of the reporting unit’s goodwill was determined by valuing the reporting unit’s balance sheet principally using the valuation methodologies described in Note 5 under “— Recurring Fair Value Measurements” and “— Fair Value of Financial Instruments.” The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2011 based upon data at June 30, 2011. Such tests indicated that this goodwill was not impaired. Management continues to evaluate current market conditions that may affect the estimated fair value of these reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

At September 30, 2011, the Company’s accumulated goodwill impairment loss was $65 million. During the nine months ended September 30, 2011, the effect of foreign currency translation and other was a $290 million increase to the gross amount of goodwill.

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

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	September 30, 2011	December 31, 2010
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,184	$43,456
Other policy-related balances	336	316
Policyholder dividends payable	618	579
Policyholder dividend obligation	2,782	876
Current income tax payable	—	178
Other liabilities	692	627

Total closed block liabilities	47,612	46,032

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $26,966 and $27,067, respectively)	30,540	28,768
Equity securities available-for-sale, at estimated fair value (cost: $42 and $110, respectively)	34	102
Mortgage loans	6,165	6,253
Policy loans	4,645	4,629
Real estate and real estate joint ventures held-for-investment	335	328
Short-term investments	—	1
Other invested assets	744	729

Total investments	42,463	40,810
Cash and cash equivalents	297	236
Accrued investment income	534	518
Premiums, reinsurance and other receivables	89	95
Current income tax recoverable	36	—
Deferred income tax assets	396	474

Total assets designated to the closed block	43,815	42,133

Excess of closed block liabilities over assets designated to the closed block	3,797	3,899

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $1,249 and $594, respectively	2,321	1,101
Unrealized gains (losses) on derivative instruments, net of income tax of $7 and $5, respectively	13	10
Allocated to policyholder dividend obligation, net of income tax of ($974) and ($307), respectively	(1,808)	(569)

Total amounts included in accumulated other comprehensive income (loss)	526	542

Maximum future earnings to be recognized from closed block assets and liabilities	$4,323	$4,441

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months	Year
	Ended	Ended
	September 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$876	$—
Change in unrealized investment and derivative gains (losses)	1,906	876

Balance, end of period	$2,782	$876

Information regarding the closed block revenues and expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Revenues
Premiums	$554	$593	$1,657	$1,776
Net investment income	553	571	1,698	1,714
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(5)	(8)	(23)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	—	—	—
Other net investment gains (losses)	23	3	40	42

Total net investment gains (losses)	22	(2)	32	19
Net derivative gains (losses)	17	(36)	3	(22)

Total revenues	1,146	1,126	3,390	3,487

Expenses
Policyholder benefits and claims	731	758	2,166	2,262
Policyholder dividends	304	329	897	974
Other expenses	48	50	146	151

Total expenses	1,083	1,137	3,209	3,387

Revenues, net of expenses before provision for income tax expense (benefit)	63	(11)	181	100
Provision for income tax expense (benefit)	25	(5)	63	32

Revenues, net of expenses and provision for income tax expense (benefit)	$38	$(6)	$118	$68

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The change in the maximum future earnings of the closed block was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Balance, end of period	$4,323	$4,519	$4,323	$4,519
Balance, beginning of period	4,361	4,513	4,441	4,587

Change during period	$(38)	$6	$(118)	$(68)

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

8.	Long-term and Short-term Debt

The following represents significant changes in debt from the amounts reported in Note 11 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. See Note 3 for discussion of long-term debt of CSEs.

Advances from the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of New York (“FHLB of NY”) and held $226 million and $187 million of common stock of the FHLB of NY at September 30, 2011 and December 31, 2010, respectively, which is included in equity securities. MetLife Bank has also entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $4.6 billion and $3.8 billion at September 30, 2011 and December 31, 2010, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the nine months ended September 30, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $1.3 billion and $1.6 billion, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $690 million and $219 million related to long-term borrowings for the nine months ended September 30, 2011 and 2010, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities with estimated fair values of $7.7 billion and $7.8 billion at September 30, 2011 and December 31, 2010, respectively.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at September 30, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2011, the Company had outstanding $2.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.9 billion at September 30, 2011.

On August 12, 2011, the 364-day, $1.0 billion senior unsecured credit agreement entered into in October 2010 by the Holding Company and MetLife Funding, Inc., a subsidiary, was amended and restated to provide a five-year,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$3.0 billion senior unsecured credit facility. Concurrently, the Holding Company and MetLife Funding, Inc. elected to reduce the outstanding commitments under the three-year, $3.0 billion senior unsecured credit facility entered into in October 2010 to $1.0 billion with no change to the original maturity of October 2013. Proceeds under both credit agreements are available to be used for general corporate purposes (including, in the case of loans made under the facilities, to back up commercial paper and, in the case of letters of credit issued under the facilities, to support variable annuity policy and reinsurance reserve requirements). The Company incurred costs of $9 million related to the amended and restated credit facilities, which have been capitalized and included in other assets. These costs will be amortized over the amended terms of the facilities. Due to the reduction in total capacity of the three-year facility, the Company subsequently expensed $4 million of the remaining deferred financing costs associated with the October 2010 credit agreement, which are included in other expenses.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At September 30, 2011, the Company had outstanding $6.0 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.6 billion at September 30, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc., a captive reinsurance subsidiary. This facility was canceled on July 1, 2011.

9.	Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2011. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of September 30, 2011, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $355 million.

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

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the nine months ended September 30, 2011 and 2010, MLIC received approximately 3,750 and 4,800 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2011.

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

These consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. The Company is unable to estimate the reasonably possible loss or range of loss arising from the MetLife Bank regulatory matters. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint sought injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the U.S. Homer City OL6 LLC is a defendant in this action. On October 12, 2011, the court issued an order dismissing the Government’s lawsuit with prejudice. On October 13, 2011, the court issued an order dismissing the federal claims in the putative class actions with prejudice and dismissing the state law claims in the putative class actions without prejudice to re-file in state court. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida.  In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

Unclaimed Property Inquiries.  More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

Sales Practices Regulatory Matters.  Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut, New England Life Insurance Company and General American Life Insurance Company, and four Company broker-dealers, which are MetLife Securities, Inc., New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

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

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008).  This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special or confidential relationship claim to go forward. On September 9, 2010, the court granted MLIC’s motion for summary judgment. Plaintiffs appealed this order to the United States Court of Appeals for the Ninth Circuit, which will hear oral argument on the appeal on November 17, 2011.

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed December 4, 2008).  This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On August 5, 2011, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the complaint. Plaintiffs have filed a petition for a rehearing or rehearing en banc with the Second Circuit.

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

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011).  This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, and unfair trade practices, based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. MLIC has removed the case to federal court based upon complete ERISA preemption of the state law claims and on September 19, 2011, filed a motion to dismiss.

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

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006).  In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming MLIC as a party. In August, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Italy Fund Redemption Suspension Complaints and Litigation.  As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. The formal investigation opened by the Milan public prosecutor, into the actions of ALIL employees, as well as of employees of ALIL’s major distributor, has been dismissed by the court. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.8 billion at both September 30, 2011 and December 31, 2010. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $6.3 billion and $2.5 billion at September 30, 2011 and December 31, 2010, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.7 billion and $3.8 billion at September 30, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion and $2.4 billion at September 30, 2011 and December 31, 2010, respectively.

Guarantees

During the nine months ended September 30, 2011, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both September 30, 2011 and December 31, 2010 for indemnities, guarantees and commitments.

10.	Employee Benefit Plans

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)

Service costs	$64	$45	$190	$133	$4	$4	$13	$13
Interest costs	104	99	314	298	27	28	81	84
Expected return on plan assets	(112)	(113)	(339)	(337)	(19)	(19)	(58)	(59)
Settlement and curtailment costs	—	1	—	8	—	—	—	—
Amortization of net actuarial (gains) losses	49	49	146	147	11	9	32	28
Amortization of prior service costs (credit)	1	2	3	5	(27)	(21)	(81)	(62)

Net periodic benefit costs	$106	$83	$314	$254	$(4)	$1	$(13)	$4

The components of net periodic benefit costs amortized from accumulated other comprehensive income (loss) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)

Amortization of net actuarial (gains) losses	$49	$49	$146	$147	$11	$9	$32	$28
Amortization of prior service costs (credit)	1	2	3	5	(27)	(21)	(81)	(62)

Subtotal	50	51	149	152	(16)	(12)	(49)	(34)
Deferred income tax expense (benefit)	(18)	(17)	(52)	(53)	6	3	17	29

Components of net periodic benefit costs amortized from accumulated other comprehensive income (loss), net of income tax	$32	$34	$97	$99	$(10)	$(9)	$(32)	$(5)

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report, no contributions are required to be made to the Subsidiaries’ U.S. qualified pension plans during 2011; however, during the third quarter of 2011, $200 million of discretionary contributions were made by the Subsidiaries to those plans. The Subsidiaries do not expect to make any further discretionary contributions to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the U.S. pension plans during 2011. The Subsidiaries fund benefit payments for their U.S. non-qualified pension and other postretirement plans as due through their general assets. At September 30, 2011, $43 million have been contributed to its non-U.S. pension plans.

11.	Equity

Convertible Preferred Stock

In connection with the financing of the Acquisition, in November 2010, MetLife, Inc. issued to AM Holdings 6,857,000 shares of convertible preferred stock with a $0.01 par value per share, a liquidation preference of $0.01 per share, and a fair value of $2,805 million. On March 8, 2011, MetLife, Inc. repurchased and canceled all of the convertible preferred stock for $2,951 million in cash, which resulted in a preferred stock redemption premium of $146 million. See Note 2.

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

The performance factor was 0.90 for the January 1, 2008 — December 31, 2010 performance period. This factor has been applied to the 824,825 Performance Shares associated with that performance period that vested on December 31, 2010 and, as a result, 742,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued (aside from shares that payees earlier chose to defer) during the second quarter of 2011.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Other Expenses

Information on other expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Compensation	$1,326	$831	$3,982	$2,553
Pension, postretirement & postemployment benefit costs	99	98	289	285
Commissions	1,771	870	4,774	2,509
Volume-related costs	109	93	283	286
Interest credited to bank deposits	26	33	72	108
Capitalization of DAC	(1,852)	(766)	(5,119)	(2,255)
Amortization of DAC and VOBA	1,858	573	4,295	2,184
Amortization of negative VOBA	(170)	—	(536)	—
Interest expense on debt and debt issue costs	425	397	1,260	1,136
Premium taxes, licenses & fees	206	132	483	382
Professional services	336	255	1,019	684
Rent, net of sublease income	99	75	319	221
Other	780	398	2,289	1,237

Total other expenses	$5,013	$2,989	$13,410	$9,330

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

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings
per common share	1,060,199,513	875,782,191	1,059,253,798	840,375,518
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	—	2,188,593	—
Exercise or issuance of stock-based awards	6,001,186	7,317,973	7,221,794	6,950,540

Weighted average common stock outstanding for diluted
earnings per common share	1,066,200,699	883,100,164	1,068,664,185	847,326,058

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$3,572	$317	$5,825	$2,681
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(6)	4	(6)	(7)
Less: Preferred stock dividends	30	30	91	91
Preferred stock redemption premium	—	—	146	—

Income (loss) from continuing operations, net of income tax,
available to MetLife, Inc.’s common shareholders	$3,548	$283	$5,594	$2,597

Basic	$3.35	$0.33	$5.29	$3.09

Diluted	$3.33	$0.32	$5.24	$3.07

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$4	$3	$(6)	$20
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$4	$3	$(6)	$20

Basic	$—	$—	$(0.01)	$0.02

Diluted	$—	$—	$(0.01)	$0.02

Net Income (Loss):
Net income (loss)	$3,576	$320	$5,819	$2,701
Less: Net income (loss) attributable to noncontrolling interests	(6)	4	(6)	(7)
Less: Preferred stock dividends	30	30	91	91
Preferred stock redemption premium	—	—	146	—

Net income (loss) available to MetLife, Inc.’s common
shareholders	$3,552	$286	$5,588	$2,617

Basic	$3.35	$0.33	$5.28	$3.11

Diluted	$3.33	$0.32	$5.23	$3.09

(1)	See Note 14 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the Company’s common equity units.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Business Segment Information

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In the first quarter of 2011, the Company began reporting the results from its international operations in two separate segments to reflect a change in the manner in which the financial results are reviewed and evaluated by executive management. The assets, liabilities and the operating results relating to the Acquisition are included in the Japan and Other International Regions segments. In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank and other business activities. Prior period results have been adjusted to conform to this revised presentation of segments.

Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life products. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health products and services include dental insurance, short- and long-term disability, long-term care and other insurance products. Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment. Such products were previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $7 million of operating earnings, net of $4 million of income tax, and $18 million of operating earnings, net of $10 million of income tax, for the three months and nine months ended September 30, 2010, respectively, to reflect such product reclassifications.

Japan life insurance products include whole life, term life, variable life and universal life products. Japan also provides accident and health insurance, fixed and variable annuities and endowment products. These products are offered to both individuals and groups. Other International Regions provides life insurance, accident and health insurance, non-medical health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit- linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims and policyholder dividends exclude: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been increased by $82 million, net of $44 million of income tax, and $11 million, net of $6 million of income tax, for the three months and nine months ended September 30, 2010, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Banking, Corporate & Other for the three months and nine months ended September 30, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended September 30, 2011	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
						(In millions)

Revenues
Premiums	$4,159	$393	$724	$760	$6,036	$1,601	$1,702	$3,303	$3	$9,342	$—	$9,342
Universal life and investment-type product policy fees	566	620	69	—	1,255	220	433	653	—	1,908	90	1,998
Net investment income	1,526	800	1,289	50	3,665	540	550	1,090	297	5,052	(795)	4,257
Other revenues	216	77	61	8	362	5	40	45	308	715	5	720
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(55)	(55)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	4,196	4,196

Total revenues	6,467	1,890	2,143	818	11,318	2,366	2,725	5,091	608	17,017	3,441	20,458

Expenses
Policyholder benefits and claims and policyholder dividends	4,816	585	1,287	613	7,301	999	1,315	2,314	4	9,619	(218)	9,401
Interest credited to policyholder account balances	255	408	327	—	990	401	146	547	—	1,537	(799)	738
Interest credited to bank deposits	—	—	—	—	—	—	—	—	26	26	—	26
Capitalization of DAC	(213)	(478)	(6)	(121)	(818)	(619)	(415)	(1,034)	—	(1,852)	—	(1,852)
Amortization of DAC and VOBA	186	347	4	114	651	318	268	586	—	1,237	621	1,858
Amortization of negative VOBA	—	—	—	—	—	(135)	(16)	(151)	—	(151)	(19)	(170)
Interest expense on debt	—	—	2	—	2	—	—	—	326	328	97	425
Other expenses	1,016	867	126	200	2,209	909	1,074	1,983	438	4,630	96	4,726

Total expenses	6,060	1,729	1,740	806	10,335	1,873	2,372	4,245	794	15,374	(222)	15,152

Provision for income tax expense (benefit)	142	57	139	(10)	328	178	90	268	(162)	434	1,300	1,734

Operating earnings	$265	$104	$264	$22	$655	$315	$263	$578	$(24)	1,209

Adjustments to:
Total revenues										3,441
Total expenses										222
Provision for income tax (expense) benefit										(1,300)

Income (loss) from continuing operations, net of income tax										$3,572		$3,572

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Three Months Ended September 30, 2010	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
							(In millions)

Revenues
Premiums	$4,234	$227	$402	$740	$5,603	$—	$878	$878	$3	$6,484	$—	$6,484
Universal life and investment-type product policy fees	539	500	58	—	1,097	—	301	301	—	1,398	54	1,452
Net investment income	1,515	856	1,216	51	3,638	—	451	451	225	4,314	50	4,364
Other revenues	185	56	59	8	308	—	7	7	309	624	—	624
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(342)	(342)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	(244)	(244)

Total revenues	6,473	1,639	1,735	799	10,646	—	1,637	1,637	537	12,820	(482)	12,338

Expenses
Policyholder benefits and claims and policyholder dividends	4,685	378	963	506	6,532	—	763	763	(4)	7,291	409	7,700
Interest credited to policyholder account balances	243	394	380	—	1,017	—	242	242	—	1,259	5	1,264
Interest credited to bank deposits	—	—	—	—	—	—	—	—	33	33	—	33
Capitalization of DAC	(204)	(270)	(6)	(118)	(598)	—	(168)	(168)	—	(766)	—	(766)
Amortization of DAC and VOBA	221	153	4	110	488	—	104	104	(1)	591	(18)	573
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	—	2	1	—	3	—	(1)	(1)	292	294	103	397
Other expenses	998	615	113	200	1,926	—	506	506	278	2,710	42	2,752

Total expenses	5,943	1,272	1,455	698	9,368	—	1,446	1,446	598	11,412	541	11,953

Provision for income tax expense (benefit)	185	129	98	20	432	—	2	2	(14)	420	(352)	68

Operating earnings	$345	$238	$182	$81	$846	$—	$189	$189	$(47)	988

Adjustments to:
Total revenues										(482)
Total expenses										(541)
Provision for income tax (expense) benefit										352

Income (loss) from continuing operations, net of income tax										$317		$317

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Nine Months Ended September 30, 2011	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
						(In millions)

Revenues
Premiums	$12,619	$839	$1,796	$2,243	$17,497	$4,720	$4,966	$9,686	$7	$27,190	$—	$27,190
Universal life and investment-type product policy fees	1,695	1,828	181	—	3,704	609	1,339	1,948	—	5,652	204	5,856
Net investment income	4,627	2,378	3,925	154	11,084	1,496	1,510	3,006	924	15,014	(345)	14,669
Other revenues	620	227	182	23	1,052	18	108	126	692	1,870	8	1,878
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(309)	(309)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	4,233	4,233

Total revenues	19,561	5,272	6,084	2,420	33,337	6,843	7,923	14,766	1,623	49,726	3,791	53,517

Expenses
Policyholder benefits and claims and policyholder dividends	14,115	1,362	3,400	1,864	20,741	2,967	3,635	6,602	7	27,350	147	27,497
Interest credited to policyholder account balances	742	1,196	992	—	2,930	1,158	441	1,599	—	4,529	(425)	4,104
Interest credited to bank deposits	—	—	—	—	—	—	—	—	72	72	—	72
Capitalization of DAC	(643)	(1,195)	(24)	(343)	(2,205)	(1,660)	(1,254)	(2,914)	—	(5,119)	—	(5,119)
Amortization of DAC and VOBA	631	783	14	336	1,764	981	868	1,849	—	3,613	682	4,295
Amortization of negative VOBA	—	—	—	—	—	(422)	(57)	(479)	—	(479)	(57)	(536)
Interest expense on debt	—	1	6	—	7	—	2	2	970	979	281	1,260
Other expenses	3,079	2,329	363	591	6,362	2,502	3,185	5,687	1,086	13,135	303	13,438

Total expenses	17,924	4,476	4,751	2,448	29,599	5,526	6,820	12,346	2,135	44,080	931	45,011

Provision for income tax expense (benefit)	573	279	466	(51)	1,267	467	301	768	(406)	1,629	1,052	2,681

Operating earnings	$1,064	$517	$867	$23	$2,471	$850	$802	$1,652	$(106)	4,017

Adjustments to:
Total revenues										3,791
Total expenses										(931)
Provision for income tax (expense) benefit										(1,052)

Income (loss) from continuing operations, net of income tax										$5,825		$5,825

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	U.S. Business					International
			Corporate	Auto			Other		Banking,
	Insurance	Retirement	Benefit	&			International		Corporate			Total
Nine Months Ended September 30, 2010	Products	Products	Funding	Home	Total	Japan	Regions	Total	& Other	Total	Adjustments	Consolidated
						(In millions)

Revenues
Premiums	$12,874	$730	$1,547	$2,177	$17,328	$—	$2,522	$2,522	$6	$19,856	$—	$19,856
Universal life and investment-type product policy fees	1,634	1,474	169	—	3,277	—	902	902	—	4,179	160	4,339
Net investment income	4,514	2,550	3,641	156	10,861	—	1,153	1,153	691	12,705	40	12,745
Other revenues	562	159	181	14	916	—	12	12	753	1,681	—	1,681
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(324)	(324)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	1,278	1,278

Total revenues	19,584	4,913	5,538	2,347	32,382	—	4,589	4,589	1,450	38,421	1,154	39,575

Expenses
Policyholder benefits and claims and policyholder dividends	14,253	1,207	3,115	1,506	20,081	—	2,279	2,279	(11)	22,349	510	22,859
Interest credited to policyholder account balances	714	1,205	1,099	—	3,018	—	433	433	—	3,451	3	3,454
Interest credited to bank deposits	—	—	—	—	—	—	—	—	108	108	—	108
Capitalization of DAC	(627)	(766)	(17)	(339)	(1,749)	—	(506)	(506)	—	(2,255)	—	(2,255)
Amortization of DAC and VOBA	666	594	12	328	1,600	—	313	313	(1)	1,912	272	2,184
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	—	4	3	—	7	—	2	2	815	824	312	1,136
Other expenses	3,021	1,784	346	572	5,723	—	1,489	1,489	825	8,037	120	8,157

Total expenses	18,027	4,028	4,558	2,067	28,680	—	4,010	4,010	1,736	34,426	1,217	35,643

Provision for income tax expense (benefit)	545	310	343	54	1,252	—	101	101	(185)	1,168	83	1,251

Operating earnings	$1,012	$575	$637	$226	$2,450	$—	$478	$478	$(101)	2,827

Adjustments to:
Total revenues										1,154
Total expenses										(1,217)
Provision for income tax (expense) benefit										(83)

Income (loss) from continuing operations, net of income tax										$2,681		$2,681

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Banking, Corporate & Other, at:

	September 30, 2011	December 31, 2010
	(In millions)

U.S. Business:
Insurance Products	$148,629	$141,366
Retirement Products	185,010	177,045
Corporate Benefit Funding	186,741	172,929
Auto & Home	5,965	5,541

Total	526,345	496,881

International:
Japan	104,493	87,416
Other International Regions	68,351	77,579

Total	172,844	164,995
Banking, Corporate & Other	86,041	69,030

Total	$785,230	$730,906

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

Operating revenues from U.S. operations were $11.7 billion and $34.2 billion for the three months and nine months ended September 30, 2011, each of which represented 69% of consolidated operating revenues. Operating revenues from U.S. operations were $11.1 billion and $33.3 billion for the three months and nine months ended September 30, 2010, each of which represented 87% of consolidated operating revenues.

15.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income (loss) from discontinued real estate operations, net of income tax, was $15 million and $65 million for the three months and nine months ended September 30, 2011, respectively, and ($5) million and $5 million for the three months and nine months ended September 30, 2010, respectively.

The carrying value of real estate related to discontinued operations was $7 million and $141 million at September 30, 2011 and December 31, 2010, respectively.

Operations

During the first quarter of 2011, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Taiwan, to a third party. See Note 2. The following tables present the amounts related to the operations and financial position of MetLife Taiwan, as well as the impairment loss on the Company’s investment in MetLife Taiwan, that have been reflected as discontinued operations in the interim condensed consolidated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

statements of operations and as assets and liabilities held-for-sale in the interim condensed consolidated balance sheets:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Total revenues	$101	$102	$337	$296
Total expenses	115	98	329	282

Income (loss) before provision for income tax	(14)	4	8	14
Provision for income tax expense (benefit)	(3)	2	5	5

Income (loss) from operations of discontinued operations, net of income tax	(11)	2	3	9
Net investment gain (loss), net of income tax	—	—	(74)	—

Income (loss) from discontinued operations, net of income tax	$(11)	$2	$(71)	$9

	September 30, 2011	December 31, 2010
	(In millions)

Total assets held-for-sale	$3,421	$3,331
Total liabilities held-for-sale	$3,221	$3,043
Major classes of assets and liabilities included above:
Total investments	$3,089	$2,726
Total future policy benefits	$2,661	$2,461

16.	Subsequent Event

On October 25, 2011, the Company’s Board of Directors approved an annual dividend for 2011 of $0.74 per common share payable on December 14, 2011 to stockholders of record as of November 9, 2011. The Company estimates the aggregate dividend payment to be $787 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, and operating earnings available to common shareholders should not be viewed as substitutes for GAAP revenues, GAAP expenses, GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings and operating earnings available to common shareholders to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings and operating earnings available to common shareholders. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been increased by $82 million, net of $44 million of income tax, and $11 million, net of $6 million of income tax, for the three months and nine months ended September 30, 2010, respectively.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In addition, the Company reports certain of its results of operations in Banking, Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) and other business activities. On October 12, 2011, MetLife, Inc. announced that, in addition to its previously announced decision in July 2011 to explore a sale of MetLife Bank’s depository business, the Company will also explore a sale of MetLife Bank’s forward mortgage origination business. MetLife Bank began originating forward and reverse mortgages in 2008 through its home loans division. MetLife’s home loans division will continue to originate forward mortgages while the business is being marketed for sale. The Company also plans to continue its residential mortgage servicing operations.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). ALICO’s fiscal year-end is November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of ALICO as of August 31, 2011 and the operating results of ALICO for the three months and nine months ended August 31, 2011.

In the first quarter of 2011, the Company began reporting the results from its international operations in two separate segments to reflect a change in the manner in which the financial results are reviewed and evaluated by executive management. The assets, liabilities and the operating results relating to the Acquisition are included in the Japan and Other International Regions segments. Prior period results have been adjusted to conform to this revised presentation of segments.

In the fourth quarter of 2010, management realigned certain income annuity products within the Company’s segments to better conform to the way it manages and assesses its business and began reporting such product results in the Retirement Products segment. Such products were previously reported in the Corporate Benefit Funding segment. Accordingly, prior period results for these segments have been adjusted by $7 million of operating earnings, net of $4 million of income tax, and $18 million of operating earnings, net of $10 million of income tax, for the three months and nine months ended September 30, 2010, respectively, to reflect such product reclassifications.

Despite equity market declines in the current quarter, positive equity market performance in previous periods, combined with increased sales of our variable annuity products, drove higher average separate account balances compared to the prior period, which resulted in an increase in policy fee income. The equity market decline triggered an acceleration of DAC amortization which essentially offset the increase in policy fee income. We continue to experience an increase in market share and sales in some of our businesses, in part, from a flight to quality in the industry. In addition, during the third quarter of 2011, we experienced favorable changes in net derivative gains (losses) and net investment gains (losses). These positive factors were partially offset by a charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company (“Death Master File”), expenses incurred related to a liquidation plan filed by the New York State Department of Financial Services (the “Department of Financial Services”) for Executive Life Insurance Company of New York (“ELNY”) and severe storm activity in the U.S., including the impact of Hurricane Irene, all affecting the third quarter of 2011 (collectively, the “Third Quarter 2011 Events”). In addition, the demand for certain of our products was further affected by the unstable economic environment, including high levels of unemployment.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Income (loss) from continuing operations, net of income tax	$3,572	$317	$5,825	$2,681
Less: Net investment gains (losses)	(55)	(342)	(309)	(324)
Less: Net derivative gains (losses)	4,196	(244)	4,233	1,278
Less: Other adjustments to continuing operations (1)	(478)	(437)	(1,064)	(1,017)
Less: Provision for income tax (expense) benefit	(1,300)	352	(1,052)	(83)

Operating earnings	1,209	988	4,017	2,827
Less: Preferred stock dividends	30	30	91	91

Operating earnings available to common shareholders	$1,179	$958	$3,926	$2,736

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended September 30, 2011, income (loss) from continuing operations, net of income tax, increased $3.3 billion to $3.6 billion from $317 million in the comparable 2010 period. The change was predominantly due to a $4.4 billion favorable change in net derivative gains (losses), before income tax, a $287 million favorable change in net investment gains (losses), before income tax, and a $221 million favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition.

The favorable change in net derivative gains (losses) of $2.9 billion was primarily driven by favorable changes in freestanding derivatives, partially offset by unfavorable changes in embedded derivatives. The favorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and volatility, falling long-term and mid-term interest rates, the strengthening of the U.S. dollar and the Japanese yen against other currencies, and widening credit spreads in the financial services sector. The favorable change in net investment gains (losses) reflects net gains on the sales of certain real estate investments.

The Acquisition drove most of the $221 million increase in operating earnings available to common shareholders. Despite equity market declines in the current quarter, positive equity market performance in previous periods, combined with increased sales of our variable annuity products, drove higher average separate account balances compared to the prior period which resulted in an increase in policy fee income, offset by the Third Quarter 2011 Events.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2011, income (loss) from continuing operations, net of income tax, increased $3.1 billion to $5.8 billion from $2.7 billion in the comparable 2010 period. The change was predominantly due to a $3.0 billion favorable change in net derivative gains (losses), before income tax, and a $1.2 billion favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition.

The favorable change in net derivative gains (losses) of $1.9 billion was primarily driven by favorable changes in freestanding derivatives, partially offset by unfavorable changes in embedded derivatives. The favorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and volatility, falling long-term interest rates, and widening credit spreads in the financial services sector.

The Acquisition drove most of the $1.2 billion increase in operating earnings available to common shareholders. We also benefited from increased policy fee income as growth in the variable annuity business and the improvement in the financial markets drove a higher level of average separate account balances. The current period was negatively impacted by the Third Quarter 2011 Events, as well as the impact of the March 2011 earthquake and tsunami in Japan.

Consolidated Company Outlook

In 2011, we continue to expect a significant improvement in the operating earnings of the Company over 2010, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2011 of 33%, which is mainly attributable to the Acquisition. The remaining increase is expected to be driven by:

•	Increases in our International businesses from continuing organic growth throughout our various geographic regions;

•	Higher fees earned on separate accounts primarily due to favorable net flows of variable annuities, which are expected to remain strong in the remainder of 2011, thereby increasing the value of those separate accounts; and

•	Growth within our pension closeouts business.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2011.

•	Focus on expense management. We continue to focus on expense control throughout the Company, specifically managing the costs associated with the integration of ALICO.

•	Performance of the investment portfolio. Although the market environment remains challenging, we expect the performance on our investment portfolio in 2011 with respect to both income and realized gains and losses will generally be higher than the results achieved in 2010.

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

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption has adversely affected the financial services industry, in particular.

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain were also recently downgraded. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. Although the recent downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. See “— Investments — Current Environment” for further information about European region support programs announced in July 2011 and October 2011 and ratings actions.

In September 2011, the Federal Open Market Committee announced a program, known as “Operation Twist.” See “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position” and “— Investments — Current Environment.”

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

As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board. In August 2011, the Federal Reserve pledged to keep interest rates at record low at least through mid-2013 in order to revive the slow recovery from stressed economic conditions.

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

Regulatory Changes.  The U.S. life insurance industry is regulated at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Also see “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, will significantly change financial regulation in the U.S. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the oversight body of the Basel Committee on Banking Supervision announced in December 2010 increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Dodd-Frank and Basel III.

Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on the investments, investment activities, banking activities and insurance and annuity products of the Company will remain unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” Under Dodd-Frank, as a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial institution, MetLife, Inc. will be subject to enhanced prudential standards imposed on systemically important financial institutions. Enhanced standards will be applied to Tier 1 and total risk-based capital, liquidity, leverage (unless another, similar standard is appropriate for the Company), resolution plan and credit exposure reporting, concentration limits, and risk management. The so-called “Volcker Rule” provisions of Dodd-Frank restrict the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” MetLife, Inc. announced its intention to sell MetLife Bank’s depository and forward mortgage origination businesses, relinquish its bank charter (subject to regulatory approval) and, as a result, no longer be regulated as a bank holding company. Once MetLife, Inc. is no longer a bank holding company with assets of $50 billion or more, restrictions applicable to bank holding companies, including the “Volcker Rule,” would be inapplicable to the Company; however, MetLife, Inc. could still be subject to enhanced prudential standards if it is designated as a systemically important financial institution. It is unclear whether the Volcker Rule will apply to systemically important non-bank financial companies. The Financial Stability Oversight Council issued a notice of proposed rulemaking on October 11, 2011, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision as a systemically important financial institution. It is not clear when these assessments will be complete or whether the Company will be so designated.

Mortgage and Foreclosure-Related Exposures.  In 2008, MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans or compensate for losses upon demand by the investor due to defects in servicing of the loan or a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). Since the 2008 acquisitions, MetLife Bank has originated and sold mortgages primarily to FNMA, FHLMC and Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99% of MetLife Bank’s $88 billion servicing portfolio consists of Agency Investors’ product. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $62 billion of loans originated by MetLife Bank (all of which have been originated since August 2008). Reserves for representation and warranty repurchases and indemnifications were $65 million and $56 million at September 30, 2011 and December 31, 2010, respectively. MetLife Bank is also exposed to losses due to servicing deficiencies on loans originated and sold, as well as servicing acquired, to the extent such servicing deficiencies occurred after the date of acquisition. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. It is also possible that additional state or federal authorities may pursue similar investigations or make related inquiries. MetLife Bank has had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices.

These consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business.

On October 12, 2011, MetLife, Inc. announced that it was exploring the sale of MetLife Bank’s forward mortgage origination business. MetLife, Inc. had previously announced in July 2011 that it was exploring the sale of MetLife Bank’s depository business. Such sales may not relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

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

Acquisitions and Dispositions

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses. Sales of our domestic annuity products were up 79% driven by an increase in variable annuity sales compared with the prior period. Even with the impact of the March 2011 earthquake and tsunami, our sales results in Japan are stronger than anticipated and continue to show steady growth and improvement across essentially all distribution channels. Market penetration continues in our pension closeout business in the U.K.; however, although improving, our domestic pension closeout business has been adversely impacted by a combination of poor equity market returns and lower interest rates. Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. While we experienced growth in our traditional life and universal life businesses, sales of group life and non-medical health products declined. Policy sales in auto and homeowner products decreased as the housing and automobile markets remained sluggish. We experienced steady growth and improvement in sales of the majority of our products abroad. The residential mortgage refinance market declined in comparison to the third quarter of 2010. Our forward mortgage origination business grew as a result of growth initiatives and the current low interest rate environment.

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$9,342	$6,484	$2,858	44.1%
Universal life and investment-type product policy fees	1,998	1,452	546	37.6%
Net investment income	4,257	4,364	(107)	(2.5)%
Other revenues	720	624	96	15.4%
Net investment gains (losses)	(55)	(342)	287	83.9%
Net derivative gains (losses)	4,196	(244)	4,440	1,819.7%

Total revenues	20,458	12,338	8,120	65.8%

Expenses
Policyholder benefits and claims and policyholder dividends	9,401	7,700	1,701	22.1%
Interest credited to policyholder account balances	738	1,264	(526)	(41.6)%
Interest credited to bank deposits	26	33	(7)	(21.2)%
Capitalization of DAC	(1,852)	(766)	(1,086)	(141.8)%
Amortization of DAC and VOBA	1,858	573	1,285	224.3%
Amortization of negative VOBA	(170)	—	(170)
Interest expense on debt	425	397	28	7.1%
Other expenses	4,726	2,752	1,974	71.7%

Total expenses	15,152	11,953	3,199	26.8%

Income (loss) from continuing operations before provision for income tax	5,306	385	4,921	1,278.2%
Provision for income tax expense (benefit)	1,734	68	1,666	2,450.0%

Income (loss) from continuing operations, net of income tax	3,572	317	3,255	1,026.8%
Income (loss) from discontinued operations, net of income tax	4	3	1	33.3%

Net income (loss)	3,576	320	3,256	1,017.5%
Less: Net income (loss) attributable to noncontrolling interests	(6)	4	(10)	(250.0)%

Net income (loss) attributable to MetLife, Inc.	3,582	316	3,266	1,033.5%
Less: Preferred stock dividends	30	30	—	—%
Preferred stock redemption premium	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$3,552	$286	$3,266	1,142.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended September 30, 2011, income (loss) from continuing operations, net of income tax, increased $3.3 billion to $3.6 billion primarily driven by a favorable change in net derivative gains (losses) and decreased investment losses, both net of related adjustments, principally associated with DAC and VOBA amortization. In addition, operating earnings increased, reflecting the impact of the Acquisition.

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

The favorable change in net derivative gains (losses) of $2.9 billion, from losses of $159 million in the third quarter of 2010 to gains of $2.7 billion in the comparable 2011 period, was driven by a favorable change in freestanding derivatives of $4.4 billion which was partially offset by an unfavorable change in embedded derivatives of $1.5 billion primarily associated with variable annuity minimum benefit guarantees.

The $4.4 billion favorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and volatility, falling long-term and mid-term interest rates, a strengthening of the U.S. dollar and the Japanese yen against other currencies, and widening credit spreads in the financial services sector. The impact of equity market movements and volatility in the current period compared to the prior period had a positive impact of $2.1 billion on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Long-term and mid-term interest rates fell more in the current period than in the prior period which had a positive impact of $1.6 billion on our interest rate derivatives, $581 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a positive impact of $600 million related to hedges of foreign-currency exposures, $123 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Finally, widening credit spreads in the financial securities sector had a positive impact of $223 million on our purchased protection credit derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $1.5 billion unfavorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $2.7 billion and an unfavorable change in other unhedged non-market risks of $352 million, partially offset by a favorable change in unhedged risks for changes in the adjustment for nonperformance risk of $1.5 billion. The aforementioned $2.7 billion change in embedded derivatives, attributable to changes in market factors, was largely offset by gains on freestanding derivatives that hedge these risks, which are described in the preceding paragraphs.

In July 2011 and October 2011, the Company announced that it was exploring the sale of MetLife Bank’s depository and forward mortgage origination businesses, respectively. As a result of these announcements, we incurred losses of $119 million for the three months ended September 30, 2011, relating to the impairment of the goodwill associated with MetLife Bank of $42 million included within net investment gains (losses) and the de-designation of certain cash flow hedges at MetLife Bank of $77 million included within net derivative gains (losses), all net of income tax.

The favorable change in net investment losses reflects net gains on the sales of certain real estate investments, partially offset by impairments on sovereign fixed maturity securities and goodwill.

Income tax expense for the three months ended September 30, 2011 was $1,734 million, or 33% of income (loss) from continuing operations, before provision for income tax, compared with $68 million, or 18% of income (loss) from continuing operations, before provision for income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations, before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $221 million to $1,179 million in the third quarter of 2011 from $958 million in the comparable 2010 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Three Months Ended September 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,250	$668	$584	$15	$341	$730	$(16)	$3,572
Less: Net investment gains (losses)	15	21	86	(4)	(21)	(240)	88	(55)
Less: Net derivative gains (losses)	1,597	956	407	(7)	101	1,172	(30)	4,196
Less: Other adjustments to continuing operations (1)	(97)	(110)	—	—	(42)	(157)	(72)	(478)
Less: Provision for income tax (expense) benefit	(530)	(303)	(173)	4	(12)	(308)	22	(1,300)

Operating earnings	$265	$104	$264	$22	$315	$263	(24)	1,209

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(54)	$1,179

Three Months Ended September 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$401	$184	$99	$76	$—	$(135)	$(308)	$317
Less: Net investment gains (losses)	69	5	54	(3)	—	(239)	(228)	(342)
Less: Net derivative gains (losses)	86	116	(193)	(4)	—	(109)	(140)	(244)
Less: Other adjustments to continuing operations (1)	(70)	(203)	10	—	—	(145)	(29)	(437)
Less: Provision for income tax (expense) benefit	(29)	28	46	2	—	169	136	352

Operating earnings	$345	$238	$182	$81	$—	$189	(47)	988

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(77)	$958

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended September 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$8,036	$2,894	$2,674	$807	$2,097	$3,180	$770	$20,458
Less: Net investment gains (losses)	15	21	86	(4)	(21)	(240)	88	(55)
Less: Net derivative gains (losses)	1,597	956	407	(7)	101	1,172	(30)	4,196
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	16	—	—	—	—	—	—	16
Less: Other adjustments to revenues (1)	(59)	27	38	—	(349)	(477)	104	(716)

Total operating revenues	$6,467	$1,890	$2,143	$818	$2,366	$2,725	$608	$17,017

Total expenses	$6,114	$1,866	$1,778	$806	$1,566	$2,052	$970	$15,152
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	56	395	—	—	20	—	—	471
Less: Other adjustments to expenses (1)	(2)	(258)	38	—	(327)	(320)	176	(693)

Total operating expenses	$6,060	$1,729	$1,740	$806	$1,873	$2,372	$794	$15,374

Three Months Ended September 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$6,591	$1,746	$1,642	$792	$—	$1,278	$289	$12,338
Less: Net investment gains (losses)	69	5	54	(3)	—	(239)	(228)	(342)
Less: Net derivative gains (losses)	86	116	(193)	(4)	—	(109)	(140)	(244)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	—	—	—
Less: Other adjustments to revenues (1)	(37)	(14)	46	—	—	(11)	120	104

Total operating revenues	$6,473	$1,639	$1,735	$799	$—	$1,637	$537	$12,820

Total expenses	$5,976	$1,461	$1,491	$698	$—	$1,580	$747	$11,953
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	28	9	—	—	—	—	—	37
Less: Other adjustments to expenses (1)	5	180	36	—	—	134	149	504

Total operating expenses	$5,943	$1,272	$1,455	$698	$—	$1,446	$598	$11,412

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the third quarter of 2011.

The increase in operating earnings includes the impact of the Acquisition, which is reflected in both Japan and Other International Regions. Despite equity market declines in the current quarter, positive equity market performance in previous periods, combined with increased sales of our variable annuity products, drove higher average separate account balances compared to the prior period, which resulted in an increase in policy fee income. The equity market decline triggered an acceleration of DAC amortization which essentially offset the increase in policy fee income. Results for the current period were negatively impacted by the Third Quarter 2011 Events. Changes in foreign currency exchange rates had a slightly positive impact on results compared to the prior period.

The increase in our average separate account balances was largely attributable to positive net cash flows from the annuity business and favorable equity market performance in the previous three quarters. The decline in the equity market performance in the current quarter caused a decrease in the average separate account balances largely offset by positive equity market performance from the previous three quarters. This resulted in higher policy fees and other revenues of $139 million, most notably in Retirement Products. Policy fees are typically calculated as a percentage of the average assets in the separate accounts.

Apart from an increase resulting from the Acquisition, DAC, VOBA and deferred sales inducements (“DSI”) amortization, increased $134 million during the current period compared to the prior period most notably in Retirement Products. During the third quarter of 2011, results reflected increased or accelerated amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the third quarter of 2011 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization.

Net investment income increased from growth in average invested assets, offset by lower yields. Growth in the investment portfolio was primarily due to the Acquisition and positive net cash flows in the majority of our domestic businesses, as well as continued growth in Other International Regions (excluding the impact of the Acquisition). These cash flows were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the acquired ALICO investment portfolio, which has a larger allocation to lower yielding government securities and shorter duration investments. In addition, yields were adversely impacted by the effects of lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. Also, yields were negatively impacted by lower returns on other limited partnership interests due to volatility in equity markets. These decreases in yield were partially offset by increased real estate joint venture yields from the positive effects of improving real estate markets period over period and an increase in mortgage loan prepayments. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in the current period, when compared to the prior period, as positive returns were incurred in the third quarter of 2010 from improving equity markets. The corresponding favorable impact is reflected in interest credited expense.

Unfavorable claims experience resulted in a $220 million reduction in operating earnings. In the current period, we incurred a $117 million charge to increase reserves in connection with our use of the Death Master File, impacting primarily Insurance Products. In addition, severe storm activity drove losses totaling $69 million in Auto & Home, which included the impact of Hurricane Irene.

Operating expenses increased due to the Acquisition and also increased as a result of higher variable expenses of $177 million, such as commissions, a portion of which is offset by DAC capitalization, and separate account advisory fees. The current period also includes expenses related to investment and growth in our international and banking businesses of $122 million. Additionally, the Company incurred expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the current period.

Interest expense on debt increased $22 million primarily as a result of the debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and Federal Home Loan Bank (“FHLB”) borrowings.

The Company benefited from a higher tax benefit of $68 million from the third quarter of 2010 primarily due to a higher utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,159	$4,234	$(75)	(1.8)%
Universal life and investment-type product policy fees	566	539	27	5.0%
Net investment income	1,526	1,515	11	0.7%
Other revenues	216	185	31	16.8%

Total operating revenues	6,467	6,473	(6)	(0.1)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,816	4,685	131	2.8%
Interest credited to policyholder account balances	255	243	12	4.9%
Capitalization of DAC	(213)	(204)	(9)	(4.4)%
Amortization of DAC and VOBA	186	221	(35)	(15.8)%
Other expenses	1,016	998	18	1.8%

Total operating expenses	6,060	5,943	117	2.0%

Provision for income tax expense (benefit)	142	185	(43)	(23.2)%

Operating earnings	$265	$345	$(80)	(23.2)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. Growth in our open block traditional life and universal life businesses was more than offset by declines in our group life and non-medical health business, as well as the expected run-off from our closed block business. Our dental business benefited from higher enrollment and certain pricing actions, but this was more than offset by a decline in revenues from our disability business. This reduction was mainly due to net customer cancellations and lower covered lives. Our long-term care (“LTC”) revenues were flat period over period, consistent with the discontinuance of the sale of this coverage at the end of 2010.

The primary driver of the decrease in operating earnings was unfavorable claims experience.

Claims experience varied amongst our businesses with a net unfavorable impact of $139 million to operating earnings. This was driven primarily by an adjustment to reserves of $109 million, in connection with the Company’s use of the Death Master File, in our group and individual life businesses. Results of our traditional life business in the prior period included a favorable reserve refinement of $24 million. The mortality ratios for group life and individual life are both 99% in the current period. Excluding the impact of these adjustments, the mortality ratios for group life and individual life are 88% and 87%, respectively. While these are comparable with the prior period mortality ratios of 89% and 87%, respectively, certain of our individual and group life businesses experienced less favorable mortality in the current period. Partially offsetting these negative impacts to operating earnings were more favorable morbidity results, specifically, in our disability and dental businesses, which had favorable claims experience. Our disability business also benefited from higher net closures.

Higher net investment income of $7 million was more than offset by a $21 million increase in both interest credited on long-duration contracts, which is reflected in the change in policyholder benefits and dividends, and interest credited on policyholder account balances. This increase in interest credited was primarily due to growth in future policyholder benefits in our LTC and traditional life businesses, together with growth in account balances mainly in our variable universal life business. The increase in net investment income was due to a $42 million increase from growth in average invested assets and a $35 million decrease from lower yields. Growth in the investment portfolio was due to positive cash flows from operations in most of our businesses and an increase in the size of our securities lending program. Cash flows from operations were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the effect of lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. Also, yields were negatively impacted by low returns on invested economic capital resulting from the current low interest rate environment. These decreases in yield were partially offset by increased real estate and real estate joint venture yields as a result of the positive effects of improving real estate markets period over period. To manage the needs of our intermediate- to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, structured securities (comprised of mortgage and asset-backed securities) and U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

Other expenses increased $12 million primarily due to a $19 million increase in commissions. This was partially offset by a $6 million decrease in premium taxes driven by tax credits realized this quarter. A portion of the commission increase is offset by DAC capitalization, which increased in total by $6 million. Approximately $17 million of the increase in other revenues represents commission income which is directly correlated with the aforementioned commission expense.

DAC amortization decreased $23 million largely due to the impact of a model refinement in the current and prior period. In addition, higher fees earned on several of our products, primarily our individual universal life product, contributed $19 million to operating earnings. In our traditional life business, policyholder dividends declined $14 million as a result of the reduction in the dividend scale, which was announced in the fourth quarter of 2010.

Retirement Products

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$393	$227	$166	73.1%
Universal life and investment-type product policy fees	620	500	120	24.0%
Net investment income	800	856	(56)	(6.5)%
Other revenues	77	56	21	37.5%

Total operating revenues	1,890	1,639	251	15.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	585	378	207	54.8%
Interest credited to policyholder account balances	408	394	14	3.6%
Capitalization of DAC	(478)	(270)	(208)	(77.0)%
Amortization of DAC and VOBA	347	153	194	126.8%
Interest expense on debt	—	2	(2)	(100.0)%
Other expenses	867	615	252	41.0%

Total operating expenses	1,729	1,272	457	35.9%

Provision for income tax expense (benefit)	57	129	(72)	(55.8)%

Operating earnings	$104	$238	$(134)	(56.3)%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the third quarter of 2011, overall annuity sales increased 79% compared to the third quarter of 2010. Variable annuity product sales reflected the introduction of a new, lower-risk variable annuity rider and changes in competitors’ offerings which, we believe, make our products more attractive. Surrender rates for both our variable and fixed annuities remained low during the current period which reinforces our belief that our customers continue to value our products compared to other alternatives in the marketplace.

In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses.

Interest rate and equity market changes were the primary drivers of the decrease in operating earnings, with the largest impact resulting from increased DAC, VOBA and DSI amortization and a decrease in net investment income, partially offset by higher policy fees and other revenues.

DAC, VOBA and DSI amortization increased $139 million during the third quarter of 2011 compared to the prior period. During the third quarter of 2011, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the third quarter of 2011 resulted in a decrease in the expected future gross profits, which triggered an acceleration of amortization.

Net investment income decreased $36 million due to a $56 million decrease from lower yields and a $20 million increase from growth in average invested assets. Yields were negatively impacted by new investment and the reinvestment in fixed maturity securities and mortgage loans during this lower interest rate environment. In addition, yields were negatively impacted by lower returns on other limited partnership interests due to volatility in equity markets. Also, yields were negatively impacted by lower returns on invested economic capital resulting from the current low interest rate environment. The decrease in yields was partially offset by increased real estate joint venture yields as a result of the positive effects of improving real estate markets period over period. Growth in the investment portfolio was due to positive cash flows from operations, which was invested primarily in fixed maturity securities. To manage the needs of our intermediate-to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured securities, mortgage loans, U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets, in order to provide additional diversification and opportunity for long-term yield enhancement. Consistent with yields on our investment portfolio, there has been a corresponding drop in our average crediting rates on fixed annuities, which resulted in a $15 million decrease in interest credited expense. However, this was more than offset by an increase of $24 million due to lower amortization of excess interest reserves and the impact of growth in our fixed annuity policyholder account balances. Amortization in the third quarter of 2010 was accelerated due to one large case surrender, resulting in lower interest credited expense in the prior year period.

Other expenses increased $163 million primarily due to a $161 million increase in variable expenses, such as commissions, separate account advisory fees and other volume-related costs associated with sales activity. The majority of this increase was offset by DAC capitalization.

An increase in average separate account balances was largely attributable to positive net cash flows from the annuity business and favorable equity market performance in the previous three quarters. The decline in the equity market performance in the current quarter caused a decrease in the average separate account balances largely offset by positive equity market performance from the previous three quarters. This resulted in higher policy fees and other revenues of $92 million. Policy fees are typically calculated as a percentage of the average assets in the separate account.

Corporate Benefit Funding

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$724	$402	$322	80.1%
Universal life and investment-type product policy fees	69	58	11	19.0%
Net investment income	1,289	1,216	73	6.0%
Other revenues	61	59	2	3.4%

Total operating revenues	2,143	1,735	408	23.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,287	963	324	33.6%
Interest credited to policyholder account balances	327	380	(53)	(13.9)%
Capitalization of DAC	(6)	(6)	—	—%
Amortization of DAC and VOBA	4	4	—	—%
Interest expense on debt	2	1	1	100.0%
Other expenses	126	113	13	11.5%

Total operating expenses	1,740	1,455	285	19.6%

Provision for income tax expense (benefit)	139	98	41	41.8%

Operating earnings	$264	$182	$82	45.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

Strong sales in our pension closeout and structured settlement businesses contributed to the increase in operating revenues in the 2011 period. Our pension closeouts business in the U.K. continues to expand as sales increased by $149 million, before income tax, in the current quarter. Our domestic pension closeouts sales have also improved in the current quarter as premiums increased by $67 million, before income tax. However, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, particularly in the U.S., which reduces our customers’ flexibility to engage in transactions such as pension closeouts. In addition, sales of structured settlement products increased $104 million, before income tax, over the 2010 period. For both the structured settlement and pension closeout businesses, the change in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

The primary drivers of the $82 million increase in operating earnings were higher net investment income and the impact of lower crediting rates.

Net investment income increased $47 million, reflecting a $33 million increase from growth in average invested assets and a $14 million increase from higher yields. Growth in the investment portfolio was due to an increase in the size of the securities lending program and increased issuances under funding agreements. Yields were positively impacted by improved yields on fixed maturity securities from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. These improvements in yields were partially offset by the negative impact of lower returns on invested economic capital resulting from the current low interest rate environment. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, U.S. Treasury and agency securities, structured securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets in order to provide additional diversification and opportunity for long-term yield enhancement. For our short-term obligations, we invest primarily in mortgage loans, structured securities, investment grade corporate fixed maturity securities and

U.S. Treasury and agency securities. The yields on these short-term investments have moved consistently with the underlying market indices on which they are based, primarily the London Inter-Bank Offered Rate (“LIBOR”) and the U.S. Treasury.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $34 million primarily due to lower crediting rates and lower policyholder account balances in our funding agreement and guaranteed interest contract businesses. The increase in average policyholder liabilities resulted in a $7 million increase in interest credited expense primarily related to the structured settlements business.

A charge for a liability refinement in our small business recordkeeping business in the prior period and favorable liability refinements in the current period resulted in a net increase to operating earnings of $11 million. However, the impact of these refinements was partially offset by the adjustment of reserves in connection with the Company’s use of the Death Master File in our post-retirement benefit business of $8 million.

Mortality experience was mixed and did not materially impact operating earnings.

Auto & Home

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$760	$740	$20	2.7%
Net investment income	50	51	(1)	(2.0)%
Other revenues	8	8	—	—%

Total operating revenues	818	799	19	2.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	613	506	107	21.1%
Capitalization of DAC	(121)	(118)	(3)	(2.5)%
Amortization of DAC and VOBA	114	110	4	3.6%
Other expenses	200	200	—	—%

Total operating expenses	806	698	108	15.5%

Provision for income tax expense (benefit)	(10)	20	(30)	(150.0)%

Operating earnings	$22	$81	$(59)	(72.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Policy sales decreased in the third quarter of 2011 as the housing and automobile markets remained sluggish. This was offset by increases in the average premium of new policies sold. New premium associated with sales activity on new policies decreased 2% for our homeowners business and increased 3% for our auto business in the third quarter of 2011 compared to the prior period. In addition, we experienced a decrease in earned exposures. These decreases were more than offset by an increase in average earned premiums per policy for both our homeowners and auto businesses in the third quarter of 2011 compared to the prior period.

The primary driver of the $59 million decrease in operating earnings was unfavorable claims experience. Catastrophe-related losses increased $62 million compared to the third quarter of 2010 mainly due to severe storm activity during the quarter, including the impact of Hurricane Irene. In addition, current period non-catastrophe claims costs increased $23 million as a result of higher claims frequencies in both our auto and homeowners businesses due primarily to non-catastrophe weather. Higher severities in our homeowners business resulted in a

$4 million increase in claims. The negative impact of these items was partially offset by additional favorable development of prior year losses of $16 million.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, to 105.7% in the third quarter of 2011 from 93.6% in the comparable 2010 period. The combined ratio, excluding catastrophes, was 88.0% in the third quarter of 2011 compared to 88.2% in the comparable 2010 period.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $18 million; however, the decrease in exposures resulted in a slight decrease in operating earnings as the reduction in premiums exceeded the reduction in claims. Exposures are primarily each automobile for the auto line of business and each residence for the homeowners line of business.

Japan

	Three Months
	Ended
	September 30,
	2011	2010	Change
	(In millions)

OPERATING REVENUES
Premiums	$1,601	$—	$1,601
Universal life and investment-type product policy fees	220	—	220
Net investment income	540	—	540
Other revenues	5	—	5

Total operating revenues	2,366	—	2,366

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	999	—	999
Interest credited to policyholder account balances	401	—	401
Capitalization of DAC	(619)	—	(619)
Amortization of DAC and VOBA	318	—	318
Amortization of negative VOBA	(135)	—	(135)
Other expenses	909	—	909

Total operating expenses	1,873	—	1,873

Provision for income tax expense (benefit)	178	—	178

Operating earnings	$315	$—	$315

Unless otherwise stated, all amounts discussed below are net of income tax.

Our Japan operation is comprised of the Japanese business acquired in the Acquisition and remains among the largest foreign life insurers in Japan. Through our Japan operation, we provide life insurance, accident and health insurance, annuities and endowment products to both individuals and groups.

The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Even with the impact of the earthquake and tsunami, our sales results are stronger than anticipated and continue to show steady growth and improvement across essentially all distribution channels, including captive agents, independent agents, brokers, bancassurance, and direct marketing. During the third quarter of 2011, the Company released $12 million of previously recorded liabilities and incurred $5 million of increased operating expenses related to the earthquake and tsunami.

Other International Regions

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,702	$878	$824	93.8%
Universal life and investment-type product policy fees	433	301	132	43.9%
Net investment income	550	451	99	22.0%
Other revenues	40	7	33	471.4%

Total operating revenues	2,725	1,637	1,088	66.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,315	763	552	72.3%
Interest credited to policyholder account balances	146	242	(96)	(39.7)%
Capitalization of DAC	(415)	(168)	(247)	(147.0)%
Amortization of DAC and VOBA	268	104	164	157.7%
Amortization of negative VOBA	(16)	—	(16)
Interest expense on debt	—	(1)	1	100.0%
Other expenses	1,074	506	568	112.3%

Total operating expenses	2,372	1,446	926	64.0%

Provision for income tax expense (benefit)	90	2	88	4,400.0%

Operating earnings	$263	$189	$74	39.2%

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the third quarter of 2011.

Sales results continue to show steady growth and improvement, with increases over the prior period in essentially all of our businesses. In the Asia Pacific region, sales continue to grow, driven by strong variable universal life sales, the launch of a whole life cancer product in Korea and higher group sales in the Australia business. In Latin America, accident and health sales increased throughout the region. In addition, there was strong retirement sales growth in Chile’s immediate annuity products and for Afore in Mexico. Europe experienced higher credit life sales and had continued growth in variable annuity business.

Reported operating earnings increased by $74 million over the prior period, reflecting the addition of the ALICO operations other than Japan. The positive impact of changes in foreign currency exchange rates improved reported earnings by $6 million for the third quarter of 2011 compared to the prior period.

In addition to the increase in operating earnings due to the ALICO operations other than Japan, operating earnings in Mexico increased primarily due to an increase in policy fees on our universal life products and growth in our institutional business. Operating earnings in Chile increased mainly due to growth in our institutional business. In addition, operating earnings in Argentina increased primarily from a tax benefit in the current period. Operating earnings in Korea increased mainly due to business growth in the life business and lower DAC amortization. Operating earnings in Australia increased primarily due to a tax benefit in the current period and a decrease in operating earnings attributable to a change in product feature in the prior period. These increases were partially offset by a decrease in tax benefits resulting from the reversal of benefits received in the first and second quarters of 2010 for the non-renewal of a foreign controlled corporation tax provision, as well as a change in liabilities for tax uncertainties. The Japan reinsurance business decreased earnings primarily due to market performance. The impact of the sale of the Company’s interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”) on April 1, 2011 decreased operating results as no earnings were recognized in the current period.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in average invested assets reflects the Acquisition and growth in our businesses. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in the current period, when compared to the prior period, as positive returns were incurred in the third quarter of 2010 from recovering equity markets. The corresponding favorable impact is reflected in interest credited expense. The decrease in yields reflects the decreased operating joint venture returns from the sale of MSI MetLife in the second quarter of 2011, the Acquisition, as ALICO’s acquired investment portfolio has a larger allocation to lower yielding government securities, and the net impact of higher inflation, primarily in Chile, which was more than offset by the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, also in Chile. The change in net investment income from inflation was offset by a similar change in the related insurance liabilities. To manage the needs of our intermediate- to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, investment grade sovereign fixed maturity securities (including U.S. Treasury and agency securities) and structured securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

In addition to an increase associated with the Acquisition, operating expenses increased primarily due to higher commission and compensation expenses in Korea, Brazil, Mexico and Chile, a portion of which was offset by DAC capitalization.

Banking, Corporate & Other

	Three Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$3	$3	$—	—%
Net investment income	297	225	72	32.0%
Other revenues	308	309	(1)	(0.3)%

Total operating revenues	608	537	71	13.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4	(4)	8	200.0%
Interest credited to bank deposits	26	33	(7)	(21.2)%
Amortization of DAC and VOBA	—	(1)	1	100.0%
Interest expense on debt	326	292	34	11.6%
Other expenses	438	278	160	57.6%

Total operating expenses	794	598	196	32.8%

Provision for income tax expense (benefit)	(162)	(14)	(148)	(1,057.1)%

Operating earnings	(24)	(47)	23	48.9%
Less: Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$(54)	$(77)	$23	29.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the current period, the residential mortgage refinance market declined in comparison to the third quarter of 2010. Our forward mortgage origination business grew to $5.8 billion, an increase of $697 million over the 2010 period, as a result of growth initiatives and the current low interest rate environment. Our serviced residential mortgage loan portfolio increased $6.8 billion, which includes a $16.5 billion purchase from a Federal Deposit Insurance Corporation receivership bank in the third quarter of 2010 and the sale of $4.8 billion to FNMA in the second quarter of 2010. Run-off of existing servicing business was 19.0% in the third quarter of 2011 compared to 21.0% in the third quarter of 2010.

The Holding Company completed four debt financings in August 2010 in connection with the Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes, and $250 million of floating rate senior notes. The Holding Company also issued debt securities in November 2010, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the Acquisition.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each increased $23 million, primarily due to a higher tax benefit and higher net investment income. These increases were partially offset by a decrease in the results of our mortgage banking business, an increase in other expenses and an increase in interest expense resulting from the 2010 debt issuances.

Banking, Corporate & Other benefited from a higher tax benefit of $104 million over the third quarter of 2010 primarily due to a higher utilization of tax preferenced investments which provide tax credits and deductions.

Net investment income increased $47 million due to an increase of $38 million from higher yields and an increase of $9 million from growth in average invested assets. Yields were positively impacted by improved yields on mortgage loans from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments and mortgage prepayments. Yields were also positively impacted by lower crediting rates paid to the segments on the economic capital invested on their behalf period over period, reflecting the low interest rate environment. Growth in the investment portfolio was due to positive cash flows from operations in most of our businesses. Our investments primarily include structured securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement, including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading and other securities and equity securities.

The mortgage loan origination business experienced a $25 million decline in operating earnings with increases in other expenses to support sales growth and risk management initiatives. The results of our mortgage loan servicing business declined $24 million primarily due to additional expenses incurred to support a larger portfolio with increased regulatory oversight.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the third quarter of 2011. In addition, minor fluctuations in various expense categories, such as advertising, legal, real estate, internal resource costs and interest on uncertain tax positions, offset each other and resulted in a small decrease to earnings.

Interest expense on debt increased $22 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Consolidated Results

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$27,190	$19,856	$7,334	36.9%
Universal life and investment-type product policy fees	5,856	4,339	1,517	35.0%
Net investment income	14,669	12,745	1,924	15.1%
Other revenues	1,878	1,681	197	11.7%
Net investment gains (losses)	(309)	(324)	15	4.6%
Net derivative gains (losses)	4,233	1,278	2,955	231.2%

Total revenues	53,517	39,575	13,942	35.2%

Expenses
Policyholder benefits and claims and policyholder dividends	27,497	22,859	4,638	20.3%
Interest credited to policyholder account balances	4,104	3,454	650	18.8%
Interest credited to bank deposits	72	108	(36)	(33.3)%
Capitalization of DAC	(5,119)	(2,255)	(2,864)	(127.0)%
Amortization of DAC and VOBA	4,295	2,184	2,111	96.7%
Amortization of negative VOBA	(536)	—	(536)
Interest expense on debt	1,260	1,136	124	10.9%
Other expenses	13,438	8,157	5,281	64.7%

Total expenses	45,011	35,643	9,368	26.3%

Income (loss) from continuing operations before provision for income tax	8,506	3,932	4,574	116.3%
Provision for income tax expense (benefit)	2,681	1,251	1,430	114.3%

Income (loss) from continuing operations, net of income tax	5,825	2,681	3,144	117.3%
Income (loss) from discontinued operations, net of income tax	(6)	20	(26)	(130.0)%

Net income (loss)	5,819	2,701	3,118	115.4%
Less: Net income (loss) attributable to noncontrolling interests	(6)	(7)	1	14.3%

Net income (loss) attributable to MetLife, Inc.	5,825	2,708	3,117	115.1%
Less: Preferred stock dividends	91	91	—	—%
Preferred stock redemption premium	146	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$5,588	$2,617	$2,971	113.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2011, income (loss) from continuing operations, net of income tax, increased $3.1 billion to $5.8 billion primarily driven by increased derivative gains and decreased investment losses, both net of related adjustments, principally associated with DAC and VOBA amortization. In addition, operating earnings increased, reflecting the impact of the Acquisition.

The favorable change in net derivative gains (losses) of $1.9 billion, from gains of $831 million in the 2010 period to gains of $2.8 billion in the 2011 period, was primarily driven by a favorable change in freestanding derivatives of $2.0 billion, partially offset by an unfavorable change in embedded derivatives of $107 million primarily associated with variable annuity minimum benefit guarantees. The $2.0 billion favorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and volatility, falling long-term interest rates and widening credit spreads in the financial services sector. The impact of equity market movements and equity volatility in the current period compared to the prior period had a positive impact of $972 million on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Long-term interest rates fell more in the current period than in the prior period which had a positive impact of $896 million on our interest rate derivatives, $95 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Widening credit spreads on the financial services sector had a positive impact of $162 million on our purchased protection credit derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $107 million unfavorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $933 million and an unfavorable change in other unhedged non-market risks of $235 million, partially offset by a favorable change in unhedged risks, including the adjustment for nonperformance risk of $1.0 billion. The aforementioned $933 million unfavorable change in embedded derivatives, attributable to changes in market factors, was largely offset by gains on freestanding derivatives that hedge these risks, which are described in the preceding paragraph. The foregoing $1.0 billion favorable change in the adjustment for nonperformance risk was net of a prior period $621 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

In July 2011 and October 2011, the Company announced that it was exploring the sale of MetLife Bank’s depository and forward mortgage origination businesses, respectively. As a result of these announcements, we incurred losses of $119 million for the nine months ended September 30, 2011, relating to the impairment of the goodwill associated with MetLife Bank of $42 million included within net investment gains (losses) and the de-designation of certain cash flow hedges at MetLife Bank of $77 million included within net derivative gains (losses), all net of income tax.

The increase in net investment gains reflects net gains on the sales of certain real estate investments and reductions in the mortgage valuation allowance reflecting improving real estate market fundamentals, partially offset by increased impairments on sovereign fixed maturity securities, certain equity securities and goodwill.

Income tax expense for the nine months ended September 30, 2011 was $2.7 billion, or 32% of income (loss) from continuing operations, before provision for income tax, compared with $1.3 billion, or 32% of income (loss) from continuing operations, before provision for income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations, before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $1.2 billion to $3.9 billion in the first nine months of 2011 from $2.7 billion in the comparable 2010 period.

Reconciliation of income (loss) from continuing operations, net of income tax to operating earnings available to common shareholders

Nine Months Ended September 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$2,062	$1,174	$1,110	$10	$934	$851	$(316)	$5,825
Less: Net investment gains (losses)	55	72	86	(10)	(115)	(385)	(12)	(309)
Less: Net derivative gains (losses)	1,689	1,220	228	(10)	228	987	(109)	4,233
Less: Other adjustments to continuing operations (1)	(208)	(281)	60	—	15	(428)	(222)	(1,064)
Less: Provision for income tax (expense) benefit	(538)	(354)	(131)	7	(44)	(125)	133	(1,052)

Operating earnings	$1,064	$517	$867	$23	$850	$802	(106)	4,017

Less: Preferred stock dividends							91	91

Operating earnings available to common shareholders							$(197)	$3,926

Nine Months Ended September 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,403	$781	$668	$219	$—	$41	$(431)	$2,681
Less: Net investment gains (losses)	78	96	111	(3)	—	(268)	(338)	(324)
Less: Net derivative gains (losses)	711	627	(123)	(7)	—	157	(87)	1,278
Less: Other adjustments to continuing operations (1)	(187)	(404)	69	—	—	(413)	(82)	(1,017)
Less: Provision for income tax (expense) benefit	(211)	(113)	(26)	3	—	87	177	(83)

Operating earnings	$1,012	$575	$637	$226	$—	$478	(101)	2,827

Less: Preferred stock dividends							91	91

Operating earnings available to common shareholders							$(192)	$2,736

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Nine months Ended September 30, 2011

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$21,155	$6,636	$6,515	$2,400	$6,701	$8,308	$1,802	$53,517
Less: Net investment gains (losses)	55	72	86	(10)	(115)	(385)	(12)	(309)
Less: Net derivative gains (losses)	1,689	1,220	228	(10)	228	987	(109)	4,233
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	—	—	—	14
Less: Other adjustments to revenues (1)	(164)	72	117	—	(255)	(217)	300	(147)

Total operating revenues	$19,561	$5,272	$6,084	$2,420	$6,843	$7,923	$1,623	$49,726

Total expenses	$17,982	$4,829	$4,808	$2,448	$5,256	$7,031	$2,657	$45,011
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	60	485	—	—	20	—	—	565
Less: Other adjustments to expenses (1)	(2)	(132)	57	—	(290)	211	522	366

Total operating expenses	$17,924	$4,476	$4,751	$2,448	$5,526	$6,820	$2,135	$44,080

Nine Months Ended September 30, 2010

			Corporate			Other	Banking,
	Insurance	Retirement	Benefit	Auto &		International	Corporate
	Products	Products	Funding	Home	Japan	Regions	& Other	Total
	(In millions)

Total revenues	$20,269	$5,588	$5,668	$2,337	$—	$4,343	$1,370	$39,575
Less: Net investment gains (losses)	78	96	111	(3)	—	(268)	(338)	(324)
Less: Net derivative gains (losses)	711	627	(123)	(7)	—	157	(87)	1,278
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	6	—	—	—	—	—	—	6
Less: Other adjustments to revenues (1)	(110)	(48)	142	—	—	(135)	345	194

Total operating revenues	$19,584	$4,913	$5,538	$2,347	$—	$4,589	$1,450	$38,421

Total expenses	$18,110	$4,384	$4,631	$2,067	$—	$4,288	$2,163	$35,643
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	78	185	—	—	—	—	—	263
Less: Other adjustments to expenses (1)	5	171	73	—	—	278	427	954

Total operating expenses	$18,027	$4,028	$4,558	$2,067	$—	$4,010	$1,736	$34,426

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the first nine months of 2011.

The increase in operating earnings includes the impact of the Acquisition, which is reflected in both Japan and Other International Regions, as well as increased policy fee income as growth in the variable annuity business and the improvement in the financial markets drove a higher level of average separate account balances. Results for the current period were negatively impacted by the Third Quarter 2011 Events. Changes in foreign currency exchange rates had a modest positive impact on results compared to the prior period.

The increase in average separate account balances was largely attributable to positive net cash flows from the annuity business and favorable equity market performance in the previous three quarters. The decline in the equity market performance in the current quarter caused a decrease in the average separate account balances, which was largely offset by positive equity market performance from the previous three quarters. This resulted in higher policy fees and other revenues of $423 million, most notably in Retirement Products. Policy fees are typically calculated as a percentage of the average assets in the separate accounts.

Net investment income increased from growth in average invested assets, offset by lower yields. Growth in the investment portfolio was primarily due to the Acquisition and positive net cash flows in the majority of our domestic businesses, as well as continued growth in Other International Regions (excluding the impact of the Acquisition). These cash flows were invested primarily in fixed maturity securities and mortgage loans. Yields were negatively impacted by the acquired ALICO investment portfolio, which has a larger allocation of lower yielding government securities and shorter duration investments. In addition, yields were adversely impacted by the effects of lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. Also, yields were negatively impacted by lower returns on other limited partnership interests due to volatility in equity markets. These decreases in yields were partially offset by increased real estate joint venture yields as a result of the positive effects of improving real estate markets period over period and an increase in mortgage loan prepayments. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in the current period, when compared to the prior period, as positive returns were incurred in the first nine months of 2010 from recovering equity markets. The corresponding favorable impact is reflected in interest credited expense.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense decreased as a result of the impact of derivatives that are used to hedge certain liabilities in our funding agreement business. The impact from growth in our LTC, traditional life and structured settlement businesses partially offset those decreases in interest credited expense.

A reduction in the dividend scale, which was announced in the fourth quarter of 2010, resulted in a $47 million decrease in policyholder dividends in the traditional life business.

Operating expenses increased due to the Acquisition and also increased as a result of higher variable expenses of $362 million, such as commissions and separate account advisory fees, a portion of which is offset by DAC capitalization. The current period also includes expenses related to investment and growth in our international and banking businesses of $308 million. Additionally, the Company incurred expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the current period. Results in Japan were negatively impacted by additional expenses of $23 million related to the March 2011 earthquake and tsunami.

Unfavorable claims experience resulted in a $307 million reduction in operating earnings. Severe storm activity during the second and third quarters of 2011 resulted in catastrophe losses of $194 million in Auto & Home, which included the impact of Hurricane Irene. In addition, the current period included a $117 million charge to increase reserves in connection with our use of the Death Master File, impacting primarily Insurance Products.

Apart from an increase resulting from the Acquisition, DAC, VOBA and DSI amortization increased $179 million during the first nine months of 2011 compared to the prior year, most notably in Retirement Products. During the third quarter of 2011, results reflected increased or accelerated amortization primarily stemming from a substantial decline in the market value of our separate account balances, which more than offset the growth experienced during the first six months of 2011. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the third quarter of 2011 resulted in a decrease in the expected future gross profits, triggering an acceleration of amortization.

Interest expense on debt increased $101 million primarily as a result of the debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

The first nine months of 2010 included $93 million of charges related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the first nine months of 2010 by $18 million. In addition, we benefited from a higher tax benefit of $24 million from the 2010 period primarily due to a higher utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$12,619	$12,874	$(255)	(2.0)%
Universal life and investment-type product policy fees	1,695	1,634	61	3.7%
Net investment income	4,627	4,514	113	2.5%
Other revenues	620	562	58	10.3%

Total operating revenues	19,561	19,584	(23)	(0.1)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	14,115	14,253	(138)	(1.0)%
Interest credited to policyholder account balances	742	714	28	3.9%
Capitalization of DAC	(643)	(627)	(16)	(2.6)%
Amortization of DAC and VOBA	631	666	(35)	(5.3)%
Other expenses	3,079	3,021	58	1.9%

Total operating expenses	17,924	18,027	(103)	(0.6)%

Provision for income tax expense (benefit)	573	545	28	5.1%

Operating earnings	$1,064	$1,012	$52	5.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

The significant components of the increase in operating earnings were higher net investment income, the impact of a reduction in dividends to certain policyholders, and lower DAC amortization, partially offset by unfavorable claims experience.

Higher net investment income of $73 million was partially offset by a $49 million increase in both interest credited on long-duration contracts, which is reflected in the change in policyholder benefits and dividends, and interest credited on policyholder account balances. This increase in interest credited was primarily due to growth in future policyholder benefits in our LTC and traditional life businesses and an increase in crediting rates, partially offset by a decline in policyholder account balances, mainly in our variable universal life business. The increase in net investment income was due to a $98 million increase from growth in average invested assets and a $25 million decrease from lower yields. Growth in the investment portfolio was due to positive cash flows from operations in our individual life business. Yields were negatively impacted by lower returns on invested economic capital resulting from the current low interest rate environment. Also, yields were negatively impacted by lower returns on other limited partnership interests, primarily hedge funds, due to volatility in equity markets. These decreases in yield were partially offset by increased real estate and real estate joint venture yields as a result of the positive effects of improving real estate markets period over period. In addition, yields were positively impacted by the improved yields on fixed maturity securities and mortgage loans from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments and an increase in mortgage loan prepayments.

Also contributing to the increase in operating earnings were: a reduction in the dividend scale, which was announced in the fourth quarter of 2010, resulting in a $47 million decrease in policyholder dividends in the traditional life business; higher fees earned on several of our products, primarily our individual universal life product, increasing operations earnings by $33 million; and a decrease in DAC amortization of $23 million, which was largely due to the impact of a model refinement in the current and prior period.

Claims experience varied amongst our businesses with a net unfavorable impact of $70 million to operating earnings. This was driven primarily by an adjustment of reserves of $109 million in connection with the Company’s use of the Death Master File, in our group and individual life businesses. Results of our traditional life business in the prior period included a reserve refinement of $24 million. Excluding these negative impacts, group life’s underlying business exhibited favorable mortality, while individual life mortality experience was unfavorable. We also had very favorable morbidity results in the current period in our non-medical health businesses, with our disability and dental businesses having favorable claims experience. Our disability business also benefited from higher net closures.

Other expenses increased $38 million, primarily due to an increase in commissions. A portion of the commission increase is offset by DAC capitalization which increased, in total by $10 million. Approximately $31 million of the increase in other revenues represents commission income which is directly correlated with the aforementioned commission expense.

Retirement Products

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$839	$730	$109	14.9%
Universal life and investment-type product policy fees	1,828	1,474	354	24.0%
Net investment income	2,378	2,550	(172)	(6.7)%
Other revenues	227	159	68	42.8%

Total operating revenues	5,272	4,913	359	7.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,362	1,207	155	12.8%
Interest credited to policyholder account balances	1,196	1,205	(9)	(0.7)%
Capitalization of DAC	(1,195)	(766)	(429)	(56.0)%
Amortization of DAC and VOBA	783	594	189	31.8%
Interest expense on debt	1	4	(3)	(75.0)%
Other expenses	2,329	1,784	545	30.5%

Total operating expenses	4,476	4,028	448	11.1%

Provision for income tax expense (benefit)	279	310	(31)	(10.0)%

Operating earnings	$517	$575	$(58)	(10.1)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Interest rate and equity market changes were the primary drivers of the decrease in operating earnings, with the largest impact resulting from an increase in DAC, VOBA and DSI amortization, a decrease in net investment income and an increase in other expenses, partially offset by an increase in policy fees and other revenues.

In the annuity business, the movement in premiums is almost entirely offset by the related change in policyholder benefits, as the insurance liability that we establish at the time we assume the risk under these contracts is typically equivalent to the premium earned less the amount of acquisition expenses. In addition, income annuity earnings were $16 million lower mainly due to less favorable mortality, as well as reserve adjustments as a result of refinements in certain assumptions.

DAC, VOBA and DSI amortization increased $138 million during the first nine months of 2011 compared to the prior period. During the third quarter of 2011, results reflected increased or accelerated DAC, VOBA and DSI amortization primarily stemming from a substantial decline in the market value of our separate account balances, which more than offset the growth experienced during the first six months of 2011. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the third quarter of 2011 resulted in a decrease in the expected future gross profits, triggering an acceleration of amortization.

Net investment income decreased $112 million due to a $107 million decrease from lower yields and a $5 million decrease from a reduction in average invested assets. Yields were negatively impacted by new investment and the reinvestment in fixed maturity securities and mortgage loans during this lower interest rate environment. In addition, yields were negatively impacted by lower returns on other limited partnership interests due to volatility in equity markets. Also, yields were negatively impacted by lower returns on invested economic capital resulting from the current low interest rate environment. The reduction in the investment portfolio was due to transfers to the separate account and a decrease in the size of the securities lending program. Consistent with yields on our investment portfolio, there has been a corresponding drop in our average crediting rates on fixed annuities which resulted in a $40 million decrease in interest credited expense. This was partially offset by an increase of $34 million due to lower amortization of excess interest reserves and the impact of growth in our fixed annuity policyholder account balances. Amortization in the third quarter of 2010 was accelerated due to one large case surrender, resulting in lower interest credited expense in the prior year period.

Other expenses increased $352 million primarily due to an increase of $335 million in variable expenses such as commissions, separate account advisory fees, letter of credit fees and other volume-related costs associated with sales activity. The majority of this increase is offset by DAC capitalization

An increase in average separate account balances was largely attributable to positive net cash flows from the annuity business and favorable equity market performance in the previous three quarters. The decline in the equity market performance in the current quarter caused a decrease in the average separate account balances, which was largely offset by positive equity market performance from the previous three quarters. This resulted in higher policy fees and other revenues of $274 million. Policy fees are typically calculated as a percentage of the average assets in the separate account.

Corporate Benefit Funding

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$1,796	$1,547	$249	16.1%
Universal life and investment-type product policy fees	181	169	12	7.1%
Net investment income	3,925	3,641	284	7.8%
Other revenues	182	181	1	0.6%

Total operating revenues	6,084	5,538	546	9.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,400	3,115	285	9.1%
Interest credited to policyholder account balances	992	1,099	(107)	(9.7)%
Capitalization of DAC	(24)	(17)	(7)	(41.2)%
Amortization of DAC and VOBA	14	12	2	16.7%
Interest expense on debt	6	3	3	100.0%
Other expenses	363	346	17	4.9%

Total operating expenses	4,751	4,558	193	4.2%

Provision for income tax expense (benefit)	466	343	123	35.9%

Operating earnings	$867	$637	$230	36.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $230 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower interest credited expense, partially offset by unfavorable mortality.

Net investment income increased $185 million, reflecting a $150 million increase from growth in average invested assets and a $35 million increase from higher yields. Growth in the investment portfolio was due to an increase in the size of the securities lending program and increased issuances under funding agreements. Yields were positively impacted by improved yields on fixed maturity securities as a result of the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Additionally, real estate and real estate joint ventures yields were positively impacted by the effects of improving real estate markets period over period. Also, mortgage loan yields were positively impacted by collections on lower yielding assets in addition to increased mortgage prepayments. These improvements in yields were partially offset by the negative impact of lower returns on invested economic capital resulting from the current low interest rate environment.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $70 million largely due to the impact from derivatives that are used to hedge certain liabilities in our funding agreement business. In addition, lower crediting rates and lower policyholder account balances in our funding agreement and guaranteed interest contract businesses contributed to this decrease. The increase in the average policyholder liabilities resulted in an $18 million increase in interest credited expense primarily related to our structured settlements business.

A charge for a liability refinement in our small business recordkeeping business in the prior period and favorable liability refinements in the current period resulted in a net increase to operating earnings of $13 million. However, the impact of these refinements was partially offset by the adjustment of reserves in connection with the Company’s use of the Death Master File in our post-retirement benefit business of $8 million.

Mortality experience was mixed and decreased operating earnings by $9 million in the 2011 period.

Auto & Home

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$2,243	$2,177	$66	3.0%
Net investment income	154	156	(2)	(1.3)%
Other revenues	23	14	9	64.3%

Total operating revenues	2,420	2,347	73	3.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,864	1,506	358	23.8%
Capitalization of DAC	(343)	(339)	(4)	(1.2)%
Amortization of DAC and VOBA	336	328	8	2.4%
Other expenses	591	572	19	3.3%

Total operating expenses	2,448	2,067	381	18.4%

Provision for income tax expense (benefit)	(51)	54	(105)	(194.4)%

Operating earnings	$23	$226	$(203)	(89.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary driver of the $203 million decrease in operating earnings was unfavorable claims experience. Catastrophe-related losses increased $194 million compared to the first nine months of 2010 mainly due to severe storm activity in the U.S. during the second and third quarters of 2011, which resulted in $261 million of losses. The third quarter of 2011 included catastrophe-related losses resulting from the impact of Hurricane Irene. The second quarter included catastrophe-related losses mainly due to a record number of tornadoes for a one-month period that resulted in damage in many states, with the worst storm impacting Alabama and Tennessee, from tornadoes and hail, respectively, as well as one tornado that impacted 20 states and caused severe tornado damage in Missouri, Minnesota and Oklahoma. In addition, current period non-catastrophe claim costs increased $62 million as a result of higher claim frequencies in both our auto and homeowners businesses due primarily to severe winter weather in the first quarter of 2011 and to non-catastrophe weather in the second and third quarters of 2011. Higher severities in our homeowners business resulted in a $9 million increase in claims. The negative impact of these items was partially offset by additional favorable development of prior year losses of $27 million and a $10 million decrease in severities in our auto business.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, to 108.6% in the first nine months of 2011 from 94.3% in the comparable 2010 period. The combined ratio, excluding catastrophes, was 88.7% in the first nine months of 2011 compared to 87.5% in the comparable 2010 period.

A $15 million increase in other expenses, including the net change in DAC, contributed to the decrease in operating earnings. The increase in other expenses resulted from higher commission-related expense and minor fluctuations in a number of expense categories.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $39 million and the increase in exposures resulted in a slight increase in operating earnings as the positive impact from claims exceeded the negative impact from premiums. Exposures are primarily each automobile for the auto line of business and each residence for the homeowners line of business.

In addition, the write-off in the first quarter of 2010 of an equity interest in a mandatory state underwriting pool, required by a change in legislation, resulted in an increase in other revenues in the 2011 period.

Japan

	Nine Months
	Ended
	September 30,
	2011	2010	Change
	(In millions)

OPERATING REVENUES
Premiums	$4,720	$—	$4,720
Universal life and investment-type product policy fees	609	—	609
Net investment income	1,496	—	1,496
Other revenues	18	—	18

Total operating revenues	6,843	—	6,843

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,967	—	2,967
Interest credited to policyholder account balances	1,158	—	1,158
Capitalization of DAC	(1,660)	—	(1,660)
Amortization of DAC and VOBA	981	—	981
Amortization of negative VOBA	(422)	—	(422)
Other expenses	2,502	—	2,502

Total operating expenses	5,526	—	5,526

Provision for income tax expense (benefit)	467	—	467

Operating earnings	$850	$—	$850

Unless otherwise stated, all amounts discussed below are net of income tax.

The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Despite the impact of the earthquake and tsunami, our sales results continue to show steady growth and improvement across our captive agents, independent agents, brokers, bancassurance, and direct marketing distribution channels. During the first nine months of 2011, the Company incurred $23 million of increased operating expenses related to the earthquake and tsunami. In addition, the Company incurred $26 million of insurance claims in the second quarter of 2011 related to the earthquake and tsunami, of which $12 million was released in the current period.

Other International Regions

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$4,966	$2,522	$2,444	96.9%
Universal life and investment-type product policy fees	1,339	902	437	48.4%
Net investment income	1,510	1,153	357	31.0%
Other revenues	108	12	96	800.0%

Total operating revenues	7,923	4,589	3,334	72.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,635	2,279	1,356	59.5%
Interest credited to policyholder account balances	441	433	8	1.8%
Capitalization of DAC	(1,254)	(506)	(748)	(147.8)%
Amortization of DAC and VOBA	868	313	555	177.3%
Amortization of negative VOBA	(57)	—	(57)
Interest expense on debt	2	2	—	—%
Other expenses	3,185	1,489	1,696	113.9%

Total operating expenses	6,820	4,010	2,810	70.1%

Provision for income tax expense (benefit)	301	101	200	198.0%

Operating earnings	$802	$478	$324	67.8%

Unless otherwise stated, all amounts discussed below are net of income tax and are on a constant currency basis. The constant currency basis amounts for both periods are calculated using the average foreign currency exchange rates for the first nine months of 2011.

Reported operating earnings increased by $324 million over the prior period, reflecting the addition of the ALICO operations other than Japan. The positive impact of changes in foreign currency exchange rates improved reported earnings by $30 million for the first nine months of 2011 compared to the prior period.

In addition to the increase in operating earnings due to the ALICO operations other than Japan, operating earnings in Mexico increased primarily due to an increase in policy fees on our universal life products and growth in our institutional business. Korea’s operating earnings increased primarily from a tax benefit in the current period. In addition, operating earnings in Argentina increased primarily due to a tax benefit in the current period and the positive impact of inflation on certain inflation-indexed investments. Ireland’s operating earnings increased primarily due to business growth in our European annuity operation. These increases were partially offset by a decrease in the Japan reinsurance business mainly due to market performance. The impact of the sale of the Company’s interest in MSI MetLife on April 1, 2011 also decreased operating results for the first nine months of 2011, as no earnings were recognized in the current period. Australia’s operating earnings decreased slightly due to the loss of an institutional business contract in December 2010, partially offset by a tax refund in the current period.

Net investment income increased from growth in average invested assets offset by lower yields. Growth in average invested assets reflects the Acquisition and growth in our businesses. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in the current period, when compared to the prior period as positive returns were incurred in the first nine months of 2010 from recovering equity markets. The corresponding favorable impact is reflected in interest credited expense. Decreased yields reflect the decreased operating joint venture returns from the sale of MSI MetLife in second quarter of 2011, the Acquisition, as ALICO’s acquired investment portfolio has a larger allocation to lower yielding government securities, and the net impact of higher inflation, primarily in Chile, which was more than offset by the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, also primarily in Chile. The change in net investment income from inflation was offset by a similar change in the related insurance liabilities.

In addition to an increase associated with the Acquisition, operating expenses increased primarily due to higher commissions and compensation expenses in Korea, Mexico, Brazil and Chile, a portion of which was offset by DAC capitalization.

Banking, Corporate & Other

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

OPERATING REVENUES
Premiums	$7	$6	$1	16.7%
Net investment income	924	691	233	33.7%
Other revenues	692	753	(61)	(8.1)%

Total operating revenues	1,623	1,450	173	11.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	7	(11)	18	163.6%
Interest credited to bank deposits	72	108	(36)	(33.3)%
Amortization of DAC and VOBA	—	(1)	1	100.0%
Interest expense on debt	970	815	155	19.0%
Other expenses	1,086	825	261	31.6%

Total operating expenses	2,135	1,736	399	23.0%

Provision for income tax expense (benefit)	(406)	(185)	(221)	(119.5)%

Operating earnings	(106)	(101)	(5)	(5.0)%
Less: Preferred stock dividends	91	91	—	—%

Operating earnings available to common shareholders	$(197)	$(192)	$(5)	(2.6)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each decreased $5 million, primarily due to a decrease in the results of our mortgage banking business, an increase in interest expense resulting from the 2010 debt issuances, and an increase in other expenses, partially offset by an increase in net investment income, a higher tax benefit and a decrease in interest credited to bank deposits.

The mortgage loan origination business experienced a $104 million decline in operating earnings primarily due to a $75 million increase in other expenses to support sales growth and risk management initiatives. In addition, a $29 million reduction in this business is principally attributable to new interest rate lock commitment activity as a result of a weaker refinance market, as well as margin compression in both our forward and reverse mortgage products. The results of our mortgage loan servicing business declined $44 million primarily due to additional expenses incurred to support a larger portfolio with increased regulatory oversight.

Interest expense on debt increased $101 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and FHLB borrowings.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the current period. Additionally, the positive resolution of certain legal matters in the prior period resulted in $10 million of lower operating earnings for the third quarter of 2011. In addition, minor fluctuations in various expense categories, such as advertising, real estate costs, and discretionary spending such as consulting and postemployment-related costs, offset each other and resulted in a small increase to earnings.

Net investment income increased $151 million due to an increase of $113 million from higher yields and an increase of $38 million from growth in average invested assets. Yields were positively impacted by improved yields on fixed maturity securities and mortgage loans from the repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments. Yields were also positively impacted by lower crediting rates paid to the segments on the economic capital invested on their behalf period over period, reflecting the low interest rate environment. An increase in the average invested assets was primarily due to proceeds from the issuances of debt.

Banking, Corporate & Other also benefited from a higher tax benefit of $142 million from the first nine months of 2010 primarily due to $93 million of charges in 2010 related to the Health Care Act. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife would be considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. This change negatively impacted the results for the first nine months of 2010 by $18 million. The higher tax benefit was also a result of higher utilization of tax preferenced investments which provide tax credits and deductions.

Interested credited to bank deposits decreased $22 million due to lower overall cost of deposits driven by lower interest rates paid on deposit accounts.

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

Current Environment.  The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption has adversely affected the financial services industry, in particular.

The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries.

In January 2011, Greece’s sovereign debt was downgraded to below investment grade by Fitch Ratings (“Fitch”), the last of the major rating agencies to downgrade their debt to below investment grade. In July 2011, a Greece support program estimated at €109 billion from public financing sources was announced, as well as a separate Greece sovereign debt exchange proposal by the private sector. Private investors that voluntarily participate in the debt exchange proposal, which was expected to apply to Greece’s sovereign debt maturing through 2019, were expected to incur losses on a net present value basis of approximately 20% on such securities that mature through 2019. As a result, in July 2011, Moody’s Investors Service, Inc. (“Moody’s”), and S&P downgraded Greece’s sovereign debt to Ca and CC ratings, respectively — rating designations of likely in, or very near, default. In October 2011, certain European Union member states agreed to certain measures to restore financial stability to Europe and improve the debt sustainability and refinancing profile of Greece. The measures include plans to expand the size of the public financing capacity of the European Financial Stability Facility and increase the capital level of European private sector banks. The measures also include a new loan to Greece of up to €100 billion from the European Union and the International Monetary Fund and voluntary participation by private investors in a debt exchange program, that replaces the July 2011 proposal described above, with a nominal discount of 50% on notional sovereign debt of Greece, which is expected to be finalized by the end of 2011 and which is expected to be implemented in the first half of 2012.

In July 2011, the sovereign debt of Portugal and Ireland was downgraded to below investment grade by Moody’s. Also in July 2011, a Portugal and Ireland support program was announced that included the reduction of interest rates on certain sovereign debt of Portugal and Ireland.

In September 2011, S&P downgraded Italy’s sovereign debt from A+ to A, with a negative outlook. In October 2011, (i) Fitch downgraded the sovereign debt of Italy to A+ from AA-, with a negative outlook, and of Spain to AA- from AA+, with a negative outlook; (ii) Moody’s downgraded the sovereign debt of Italy to A2 from Aa2, with a negative outlook, and of Spain to A1 from Aa2 with a negative outlook.; and S&P downgraded the sovereign debt of Spain to AA- from AA, with a negative outlook.

Our holdings of Greece sovereign debt were acquired in the Acquisition and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par, partially mitigating our impairment exposure. During the nine months ended September 30, 2011, the Company recorded a non-cash impairment charge of $217 million on its holdings of Greece’s sovereign debt. The par value and amortized cost of the Company’s holdings in sovereign fixed maturity securities of Greece, was $828 million and $377 million at September 30, 2011, respectively, and $962 million and $682 million at December 31, 2010, respectively. The estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Greece was $447 million and $642 million at September 30, 2011 and December 31, 2010, respectively. The amortized cost and estimated fair value of the Company’s holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $571 million and $629 million and $1.6 billion and $1.6 billion at September 30, 2011 and December 31, 2010, respectively. The notional value of net purchased credit default swap protection on the Europe perimeter region was $130 million and $170 million as compared to the par value of the Europe perimeter region sovereign fixed maturity securities of $1.0 billion and

$1.9 billion at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities prior to considering net purchased credit default swap protection represented 1.0% and 3.2% of the Company’s equity at September 30, 2011 and December 31, 2010, respectively, and 0.1% and 0.3% of total cash and invested assets at September 30, 2011 and December 31, 2010, respectively.

Overall, our holdings in European sovereign fixed maturity securities and corporate securities (including both fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock) at amortized cost were $42.3 billion, comprised of $9.2 billion of sovereign fixed maturity securities and $33.1 billion of corporate securities at September 30, 2011. Our European sovereign fixed maturity securities are invested in a diversified portfolio, primarily in countries outside of the Europe perimeter region, which comprise $8.7 billion of the $9.2 billion of sovereign fixed maturity securities at amortized cost at September 30, 2011. The corporate securities are invested in a diversified portfolio of primarily non-financial services industry securities, which comprise $24.3 billion of the $33.1 billion of corporate securities at amortized cost at September 30, 2011. Over 90% of these European sovereign fixed maturity securities and corporate securities are investment grade and for the approximately 10% that are below investment grade, approximately 60% are non-financial services industry corporate securities at September 30, 2011. European financial services industry corporate securities at amortized cost were $8.8 billion, with $6.9 billion within the banking sector, with over 95% invested in investment grade rated corporate securities, at September 30, 2011.

Despite all Europe perimeter region programs, including the July 2011 and October 2011 programs described above, concerns remain that other European Union member states could experience similar financial troubles, which could adversely affect financial institutions that have significant direct or indirect exposure to debt issued by these countries.

In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. Fitch affirmed its AAA rating on U.S. Treasury securities and kept its outlook stable. In October 2011, Moody’s affirmed its August 2011 ratings but revised its negative outlook to stable. We continue to closely evaluate the implications on our investment portfolio of a one-notch downgrade of U.S. Treasury securities and believe our investment portfolio is well positioned. In light of the related market uncertainty, we increased our liquidity position in July 2011. With the raising of the statutory debt ceiling in August 2011, we have subsequently redeployed and reduced some of this increased liquidity position into higher yielding investments according to our ALM discipline. Despite the downgrade by S&P, yields on U.S. Treasury securities have decreased since these actions, causing an increase in the unrealized gain position on our holdings of U.S. Treasury and agency securities. The S&P downgrade initially had an adverse effect on financial markets but the extent of the longer-term impact cannot be predicted. See “— Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

In September 2011, the Federal Open Market Committee announced a program, known as “Operation Twist,” to purchase, by the end of June 2012, $400 billion in par value of U.S. Treasury securities with remaining maturities of six to 30 years and to sell, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of three years or less. By reducing the supply of longer-term securities in the market, this action is intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. See “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position.”

The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen.

All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends.”

Investment Outlook.  Stabilizing credit and real estate markets during 2010 and improving real estate markets during the first nine months of 2011 had a positive impact on returns and net investment income of real estate joint ventures and funds, which are included within real estate and real estate joint venture portfolios. Disruption in the global financial markets, such as the sharp decline in the global equity markets in third quarter of 2011, could adversely impact returns and net investment income on alternative investment classes. Net cash flows arising from our business and our investment portfolio will be reinvested in a prudent manner and according to our ALM discipline in appropriate assets over time. We will maintain a sufficient level of liquidity to meet business needs. Net investment income may be adversely affected if excess liquidity is required over an extended period of time to meet changing business needs.

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

	At or For the		At or For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Fixed Maturity Securities:
Yield (1)	4.79%	5.81%	4.95%	5.63%
Investment income (2),(3)	$3,721	$3,236	$11,208	$9,289
Investment gains (losses) (3)	$(186)	$(65)	$(454)	$(258)
Ending carrying value (2),(3)	$354,611	$261,988	$354,611	$261,988
Mortgage Loans:
Yield (1)	5.56%	5.54%	5.54%	5.50%
Investment income (3),(4)	$806	$712	$2,330	$2,078
Investment gains (losses) (3)	$45	$37	$160	$20
Ending carrying value (3)	$59,722	$52,770	$59,722	$52,770
Real Estate and Real Estate Joint Ventures:
Yield (1)	4.67%	2.80%	4.15%	1.28%
Investment income	$96	$48	$252	$66
Investment gains (losses)	$165	$(1)	$241	$(40)
Ending carrying value	$8,197	$6,990	$8,197	$6,990
Policy Loans:
Yield (1)	5.43%	6.19%	5.46%	6.50%
Investment income	$162	$155	$482	$488
Ending carrying value	$11,932	$10,089	$11,932	$10,089
Equity Securities:
Yield (1)	3.59%	2.75%	4.42%	3.84%
Investment income	$28	$19	$106	$83
Investment gains (losses)	$(3)	$(1)	$(37)	$100
Ending carrying value	$3,118	$2,861	$3,118	$2,861
Other Limited Partnership Interests:
Yield (1)	11.08%	11.48%	12.07%	13.75%
Investment income	$180	$170	$582	$596
Investment gains (losses)	$—	$(4)	$8	$(15)
Ending carrying value	$6,538	$5,948	$6,538	$5,948
Cash and Short-Term Investments:
Yield (1)	0.72%	0.42%	0.87%	0.39%
Investment income	$38	$20	$122	$48
Investment gains (losses)	$—	$—	$1	$1
Ending carrying value (3)	$25,901	$26,019	$25,901	$26,019
Other Invested Assets: (5)
Investment income	$158	$75	$335	$395
Investment gains (losses)	$—	$(67)	$(3)	$8
Ending carrying value	$23,138	$16,558	$23,138	$16,558
Total Investments:
Investment income yield (1)	4.76%	5.32%	4.90%	5.36%
Investment fees and expenses yield	(0.13)	(0.15)	(0.13)	(0.14)

Net Investment Income Yield (3)	4.63%	5.17%	4.77%	5.22%

Investment income	$5,189	$4,435	$15,417	$13,043
Investment fees and expenses	(137)	(121)	(403)	(338)

Net Investment Income (3),(6)	$5,052	$4,314	$15,014	$12,705

Ending Carrying Value (3)	$493,157	$383,223	$493,157	$383,223

Gross investment gains (3)	$477	$212	$1,115	$899
Gross investment losses (3)	(199)	(215)	(732)	(664)
Writedowns	(257)	(98)	(467)	(419)

Investment Portfolio Gains (Losses) (3),(6)	$21	$(101)	$(84)	$(184)
Investment portfolio gains (losses) income tax (expense) benefit	(7)	29	31	48

Investment Portfolio Gains (Losses), Net of Income Tax	$14	$(72)	$(53)	$(136)

Derivative Gains (Losses) (6)	$4,130	$(311)	$4,037	$1,001
Derivative gains (losses) income tax (expense) benefit	(1,442)	121	(1,414)	(408)

Derivative Gains (Losses), Net of Income Tax	$2,688	$(190)	$2,623	$593

As described in the footnotes below, the yield table reflects certain differences from the presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations, including the exclusion of contractholder-

directed unit-linked investments classified within trading and other securities, as the contractholder, not the Company, directs the investment of the funds; and the exclusion of the effects of consolidating under GAAP certain VIEs that are consolidated securitization entities (“CSEs”). This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

(1)	Yields are based on average of quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), collateral received from counterparties associated with our securities lending program, the effects of consolidating certain VIEs that are treated as CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments. Yields also exclude investment income recognized on mortgage loans and securities held by CSEs and, effective October 1, 2010, contractholder-directed unit-linked investments.

(2)	Fixed maturity securities include $684 million and $3,756 million at estimated fair value of trading and other securities at September 30, 2011 and 2010, respectively. Fixed maturity securities include ($38) million and $6 million of investment income (loss) related to trading and other securities for the three months and nine months ended September 30, 2011, respectively, and $194 million and $217 million of investment income related to trading and other securities for the three months and nine months ended September 30, 2010, respectively.

(3)	(a) Ending carrying values of fixed maturity securities as presented herein, exclude (i) contractholder-directed unit-linked investments — reported within trading and other securities, of $17,874 million at September 30, 2011, and (ii) securities held by CSEs — reported within trading and other securities, of $140 million and $231 million at September 30, 2011 and 2010, respectively. Effective October 1, 2010, investment income and net investment income, as presented herein, excludes investment income and net investment income on contractholder-directed unit-linked investments — reported within trading and other securities, as shown in footnote (6) to this yield table.

(b) Ending carrying values, investment income, net investment income and investment gains (losses), as presented herein, exclude the effects of consolidating certain VIEs that are treated as CSEs. The adjustments to investment income, net investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. Both the invested assets and long-term debt of the CSEs are accounted for under the fair value option (“FVO”). The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the FVO.

	At or For the Three Months Ended September 30, 2011			At or For the Nine Months Ended September 30, 2011
		Impact of Excluding	Total - Including all		Impact of Excluding	Total - Including all
	As Reported in the	Trading and Other	Trading and Other	As Reported in the	Trading and Other	Trading and Other
	Yield Table	Securities and CSEs	Securities and CSEs	Yield Table	Securities and CSEs	Securities and CSEs
	(In millions)

Trading and Other Securities:

(included within Fixed Maturity Securities):

Ending carrying value	$684	$18,014	$18,698	$684	$18,014	$18,698

Investment income	$(38)	$(818)	$(856)	$6	$(430)	$(424)

Investment gains (losses)	$—	$1	$1	$—	$(7)	$(7)

Mortgage Loans:

Ending carrying value	$59,722	$3,227	$62,949	$59,722	$3,227	$62,949

Investment income	$806	$95	$901	$2,330	$286	$2,616

Investment gains (losses)	$45	$(8)	$37	$160	$9	$169

Cash and Short-Term Investments:

Ending carrying value	$25,901	$13	$25,914	$25,901	$13	$25,914

Total Investments:

Ending carrying value	$493,157	$21,254	$514,411	$493,157	$21,254	$514,411

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)	Other invested assets are principally comprised of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. However, the accruals of settlement payments on freestanding derivatives included in other liabilities are included in net investment income as shown in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements. As yield is not considered a meaningful measure of performance for other invested assets, it has been excluded from the yield table.

(6)	Net investment income, investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP interim condensed consolidated statements of operations due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), interest credited to policyholder account balances (“PABs”), and other revenues, and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Net investment income — in the above yield table	$5,052	$4,314	$15,014	$12,705
Real estate discontinued operations — deduct from net investment income	1	9	(3)	2
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from net investment income, add to net derivative gains (losses)	(69)	(62)	(163)	(172)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	(23)	(102)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	(824)	—	(437)	—
Incremental net investment income from CSEs — add to net investment income	97	103	281	312

Net investment income — GAAP consolidated statements of operations	$4,257	$4,364	$14,669	$12,745

Investment portfolio gains (losses) — in the above yield table	$21	$(101)	$(84)	$(184)
Real estate discontinued operations — deduct from net investment gains (losses)	(26)	—	(97)	(10)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	(7)	16	2	24
Other gains (losses) — add to net investment gains (losses)	(43)	(257)	(130)	(154)

Net investment gains (losses) — GAAP consolidated statements of operations	$(55)	$(342)	$(309)	$(324)

Derivative gains (losses) — in the above yield table	$4,130	$(311)	$4,037	$1,001
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from net investment income	69	62	163	172
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to PABs	2	5	18	3
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	(5)	—	(8)	—
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	23	102

Net derivative gains (losses) — GAAP consolidated statements of operations	$4,196	$(244)	$4,233	$1,278

See “— Results of Operations — Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010 — Consolidated Results” and “— Results of Operations — Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010 — Consolidated Results” for analyses of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $353.9 billion and $324.8 billion at estimated fair value, at September 30, 2011 and December 31, 2010, respectively, or 69% of total cash and invested assets at both September 30, 2011 and December 31, 2010. Publicly-traded fixed maturity securities represented $308.0 billion and $284.0 billion at estimated fair value, at September 30, 2011 and December 31, 2010, respectively, or 87% of total fixed maturity securities at estimated fair value, at both September 30, 2011 and December 31, 2010. Privately placed fixed maturity securities represented $45.9 billion and $40.8 billion at estimated fair value, at September 30, 2011 and December 31, 2010, respectively, or 13% of total fixed maturity securities at estimated fair value, at both September 30, 2011 and December 31, 2010.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.1 billion and $3.6 billion, or 0.6% and 0.8%, of total cash and invested assets at estimated fair value, at September 30, 2011 and December 31, 2010, respectively. Publicly-traded equity securities represented $1.8 billion and $2.3 billion, or 58% and 64%, of total equity securities at estimated fair value, at September 30, 2011 and December 31, 2010, respectively. Privately-held equity securities represented $1.3 billion at estimated fair value, at both September 30, 2011 and December 31, 2010, or 42% and 36%, of total equity securities at estimated fair value, at September 30, 2011 and December 31, 2010, respectively.

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

Fair Value Hierarchy.  Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	September 30, 2011
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Level 1:
Quoted prices in active markets for identical assets	$21,817	6.1%	$875	28.1%

Level 2:
Independent pricing source	275,963	78.0	1,231	39.4
Internal matrix pricing or discounted cash flow techniques	35,861	10.1	264	8.5

Significant other observable inputs	311,824	88.1	1,495	47.9

Level 3:
Independent pricing source	9,494	2.7	286	9.2
Internal matrix pricing or discounted cash flow techniques	9,133	2.6	12	0.4
Independent broker quotations	1,659	0.5	450	14.4

Significant unobservable inputs	20,286	5.8	748	24.0

Total estimated fair value	$353,927	100.0%	$3,118	100.0%

	September 30, 2011
	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$—	$99,204	$7,371	$106,575
Foreign corporate securities	—	58,793	4,729	63,522
Foreign government securities	68	49,002	3,889	52,959
Residential mortgage-backed securities (“RMBS”)	25	41,256	612	41,893
U.S. Treasury and agency securities	21,724	20,079	31	41,834
Commercial mortgage-backed securities (“CMBS”)	—	18,753	832	19,585
Asset-backed securities (“ABS”)	—	11,649	2,769	14,418
State and political subdivision securities	—	13,088	53	13,141
Other fixed maturity securities	—	—	—	—

Total fixed maturity securities	$21,817	$311,824	$20,286	$353,927

Equity Securities:
Common stock	$875	$1,097	$239	$2,211
Non-redeemable preferred stock	—	398	509	907

Total equity securities	$875	$1,495	$748	$3,118

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2011 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities (89%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, foreign government securities and ABS.

•	Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan (“Alt-A”) RMBS and less liquid prime RMBS, certain below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities), less liquid foreign government securities and less liquid ABS including securities supported by sub-prime mortgage loans (included in ABS).

•	During the three months ended September 30, 2011, Level 3 fixed maturity securities increased by $627 million, or 3%. The increase was driven by net purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by net transfers out of Level 3. See analysis of transfers into and/or out of Level 3 below. Net purchases in excess of sales of fixed maturity securities were concentrated in foreign government securities, U.S. corporate securities and ABS. The increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in foreign government and U.S. corporate securities due in part to a decrease in interest rates.

•	During the nine months ended September 30, 2011, Level 3 fixed maturity securities decreased by $2,430 million, or 11%. The decrease was driven by net transfers out of Level 3, partially offset by net purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss). See analysis of transfers into and/or out of Level 3 below. The increase in net purchases in excess of sales of fixed maturity securities were concentrated in foreign government securities and U.S. corporate securities, and the increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in U.S. corporate securities and foreign government securities due in part to a decrease in interest rates.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30, 2011		September 30, 2011
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions)

Balance, beginning of period	$19,659	$959	$22,716	$1,173
Total realized/unrealized gains (losses) included in:
Earnings	(149)	10	(79)	(56)
Other comprehensive income (loss)	368	(94)	871	19
Purchases	1,846	14	5,054	57
Sales	(868)	(98)	(4,162)	(400)
Transfers into Level 3	862	1	604	12
Transfers out of Level 3	(1,432)	(44)	(4,718)	(57)

Balance, end of period	$20,286	$748	$20,286	$748

An analysis of transfers into and/or out of Level 3 for the three months and nine months ended September 30, 2011 is as follows:

•	Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out for the same period are excluded from the rollforward.

•	Total gains (losses) for fixed maturity securities included in earnings of less than $1 million and ($5) million, and other comprehensive income (loss) of $37 million and $16 million, were incurred on these securities subsequent to their transfer into Level 3, for the three months and nine months ended September 30, 2011, respectively.

•	Net transfers into and/or out of Level 3 for fixed maturity securities were ($570) million and ($4,114) million, and were comprised of transfers into Level 3 of $862 million and $604 million, and transfers out of Level 3 of ($1,432) million and ($4,718) million for the three months and nine months ended September 30, 2011, respectively.

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2011 are summarized below:

•	During the three months and nine months ended September 30, 2011, fixed maturity securities transfers into Level 3 of $862 million and $604 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain foreign government securities, ABS and foreign corporate securities for the three months ended September 30, 2011 and foreign corporate securities, ABS and foreign government securities for the nine months ended September 30, 2011.

•	During the three months and nine months ended September 30, 2011, fixed maturity securities transfers out of Level 3 of ($1,432) million and ($4,718) million, respectively, resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain foreign corporate securities, foreign government securities and ABS for the three months ended September 30, 2011 and ABS, foreign corporate securities and RMBS for the nine months ended September 30, 2011.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

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

The NAIC adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. The Company applies the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that file NAIC statutory financial statements. Currently, the NAIC evaluates structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such insurance subsidiaries of the Company acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used for interim reporting.

The three tables below present fixed maturity securities based on rating agency designations and equivalent designations of the NAIC, with the exception of certain structured securities described above. These structured securities are presented based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2011			December 31, 2010
			Estimated			Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$234,346	$250,596	70.8%	$226,639	$231,198	71.2%
2	Baa	73,486	78,837	22.3	65,412	68,729	21.2
3	Ba	16,049	15,348	4.3	15,331	15,290	4.7
4	B	8,624	7,844	2.2	8,742	8,308	2.6
5	Caa and lower	1,305	1,157	0.3	1,340	1,142	0.3
6	In or near default	199	145	0.1	153	130	—

	Total fixed maturity securities	$334,009	$353,927	100.0%	$317,617	$324,797	100.0%

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at September 30, 2011 and December 31, 2010:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at September 30, 2011
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$53,118	$40,462	$8,636	$4,082	$276	$1	$106,575
Foreign corporate securities	33,080	25,876	3,257	1,185	120	4	63,522
Foreign government securities	41,960	8,259	1,248	1,155	337	—	52,959
RMBS (1)	36,543	1,921	1,977	1,155	248	49	41,893
U.S. Treasury and agency securities	41,834	—	—	—	—	—	41,834
CMBS (1)	18,467	796	104	136	4	78	19,585
ABS (1)	13,324	687	103	127	164	13	14,418
State and political subdivision securities	12,270	836	23	4	8	—	13,141
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$250,596	$78,837	$15,348	$7,844	$1,157	$145	$353,927

Percentage of total	70.8%	22.3%	4.3%	2.2%	0.3%	0.1%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2010
NAIC Rating:	1	2	3	4	5	6	Total
					Caa and	In or Near	Estimated
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$46,035	$34,259	$7,633	$3,452	$353	$40	$91,772
Foreign corporate securities	39,430	24,352	2,474	1,454	169	9	67,888
Foreign government securities	31,559	7,184	2,179	1,080	—	—	42,002
RMBS (1)	38,984	1,109	2,271	1,993	331	45	44,733
U.S. Treasury and agency securities	33,304	—	—	—	—	—	33,304
CMBS (1)	19,385	665	363	205	56	1	20,675
ABS (1)	13,133	435	338	120	226	35	14,287
State and political subdivision securities	9,368	722	32	—	7	—	10,129
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$231,198	$68,729	$15,290	$8,308	$1,142	$130	$324,797

Percentage of total	71.2%	21.2%	4.7%	2.6%	0.3%	—%	100.0%

(1) Presented using the revised NAIC rating methodologies described above.

Fixed Maturity and Equity Securities. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	Fixed maturity and equity securities on a sector basis and the related cost or amortized cost, gross unrealized gains and losses, including the noncredit loss component of other-than-temporary impairment (“OTTI”) loss, and estimated fair value of such securities at September 30, 2011 and December 31, 2010;

•	Estimated fair value and unrealized gains (losses) on below investment grade or non-rated, non-income producing, fixed maturity securities at September 30, 2011 and December 31, 2010;

•	Government and agency securities holdings in excess of 10% of the Company’s equity; and

•	U.S. and foreign corporate fixed maturity securities — the composition by industry and sector and related concentrations of credit risk at September 30, 2011 and December 31, 2010.

Structured Securities.  The following table presents information about structured securities at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

RMBS	$41,893	55.2%	$44,733	56.1%
CMBS	19,585	25.8	20,675	26.0
ABS	14,418	19.0	14,287	17.9

Total structured securities	$75,896	100.0%	$79,695	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$32,452	77.5%	$36,085	80.7%
RMBS rated NAIC 1	$36,543	87.2%	$38,984	87.1%
CMBS rated Aaa/AAA	$16,224	82.8%	$16,901	81.7%
CMBS rated NAIC 1	$18,467	94.3%	$19,385	93.7%
ABS rated Aaa/AAA	$9,250	64.2%	$10,411	72.9%
ABS rated NAIC 1	$13,324	92.4%	$13,133	91.9%

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables and information about the Company’s structured securities holdings at September 30, 2011 and December 31, 2010, including:

•	RMBS holdings by security type and risk profile at September 30, 2011 and December 31, 2010;

•	Alt-A RMBS holdings by vintage year and selected other information at September 30, 2011 and December 31, 2010;

•	CMBS holdings by rating agency designation and by vintage year, as well as NAIC rating, at September 30, 2011 and December 31, 2010; and

•	ABS holdings by collateral type and selected other information at September 30, 2011 and December 31, 2010.

RMBS.  The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at September 30, 2011 and December 31, 2010, as presented above. The majority of the agency RMBS held by the Company were guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS includes prime and Alt-A RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC Alt-A RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization. The Company’s holdings are in senior tranches with significant credit enhancement.

The Company’s Alt-A securities portfolio has superior structure to the overall Alt-A market. At September 30, 2011 and December 31, 2010, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. Additionally, 69% and 85% at September 30, 2011 and December 31, 2010, respectively, of the Company’s Alt-A securities portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard Aaa/AAA rated fixed maturity security.

CMBS.  There have been disruptions in the CMBS market due to market perceptions that default rates will increase in part as a result of weakness in commercial real estate market fundamentals and in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e., 2006 and later). These factors caused a pull-back in market liquidity, increased credit spreads and repricing of risk, which has led to higher levels of unrealized losses as compared to historical levels through the first quarter of 2010. However, commencing in the third quarter 2010 and through the third quarter of 2011, market conditions improved causing our portfolio to be in a net unrealized gain position of 2% of amortized cost at September 30, 2011.

The Company had no exposure to CMBS index securities at September 30, 2011 or December 31, 2010. The Company’s holdings of commercial real estate collateralized debt obligations securities were $133 million and $138 million at estimated fair value at September 30, 2011 and December 31, 2010, respectively. The weighted average credit enhancement of the Company’s CMBS holdings was 27% and 26% at September 30, 2011 and December 31, 2010, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS holdings are diversified both by collateral type and by issuer. The Company had ABS supported by sub-prime mortgage loans with estimated fair values of $997 million and $1,119 million and unrealized losses of $350 million and $317 million at September 30, 2011 and December 31, 2010, respectively. Approximately 24% of this portfolio was rated Aa or better, of which 71% was in vintage year 2005 and prior at September 30, 2011. Approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior at December 31, 2010. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. All of the $997 million and $1,119 million of ABS supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities in the fair value hierarchy at September 30, 2011 and December 31, 2010, respectively. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime mortgage loans have led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime mortgage loans as compared to historical levels.

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at September 30, 2011 and December 31, 2010.

Evaluation of Fixed Maturity Securities and Equity Securities Available-for-Sale for Other-Than-Temporary Impairment

See the following sections within Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities available-for-sale for OTTI:

•	Evaluating available-for-sale securities for other-than-temporary impairment;

•	Net unrealized investment gains (losses);

•	Continuous gross unrealized losses and OTTI losses for fixed maturity and equity securities available-for-sale by sector;

•	Aging of gross unrealized losses and OTTI losses for fixed maturity and equity securities available-for-sale;

•	Concentration of gross unrealized losses and OTTI losses for fixed maturity and equity securities available-for-sale; and

•	Evaluating temporarily impaired available-for-sale securities.

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds, and to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). Trading and other securities were $18.7 billion and $18.6 billion, or 3.6% and 3.9% of total cash and invested assets at estimated fair value, at September 30, 2011 and December 31, 2010, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables which present information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities at September 30, 2011 and December 31, 2010.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2011
	Trading and Other		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$7,332	39%	$64	96%
Significant other observable inputs (Level 2)	10,074	54	3	4
Significant unobservable inputs (Level 3)	1,292	7	—	—

Total estimated fair value	$18,698	100%	$67	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2011, is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
	(In millions)

Balance, beginning of period	$679	$822
Total realized/unrealized gains (losses) included in earnings	(17)	58
Purchases	1,026	1,033
Sales	(297)	(488)
Transfers into Level 3	—	123
Transfers out of Level 3	(99)	(256)

Balance, end of period	$1,292	$1,292

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2010 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level of major classes of invested assets that affect the amounts reported above.

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present:

•	The components of net investment gains (losses) for the three months and nine months ended September 30, 2011 and 2010;

•	Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) for the three months and nine months ended September 30, 2011 and 2010;

•	Fixed maturity security OTTI losses recognized in earnings by sector and industry within the U.S. and foreign corporate securities sector for the three months and nine months ended September 30, 2011 and 2010; and

•	Equity security OTTI losses recognized in earnings by sector and industry for the three months and nine months ended September 30, 2011 and 2010.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $289 million and $588 million for the three months and nine months ended September 30, 2011, respectively, and $120 million and $360 million for the three months and nine months ended September 30, 2010, respectively. Impairments of fixed maturity securities were $284 million and $530 million for the three months and nine months ended September 30, 2011, respectively, and $119 million and $357 million for the three months and nine months ended September 30, 2010, respectively. Impairments of equity securities were $5 million and $58 million for the three months and nine months ended September 30, 2011, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2010, respectively.

The Company’s credit-related impairments of fixed maturity securities were $269 million and $382 million for the three months and nine months ended September 30, 2011, respectively, and $107 million and $339 million for the three months and nine months ended September 30, 2010, respectively.

The Company’s three largest impairments totaled $227 million and $290 million for the three months and nine months ended September 30, 2011, respectively, and $65 million and $105 million for the three months and nine months ended September 30, 2010, respectively.

The Company records OTTI losses charged to earnings within net investment gains (losses) and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended September 30, 2011 compared to the three months ended September 30, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $289 million for the three months ended September 30, 2011 as compared to $120 million in the prior period. An increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on Greece sovereign debt securities of $206 million as result of the announced debt exchange program on maturities through 2019 and a reduction in the expected recoverable amount for the longer maturities, which was partially offset by decreased impairments on fixed maturity securities in the financial services industry of $47 million, reflecting improving economic fundamentals.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $588 million for the nine months ended September 30, 2011 as compared to $360 million in the prior period. An increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on Greece sovereign debt securities of $217 million as a result of the announced debt exchange program on maturities through 2019 and a reduction in the expected recoverable amount for the longer maturities and intent to sell impairments on other sovereign securities as the acquired ALICO portfolio was repositioned into longer duration and higher yield investments for total sovereign security impairments of $295 million, which was partially offset by decreased impairments on structured securities of $110 million reflecting improving economic fundamentals.

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

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held at September 30, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the three months and nine months ended September 30, 2011 and 2010.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the following information regarding the Company’s securities lending program:

•	Securities on loan, aging of cash collateral liability, security collateral on deposit from counterparties and the estimated fair value of the reinvestment portfolio at September 30, 2011 and December 31, 2010; and

•	Estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2011 and portion consisting of U.S. Treasury and agency securities at September 30, 2011 and composition of the remaining securities on loan and the composition of the reinvestment portfolio at September 30, 2011.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the following:

•	A table of the invested assets on deposit, invested assets held in trust and invested assets pledged as collateral at September 30, 2011 and December 31, 2010;

•	The amount of the Company’s cash received from and due back to counterparties pursuant to its securities lending program; and

•	Assets of certain CSEs that can only be used to settle liabilities of such entities.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $62.9 billion and $62.3 billion, or 12.2% and 13.1% of total cash and invested assets, at September 30, 2011 and December 31, 2010, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $59.2 billion and $59.0 billion by portfolio segment at September 30, 2011 and December 31, 2010, respectively, as well as the components of the mortgage loans held-for-sale of $3.7 billion and $3.3 billion at September 30, 2011 and December 31, 2010, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents over 70% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both September 30, 2011 and December 31, 2010. The Company diversifies its commercial mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral. The tables below present the diversification across geographic regions and property types for commercial mortgage loans held-for-investment at:

	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Region:
South Atlantic	$8,626	21.5%	$8,016	21.2%
Pacific	8,556	21.3	8,974	23.7
Middle Atlantic	7,917	19.8	6,484	17.1
International	4,650	11.6	4,214	11.1
West South Central	3,257	8.1	3,266	8.6
East North Central	3,253	8.1	3,066	8.1
New England	1,723	4.3	1,531	4.1
Mountain	896	2.2	884	2.3
West North Central	534	1.3	666	1.8
East South Central	453	1.1	461	1.2
Other	255	0.7	256	0.8

Total recorded investment	40,120	100.0%	37,818	100.0%

Less: valuation allowances	428		562

Carrying value, net of valuation allowances	$39,692		$37,256

Property Type:
Office	$19,290	48.1%	$16,857	44.6%
Retail	8,564	21.3	9,215	24.3
Apartments	4,166	10.4	3,630	9.6
Industrial	3,138	7.8	2,910	7.7
Hotels	2,982	7.4	3,089	8.2
Other	1,980	5.0	2,117	5.6

Total recorded investment	40,120	100.0%	37,818	100.0%

Less: valuation allowances	428		562

Carrying value, net of valuation allowances	$39,692		$37,256

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company defines potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; agricultural mortgage loans — 90 days or more; and residential mortgage loans — 60 days or more. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	September 30, 2011				December 31, 2010
				% of				% of
	Recorded	% of	Valuation	Recorded	Recorded	% of	Valuation	Recorded
	Investment	Total	Allowance	Investment	Investment	Total	Allowance	Investment
	(In millions)

Commercial:

Performing	$39,680	98.9%	$358	0.9%	$37,487	99.1%	$528	1.4%
Restructured (1)	242	0.6	46	19.0%	93	0.2	6	6.5%
Potentially delinquent	43	0.1	18	41.9%	180	0.5	28	15.6%
Delinquent or under foreclosure	155	0.4	6	3.9%	58	0.2	—	—%

Total	$40,120	100.0%	$428	1.1%	$37,818	100.0%	$562	1.5%

Agricultural (2):

Performing	$12,750	98.3%	$41	0.3%	$12,486	97.9%	$35	0.3%
Restructured (3)	68	0.5	8	11.8%	33	0.3	8	24.2%
Potentially delinquent	11	0.1	4	36.4%	62	0.5	11	17.7%
Delinquent or under foreclosure (3)	138	1.1	29	21.0%	170	1.3	34	20.0%

Total	$12,967	100.0%	$82	0.6%	$12,751	100.0%	$88	0.7%

Residential (4):

Performing	$3,377	98.6%	$18	0.5%	$2,145	96.1%	$12	0.6%
Restructured (5)	3	0.1	—	—%	4	0.2	—	—%
Potentially delinquent	10	0.3	—	—%	4	0.2	—	—%
Delinquent or under foreclosure (5)	34	1.0	1	5.9%	78	3.5	2	2.6%

Total	$3,424	100.0%	$19	0.6%	$2,231	100.0%	$14	0.6%

(1)	As of September 30, 2011 and December 31, 2010, restructured commercial mortgage loans were comprised of ten and five restructured loans, respectively, all of which were performing.

(2)	Of the $13.0 billion of agricultural mortgage loans outstanding at September 30, 2011, 50% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)	As of September 30, 2011 and December 31, 2010, restructured agricultural mortgage loans were comprised of fourteen and five restructured loans, respectively, all of which were performing. Additionally, as of December 31, 2010, delinquent or under foreclosure agricultural mortgage loans included two restructured loans with a recorded investment of $29 million, which were not performing.

(4)	Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans, and to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

(5)	As of September 30, 2011 and December 31, 2010, restructured residential mortgage loans were comprised of eight and twelve restructured loans, respectively, all of which were performing. Additionally, as of September 30, 2011, potentially delinquent restructured mortgage loans included five restructured loans.

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, as well as loans modified through troubled debt restructurings.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 62% and 66% at September 30, 2011 and December 31, 2010, respectively, and the average debt service coverage ratio was 2.2x at September 30, 2011 as compared to 2.4x at December 31, 2010. For agricultural mortgage loans, the average loan-to-value ratio was 48% and 49% at September 30, 2011 and December 31, 2010, respectively. The values utilized in calculating the debt service coverage and loan-to-value ratios are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter as part of the periodic quality rating process and evaluation of the estimated fair value of the underlying collateral.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate loans. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $198 million at September 30, 2011, and the majority of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $537 million and $389 million at September 30, 2011 and December 31, 2010, respectively.

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

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the activity in the Company’s valuation allowances, by portfolio segment, for the three months and nine months ended September 30, 2011 and 2010; and for tables that present the Company’s valuation allowances, by type of credit loss, by portfolio segment, at September 30, 2011 and December 31, 2010.

Impairments to estimated fair value included within net investment gains (losses) for impaired mortgage loans were ($47) million and ($32) million for the three months and nine months ended September 30, 2011, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2010, respectively. The estimated fair value of the impaired mortgage loans after these impairments was $313 million and $197 million at September 30, 2011 and December 31, 2010, respectively, which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $245 million and $164 million related to impaired mortgage loans held-for-investment and $68 million and $33 million to certain mortgage loans held-for-sale, at September 30, 2011 and December 31, 2010, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3 due to the lack of transparency and unobservability in collateral valuation and independent broker quotations.

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	September 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Traditional	$5,690	69.4%	$5,030	62.6%
Real estate joint ventures and funds	2,327	28.4	2,707	33.7

Real estate and real estate joint ventures	8,017	97.8	7,737	96.3
Foreclosed (commercial, agricultural and residential)	173	2.1	152	1.9

Real estate held-for-investment	8,190	99.9	7,889	98.2
Real estate held-for-sale	7	0.1	141	1.8

Total real estate and real estate joint ventures	$8,197	100.0%	$8,030	100.0%

See also Note 3 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $7.3 billion and $6.6 billion at September 30, 2011 and December 31, 2010, respectively.

There were no impairments of real estate and real estate joint ventures for the three months ended September 30, 2011 and 2010, and $1 million and $47 million for the nine months ended September 30, 2011, and 2010, respectively. There were no impairments of cost basis real estate joint ventures for the three months and nine months ended September 30, 2011. There were no impairments of cost basis real estate joint ventures for the three months ended September 30, 2010 and $25 million for the nine months ended September 30, 2010, and such impairments were recognized in net investment gains (losses) for all periods. The estimated fair value of the impaired cost basis real estate joint ventures after these impairments was $8 million at September 30, 2010. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments. There were no impairments recognized on real estate held-for-sale for the three months and nine months ended September 30, 2011 and 2010.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the U.S. and overseas) was $6.5 billion and $6.4 billion, which included $1.1 billion and $1.0 billion of hedge funds, at September 30, 2011 and December 31, 2010, respectively. Impairments to estimated fair value for such other limited partnership interests of $2 million for both the three months ended September 30, 2011 and 2010, and $5 million and $10 million for the nine months ended September 30, 2011 and 2010, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $13 million and $18 million at September 30, 2011 and 2010, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	September 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Freestanding derivatives with positive estimated fair values	$16,284	70.4%	$7,777	50.4%
Leveraged leases, net of non-recourse debt	2,240	9.7	2,191	14.2
Tax credit partnerships	1,045	4.5	976	6.3
MSRs	686	3.0	950	6.2
Funds withheld	562	2.4	551	3.6
Joint venture investments	201	0.9	694	4.5
Other	2,120	9.1	2,291	14.8

Total	$23,138	100.0%	$15,430	100.0%

See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values.

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $15.9 billion and $9.4 billion, or 3.1% and 2.0% of total cash and invested assets, at September 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less at the time of purchase were $5.4 billion and $9.6 billion, or 1.0% and 2.0% of total cash and invested assets, at September 30, 2011 and December 31, 2010, respectively.

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

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•	Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at September 30, 2011 and December 31, 2010.

Hedging.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at September 30, 2011 and December 31, 2010.

•	The notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at September 30, 2011 and December 31, 2010.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2011 and 2010.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2011
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$196	1%	$129	3%
Significant other observable inputs (Level 2)	14,767	91	3,694	93
Significant unobservable inputs (Level 3)	1,321	8	136	4

Total estimated fair value	$16,284	100%	$3,959	100%

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

Derivatives categorized as Level 3 at September 30, 2011 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; credit default swaps based upon baskets of credits having unobservable credit correlations, credit default swaps priced through independent broker quotes; equity options with unobservable volatility inputs or that are priced via independent broker quotations; and credit forwards having unobservable repurchase rates.

At September 30, 2011 and December 31, 2010, 5% and 2%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2011 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
	(In millions)

Balance, beginning of period	$79	$173
Total realized/unrealized gains (losses) included in:
Earnings	692	594
Other comprehensive income (loss)	333	338
Purchases, sales, issuances and settlements	80	182
Transfer into and/or out of Level 3	1	(102)

Balance, end of period	$1,185	$1,185

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

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2011
	Net Embedded Derivatives Within
	Asset Host		Liability Host
	Contracts		Contracts
		(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	2	1	19	1
Significant unobservable inputs (Level 3)	354	99	4,862	99

Total estimated fair value	$356	100%	$4,881	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
	(In millions)

Balance, beginning of period	$(2,074)	$(2,438)
Total realized/unrealized gains (losses) included in:
Earnings	(2,199)	(1,615)
Other comprehensive income (loss)	(114)	(116)
Purchases, sales, issuances and settlements	(121)	(339)
Transfer into and/or out of Level 3	—	—

Balance, end of period	$(4,508)	$(4,508)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $1,952 million and $1,986 million for the three months and nine months ended September 30, 2011, respectively, and ($291) million and $399 million for the three months and nine months ended September 30, 2010, respectively. The net derivative gains (losses) for the three months and nine months ended September 30, 2010 included ($955) million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2010 Annual Report.

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

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $613 million at September 30, 2011. There was no non-cash collateral for securities lending on deposit from customers at December 31, 2010.

Other

See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for the following information:

•	Commitments to Fund Partnership Investments;

•	Mortgage Loan Commitments;

•	Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments; and

•	Guarantees.

Other than the commitments disclosed in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investment arrangements.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption has adversely affected the financial services industry, in particular. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began.

The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the recent downgrade by S&P of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. It is possible that the downgrade and continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S. could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends,” “— Investments — Current Environment” and “Risk Factors — Concerns over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.” The following discussion supplements the discussion in the 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash and cash equivalents, short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities, and cash collateral received from counterparties in connection with derivative instruments) was $14.1 billion and $17.6 billion at September 30, 2011 and December 31, 2010, respectively. We continuously monitor and adjust our liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. See “— Investments — Current Environment.”

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

Despite the still unsettled financial markets, the Company also raised new capital from successful offerings of the Holding Company’s common stock in August 2010 and March 2011. The August 2010 offering provided financing for the Acquisition and the March 2011 offering provided financing for the repurchase from AM Holdings of the Holding Company’s Convertible Preferred Stock that was issued in connection with the Acquisition. See “— The Company — Liquidity and Capital Sources — Convertible Preferred Stock” and “— Common Stock.”

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

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are described below, and summarized as follows:

	Nine Months
	Ended
	September 30,
	2011	2010
	(In millions)

Sources:
Net cash provided by operating activities	$9,040	$5,193
Net cash provided by changes in policyholder account balances	2,910	3,583
Net cash provided by changes in payables for collateral under securities loaned and other transactions	7,661	7,695
Net cash provided by changes in bank deposits	296	—
Net cash provided by short-term debt issuances	145	1,145
Long-term debt issued	1,346	4,590
Cash received in connection with collateral financing arrangements	100	—
Common stock issued, net of issuance costs	2,950	3,529
Stock options exercised	77	32
Cash provided by the effect of change in foreign currency exchange rates	133	—

Total sources	24,658	25,767

Uses:
Net cash used in investing activities	23,349	19,369
Net cash used for changes in bank deposits	—	959
Long-term debt repaid	1,192	689
Debt issuance costs	1	14
Redemption of convertible preferred stock	2,805	—
Preferred stock redemption premium	146	—
Dividends on preferred stock	91	91
Net cash used in other, net	68	192
Cash used in the effect of change in foreign currency exchange rates	—	8

Total uses	27,652	21,322

Net increase (decrease) in cash and cash equivalents	$(2,994)	$4,445

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At September 30, 2011 and December 31, 2010, the Company had $260.1 billion and $245.7 billion, respectively, in liquid assets. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•	The Holding Company and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities. MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2011 and December 31, 2010, MetLife Funding had a tangible net worth of $12 million. At September 30, 2011 and December 31, 2010, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $101 million and $102 million, respectively.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At both September 30, 2011 and December 31, 2010, MetLife Bank had no liability for advances from the Federal Reserve Bank of New York under this facility.

•	MetLife Bank has a cash need to fund residential mortgage loans that it originates and generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. The outstanding volume of residential mortgage originations varies from month to month and is cyclical within a month. To meet the variable funding requirements from this mortgage activity, as well as to increase overall liquidity from time to time, MetLife Bank takes advantage of short-term collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). MetLife Bank has entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. MetLife Bank has received advances from the FHLB of NY on both short-term and long-term bases, with a total liability of $4.6 billion and $3.8 billion at September 30, 2011 and December 31, 2010, respectively.

•	The Company also had obligations under funding agreements with the FHLB of NY of $11.8 billion and $12.6 billion at September 30, 2011 and December 31, 2010, respectively, for MLIC, and with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $450 million and $100 million at September 30, 2011 and December 31, 2010, respectively, for MetLife Insurance Company of Connecticut (“MICC”). See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report. In September 2010, MetLife Investors Insurance Company (“MLIIC”) and General American Life Insurance Company (“GALIC”), subsidiaries of MetLife, Inc., each became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), and each purchased $10 million of FHLB of Des Moines common stock. Membership in the FHLB of Des Moines provides an additional source of contingent liquidity for the Company. The Company had obligations under funding agreements with the FHLB of Des Moines of $220 million for MLIIC and $475 million for GALIC at September 30, 2011. There were no funding agreements with the FHLB of Des Moines at December 31, 2010.

•	The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. At September 30, 2011 and December 31, 2010, funding agreements outstanding, which are included in PABs, were $24.9 billion and $27.2 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

•	MLIC and MICC have each issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac, a federally chartered instrumentality of the U.S. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued was $2.8 billion at both September 30, 2011 and December 31, 2010, which is included in PABs. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with carrying values of $3.2 billion at both September 30, 2011 and December 31, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	September 30, 2011	December 31, 2010
	(In millions)

Short-term debt	$451	$306
Long-term debt (1)	$21,596	$20,766
Collateral financing arrangements	$5,297	$5,297
Junior subordinated debt securities	$3,192	$3,191

(1)	Excludes $3,157 million and $6,820 million at September 30, 2011 and December 31, 2010, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings.  During the nine months ended September 30, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $1.3 billion and $1.6 billion, respectively, from the FHLB of NY. During the nine months ended September 30, 2011 and 2010, MetLife Bank received advances related to short-term borrowings totaling $5.8 billion and $8.3 billion, respectively, from the FHLB of NY.

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

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at September 30, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2011, the Company had outstanding $2.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.9 billion at September 30, 2011.

On August 12, 2011, the 364-day, $1.0 billion senior unsecured credit agreement entered into in October 2010 by the Holding Company and MetLife Funding was amended and restated to provide a five-year, $3.0 billion senior unsecured credit facility. Concurrently, the Holding Company and MetLife Funding elected to reduce the outstanding commitments under the three-year, $3.0 billion senior unsecured credit facility entered into in October 2010 to $1.0 billion with no change to the original maturity of October 2013. Proceeds under both credit agreements are available to be used for general corporate purposes (including, in the case of loans made under the facilities, to back up commercial paper and, in the case of letters of credit issued under the facilities, to support variable annuity policy and reinsurance reserve requirements). The Company incurred costs of $9 million related to the amended and restated credit facilities, which have been capitalized and included in other assets. These costs will be amortized over the amended terms of the facilities. Due to the reduction in total capacity of the three-year facility, the Company subsequently expensed $4 million of the remaining deferred financing costs associated with the October 2010 credit agreement, which are included in other expenses.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At September 30, 2011, the Company had outstanding $6.0 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.6 billion at September 30, 2011. In February 2011, the Holding Company entered into a one-year $350 million committed facility with a third-party bank to provide letters of credit for the benefit of Missouri Reinsurance (Barbados) Inc. (“MoRe”), a captive reinsurance subsidiary. This facility was canceled on July 1, 2011.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all covenants at September 30, 2011 and December 31, 2010.

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

Common Stock.  On March 8, 2011, the Holding Company issued 68,570,000 new shares of its common stock in a public offering at a price of $43.25 per share for gross proceeds of $3.0 billion. The proceeds were used to repurchase the Convertible Preferred Stock.

In November 2010, the Holding Company issued to AM Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share. On March 8, 2011, AM Holdings sold the 78,239,712 shares of common stock in a public offering concurrent with the public offering of common stock by the Holding Company.

During the nine months ended September 30, 2011, the Holding Company issued 2,583,389 new shares of common stock for $77 million to satisfy various stock option exercises.

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

Liquidity and Capital Uses

Debt Repayments.  During the nine months ended September 30, 2011 and 2010, MetLife Bank made repayments of $690 million and $219 million, respectively, to the FHLB of NY related to long-term borrowings. During the nine months ended September 30, 2011 and 2010, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $5.6 billion and $7.2 billion, respectively.

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

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For both the nine months ended September 30, 2011 and 2010, general account surrenders and withdrawals from annuity products were $2.8 billion. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at September 30, 2011 there were $1,385 million of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder of the balance was subject to a notice period of nine months or longer. An additional $250 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Dividends.  Common stock dividend decisions are determined by the Holding Company’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions by the Holding Company to its common stockholders is regulated by the Federal Reserve.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Stock is as follows for the nine months ended September 30, 2011:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 15, 2011	August 31, 2011	September 15, 2011	$0.2555555	$6	$0.4062500	$24
May 16, 2011	May 31, 2011	June 15, 2011	$0.2555555	7	$0.4062500	24
March 7, 2011	February 28, 2011	March 15, 2011	$0.2500000	6	$0.4062500	24

				$19		$72

Residential Mortgage Loans Held-for-Sale.  At September 30, 2011, the Company held $3,726 million in residential mortgage loans held-for-sale, compared with $3,321 million at December 31, 2010, an increase of $405 million. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the

FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $106 million at September 30, 2011. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $25.8 billion and $24.6 billion at September 30, 2011 and December 31, 2010, respectively. Of these amounts, $2.4 billion and $2.8 billion at September 30, 2011 and December 31, 2010, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2011 was $2.4 billion, of which $2.2 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

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

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, all of MetLife Bank’s risk-based and leverage capital ratios met the federal banking regulatory agencies “well capitalized” standards and all of the Holding Company’s risk-based and leverage capital ratios met the “adequately capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, if adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Financial and Economic Environment” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

No other available amounts were paid by the above subsidiaries to the Holding Company during the nine months ended September 30, 2011.

In addition to the amounts presented in the table above, during the nine months ended September 30, 2011, the Holding Company received cash of $592 million, of which $46 million represented a dividend and $546 million represented a return of capital.

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

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At September 30, 2011 and December 31, 2010, the Holding Company had $3.3 billion and $2.8 billion, respectively, in liquid assets. In addition, the Holding Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At September 30, 2011 and December 31, 2010, the Holding Company had pledged $410 million and $362 million, respectively, of liquid assets under collateral support agreements.

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

Long-term Debt.  The following table summarizes the outstanding long-term debt of the Holding Company at:

	September 30, 2011	December 31, 2010
	(In millions)

Long-term debt — unaffiliated	$16,419	$16,258
Long-term debt — affiliated (1)	$500	$665
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)	Includes $165 million of affiliated senior notes associated with bonds held by ALICO at December 31, 2010. Such bonds were sold to a third party in the second quarter of 2011.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it was in compliance with all covenants at September 30, 2011 and December 31, 2010.

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

Affiliated Capital Transactions.  During the nine months ended September 30, 2011 and 2010, the Holding Company invested an aggregate of $1,283 million and $315 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
			(In millions)

Metropolitan Life Insurance Company (1)	6-month LIBOR + 1.80%	December 31, 2011	$—	$775
American Life Insurance Company (2)	6-month LIBOR + 1.06%	September 26, 2013	100	—
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$600	$1,275

(1)	In April 2011, MLIC repaid in cash the $775 million surplus note issued to the Holding Company in December 2009. The early redemption was approved by the New York Superintendent of Insurance.

(2)	On September 26, 2011, American Life issued a note to the Holding Company for $100 million maturing no later than September 26, 2013 with an interest rate of 6-month LIBOR + 1.06% in exchange for cash.

Debt Repayments.  The Holding Company intends to repay the debt that is due in December 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Senior Notes” in the 2010 Annual Report.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In June 2011, the Holding Company guaranteed the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan branch.

As noted in “— The Company — Liquidity and Capital Uses — Support Agreements,” the Holding Company was formerly a party to a net worth maintenance agreement with MSI MetLife, a former investment in Japan of which the Holding Company owned 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSI MetLife to have the amount of capital and surplus necessary for MSI MetLife to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSI MetLife as may have been necessary to ensure that MSI MetLife had sufficient cash or other liquid assets to meet its payment obligations as they fell due. As more fully described in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements, the Holding Company sold its 50% interest in MSI MetLife to a third party. Upon the close of such sale on April 1, 2011, the Holding Company’s obligations under the net worth maintenance agreement were terminated.

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

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements, which includes information on new guidance regarding accounting for DAC.

Subsequent Event

On October 25, 2011, the Company’s Board of Directors approved an annual dividend for 2011 of $0.74 per common share payable on December 14, 2011 to stockholders of record as of November 9, 2011. The Company estimates the aggregate dividend payment to be $787 million.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at September 30, 2011. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at September 30, 2011:

September 30, 2011
(In millions)

Non-trading:
Interest rate risk	$3,427
Foreign currency exchange rate risk	$4,446
Equity market risk	$(45)
Trading:
Interest rate risk	$3
Foreign currency exchange rate risk	$449

Sensitivity Analysis:  Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at September 30, 2011 by type of asset or liability:

	September 30, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$353,927	$(4,072)
Equity securities		3,118	—
Trading and other securities		18,698	(4)
Mortgage loans:
Held-for-investment		61,624	(226)
Held-for-sale		3,740	(4)

Mortgage loans, net		65,364	(230)
Policy loans		13,889	(119)
Real estate joint ventures (1)		603	—
Other limited partnership interests (1)		1,658	—
Short-term investments		15,913	(1)
Other invested assets:
Mortgage servicing rights		686	56
Other		1,453	—
Cash and cash equivalents		10,001	(1)
Accrued investment income		4,793	—
Premiums, reinsurance and other receivables		5,376	(237)
Other assets		482	(2)
Net embedded derivatives within asset host contracts (2)		356	(18)
Mortgage loan commitments	$3,743	4	(2)
Commitments to fund bank credit facilities, bridge loans and private corporate
bond investments	$1,855	33	—

Total Assets			$(4,630)

Liabilities:
Policyholder account balances		$153,778	$794
Payables for collateral under securities loaned and other transactions		34,933	—
Bank deposits		10,754	2
Short-term debt		451	—
Long-term debt		22,991	219
Collateral financing arrangements		4,647	—
Junior subordinated debt securities		3,219	98
Other liabilities:
Trading liabilities		67	1
Other		4,793	—
Net embedded derivatives within liability host contracts (2)		4,881	1,556

Total Liabilities			$2,670

Derivative Instruments:
Interest rate swaps	$72,828	$5,625	$(980)
Interest rate floors	$23,866	1,066	(90)
Interest rate caps	$38,727	70	20
Interest rate futures	$15,429	(12)	(74)
Interest rate options	$18,088	1,080	(241)
Interest rate forwards	$16,812	206	(46)
Synthetic GICs	$4,420	—	—
Foreign currency swaps	$16,823	269	14
Foreign currency forwards	$10,029	307	29
Currency futures	$633	—	—
Currency options	$2,502	13	—
Credit default swaps	$13,450	210	—
Credit forwards	$20	3	—
Equity futures	$6,845	144	—
Equity options	$17,413	3,003	(94)
Variance swaps	$19,394	310	(8)
Total rate of return swaps	$1,612	31	—

Total Derivative Instruments			$(1,470)

Net Change			$(3,430)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $1,934 million, or 36%, to $3,448 million at September 30, 2011 from $5,382 million at December 31, 2010. The decrease in risk is primarily due to a large decline in interest rates across the long end of the swaps and U.S. Treasury curves which decreased risk by $2,400 million. This decrease in risk was partially offset by a change in the net assets and liabilities bases of $364 million and a decrease in the long-term debt of $206 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at September 30, 2011 by type of asset or liability:

	September 30, 2011
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$353,927	$(7,782)
Equity securities		3,118	(150)
Trading and other securities		18,698	(449)
Mortgage loans:
Held-for-investment		61,624	(446)
Held-for-sale		3,740	—

Mortgage loans, net		65,364	(446)
Policy loans		13,889	(200)
Other limited partnership interests		1,658	(13)
Short-term investments		15,913	(204)
Other invested assets:
Mortgage servicing rights		686	—
Other		1,453	(111)
Cash and cash equivalents		10,001	(122)
Accrued investment income		4,793	(14)
Premiums, reinsurance and other receivables		5,376	(160)
Other assets		482	(11)

Total Assets			$(9,662)

Liabilities:
Policyholder account balances		$153,778	$3,425
Bank deposits		10,754	—
Long-term debt		22,991	118
Payable for collateral under securities loaned and other transactions		34,933	3
Other liabilities		4,793	208
Net embedded derivatives within liability host contracts (2)		4,881	424

Total Liabilities			$4,178

Derivative Instruments:
Interest rate swaps	$72,828	$5,625	$(29)
Interest rate floors	$23,866	1,066	—
Interest rate caps	$38,727	70	—
Interest rate futures	$15,429	(12)	—
Interest rate options	$18,088	1,080	(17)
Interest rate forwards	$16,812	206	—
Synthetic GICs	$4,420	—	—
Foreign currency swaps	$16,823	269	716
Foreign currency forwards	$10,029	307	69
Currency futures	$633	—	(56)
Currency options	$2,502	13	8
Credit default swaps	$13,450	210	—
Credit forwards	$20	3	—
Equity futures	$6,845	144	5
Equity options	$17,413	3,003	(106)
Variance swaps	$19,394	310	(1)
Total rate of return swaps	$1,612	31	—

Total Derivative Instruments			$589

Net Change			$(4,895)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $880 million, or 22%, to $4,895 million at September 30, 2011 from $4,015 million at December 31, 2010. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities) of $1,369 million due to higher net exposures primarily to the British pound, the Australian dollar and the Japanese yen. This was partially offset by an increase in the foreign exposure related to policyholder account balances and to the use of derivatives employed by the Company of $170 million and $284 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at September 30, 2011 by type of asset or liability:

	September 30, 2011
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$3,118	$(334)
Other invested assets:
Net embedded derivatives within asset host contracts (2)		356	19

Total Assets			$(315)

Liabilities:
Policyholder account balances		$153,778	$—
Bank deposits		10,754	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		4,881	(787)

Total Liabilities			$(787)

Derivative Instruments:
Interest rate swaps	$72,828	$5,625	$—
Interest rate floors	$23,866	1,066	—
Interest rate caps	$38,727	70	—
Interest rate futures	$15,429	(12)	—
Interest rate options	$18,088	1,080	—
Interest rate forwards	$16,812	206	—
Synthetic GICs	$4,420	—	—
Foreign currency swaps	$16,823	269	—
Foreign currency forwards	$10,029	307	—
Currency futures	$633	—	—
Currency options	$2,502	13	—
Credit default swaps	$13,450	210	—
Credit forwards	$20	3	—
Equity futures	$6,845	144	612
Equity options	$17,413	3,003	400
Variance swaps	$19,394	310	—
Total rate of return swaps	$1,612	31	135

Total Derivative Instruments			$1,147

Net Change			$45

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk decreased by $59 million, resulting in a gain position of $45 million at September 30, 2011 compared to a loss position of $14 million at December 31, 2010. This change was partially due to an increase in exposure from the derivatives employed by the company of $361 million. This was offset by an increase in equity exposure related to net embedded derivatives within liability host contracts of $331 million. The remainder of the fluctuation is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended by MetLife, Inc.’s Form 10-K/A dated March 1, 2011 (as amended, the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2010 Annual Report, MLIC received approximately 5,670 asbestos-related claims in 2010. During the nine months ended September 30, 2011 and 2010, MLIC received approximately 3,750 and 4,800 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2011.

Regulatory Matters

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011).  On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint sought injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the U.S. Homer City OL6 LLC is a defendant in this action. On October 12, 2011, the court issued an order dismissing the Government’s lawsuit with prejudice. On October 13, 2011, the court issued an order dismissing the federal claims in the putative class actions with prejudice and dismissing the state law claims in the putative class actions without prejudice to re-file in state court. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

Unclaimed Property Inquiries.  More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

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

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed December 4, 2008).  This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On August 5, 2011, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the complaint. Plaintiffs have filed a petition for a rehearing or rehearing en banc with the Second Circuit.

Other U.S. Litigation

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011).  This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, and unfair trade practices, based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. MLIC has removed the case to federal court based upon complete ERISA preemption of the state law claims and on September 19, 2011, filed a motion to dismiss.

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006). In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming MLIC as a party. In August, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

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

The following, together with the information under “Risk Factors” in Item 8.01 of MetLife, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2011, and “Risk Factors” in Part II, Item 1A, of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2010 Annual Report.

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

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks discussed in reports we file with the SEC. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain were also recently downgraded. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. The Japanese economy, to which we face substantial exposure given our operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the recent downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. It is possible that the downgrade and continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S. could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— Concerns over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” for further information about European region support programs announced in July 2011 and October 2011 and ratings actions.

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

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs

(“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position,” “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Concerns over U.S. fiscal policy and the trajectory of the national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s Investors Service (“Moody’s”) affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. Fitch Ratings (“Fitch”) affirmed its AAA rating on U.S. Treasury securities and kept its outlook stable. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable.

As a result, the market value of some of our investments is likely to decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with the sustained current trajectory of the national debt of the U.S., would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” and “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position” in the 2010 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting

Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In recent years, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the U.S. federal government have taken a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to MetLife, Inc. are the monetary policy implemented by the Federal Reserve Board and the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife. Given the large number of provisions of Dodd-Frank that must be implemented through regulatory action and the delay with which some aspects of this implementation are taking place, as well as MetLife, Inc.’s announced intention to sell MetLife Bank, National Association’s (“MetLife Bank”) depository and forward mortgage origination businesses, relinquish its bank charter (subject to regulatory approval) and, as a result, no longer be regulated as a bank holding company, we cannot predict what impact this could have on our business, results of operations and financial condition. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

In September 2011, the Federal Open Market Committee announced a program, known as “Operation Twist,” to purchase, by the end of June 2012, $400 billion in par value of U.S. Treasury securities with remaining maturities of six to 30 years and to sell, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of three years or less. By reducing the supply of longer-term securities in the market, this action is intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. There can be no assurance that Operation Twist will have the intended effect or what impact, if any, this program could have on our business, results of operations and financial condition.

In addition, the U.S. federal government (including the FDIC) and private lenders have instituted programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgage loans. As a result of such programs or of any legislation requiring loan modifications, we may need to maintain or increase our engagement in similar activities in order to comply with program or statutory requirements and to remain competitive. Increased attention is also being paid to the practices of lenders in connection with the mortgage modification process.

We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether the Federal Reserve Board will make funds available, and whether Congress will be willing to make the necessary appropriations to counteract any weakness in employment or other aspects of the overall economy.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” as well as “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report.

Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S.  Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation” in the 2010 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled or operate. See “Business — International Regulation” in the 2010 Annual Report.

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

U.S. Federal Regulation Affecting Insurance.  Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See ‘‘— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Banking and Bank Holding Company Regulation.  As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking laws regulate most aspects of the business of MetLife Bank, but certain state laws apply as well. MetLife Bank is principally regulated by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve and the FDIC.

Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	the permissibility of certain activities;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	dividend payments and repurchases of securities, including common stock;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	mortgage servicing practices;

•	privacy; and

•	relationships with MetLife, Inc. in its capacity as a bank holding company and potentially with other investors in connection with a change in control of MetLife Bank.

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

State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated

that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. See “— The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers.”

In addition, Dodd-Frank establishes a new Bureau of Consumer Financial Protection that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the new Bureau has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard may require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. The scope of this new standard is currently the matter of some dispute between the Comptroller of the Currency and some state attorneys general, and there have been judicial decisions holding that Dodd-Frank did not change the pre-existing preemption standard as established in earlier judicial decisions. As a result of the new standard, whatever its scope is finally determined to be, the regulatory and compliance burden on MetLife Bank may increase, which could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could also impact the business and operations of MetLife Bank.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) published capital and liquidity standards referred to as “Basel III” for banks and bank holding companies, such as MetLife, Inc. Assuming regulators in the U.S. implement Basel III, it will require banks and bank holding companies to hold greater amounts of capital, to comply with requirements for short-term liquidity and to reduce reliance on short-term funding sources. See “Business — U.S. Regulation — Financial Holding Company Regulation — Capital” in the 2010 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” It is not clear how these new requirements will compare to the enhanced prudential standards that may apply to us under Dodd-Frank. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” Recently, the Basel Committee reaffirmed its determination to maintain its proposed standard requiring a capital surcharge for large banks.

As a bank holding company, MetLife, Inc. may be restricted in its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital. The Federal Reserve Board or the Federal Reserve Bank of New York (collectively, the “Federal Reserve”) will need to approve our capital plans and any material changes to them in connection with such activities. There can be no assurance that the Federal Reserve will approve our capital plans. In October 2011, the Federal Reserve declined to act on our request to increase our common stock dividend and resume common stock repurchase activity. The ability of MetLife Bank and MetLife, Inc. to pay dividends or repurchase common stock or other securities could also be affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank and/or the implementation by the U.S. banking regulators of Basel III. As required by Dodd-Frank, effective July 21, 2011, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., are required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis, as well as their depository institution(s). If we are unable to meet these standards, we could be subject to activity restrictions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends or repurchase common stock. We determine our consolidated risk-based capital (“RBC”) ratios, as so defined, as of the end of each calendar quarter. As of September 30, 2011, our total RBC ratio was 10.20% and our Tier 1 RBC ratio was 9.91%. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” MetLife, Inc. is exploring the sale of MetLife Bank’s depository and forward mortgage origination businesses. The sale of the depository business, if completed, and the associated relinquishment of MetLife Bank’s charter (which is subject to regulatory approval), would end MetLife, Inc.’s status as a bank holding company; however, once its status as a bank holding company ends, MetLife, Inc. could still be subject to enhanced supervision by the Federal Reserve if it is designated by the Financial Stability Oversight Council (“FSOC”) as a systemically important financial institution. On October 11,

2011, the FSOC issued a notice of proposed rulemaking outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be so subject. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors. For further information regarding this proposal, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

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

Regulation of Brokers and Dealers.  Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Banking Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report.

Non-U.S. Regulation.  Our international operations are subject to regulation in the jurisdictions in which they operate, as described further under “Business — International Regulation” in the 2010 Annual Report. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership, changes in laws or their interpretation or application, political instability, dividend limitations, price controls, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as adverse actions by foreign governmental authorities and regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

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

Furthermore, the increase in our international operations as a result of the Acquisition may also subject us to increased supervision by the Federal Reserve Board, since the size of a bank holding company’s foreign activities is taken as an indication of the holding company’s complexity. It may also have an effect on the manner in which MetLife, Inc. is required to calculate its RBC.

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

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations, capital requirements and profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial institution, MetLife, Inc. will be subject to enhanced prudential standards imposed on such companies. Enhanced standards could be applied to RBC, liquidity, leverage (unless another, similar, standard is appropriate), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness. In addition, under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc. will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank.

•	MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and RBC requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of Dodd-Frank. One consequence of these new rules will ultimately be the inability of bank holding companies to include trust-preferred securities as part of their Tier 1 capital. Because of the phase-in period for these new rules, they should have little practical effect on MetLife’s ability to treat its currently outstanding trust-preferred securities as part of its Tier 1 capital, but they do prevent MetLife, Inc. from treating the common equity units issued originally as part of the consideration for the Acquisition (and since re-sold to the public) as Tier I capital, since the new rules apply immediately to instruments issued after May 19, 2010.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank financial companies supervised by the Federal Reserve, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. In addition, regulations have been proposed by the FDIC and the Federal Reserve Board regarding the advance preparation of resolution plans by companies potentially subject to the FDIC’s liquidation authority. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on MetLife, Inc.’s part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. MetLife, Inc. uses derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse with respect to MetLife, Inc.’s cleared derivative transactions. In addition, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investment laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Other exemptions, including, but not limited to, activities for risk-mitigating hedging and activities on behalf of customers, may be available for the general account or separate account activities of insurance companies. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of rule-making during which the effects of the statutory language may be clarified. Among other things, one task of the rule-making is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Until the rule-making is complete, including the scope of the statutory exemptions to be applied to insurance companies for each of the prohibitions on proprietary trading and fund sponsoring or investing, it is unclear whether MetLife, Inc. may have to alter any of its future activities to comply, including continuing to invest in private investment funds for its general accounts or to issue certain insurance products backed by its separate accounts.

•	Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on the investments and investment activities, banking activities and insurance and annuity products of MetLife, Inc. and its subsidiaries will remain unclear. For example, besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are related to (either through a fund sponsorship or investor relationship) a company affiliated with an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and in whose funds we have invested, may have to divest their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Secondary sales of fund interests at significant discounts by banking institutions and their affiliates, which are not fund sponsors but nevertheless are subject to the divestment requirements of Dodd-Frank, could reduce the returns realized by investors such as MetLife, Inc. and its subsidiaries seeking to access liquidity by selling their fund interests. In addition, our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank. See also “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report. Finally, rulemaking mandated by Dodd-Frank to define the scope of the term “swap,” and the extent to which insurance products may or may not be excluded from the definition of a swap, could impact a number of categories of insurance products issued and sold by MetLife, including stable value products.

•	In addition, Dodd-Frank statutorily imposes the requirement that MetLife, Inc. serve as a source of strength for MetLife Bank.

The addition of a new regulatory regime over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to MetLife, Inc.’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors, for example insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and additional capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. The impact could be different if MetLife, Inc. is able to implement its plans to sell its depository and forward mortgage origination businesses, relinquish the MetLife Bank charter (subject to regulatory approval), and no longer be subject to regulation as a bank holding company, although it could still be subject to enhanced supervision as a systemically important non-bank financial institution. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance, Brokerage and Banking Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report.

Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which MetLife, Inc. and its subsidiaries engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. Neither of the consent decrees includes monetary penalties. In a press release, the Federal Reserve stated that it plans to announce monetary penalties with respect to the consent orders. The OCC stated in its press release that the actions do not preclude assessment of civil monetary penalties, which the OCC is holding in abeyance. It is also possible that additional state or federal authorities may pursue similar investigations or make related inquiries. MetLife Bank has also had an initial meeting with the Department of Justice regarding mortgage servicing and foreclosure practices.

These consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. MetLife cannot predict the outcome of any such actions or reviews. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

On October 12, 2011, MetLife, Inc. announced that it was exploring the sale of MetLife Bank’s forward mortgage origination business. MetLife, Inc. had previously announced in July 2011 that it was exploring the sale of MetLife Bank’s depository business. We cannot assure you that any sale of MetLife Bank’s forward mortgage origination business will relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

Outside of the U.S., where MetLife derives and will continue to derive a significant portion of its income, regulatory regimes are developing at different speeds, driven by a combination of global factors and local considerations. New requirements may be introduced that are retrospectively applied to sales made prior to their introduction.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In August 2011, the Federal Reserve announced its plans to keep interest rates at low levels until at least mid-2013.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate negative VOBA, which increases net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In August 2011, we entered into a $3 billion unsecured five-year credit agreement by amending and restating our October 2010 unsecured 364-day credit agreement, and reduced the outstanding commitment under our October 2010 unsecured three-year credit facility to $1 billion. We also have other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Notes 11 and 24 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented, including new guidance regarding accounting for deferred acquisition costs, is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2011.

MLIC and its affiliates are currently defendants in numerous lawsuits including class actions and individual suits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

In addition, MLIC is a defendant in a large number of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year. The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that our total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. The potential future charges could be material in the particular quarterly or annual periods in which they are recorded.

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

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Our Employees or Hinder or Prevent Us From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

The impact of the Health Care Act on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the U.S. Treasury, the IRS, the U.S. Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit products, subject to various effective dates. It also imposes requirements on the purchasers of certain of these products and has implications for certain other MLIC products, such as annuities. We cannot predict the impact of the Act or of regulations, guidance or determinations made by various regulators, on the various products that we offer. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

Litigation in U.S. federal courts has challenged whether the Health Care Act, or parts of it, are valid and consistent with the U.S. constitution. Some of the recent court decisions on these issues have held that the Health Care Act is unconstitutional, in whole or in part, and some observers believe that the U.S. Supreme Court will decide these issues in 2012. If the Health Care Act is ruled unconstitutional, the resulting disruption to the system of regulation of health care benefits, other benefits, and other forms of compensation in the U.S., and uncertainty regarding the future course of that system of regulation, may have impacts, some of them potentially negative, on the way that we provide health care benefits, other benefits and other forms of compensation to employees, and on our ability to do so in an efficient manner, which could adversely affect our ability to attract, retain, and motivate talented associates and could also result in increased or unpredictable costs. Such a ruling, and the uncertainty it creates, could also result in negative effects on us as a provider of non-medical health insurance benefit products, affecting our ability to offer certain products in the same manner as we do today or resulting in increased or unpredictable costs to provide certain products.

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

The Occurrence of Events Unanticipated in Our Disaster Recovery Systems and Management Continuity Planning, as well as a Failure in Cyber- or Other Information Security Systems, Could Result in a Loss or Disclosure of Confidential Information, Damage Our Reputation and Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack, a cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom we outsource certain functions, or may originate internally from within the Company.

If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. Although we take steps to prevent and detect such attacks, it is possible that we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure to these consequences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended September 30, 2011 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

July 1 — July 31, 2011	2,364	$41.40	—	$1,260,735,127
August 1 — August 31, 2011	42,867	$32.95	—	$1,260,735,127
September 1 — September 30, 2011	9,693	$29.97	—	$1,260,735,127

(1)	During the periods July 1 through July 31, 2011, August 1 through August 31, 2011 and September 1 through September 30, 2011, separate account and other affiliates of the Company purchased 2,364 shares, 42,867 shares and 9,693 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At September 30, 2011, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at September 30, 2011. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory, legal and accounting factors.

Item 6.	Exhibits

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

Exhibit
No.		Description

10.1		Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the 364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2011).
10.2		Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert.
10.3		Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop.
10.4		Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 4, 2011

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

Exhibit
No.		Description

10.1		Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the 364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2011).
10.2		Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert.
10.3		Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop.
10.4		Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1