Form 10-K
period 2011-12-31
METLIFE INC
filed 2012-02-28
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2011 was approximately $46 billion. At February 21, 2012, 1,060,330,384 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2012, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2011.

EX-3.1

EX-3.2

EX-3.3

EX-3.4

EX-3.5

EX-3.6

EX-4.1(a)

EX-4.45

EX-4.82

EX-10.10

EX-10.11

EX-10.35

EX-10.45

EX-10.46

EX-10.47

EX-10.48

EX-10.49

EX-10.58

EX-10.66

EX-10.67

EX-10.74

EX-10.75

EX-10.76

EX-10.80

EX-10.81

EX-10.88

EX-10.89

EX-10.90

EX-10.93

EX-10.94

EX-12.1

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the trajectory of the national debt of the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) uncertainty about the effectiveness of governmental and regulatory actions to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (5) impact of comprehensive financial services regulation reform on us; (6) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (7) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (8) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (15) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (16) the dilutive impact on our stockholders resulting from the settlement of common equity units issued in connection with the acquisition of ALICO or otherwise; (17) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (18) downgrades in our claims paying ability, financial strength or credit ratings; (19) ineffectiveness of risk management policies and procedures; (20) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (21) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (22) catastrophe losses; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (24) unanticipated changes in industry trends; (25) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (26) changes in accounting standards, practices and/or policies; (27) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (28) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (29) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (30) adverse results or other consequences from litigation, arbitration or regulatory investigations; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (33) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Note Regarding Reliance on Statements in Our Contracts

See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

.

Part I

Item 1. Business

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.

With a more than 140-year history, we have grown to become a leading global provider of insurance, annuities and employee benefit programs, serving 90 million customers in over 50 countries. Through our subsidiaries and affiliates, we hold leading market positions in the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) and other business activities. On November 21, 2011, MetLife, Inc. announced that it will be reorganizing its business into three broad geographic regions: The Americas; Europe, the Middle East and Africa (“EMEA”); and Asia, and creating a global employee benefits business to better reflect its global reach. While the Company has initiated certain changes in response to this announcement, including the appointment of certain executive leadership into some of the roles designed for the reorganized structure, management continued to evaluate the performance of the operating segments under the existing segment structure as of December 31, 2011. In addition, management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank. The transaction is expected to close in the second quarter of 2012, subject to certain regulatory approvals and other customary closing conditions. Additionally, in January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages (together with MetLife Bank’s pending actions to exit the depository business, including the aforementioned December 2011 agreement, the “MetLife Bank Events”). Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. See “— U.S. Regulation — Financial Holding Company Regulation.” The Company continues to originate reverse mortgages and will continue to service its current mortgage customers. See Note 2 of the Notes to the Consolidated Financial Statements.

In November 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). The sale is expected to close in the second quarter of 2012 subject to regulatory approval and other customary closing conditions. See Note 2 of the Notes to the Consolidated Financial Statements.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). ALICO’s fiscal year-end is November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of ALICO as of November 30, 2011 and 2010, and the operating results of ALICO for the year ended November 30, 2011 and the one month ended November 30, 2010. The assets, liabilities and operating results relating to the Acquisition are included in the Japan and Other International Regions segments. Prior year results have been adjusted to conform to the current year presentation of segments. See Note 2 of the Notes to the Consolidated Financial Statements.

In the U.S., we provide a variety of insurance and financial services products — including life, dental, disability, auto and homeowners insurance, guaranteed interest and stable value products, and annuities — through both proprietary and independent retail distribution channels, as well as at the workplace. This business serves approximately 60,000 group customers, including over 90 of the top one hundred FORTUNE 500® companies, and provides protection and retirement solutions to millions of individuals.

Outside the U.S., we operate in Japan and over 50 countries within Latin America, Asia Pacific, Europe and the Middle East. MetLife is the largest life insurer in Mexico and also holds leading market positions in Japan, Poland, Chile and Korea. This business provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We believe our international operations will grow more quickly than our U.S. Business in the future.

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues in any of the last three years. Financial information, including revenues, expenses, operating earnings, and total assets by segment, is provided in Note 22 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of such measures.

For financial information related to revenues, total assets, and goodwill balances by geographic region, see Note 7 and Note 22 of the Notes to the Consolidated Financial Statements.

We are one of the largest institutional investors in the U.S. with a $522 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.

Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to achieve our goals:

•	Global Presence

–	Focus on targeted, disciplined global growth of our businesses

–	Leverage our broad and diverse set of distribution channels and products

–	Become a more customer-centric organization

•	Brand

–	Extend the reach of our widely recognized brand to access customers in key markets

•	Financial Strength

–	Build on our strong risk management and investment expertise

–	Focus on margin improvement and return on equity expansion

–	Maintain balance between growth, profitability and risk

–	Focus on pursuing growth that will add value to the Company and achieve return on equity in excess of our long-term cost of capital

–	Take a portfolio view of the business and invest capital in core markets

•	Talent

–	Further our commitment to a diverse, high performance workplace

U.S. Business

Overview

Insurance Products

Our Insurance Products segment offers a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S., and we are one of the largest issuers of individual life insurance products in the U.S. Our Insurance Products segment is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health.

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

The major products within both Group Life and Individual Life are as follows:

Variable Life.  Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related and other charges. In some instances, third-party money management firms manage these investment options. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

Our Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care (“LTC”), critical illness and accidental death & dismemberment coverages. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. The major products in this area are:

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

Long-term Care.  LTC products provide protection against the potentially high costs of LTC services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to support our existing policyholders.

Retirement Products

Our Retirement Products segment offers a variety of variable and fixed annuities that are primarily sold to individuals and employees of corporations and other institutions. The major products in this area are:

Variable Annuities.  Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.

Fixed Annuities.  Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Corporate Benefit Funding

Our Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company, bank or trust owned life insurance used to finance non-qualified benefit programs for executives. The major products in this area are:

Stable Value Products.  We offer general account guaranteed interest contracts, separate account guaranteed interest contracts, and similar products used to support the stable value option of defined contribution plans. We also offer private floating rate funding agreements that are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pensions Closeouts. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans, both in the U.S. and the United Kingdom (“U.K.”). We also offer partial risk transfer solutions that allow for partial transfers of pension liabilities and annuity products that include single premium buyouts.

Torts and Settlements.  We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.

Capital Markets Investment Products.  Products offered include funding agreements, Federal Home Loan Bank advances and funding agreement-backed commercial paper.

Other Corporate Benefit Funding Products and Services.  We offer specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

Auto & Home

Our Auto & Home segment includes personal lines property and casualty insurance offered directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including independent agents, property and casualty specialists, direct response marketing and the individual distribution sales group. Auto & Home primarily sells auto insurance, which represented 67% of Auto & Home’s total net earned premiums in 2011. Homeowners and other insurance represented 33% of Auto & Home’s total net earned premiums in 2011. The major products in this area are:

Auto Coverages.  Auto insurance policies provide coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverage such as liability, uninsured motorist, no fault or personal injury protection, as well as collision and comprehensive.

Homeowners and Other Coverages.  Homeowners’ insurance policies provide protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Other insurance includes personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), and coverage for recreational vehicles and boat owners. Most of Auto & Home’s homeowners’ policies are traditional insurance policies for dwellings, providing protection for loss on a “replacement cost” basis. These policies also provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

In 2011, Auto & Home’s business was concentrated in New York, Massachusetts and Illinois, as measured by the percentage of total direct earned premiums, of 12%, 8% and 7%, respectively, followed by Florida with 6%, and Connecticut and Texas, each with 5%.

Sales Distribution

U.S. Business markets our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our group life, non-medical health and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property and casualty insurance products are directly marketed to employees at their employer’s worksite. Auto & Home products are also marketed and sold to individuals by independent agents and property and casualty specialists through a direct response channel and the individual distribution sales group. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Distribution

Our individual distribution sales group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Insurance Products are sold through our individual distribution sales group and also through various third-party organizations utilizing two models. In the coverage model, wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. In the point of sale model, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Retirement Products are sold through our individual distribution sales group and also through various third-party organizations such as regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

The individual distribution sales group is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

The MetLife distribution channel had approximately 5,000 MetLife agents under contract in 50 agencies at December 31, 2011. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

The New England Financial distribution channel included approximately 35 general agencies providing support to 2,100 general agents and a network of independent brokers throughout the U.S. at December 31, 2011. The New England Financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.

MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through approximately 540 MetLife agents and independent brokers at December 31, 2011. MetLife Resources targets the nonprofit, educational and healthcare markets.

We market and sell Auto & Home products through independent agents, property and casualty specialists, a direct response channel and the individual distribution sales group. In recent years, we have increased the number of independent agents appointed to sell these products.

Group Distribution

Insurance Products distributes its group life and non-medical health products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. At December 31, 2011, the group life and non-medical health sales channels had approximately 350 marketing representatives.

Retirement Products markets its retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in 11 offices around the country. In addition, the retirement & benefits funding organization works with individual distribution and group life and non-medical health distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Auto & Home is a leading provider of personal lines property and casualty insurance products offered to employees at their employer’s worksite. At December 31, 2011, approximately 2,400 employers offered MetLife Auto & Home products to their employees.

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

International

Overview

International provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We focus on markets primarily within Japan, Latin America, Asia Pacific, Europe and the Middle East. We operate in international markets through subsidiaries and affiliates. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability,” “Risk Factors — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Japan

Our Japan operation is comprised of the business acquired in the Acquisition. Our Japan operation is among the largest foreign life insurers in Japan and ranks sixth in the Japanese life insurance industry measured by total premiums according to the Statistics of Life Insurance in Japan 2010. It provides life insurance products which include whole life, term life, variable life and universal life products. Our Japan operation also provides accident and health insurance, fixed and variable annuities and endowment products. These products are offered to both individuals and groups. Its products are distributed through a multi-distribution platform consisting of captive agents, independent agents, brokers, bancassurance, and direct marketing (“DM”).

Other International Regions

Latin America.  We operate in 22 countries in Latin America, with the largest operations in Mexico, Chile and Argentina. Our Mexican operation is the largest life insurance company in Mexico in both the individual and group businesses according to Asociación Mexicana de Instituciones de Seguro, a Mexican industry trade group which provides rankings for insurance companies. Our Chilean operation is the largest annuity company in Chile, based on market share according to Superintendencia Valores y Seguros, the Chilean insurance regulator. Our Chilean operation also offers individual life insurance and group insurance products. We also actively market individual life insurance, group insurance products and credit life coverage in Argentina, but the nationalization of the pension system substantially reduced our presence in Argentina. The business environment in Argentina has been, and may continue to be, affected by governmental and legal actions which impact our results of operations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on the pending disposition of the Caribbean Business.

Asia Pacific.  We operate in four countries in Asia Pacific with wholly-owned operations in Korea, Hong Kong and Australia. Our Korean operation has significant sales of variable universal life and annuity products. Our Hong Kong operation has significant sales of variable universal life and endowment products. Our Australia operation has significant sales of credit insurance and group life products. We also operate through a joint venture in China, the results of which are reflected in net investment income and are not consolidated in our financial results. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company sold its 50% interest in its former joint venture in Japan in the second quarter of 2011.

Europe and the Middle East.  We operate in 35 countries in Europe and the Middle East with our largest operations in Poland, the U.K., France, and the United Arab Emirates, as well as through a consolidated joint venture in India. Our Poland operation is a leading provider of life insurance, accident and health insurance, and credit insurance. It is consistently ranked as a top three company in net profits according to “Rzeczpospolita” financial daily. Our U.K. operation provides life insurance, accident and health insurance and variable annuities in its home market and throughout Europe. Our operation in France provides life insurance, accident and health insurance and credit insurance. In the Middle East, we provide life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products.

Sales Distribution

International markets its products and services through a multi-distribution strategy which varies by geographic region. The various distribution channels include: agency, bancassurance, DM, brokerage and e-commerce. In developing countries, agency covers the needs of the emerging middle class with primarily traditional products (e.g., endowment and accident and health). In more developed and mature markets, agents, while continuing to serve their existing customers to keep pace with their developing financial needs, also target upper middle class and high net worth customer bases with a more sophisticated product set including more investment-sensitive products, such as universal life, mutual fund and single premium deposits.

In the bancassurance channel, International leverages partnerships that span all regions. In addition, DM has extensive and far reaching capabilities in all regions. The DM operations deploy both broadcast marketing approaches (e.g. direct response TV, web-based lead generation) and traditional DM techniques such as telemarketing. Japan represents our largest DM market.

Japan

Japan’s multi-channel distribution strategy consists of captive agents, independent agents, brokers, bancassurance, and DM. While face-to-face channels continue to be core to Japan’s business, other channels, including bancassurance and DM, have become a critical part of Japan’s distribution strategy. Our Japan operation has maintained its position in bancassurance due to its strong distribution relationship with Japan’s mega banks, trust banks and various regional banks, as well as with the Japan Post. The DM channel is supported by an industry-leading marketing platform, state-of-the-art call center infrastructure and its own campaign management system.

Our Japan operation has approximately 5,500 captive agents, 10,500 independent agents, 100 bancassurance relationships, including Japan Post, and 200 DM sponsors.

Other International Regions

Latin America.  Latin America’s key distribution channels include captive agents, DM, bancassurance, large multinational brokers and small-and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), and worksite marketing. The region has an exclusive and captive agency distribution network with more than 2,500 agents also selling a variety of individual life, accident and health, and pension products. In the DM channel, we work with more than 50 sponsors and have a network of more than 1,600 telesales representatives selling mainly accident and health and individual life products. We currently work with over 3,000 active brokers with registered sales of group and individual life, accident and health, group medical, dental and pension products. Worksite marketing in Mexico has over 2,200 agents.

Asia Pacific.  Asia Pacific distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and DM. Agency sales are achieved through a force of approximately 8,500 agents and managers (which includes approximately 1,700 agents and managers related to our joint venture in China) and a growing force of independent general agents. Bancassurance sales are currently reliant upon a significant regional strategic partnership along with a number of smaller partnerships in each market. Throughout the region, our Asia Pacific operation leverages its expertise in DM operations management to conduct its own campaigns and provide those DM capabilities to third-party sponsors.

While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.

Europe and the Middle East.  Our operation in Central and Eastern Europe (“CEE”) has a multi-channel distribution strategy, which includes significant face to face channels, built on a strong captive agency force of more than 3,400 agents, and relationships with more than 90 active independent brokers and third-party multi-level agency networks. Our CEE operation also has a group/corporate business direct sales force of more than 70 and distribution relationships with more than 100 banks, and other financial and non-financial institutions, as well as a fast growing DM channel. The primary method of distribution is captive and third party agency and captive direct sales forces, with a growing presence in bank, other financial and non-financial institutions, and DM.

Our operation in Western Europe also has a multi-channel distribution strategy, including DM, brokerage, banks and financial institutions. Our U.K. operation has built a strong position in the U.K. independent advisor sector and other third-party distributors with a focus on variable and fixed term annuities. Our U.K operation also has a growing group risk business serving small and medium sized enterprise employers and an agency sales force of approximately 600 agents which distributes accident and health and term life products.

In the Middle East, our products are distributed via a variety of channels including approximately 17,700 agents, bancassurance, brokers and DM. Agency distribution is our primary distribution channel; we have the largest captive network in the Middle East. Bancassurance is a growing channel with approximately 90 relationships, and approximately 260 programs providing access to millions of bank customers.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, and various start-up and run-off entities. Additionally, Corporate & Other includes interest expense related to the majority of our outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank and income tax audit issues. See Note 2 of the Notes to the Consolidated Financial Statements. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

MetLife Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York and is subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), and secondarily by the FDIC, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (the “FRB of NY” and, collectively with the Federal Reserve Board, the “ Federal Reserve”).

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

Pursuant to state insurance laws and country regulators, MetLife, Inc.’s insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.

The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”

Insurance regulators in many of the non-U.S. countries in which MetLife operates require certain MetLife entities to prepare a sufficiency analysis of the reserves posted in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— International Regulation.”

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications for Insurance Products, Retirement Products, Corporate Benefit Funding, and Auto & Home by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. International offers the products described above, with the exception of property and casualty insurance. They also offer credit insurance and accident and health products. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups, which are consistent for both the U.S. Business and International.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, are subject to periodic quality assurance reviews to maintain high-standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Subject to very few exceptions, agents in each of the U.S. Business distribution channels have binding authority for risks which fall within its published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing reflects our corporate underwriting standards, which are consistent for both U.S. Business and International. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer, however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Rates for group life, non-medical health, and medical health products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because a majority of the policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits.

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.

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

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Management does not expect the current economic environment, with its volatility and uncertainty, to materially impact the pricing of our products.

Reinsurance Activity

We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible.

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.

U.S. Business

For our individual life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. We currently reinsure 90% of the mortality risk in excess of $1 million for most products and reinsure up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.

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

International

For certain of our life insurance products, we reinsure risks above the corporate retention limit of up to $5 million to external reinsurers on a yearly renewable term basis. We may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements.

For selected large corporate clients, International reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, we cede and assume risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk.

International also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, we pay or receive reinsurance fees associated with the guarantees collected from policyholders, and pay or receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Corporate & Other

We also reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), a subsidiary of MetLife, Inc.

Catastrophe Coverage

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We also use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. International currently purchases catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 9 of the Notes to the Consolidated Financial Statements.

U.S. Regulation

Insurance Regulation

In the United States, insurance is principally regulated by the states, with the federal government playing a limited role. Insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent.

Each of MetLife’s insurance subsidiaries operating in the United States is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by MetLife, Inc. and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.

Holding Company Regulation.  MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.”

Guaranty Associations and Similar Arrangements.  Most of the U.S. jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments levied against MetLife have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2011, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company (“MLIC”), MetLife Securities, Inc., New England Life Insurance Company, New England Securities Corporation, General American Life Insurance Company, Walnut Street Securities, Inc., MICC and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Adequacy Analysis.  Annually, our U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, our U.S. insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

NAIC.  The National Association of Insurance Commissioners (“NAIC”) is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

Surplus and Capital; Risk-Based Capital. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements and report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged PIMCO Advisory (“PIMCO”), a provider of investment advisory services, to analyze approximately 20,000 RMBS held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by our U.S. insurance companies was significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the RBC charges assigned to the evaluated securities, with a beneficial impact on the RBC of our U.S. insurance subsidiaries. The NAIC utilized the solution again for 2010. The NAIC adopted a similar solution for 2010 for commercial mortgage-backed securities (“CMBS”) by selecting BlackRock Solutions, a provider of investment advisory services, to assist in the RBC determination process. BlackRock Solutions served as a third-party modeler of the 7,000 CMBS holdings of U.S. insurance companies, including our U.S. insurance subsidiaries. The impact of the implementation for 2010 of the modeling solution for CMBS on our U.S. insurance subsidiaries was minimal. Any revisions to the modeling bases for 2011 are not anticipated to have a material impact on the RBC of our U.S. insurance subsidiaries.

In 2011, the NAIC adopted a proposal that permits RBC recognition for the risk mitigation value of the use of derivatives for hedging asset (fixed maturity and equity securities) risk. The adopted measure is effective December 31, 2011 and is anticipated to have a modest, positive impact on the RBC of our U.S. insurance subsidiaries.

Regulation of Investments.  Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes provisions that may impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the regulation of the over-the-counter derivatives markets and prohibitions on covered banking entities engaging in proprietary trading and sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). See “— Dodd-Frank and Other Legislative and Regulatory Developments — Regulation of Over-the-Counter Derivatives” and “— Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule.”

Federal Initiatives.  Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “— Dodd-Frank and Other Legislative and Regulatory Developments.”

Financial Holding Company Regulation

Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (as discussed below), it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY (as discussed below).

The FSOC issued a notice of proposed rulemaking in October 2011, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank systemically important financial institution. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors.

In April 2011, the Federal Reserve Board and the FDIC proposed a rule regarding the implementation of the Dodd-Frank requirement that (i) each non-bank financial company designated by the FSOC for enhanced supervision by the Federal Reserve Board (a “non-bank systemically important financial institution” or “non-bank SIFI”) and each bank holding company with assets of $50 billion or more report periodically to the Federal Reserve Board, the FDIC and the FSOC the plan of such company for rapid and orderly resolution in the event of material financial distress or failure, and (ii) that each such company report on the nature and extent of credit exposures of such company to significant bank holding companies and significant non-bank financial companies and the nature and extent of credit exposures of significant bank holding companies and significant non-bank financial companies to such covered company. In November 2011, the Federal Reserve Board and the FDIC adopted a final rule implementing the resolution plan requirement, effective November 30, 2011, but deferred finalizing the credit exposure reporting requirement until a later date. If MetLife, Inc. remains a bank holding company on July 1, 2012, or if, in the future, it is designated by the FSOC as a non-bank SIFI, it would be required to submit a resolution plan. See “— Dodd-Frank and Other Legislative and Regulatory Developments — Orderly Liquidation Authority.”

In December 2011, the Federal Reserve Board issued a release proposing the adoption of enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank systemically important financial institutions. Regulation YY would impose (i) enhanced RBC requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. The Federal Reserve Board invited comment on, among other things, whether and how to apply these standards to non-bank systemically important financial institutions. For further information regarding enhanced prudential standards and Regulation YY, see “— Dodd-Frank and Other Legislative and Regulatory Developments — Enhanced Prudential Standards.”

Regulatory Agencies.  Currently, as the owner of a federally-chartered bank, MetLife, Inc. remains a bank holding company and financial holding company. As such, MetLife, Inc continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Federal Reserve. In addition, MetLife Bank is subject to regulation and examination primarily by the OCC and the CFPB and secondarily by the Federal Reserve and the FDIC, as described below under “— Banking Regulation.”

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

Capital.  MetLife, Inc. and MetLife Bank are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. MetLife, Inc. may become required to comply with further requirements relating to the calculation of capital, commonly referred to as “Basel II,” which could require significant investment by the Company, including software. In addition, in December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) published its final rules for increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Basel III and Dodd-Frank as long as MetLife, Inc. remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution. Certain of our international operations could also be affected by Solvency II, a new capital adequacy regime for the European insurance industry. See “— International Regulation.” The ability of MetLife Bank and MetLife, Inc. to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital would be affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and the endorsement and adoption by the U.S. of Basel III. See “— Dodd-Frank and Other Legislative and Regulatory Developments — Enhanced Prudential Standards” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” At December 31, 2011, MetLife, Inc. and MetLife Bank were in compliance with applicable requirements currently in effect.

The Federal Reserve’s capital plan rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted its own assessment of large bank holding companies’ internal capital planning processes, capital adequacy and proposed capital distributions. In 2011, the Federal Reserve conducted the Comprehensive Capital Analysis and Review of the 19 largest bank holding companies (“CCAR 2011”), including MetLife, Inc. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In January 2012, MetLife submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plans rule, and additional information required by the 2012 Comprehensive Capital Analysis and Review (“CCAR 2012”). The capital plan projects MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of CCAR 2012. MetLife’s capital plan was created in accordance with MetLife’s capital policy which addresses capital management objectives, measurement and assessment of capital adequacy, and capital governance and other approval processes for distributions and other uses of capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Management” and “Quantitative and Qualitative Disclosures About Market Risk — Risk Management.” The Federal Reserve has stated that it will consider the results of the capital plan exercise and CCAR 2012 in evaluating proposed capital actions by participating bank holding companies, such as common stock dividend increases and stock repurchases, and that it will provide its assessment of participating institutions’ capital plans in mid-March 2012.

Consumer Protection Laws.  Numerous other federal and state laws also affect MetLife, Inc.’s and MetLife Bank’s earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution’s privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation. As part of Dodd-Frank, Congress established the CFPB to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. See “— Dodd-Frank and Other Legislative and Regulatory Developments — Consumer Protection Laws.”

Change of Control and Restrictions on Mergers and Acquisitions.  Because MetLife, Inc. is a financial holding company and bank holding company, no person may acquire control of MetLife, Inc. without the prior approval of the Federal Reserve Board. A change of control is conclusively presumed upon acquisition of 25% or more of any class of voting securities and rebuttably presumed upon acquisition of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc. As a result of Dodd-Frank, Federal Reserve approval is required for any acquisition of a non-bank firm by a bank holding company having more than $10 billion of assets, such as MetLife, Inc. Further, as a bank holding company with assets of $50 billion or more, MetLife, Inc. will be required to provide prior notice to the Federal Reserve before acquiring control of voting shares of a company engaged in financial activities that has $10 billion or more of consolidated assets.

Banking Regulation

As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC and the CFPB and secondarily by the Federal Reserve and the FDIC. Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things, chartering to carry on business as a bank; the permissibility of certain activities; maintaining minimum capital ratios; capital management in relation to the bank’s assets; dividend payments and repurchases of securities, including common stock; safety and soundness standards; loan loss and other related liabilities; liquidity; financial reporting and disclosure standards; counterparty credit concentration; restrictions on related party and affiliate transactions; lending limits; payment of interest; unfair or deceptive acts or practices; privacy; and relationships with MetLife, Inc. in its capacity as a bank holding company and potentially with other investors in connection with a change of control of MetLife Bank. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. In addition, Dodd-Frank resulted in increased assessments for MetLife Bank, as a bank with assets of $10 billion or more. Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank.

Securities, Broker-Dealer and Investment Adviser Regulation

Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of, and subject to regulation by, FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “— Dodd-Frank and Other Legislative and Regulatory Developments — Regulation of Brokers and Dealers.” We may also be subject to similar laws and regulations in the foreign countries in which we provide investment advisory services, offer products similar to those described above, or conduct other activities.

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

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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

Dodd-Frank and Other Legislative and Regulatory Developments

Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, which are scheduled to be completed over the next few years. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Federal Regulation.  Dodd-Frank established the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Enhanced Prudential Standards.  As a large, interconnected bank holding company with assets of $50 billion or more or, if designated as such by the FSOC, a non-bank systemically important financial institution, MetLife, Inc. will be subject to enhanced prudential standards imposed on such companies. The FSOC has proposed rules governing the process of how it would designate non-bank financial companies that would be subject to enhanced supervision by the Federal Reserve, but these rules have not become final and no non-bank financial companies have been so designated.

As proposed, Regulation YY would subject non-bank systemically important financial institutions to the same enhanced standards as large bank holding companies. Regulation YY would impose (i) enhanced RBC requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. The Federal Reserve Board invited comment on, among other things, whether and how to apply these standards to non-bank systemically important financial institutions.

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

MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and RBC requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of Dodd-Frank. One consequence of these new rules will ultimately be the inability of bank holding companies to include trust-preferred securities as part of their Tier 1 capital. Because of the phase-in period for these new rules, they should have little practical effect on MetLife’s ability to treat its currently outstanding trust-preferred securities as part of its Tier 1 capital, but they do prevent MetLife, Inc. from treating the common equity units issued originally as part of the consideration for the Acquisition (and since re-sold to the public) as Tier I capital, since the new rules apply immediately to instruments issued after May 19, 2010. See Note 14 of the Notes to the Consolidated Financial Statements for information on these common equity units.

Under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., are required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis, and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. If we are unable to meet these standards, we could be subject to activity restrictions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends, repurchase common stock or other securities or engage in transactions that could affect our capital or need for capital. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Regulation of Over-the-Counter Derivatives.  Dodd-Frank also includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on MetLife, Inc.’s part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. MetLife, Inc. uses derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse with respect to MetLife, Inc.’s cleared derivative transactions. In addition, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment of Dodd-Frank.

Volcker Rule.  Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investment laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Other exemptions, including, but not limited to, activities for risk-mitigating hedging and activities on behalf of customers, may be available for the general account or separate account activities of insurance companies. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of rulemaking during which the effects of the statutory language may be clarified. Among other things, one task of the rulemaking is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Until the rulemaking is complete, including the scope of the statutory exemptions to be applied to insurance companies for each of the prohibitions on proprietary trading and fund sponsoring or investing, it is unclear whether MetLife, Inc. may have to alter any of its future activities to comply, including continuing to invest in private investment funds for its general accounts or to issue certain insurance products backed by its separate accounts. See “Risk Factors – Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Consumer Protection Laws.  Dodd-Frank established the CFPB that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard may require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. The scope of this new standard is currently the matter of some dispute between the Comptroller of the Currency and some state attorneys general, and there have been judicial decisions holding that Dodd-Frank did not change the pre-existing preemption standard as established in earlier judicial decisions. As a result of the new standard, whatever its scope is finally determined to be, the regulatory and compliance burden on MetLife Bank may increase, which could adversely affect its business and results of operations. Dodd-Frank also includes provisions on mortgage lending, anti-predatory lending and other regulatory and supervisory provisions that could also impact the business and operations of MetLife Bank.

Orderly Liquidation Authority.  Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. In addition, regulations have been issued by the FDIC and the Federal Reserve Board regarding the advance preparation of resolution plans by all non-bank SIFIs and bank holding companies with $50 billion or more of assets. The largest institutions will have to submit resolution plans by July 1, 2012. Under the rule, if MetLife, Inc. remains a bank holding company on this date, or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution, it would be required to submit a resolution plan. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations.

Regulation of Brokers and Dealers.  Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice.

Source of Strength.  Dodd-Frank statutorily imposes the requirement that MetLife, Inc. serve as a source of strength for MetLife Bank.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

International Regulation

Our international operations are regulated in the jurisdictions in which they are located or operate. This regulation includes minimum capital, solvency and operational requirements. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by regulators to supervise our non-U.S. insurance businesses. We also have investment and pension companies in certain foreign jurisdictions that provide mutual fund, pension and other financial products and services. Those entities are subject to securities, investment, pension and other laws and regulations, and oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. In some jurisdictions, some of our insurance products are considered “securities” under local law and may be subject to local securities regulations and oversight by local securities regulators.

Our international operations are exposed to increased political, legal, financial, operational and other risks. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Such actions may negatively affect our business in these jurisdictions. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Certain of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods.

Annually, many of our international insurance operations are required to conduct an analysis of the sufficiency of all statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. Local regulatory and actuarial standards for this vary widely; the required implied certainty of the signing actuary’s opinion varies equally widely.

We are also subject to the evolving Solvency II insurance regulatory directive for each of our insurance operations throughout the European Economic Area. The European Insurance and Occupational Pensions Authority (“EIOPA”) established Solvency II as a new capital adequacy regime for the European insurance industry. Currently, the EIOPA anticipates final proposals for standards and guidelines to be published in September 2012. Implementation is under discussion within EIOPA, but we are proceeding with our plan for readiness by January 1, 2013. Our Solvency II program is governed by a steering committee comprised of senior management. Solvency II encompasses solvency capital requirements, allows for both standard model and internal model calculations, requires a robust governance and risk management framework fully embedded in day-to-day decision making and greater quarterly and annual reporting disclosures. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. Compliance with these new capital standards may impact the level of capital required to be held at individual legal entities. Further, the efforts required to comply with these regulations may increase operating costs at these entities. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. That oversight, and the legal and regulatory environment in the countries in which we operate, could have a material adverse effect on our results of operations.

Japan

Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of September 30, 2011, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was 1,529.5%, which is significantly in excess of the legally mandated solvency margin of 200% in Japan. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum. The FSA will apply a revised method of calculating the solvency margin ratio of life insurance companies in Japan for the next fiscal year-end, which is March 31, 2012, and required the disclosure of the ratio calculated on this new basis as reference information for the last fiscal year-end, which was March 31, 2011. As of September 30, 2011, the solvency margin of our Japan operations calculated on this new basis was 923.9%. We do not expect our relative position within the industry to materially change as a result of the application of this revised method.

A portion of the annual earnings of our Japan operations may be repatriated each year, and may further be distributed to MetLife, Inc. as a dividend. We may determine not to repatriate profits from the Japan operations or to repatriate a reduced amount in order to maintain or improve the solvency margin of the Japan operations or for other reasons. In addition, the FSA may limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of our Japan operations or for other reasons.

Our operations in Japan are subject to assessments to cover obligations to policyholders in the event of insolvency of other insurance companies. Under the Japanese Insurance Business Law, all licensed life insurers in Japan are assessed on an annual basis by the Life Insurance Policyholders Protection Corporation of Japan. These assessments are aggregated across all licensed life insurers in Japan and used to satisfy certain obligations to policyholders and claimants of insolvent life insurance companies. We cannot predict the amount of future assessments, which may materially affect our results of operations in Japan in particular quarterly or annual periods.

Competition

We believe that competition faced by our segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete in the U.S. and internationally, with other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Our U.S. Business competes in the U.S. with over 1,000 other U.S. and foreign-owned companies. In Japan, we compete with over 40 domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus: accident and health insurance, life insurance, and annuities. However, we typically have two to three main competitors per product category. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active. Many of our group insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurance companies compete for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— U.S. Business — Sales Distribution.” In selected global markets, we continue to undertake several initiatives to grow our career agency forces, while continuing to enhance the efficiency and production of our existing sales forces. We cannot provide assurance that these initiatives will succeed in attracting and retaining productive agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining productive agents. See “Risk Factors — We May Be Unable to Attract and Retain Sales Representatives for Our Products.”

Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— U.S. Regulation,” “— International Regulation,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

Employees

At December 31, 2011, we had approximately 67,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc.:

Steven J. Goulart, age 53, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. since May 2011. Previously, he was Treasurer of MetLife, Inc. from July 2009 to April 2011, head of the Portfolio Management Unit as Senior Managing Director of MLIC from January 2011 to April 2011, and head of the Mergers & Acquisitions Unit as Senior Vice President of MLIC from November 2006 to July 2009 and as Director of MetLife Group, Inc. from June to November 2006. Before joining MetLife in 2006, Mr. Goulart was senior managing director in Bear Stearns’ financial institutions group, managing director in Morgan Stanley’s global insurance group and managing director in the financial institutions group at Merrill Lynch.

Frans Hijkoop, age 51, has been Executive Vice President and Chief Human Resources Officer of MetLife, Inc. since August 2011. Previously, he was chief personnel officer and senior vice president of human resources for the American Foods division of PepsiCo Inc. from January 2008 to August 2011 and chief personnel officer and senior vice president of human resources for PepsiCo International from February 2007 to January 2008. Prior to that he was an executive committee member and group human resources director of Lloyds TSB from January 2004 to February 2007.

Beth Hirschhorn, age 47, has been Executive Vice President, Global Brand, Marketing and Communications of MetLife, Inc. since November 1, 2011. Previously, she was Chief Marketing Officer and Senior Vice President of MetLife, Inc. from November 2006 to October 2011, and managed marketing for the U.S. Individual and Institutional businesses as Vice President of MLIC from January 2003 to November 2006. Before joining MetLife in 2002, she led the consumer financial services marketing unit at JP Morgan Chase.

Steven A. Kandarian, age 59, has been Chairman of the Board of MetLife, Inc. since January 2012 and President and Chief Executive Officer of MetLife, Inc. since May 2011. Previously, he was Executive Vice President and Chief Investment Officer of MetLife, Inc. from April 2005 to April 2011. Before joining MetLife, he was the executive director of the Pension Benefit Guaranty Corporation from 2001 to 2004. Mr. Kandarian was founder and managing partner of Orion Capital Partners, where he managed a private equity fund specializing in venture capital and corporate acquisitions.

Michel Khalaf, age 48, has been President, EMEA, of MetLife, Inc. since November 21, 2011. He joined MetLife as a result of the Acquisition. Mr. Khalaf served as Executive Vice President of MLIC from January 2011 until November 2011, and was Regional President, Middle East, Africa and South Asia of American Life from January 2009 until November 2011. Prior to the Acquisition, Mr. Khalaf had been deputy president and chief operating officer of Philamlife, the operating company of AIG in the Philippines, from August 2006 to October 2008. Mr. Khalaf has also held a number of leadership roles with ALICO in various markets around the world, including Poland, Egypt, Italy, France, and the Caribbean.

Nicholas D. Latrenta, age 60, has been Executive Vice President of MetLife, Inc. since August 2010 and General Counsel of MetLife, Inc. since May 2010. Previously, he was Senior Chief Counsel of MLIC supporting the Insurance Group from March 2007 to April 2010, the Institutional Business, ERISA and Product Tax Legal Group from April 2006 to February 2007, and MetLife Business from July 2004 to March 2006. He also served as Senior Vice President of MLIC Institutional Business from October 2000 to June 2004. Mr. Latrenta joined the Company in 1969 and has served in various senior management positions since that time.

Martin Lippert, age 52, joined MetLife in September 2011 as Executive Vice President and Head of Global Technology of MetLife, Inc. and has been Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. since November 2011. Before joining MetLife, he was chief operations and technology officer for Citigroup from July 2008 to March 2009, and was vice chairman and group head of global technology and operations for Royal Bank of Canada from August 1997 to July 2008.

Maria R. Morris, age 49, has been Executive Vice President and Head of Global Employee Benefits of MetLife, Inc. since November 2011. Previously, she was Executive Vice President, Global Operations, Integration, of MetLife, Inc. from September 2011 to November 2011, and Executive Vice President, Technology and Operations, of MetLife, Inc. from January 2008 to September 2011. Previously, she was Executive Vice President, Employee Benefits Sales of MLIC from December 2005 to January 2008, Senior Vice President of Group Insurance and Voluntary Benefits Sales and Service Operations of MLIC from July 2003 to December 2005, and Vice President from March 1997 to July 2003.

Eric T. Steigerwalt, age 50, has been Executive Vice President and Interim Chief Financial Officer for MetLife, Inc. since November 2011. He has been Executive Vice President of MLIC since January 2010, prior to which he served as Senior Vice President of MLIC from June 2000 to December 2009 and Vice President of MLIC from September 1998 to June 2000. Mr. Steigerwalt also served as Senior Vice President of MetLife, Inc. from June 2000 through July 2009, and served as Treasurer of MetLife, Inc. from May 2007 to July 2009. As an officer of MLIC, he served as chief financial officer for U.S. Business from August 2009 to November 2011, chief financial officer for Individual Business from 2002 to 2003 and head of Investor Relations from 2000 to 2002.

William J. Wheeler, age 50, has been President, The Americas, of MetLife, Inc. since November 21, 2011. Previously, he was Executive Vice President and Chief Financial Officer of MetLife, Inc. from December 2003 to November 2011, prior to which he was a Senior Vice President of MLIC from 1997 to December 2003. Prior to his appointment as Chief Financial Officer, Mr. Wheeler oversaw business development, product management and marketing activities for Individual Business and served as chief financial officer of Individual Business. Before joining MLIC in 1997 as treasurer, he was senior vice president at Donaldson, Lufkin & Jenrette, a position he held for more than five years.

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive license to use the Peanuts® characters in the area of financial services and healthcare benefit services in the U.S. and internationally under an advertising and premium agreement with Peanuts Worldwide, LLC until December 31, 2014. We also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. Furthermore, as result of the Acquisition, we acquired American Life and its trademarks, including the “Alico” trademark. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

Item 1A.  Risk Factors

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. This, in turn, created market volatility which will continue to affect the performance of various asset classes in 2012, and perhaps longer, until there is an ultimate resolution of these sovereign debt-related concerns. As a result of concerns about the ability of Europe’s perimeter region to service their sovereign debt, these countries have experienced credit ratings downgrades, including the downgrade of Greece’s sovereign debt in July 2011 by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) to Ca and CC ratings, respectively — rating designations of likely in, or very near, default. On February 27, 2012, S&P downgraded Greece’s credit rating to SD, a rating of selective default. Despite support programs for Europe’s perimeter region, concerns about the ability to service sovereign debt subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states have experienced credit ratings downgrades or have had their credit ratings outlook changed to negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Although we expect modest growth in the Japanese economy during 2012, disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the August 2011 downgrade by S&P of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch Ratings (“Fitch”) warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

Our revenues and net investment income are likely to remain under pressure in uncertain financial market conditions and as a result of low interest rates and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees.

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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. We cannot predict whether or when such actions may occur, nor can we predict what ultimate impact, if any, either such actions or any of the legislative, judicial, regulatory and other governmental actions of the last several years could have on our business, results of operations and financial condition. See “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position,” “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Concerns over U.S. fiscal policy and the trajectory of the national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable. In November 2011, Fitch affirmed its AAA rating on U.S. Treasury securities but changed its U.S. credit rating outlook to negative from stable, citing the failure of a special Congressional committee to agree on certain deficit reduction measures and warning that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S.

As a result of downgrades of U.S. Treasury securities, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with the sustained current trajectory of the national debt of the U.S., would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future,” “— Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “— Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “— The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position.” We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position

In recent years, Congress, the Federal Reserve, the FDIC, the U.S. Treasury and other agencies of the U.S. federal government have taken a number of increasingly aggressive actions (including a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to us are the monetary policy implemented by the Federal Reserve and the implementation of Dodd-Frank, which will significantly change financial regulation in the U.S. in a number of areas that could affect us. Given the large number of provisions of Dodd-Frank that must be implemented through regulatory action and the delay with which some aspects of this implementation are taking place, we cannot predict what impact this could have on our business, results of operations and financial condition. The impact of Dodd-Frank implementation will also be affected by MetLife Bank’s pending actions to exit the depository business, MetLife Bank’s decision to exit the forward mortgage origination business, MetLife, Inc.’s intention to deregister as a bank holding company, and Dodd-Frank rulemaking initiatives relating to non-bank systemically important financial institutions. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” and “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.”

The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. There can be no assurance that these actions will have the intended effect or what impact, if any, these actions could have on our business, results of operations and financial condition.

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

We cannot predict whether the funds made available by the U.S. federal government and its agencies, or other actions taken by the government, will stabilize or further revive the financial markets or harm them or, if the U.S. federal government decides to distribute additional amounts, either by Federal Reserve Board action or by Congressional appropriation, whether those additional actions will have positive or negative effects.

The choices made by the U.S. Treasury, the Federal Reserve and the FDIC in their distribution of funds under any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position,” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

In the event market or other conditions have an adverse impact on our capital and liquidity, or any required regulatory stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements (under both insurance and banking laws); and access the capital necessary to grow our business. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Industry Trends — Regulatory Changes.” See also “Business — U.S. Regulation — Financial Holding Company Regulation” for information relating to the possible impact on us of Regulation YY, Basel II and Basel III, “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” for a discussion of the possible impact on us of Dodd-Frank, and “Business — International Regulation” for information relating to Solvency II. As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S insurance subsidiaries are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

State laws in the U.S. grant insurance regulatory and other state authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•

regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that is not claimed by the owners;

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

U.S. Federal Regulation Affecting Insurance.  Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule.”

Banking and Bank Holding Company Regulation.  As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC and the CFPB, and secondarily by the Federal Reserve and the FDIC.

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

From 2008 until January 2012, MetLife Bank significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. In January 2012, MetLife, Inc. announced that MetLife Bank was exiting its forward mortgage origination business. The Company continues to originate reverse mortgages and will continue to service its current mortgage customers.

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

In addition, Dodd-Frank established the CFPB that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Consumer Protection Laws.” We cannot predict how regulation by the CFPB might affect our business.

In December 2010, the Basel Committee published Basel III for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed on us under Basel III and Dodd-Frank as long as MetLife, Inc. remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution. In December 2011, the Federal Reserve Board issued a release proposing the adoption of Regulation YY. Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. The ability of MetLife Bank and MetLife, Inc. to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital would be affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and the endorsement and adoption by the U.S. of Basel III and other regulatory initiatives. We are also subject to the evolving Solvency II insurance regulatory directive for each of our insurance operations throughout the European Economic Area. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country. See “Business — U.S. Regulation,” “Business — International Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks, which are to be phased in beginning in 2016 and will become fully effective in 2019 if they are endorsed and adopted by the U.S. banking regulators.

The Federal Reserve’s capital plan rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years the Federal Reserve has conducted its own assessment of large bank holding companies’ internal capital planning processes, capital adequacy and proposed capital distributions. In 2011, the Federal Reserve conducted the CCAR 2011. In October 2011, we announced that the Federal Reserve had concluded that our planned capital actions submitted as part of CCAR 2011 should be tested under a revised adverse macroeconomic scenario developed for those firms participating in the CCAR 2012. As a result, the Federal Reserve did not approve MetLife, Inc.’s planned dividend increase and other proposed capital actions. In January 2012, we submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plans rule, and additional information required by CCAR 2012. The capital plan projects MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of CCAR 2012. The Federal Reserve has stated that it will consider the results of the capital plan exercise and CCAR 2012 in evaluating proposed capital actions by participating bank holding companies, such as common stock dividend increases and stock repurchases, and that it will provide its assessment of participating institutions’ capital plans in mid-March 2012. There can be no assurance that the Federal Reserve will approve our capital plans.

Under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., are required to be “well capitalized” and “well managed” as defined by the Federal Reserve, on a consolidated basis, and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. If we are unable to meet these standards, we could be subject to activity restrictions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends, repurchase common stock or other securities, or engage in transactions that could affect our capital or need for capital. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.”

Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, we will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution, it would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY. In October 2011, the FSOC issued a notice of proposed rulemaking outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank systemically important financial institution. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors. See “Business — U.S. Regulation — Financial Holding Company Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessments for banks with assets of $10 billion or more, which includes MetLife Bank. In addition, large bank holding companies and non-bank systemically important financial institutions can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and, under a proposal of the U.S. Treasury published on January 3, 2012, will be assessed to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulation of Brokers and Dealers.  Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

International Regulation.  Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation” and “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions.

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Business — International Regulation.”

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Summary.  From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation.”

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations are exposed to increased political, legal, financial, operational and other risks. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements to sales made prior to their introduction. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Business — International Regulation,” “— Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Quantitative and Qualitative Disclosures About Market Risk.” In

addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In several countries, including China and India, we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

In addition, in recent years, the operating environment in Argentina has been very challenging. In Argentina, we were formerly principally engaged in the pension business. In December 2008, the Argentine government nationalized the Social Security System and moved pension fund assets into the government-run system, effectively eliminating the private pension companies in Argentina. As a result, we have experienced and will continue to experience reductions in the operation’s revenues and cash flows. In February 2011, the Argentine Superintendent of Insurance (“SSN”) enacted a resolution effectively prohibiting cross-border reinsurance operations. In October 2011, the SSN enacted a resolution which affects our ability to invest and diversify abroad – as of December 31, 2011, all investments and funds must be located in Argentina. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses. See Note 16 of the Notes to the Consolidated Financial Statements.

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

We have market presence in over 50 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and countries such as Italy, Spain, Portugal, Greece and Ireland have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

We face increased exposure to the Japanese markets as a result of our considerable presence there. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Japan.” The Japanese economy was significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. The impact of these events is uncertain and difficult to predict. Deterioration in Japan’s economic environment could have an adverse effect on our results of operations and financial condition. Any weakening of the yen against the U.S. dollar would adversely affect the estimated fair value of our yen-denominated investments, our investments in Japan subsidiaries and our net income from operations in Japan. See “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in market interest rates may also have an adverse effect on our investments and operations in Japan. See “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations, capital requirements and profitability and limit our growth. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.”

The addition of a new regulatory regime over us, the likelihood of additional regulations, and the other changes discussed in “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” could require changes to our operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since the Federal Reserve has stated that at least some of our competitors, in particular insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and/or satisfy additional capital requirements but its competitors were not, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. The impact could be different if MetLife, Inc. is no longer subject to regulation as a bank holding company, although it could still be subject to enhanced supervision as a non-bank systemically important financial institution. See “Business – U.S. Regulation – Financial Holding Company Regulation.” We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance, Brokerage and Banking Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which we engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board also stated that it plans to announce monetary penalties against six other institutions under its supervision against whom it had issued enforcement actions in 2011 for deficiencies in servicing of residential mortgage loans and processing foreclosures. The Federal Reserve Board did not identify these six institutions, but MetLife, Inc. is among the institutions that entered into consent decrees with the Federal Reserve Board in 2011. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices. MetLife Bank is responding to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

These consent decrees, as well as the inquiries or investigations referred to above, could adversely affect our reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. We cannot predict the outcome of any such actions or reviews. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

The MetLife Bank Events may not relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio. If long-term interest rates rise dramatically within a six to 12 month time period, certain of our life insurance businesses and fixed annuity business may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches.

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some amount of ALM mismatch. For this and other reasons, we also use derivative instruments to mitigate interest rate risk. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in public and private equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

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

Our investment portfolio contains investments in government bonds issued by certain European Union member States, including Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” as well as Cyprus, and in financial institutions that have significant direct or indirect exposure to debt issued by those nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany.

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

A possible result of the disruption in Europe is the withdrawal of one or more countries from the Euro zone. The extent to which our results of operations, financial condition, liquidity and net investment income would be affected by any such withdrawal will depend on a number of factors, including the identity of the withdrawing country and the likelihood that other counties will follow suit. Risks related to any such withdrawal could include overall economic disruption; capital flight, with attendant risks to the integrity of the European Union banking system; conversion to a national currency, which may be subject to devaluation as discussed further below; inflation risks; increased costs and diminished effectiveness in hedging against declines in the value of the Euro; declines in the value of our investments; credit losses; and an increase in foreign currency exchange rate risks, among others.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial. Foreign currency exchange risk will increase if a country withdraws from the Euro zone. The national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. It is possible that any such devaluation could be significant. We cannot predict the extent of such a devaluation, or the effect of it on our contracts, on our investments in bonds governed by the law of any such country, or on our investments in financial institutions that have significant direct or indirect exposure to debt issued by any such country. Any operations we may have in any such withdrawing country could also be materially adversely affected by legal or governmental actions related to conversion from the Euro to a national currency.

A portion of our investments is made in leveraged buy-out funds, hedge funds and other private equity funds, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the extent to which MetLife, Inc. can continue to invest in such funds is uncertain under Dodd-Frank.

Continuing challenges include continued weakness in the U.S. real estate market, investor anxiety over the U.S. and European economies, defaults or declines in the value of sovereign or financial institution debt, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds, sustained high levels of unemployment and the continuing recovery in the inter-bank market. Significant volatility in the markets could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In January 2012, the Federal Reserve Board announced its plans to keep interest rates low until at least through late 2014, 18 months longer than previously planned.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate negative VOBA, which increases net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities, mortgage loans, policy loans and leveraged leases, equity real estate, including real estate joint ventures and funds, and other limited partnership interests. These asset classes represented 28.3% of the carrying value of our total cash and investments at December 31, 2011. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the global market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices. Some provisions of Dodd-Frank may lower the prices for certain fund investments by forcing them to be sold over a relatively short period of time.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. If we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and Note 3 of the Notes to the Consolidated Financial Statements.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Collateral Financing Arrangements,” “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” and Note 12 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income

Fixed maturity securities represent a significant portion of our investment portfolio. Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized gains and gross unrealized losses on fixed maturity and equity securities available for sale at December 31, 2011 were $26.1 billion and $5.8 billion, respectively. The portion of the $5.8 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $1.4 billion at December 31, 2011. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an OTTI charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. Additional impairments may need to be taken or allowances provided for in the future. Furthermore, historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairment includes an analysis of gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) with respect to structured securities, changes in forecasted cash flows after considering the quality of the underlying collateral; timing of expected prepayment; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook, as well as other relevant factors. At December 31, 2011, mortgage loans that were either delinquent or in the process of foreclosure totaled less than 0.4% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit the Company’s ability to trade with them. There can be no assurance that any such losses or impairments to the carrying value of these investments or other changes would not materially and adversely affect our business and results of operations.

We Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Acquisitions, Including ALICO, and Dispositions of Businesses or Difficulties Integrating and Managing Growth of Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Acquisition and disposition activity exposes us to a number of risks.

There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. For example, in connection with the acquisition of ALICO, we may be exposed to obligations and liabilities of ALICO that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the stock purchase agreement, dated as of March 7, 2010 (as amended, the “Stock Purchase Agreement”), entered into in connection with the Acquisition, by and among MetLife, Inc., AIG and AM Holdings, or reflected or reserved for in ALICO’s historical financial statements. Although we have rights to indemnification from AM Holdings under the Stock Purchase Agreement for certain losses, our rights are limited by survival periods for bringing claims and monetary limitations on the amount we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. We are indemnified under the Stock Purchase Agreement for various tax matters, including U.S. federal income taxes attributable to periods during which the ALICO business was included in AIG’s consolidated federal income tax return. We cannot be certain that any such indemnification will ultimately be fully collectible.

Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries.

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

The success with which we are able to integrate acquired operations will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•

Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition, including, for example, potential unfamiliarity with the MetLife brand in regions where we did not have a market presence prior to the acquisition.

•

If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for us after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•

Integrating acquired operations with our existing operations may require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate operations that were previously closely tied to the former parent of the acquired business or other service providers.

•

In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•

We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

All of these challenges are present in our integration of ALICO, which we expect to extend over a substantial period.

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully. For example, the life insurance markets in many of the international markets we entered through the Acquisition have experienced significant growth in recent years. Management of growth in these markets to date has required significant management and operational resources and is likely to continue to do so. Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.

There can be no assurance that we will be successful in managing future growth of any acquired business. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth, our prospects may be materially and adversely affected.

There Can Be No Assurance That the Closing Agreement American Life Entered Into With the IRS Will Achieve Its Intended Effect, or That American Life Will Be Able to Comply with the Related Agreed Upon Plan

On March 4, 2010, American Life entered into a closing agreement with the Commissioner of the IRS with respect to a U.S. withholding tax issue arising from payments by foreign branches of a life insurance company incorporated under U.S. law. IRS Revenue Ruling 2004-75, effective January 1, 2005, requires foreign branches of U.S. life insurance companies in certain circumstances to withhold U.S. income taxes on payments of taxable income made with respect to certain insurance and annuity products paid to customers resident in a foreign country. The closing agreement provides transitional relief under Section 7805(b) of the Code to American Life, such that American Life’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) under IRS Revenue Ruling 2004-75 for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). In accordance with the closing agreement, American Life submitted a plan to the IRS indicating the steps American Life will take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. In addition, the closing agreement requires that such plan be updated in quarterly filings with the IRS. The closing agreement is final and binding upon American Life and the IRS; provided, however, that the agreement can be reopened in the event of malfeasance, fraud or a misrepresentation of a material fact, and is subject to change of law risk that occurs after the effective date of the closing agreement (with certain exceptions). In addition, the closing agreement provides that no legislative amendment to Section 861(a)(1)(A) of the Code shall shorten the Deferral Period, regardless of when such amendment is enacted. The plan American Life delivered to the IRS involves the transfer of businesses from certain of the foreign branches of American Life to one or more existing or newly-formed foreign affiliates of American Life; however, the plan is subject to change pursuant to the quarterly updates that American Life will provide to the IRS. An estimate of the costs to comply with the plan has been recorded in the financial statements. Also the achievement of the plan presented to the IRS within the required time frame of December 31, 2013 is contingent upon regulatory approvals and other requirements. Failure to achieve the plan in a timely manner could cause American Life to be required to withhold U.S. income taxes on the taxable portion of payments made by American Life’s foreign branches after December 31, 2013 to customers resident in a foreign country, which could put American Life at a competitive disadvantage with its competitors that sell similar products through foreign entities and could have a material adverse effect on American Life’s future revenues or expenses or both.

The Settlement of Common Equity Units Issued in Connection with the Acquisition Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders

As part of the consideration paid to AM Holdings pursuant to the terms of the Stock Purchase Agreement, MetLife, Inc. issued $3.0 billion aggregate stated amount of common equity units, which initially consist of (x) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to occur on October 10, 2012, September 11, 2013 and October 8, 2014, subject to deferral under certain circumstances) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) (the “Stock Purchase Contracts”) and (y) an interest in each of three series of debt securities of MetLife, Inc. AM Holdings subsequently sold all of the common equity units in a public offering. The aggregate amount of MetLife, Inc.’s common stock issuable upon settlement of the Stock Purchase Contracts is expected to be approximately 67.8 million to 84.7 million shares. As a result, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding.

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. Although we use foreign currency derivatives to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

We face substantial exposure to risks associated with fluctuations in the yen/ U.S. dollar exchange rate because we now have substantial operations in Japan and a significant portion of our premiums and investment income in Japan are received in yen. Most claims and expenses associated with our operations in Japan are also paid in yen and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations. Our Japan operation does assume some currency exposure by backing a portion of surplus and yen denominated liabilities with U.S. dollar assets. Although this represents risk to our Japan operation, this activity reduces yen exposure at the enterprise level.

Due to our significant international operations, during periods when any foreign currency in which we derive our revenues (such as the Japanese yen) weakens, translating amounts expressed in that currency into U.S. dollars causes fewer U.S. dollars to be reported. When the relevant foreign currency strengthens, translating such currency into U.S. dollars causes more U.S. dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.

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

The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” The ability of MetLife Bank to pay dividends is also subject to regulation by the OCC. See also “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries and branches to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “Business — International Regulation” and “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 4 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers. Also, at December 31, 2011, $188 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

In view of the difficulties experienced by many financial institutions as a result of the global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform their analyses to fully determine the rating implications of the event.

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

Our right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop and periodically update our risk management policies and procedures to reflect ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under Regulation YY. See “Business — U.S. Regulation — Financial Holding Company Regulation” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.

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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments. Our ability to write new business could also be affected. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured property, could increase the severity of claims from catastrophic events in the future.

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — International Regulation.”

While in the past five years, the aggregate assessments levied against MetLife, Inc.’s insurance subsidiaries have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 16 of the Notes to the Consolidated Financial Statements.

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

Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2011 or later, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. If capacity becomes unavailable for a prolonged period of time, hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete in the U.S. and internationally, with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products. Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”

Finally, numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — U.S. Regulation,” “Business — International Regulation,” “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

Industry Trends, Including the Consolidation of Distributors of Insurance Products, Could Adversely Affect the Profitability of Our Businesses

Our segments continue to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. An increase in bank and broker-dealer consolidation activity may negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. See “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position.” In addition, the life insurance industry is subject to state regulation and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Dodd-Frank, Regulation YY, Basel III, Solvency II and other regulatory initiatives may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “Business — Competition,” “— Our Insurance, Brokerage and Banking Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Our Valuation of Fixed Maturity, Equity and Trading and Other Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, and trading and other securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level significant input to its valuation. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the three input levels.

At December 31, 2011, 9.4%, 85.3% and 5.3% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency securities, foreign government securities, RMBS principally to-be-announced securities, exchange traded common stock, exchange traded registered mutual fund interests and short-term money market securities, including U.S. Treasury bills. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities, as well as the majority of U.S. and foreign corporate securities, RMBS, foreign government securities, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; ABS and foreign government securities. Equity securities classified as Level 3 securities consist principally of nonredeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

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

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill is the excess of cost over the estimated fair value of net assets acquired which represents the future economic benefits arising from such net assets acquired that could not be individually identified. As of December 31, 2011, our goodwill was $11.9 billion. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the implied fair value of the reporting unit is less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.

The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operation or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Note 7 of the Notes to the Consolidated Financial Statements.

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the estimated fair value of those assets. Such writedowns could have a material adverse effect on our results of operations or financial position.

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new and renewal insurance business are deferred as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

If the estimates of gross profits or margins were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results

of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. We will adopt new guidance regarding accounting for DAC in the first quarter of 2012. Under the new guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. We plan to apply this guidance retrospectively to all prior periods presented in our consolidated financial statements for all insurance contracts; this will result in a reduction of DAC and total equity. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed minimum benefits. These include guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

The valuation of certain of the foregoing liabilities (carried at fair value) includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife, Inc.’s debt, including credit default swaps. In periods of extreme market volatility, movements in these credit spreads can have a significant impact on net income.

Contractual Features Within Certain of Our Life and Annuity Products May Increase Our Exposure to Foreign Exchange Risk, and Decrease Our Earnings

Certain of our life and annuity products are exposed to foreign exchange risk. Payments under these contracts, depending on the circumstances, may be required to be made in different currencies and may not be the legal tender in the country whose law governs the particular product. Changes in exchange rate movements and the imposition of capital controls may also directly impact the liability valuation that may not be entirely hedged. If the currency upon which expected future payments are made strengthens, the liability valuation may increase, which may result in a reduction of net income.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with our actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 16 of the Notes to the Consolidated Financial Statements.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 16 of the Notes to the Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2011.

Over the past several years, we have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

In addition, MLIC is and has been a defendant in a large number of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos. These lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In our judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that our total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. The potential future charges could be material in the particular quarterly or annual periods in which they are recorded.

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

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, we incurred a $117 million after tax charge to increase reserves in connection with our use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to us. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property. We believe that payments for life insurance claims not yet presented and interest thereon will not be materially different from the reserve charge noted above. To the extent we can estimate the reasonably possible amount of potential additional payments, it has been included in the aggregate estimate of reasonably possible loss provided in Note 16 of the Notes to the Consolidated Financial Statements. It is possible that there will be additional payments or other expenses incurred with respect to changes in procedures and we are not currently able to estimate these additional possible amounts, but such costs may be substantial.

We cannot give assurance that current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. The number of countries in which we currently operate has greatly expanded as a result of the Acquisition and, consequently, we may be subject to additional investigations and lawsuits in such jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Litigation in U.S. federal courts has challenged whether the Health Care Act, or parts of it, are valid and consistent with the U.S. constitution. Some of the recent court decisions on these issues have held that the Health Care Act is unconstitutional, in whole or in part, and it is expected that the U.S. Supreme Court will decide these issues in 2012. If the Health Care Act is ruled unconstitutional, the resulting disruption to the system of regulation of health care benefits, other benefits, and other forms of compensation in the U.S., and uncertainty regarding the future course of that system of regulation, may have impacts, some of them potentially negative, on the way that we provide health care benefits, other benefits and other forms of compensation to employees, and on our ability to do so in an efficient manner, which could adversely affect our ability to attract, retain, and motivate talented associates and could also result in increased or unpredictable costs. Such a ruling, and the uncertainty it creates, could also result in negative effects on us as a provider of non-medical health insurance benefit products, affecting our ability to offer certain products in the same manner as we do today or resulting in increased or unpredictable costs to provide certain products.

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

Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Other subsidiaries are registered with the SEC as broker-dealers under the Exchange Act, and are members of and subject to regulation by FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, and are also registered as investment advisers in various states, as applicable.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could have a material adverse effect on our financial condition and results of operations. For example, Dodd-Frank authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over such investment advisers.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities, both fixed and variable. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”) that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — International Regulation.”

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

Changes to Regulations Under the Employee Retirement Income Security Act of 1974 Could Adversely Affect Our Distribution Model by Restricting Our Ability to Provide Customers With Advice

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations which provide limited relief from these investment advice restrictions. If no additional relief is provided regarding these investment advice restrictions, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.

Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2012.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations were issued in final form in October 2010 and become effective in 2012, and the regulations which require service providers to disclose fee and other information to plan sponsors take effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 21, 2012, the Trust held 211,500,239 shares, or 19.9%, of the outstanding shares of MetLife, Inc. common stock. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to control votes on matters submitted to a vote of stockholders, excluding those fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.

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

The MetLife Policyholder Trust Agreement provides that we may terminate the Trust once the percentage of outstanding shares held in the Trust falls to 25%. We must terminate the Trust 90 days after we provide the trustee with notice that the percentage of outstanding shares held in the Trust is 10% or less. In connection with any termination of the Trust, all of the shares of common stock then held in the Trust will need to be distributed to the respective Trust beneficiaries, unless we offer to purchase all or a portion of such Trust shares. In connection with such a distribution, we may incur costs related to an increase in the number of shareholders, which may include increased mailing and proxy solicitation expenses.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s U.S. insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. Dodd-Frank contains provisions that could restrict or impede consolidation, mergers and acquisitions by systemically significant firms and/or large bank holding companies. See “Business — U.S. Regulation — Financial Holding Company Regulation — Change of Control and Restrictions on Mergers and Acquisitions.” In addition, the Investment Company Act of 1940, as amended, would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or, to the extent not covered by the terrorism insurance maintained by our commercial and agricultural mortgagees, mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the U.S. or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

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

Item 2. Properties

In 2006, we signed a lease for 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York, which is occupied by U.S. Business, Corporate & Other, and International. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness and we currently have approximately 33,000 rentable square feet of the 410,000 rentable square feet available for sublease. We moved certain operations from our Long Island City, New York facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet, which is occupied by Corporate & Other, under a long-term lease arrangement that commenced during 2003 and continues for 20 years. In connection with the move of certain operations to Manhattan, in late 2008, we subleased 330,000 rentable square feet to four subtenants, each of which has met our standards of review with respect to creditworthiness. To date, with our occupancy and the four subtenants we have secured, we are fully subscribed at the Long Island City location.

In connection with the 2005 sale of the 200 Park Avenue property, we have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205, which is occupied by U.S. Business, Corporate & Other, and International.

We continue to own 15 other buildings in the U.S. that we use in the operation of our business. These buildings contain approximately four million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in 709 other locations throughout the U.S., and these leased facilities consist of 8.9 million rentable square feet. Approximately 39% of these leases are occupied as sales offices for the U.S. Business operations. The balance of space is utilized for corporate functions supporting business activities. We also own 75 properties outside the U.S. for associates in International, including 10 significant properties, as well as smaller facilities and condominium units. We lease approximately 1,200 sites in various locations outside the U.S. We believe that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2012, its renewal date.

Item 3. Legal Proceedings

See Note 16 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$48.63	$46.79	$44.38	$36.82
Low	$42.28	$39.24	$26.82	$26.60

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$43.34	$47.10	$42.73	$44.92
Low	$33.64	$37.76	$36.49	$37.74

At February 21, 2012, there were 91,277 stockholders of record of common stock.

The table below presents dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 25, 2011	November 9, 2011	December 14, 2011	$0.74	$787
October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)

(1)	Includes dividends paid on convertible preferred stock.

Future common stock dividend decisions will be determined by MetLife, Inc.’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions by MetLife, Inc. to its security holders is subject to regulation by the Federal Reserve. See “Business — U.S. Regulation — Financial Holding Company Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements.

See Item 12 for information about our equity compensation plans.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2011 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1- October 31, 2011	1,922	$32.59	—	$1,260,735,127
November 1- November 30, 2011	7,300	$29.61	—	$1,260,735,127
December 1- December 31, 2011	21,393	$30.57	—	$1,260,735,127

(1)

During the periods October 1 through October 31, 2011, November 1 through November 30, 2011 and December 1 through December 31, 2011, separate account and other affiliates of MetLife, Inc. purchased 1,922 shares, 7,300 shares and 21,393 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by MetLife, Inc.

(2)

At December 31, 2011, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2011. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — U.S. Regulation — Financial Holding Company Regulation.”

Item 6. Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data at December 31, 2011 and 2010 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data at December 31, 2009, 2008 and 2007 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Statements of Operations Data (1)
Revenues
Premiums	$36,361	$27,071	$26,157	$25,604	$22,671
Universal life and investment-type product policy fees	7,806	6,028	5,197	5,373	5,233
Net investment income	19,606	17,511	14,741	16,181	17,965
Other revenues	2,532	2,328	2,329	1,585	1,465
Net investment gains (losses)	(867)	(408)	(2,901)	(2,085)	(318)
Net derivative gains (losses)	4,824	(265)	(4,866)	3,910	(260)

Total revenues	70,262	52,265	40,657	50,568	46,756

Expenses
Policyholder benefits and claims	35,457	29,185	28,003	27,094	23,452
Interest credited to policyholder account balances	5,603	4,919	4,845	4,787	5,458
Policyholder dividends	1,446	1,485	1,649	1,749	1,722
Other expenses	17,730	12,764	10,521	11,908	10,373

Total expenses	60,236	48,353	45,018	45,538	41,005

Income (loss) from continuing operations before provision for income tax	10,026	3,912	(4,361)	5,030	5,751
Provision for income tax expense (benefit)	3,075	1,165	(2,025)	1,568	1,664

Income (loss) from continuing operations, net of income tax	6,951	2,747	(2,336)	3,462	4,087
Income (loss) from discontinued operations, net of income tax	20	39	58	(184)	378

Net income (loss)	6,971	2,786	(2,278)	3,278	4,465
Less: Net income (loss) attributable to noncontrolling interests	(10)	(4)	(32)	69	148

Net income (loss) attributable to MetLife, Inc.	6,981	2,790	(2,246)	3,209	4,317
Less: Preferred stock dividends	122	122	122	125	137
Preferred stock redemption premium	146	—	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$6,713	$2,668	$(2,368)	$3,084	$4,180

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Balance Sheet Data (1)
Assets:
General account assets (2)	$596,602	$547,768	$390,460	$380,981	$399,099
Separate account assets	203,023	183,138	148,854	120,697	160,050

Total assets	$799,625	$730,906	$539,314	$501,678	$559,149

Liabilities:
Policyholder liabilities and other policy-related balances (3)	$421,244	$399,125	$281,487	$280,345	$259,682
Payables for collateral under securities loaned and other transactions	33,716	27,272	24,196	31,059	44,136
Bank deposits	10,507	10,316	10,211	6,884	4,534
Short-term debt	686	306	912	2,659	667
Long-term debt (2)	23,692	27,586	13,220	9,667	9,100
Collateral financing arrangements	4,647	5,297	5,297	5,192	4,882
Junior subordinated debt securities	3,192	3,191	3,191	3,758	4,075
Other (2)	38,642	25,562	18,448	17,432	35,038
Separate account liabilities	203,023	183,138	148,854	120,697	160,050

Total liabilities	739,349	681,793	505,816	477,693	522,164

Redeemable noncontrolling interests in partially owned consolidated securities	105	117	—	—	—

Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, at par value	1	1	1	1	1
Convertible preferred stock, at par value	—	—	—	—	—
Common stock, at par value	11	10	8	8	8
Additional paid-in capital	26,782	26,423	16,859	15,811	17,098
Retained earnings	27,289	21,363	19,501	22,403	19,884
Treasury stock, at cost	(172)	(172)	(190)	(236)	(2,890)
Accumulated other comprehensive income (loss)	5,886	1,000	(3,058)	(14,253)	1,078

Total MetLife, Inc.’s stockholders’ equity	59,797	48,625	33,121	23,734	35,179
Noncontrolling interests	374	371	377	251	1,806

Total equity	60,171	48,996	33,498	23,985	36,985

Total liabilities and equity	$799,625	$730,906	$539,314	$501,678	$559,149

	Years Ended December 31,
	2011	2010	2009		2008	2007
	(In millions, except per share data)
Other Data (1), (4)
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,713	$2,668	$(2,368)		$3,084	$4,180
Return on MetLife, Inc.’s common equity	12.8%	6.9%	(9.0	) %	11.2%	12.9%
Return on MetLife, Inc.’s common equity, excluding accumulated other comprehensive income (loss)	13.8%	7.0%	(6.8	) %	9.1%	13.3%
EPS Data (1), (5)
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.32	$2.98	$(2.96)		$4.57	$5.30
Diluted	$6.27	$2.96	$(2.96)		$4.52	$5.17
Income (loss) from discontinued operations per common share:
Basic	$0.02	$0.04	$0.07		$(0.38)	$0.32
Diluted	$0.02	$0.04	$0.07		$(0.38)	$0.31
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.34	$3.02	$(2.89)		$4.19	$5.62
Diluted	$6.29	$3.00	$(2.89)		$4.14	$5.48
Cash dividends declared per common share	$0.74	$0.74	$0.74		$0.74	$0.74

(1)

On November 1, 2010, MetLife, Inc. acquired ALICO. The results of the Acquisition are reflected in the 2011 and 2010 selected financial data from the Acquisition Date. See Note 2 of the Notes to the Consolidated Financial Statements.

(2)

At December 31, 2011, general account assets, long-term debt and other liabilities include amounts relating to variable interest entities of $7.3 billion, $3.1 billion and $60 million, respectively. At December 31, 2010, general account assets, long-term debt and other liabilities include amounts relating to variable interest entities of $11.1 billion, $6.9 billion and $93 million, respectively.

(3)

Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(4)	Return on MetLife, Inc.’s common equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

(5)

For the year ended December 31, 2009, shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data” and the Company’s consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends.

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”);

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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•

Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•

Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances (“PABs”) but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•

Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, and operating earnings available to common shareholders, should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In 2011, management modified its definition of operating earnings to exclude the impacts of Divested Businesses, which includes certain operations of MetLife Bank, National Association (“MetLife Bank”) and our insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”), as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior years’ results for Corporate & Other and total consolidated operating earnings have been decreased by $111 million, net of $66 million of income tax, and $211 million, net of $139 million of income tax, for the years ended December 31, 2010 and 2009, respectively.

In addition, in 2011, management modified its definition of operating earnings and operating earnings available to common shareholders to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings and operating earnings available to common shareholders. Consequently, prior years’ results for Retirement Products and total consolidated operating earnings have been increased by $64 million, net of $34 million of income tax, and $90 million, net of $49 million of income tax, for the years ended December 31, 2010 and 2009, respectively.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Additionally, the impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current year and is applied to each of the comparable years.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities.

On November 21, 2011, MetLife, Inc. announced that it will be reorganizing its business into three broad geographic regions: The Americas; Europe, the Middle East and Africa (“EMEA”); and Asia, and creating a global employee benefits business to better reflect its global reach. While the Company has initiated certain changes in response to this announcement, including the appointment of certain executive leadership into some of the roles designed for the reorganized structure, management continued to evaluate the performance of the operating segments under the existing segment structure as of December 31, 2011. In addition, management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank. The transaction is expected to close in the second quarter of 2012, subject to certain regulatory approvals and other customary closing conditions. Additionally, in January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages (together with MetLife Bank’s pending actions to exit the depository business, including the aforementioned December 2011 agreement, the “MetLife Bank Events”). Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. See “Business — U.S. Regulation — Financial Holding Company Regulation.” The Company continues to originate reverse mortgages and will continue to service its current mortgage customers. As a result of the MetLife Bank Events, for the year ended December 31, 2011, the Company recorded charges totaling $212 million, net of income tax, which included intent-to-sell other-than-temporary impairment (“OTTI”) investment charges, charges related to the de-designation of certain cash flow hedges, a goodwill impairment charge and other employee-related charges. In addition, the Company expects to incur additional charges of $90 million to $110 million, net of income tax, during 2012, related to exiting the forward residential mortgage origination business, with no expected impact on the Company’s operating earnings. See Note 2 of the Notes to the Consolidated Financial Statements.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). ALICO’s fiscal year-end is November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of ALICO as of November 30, 2011 and 2010, and the operating results of ALICO for the year ended November 30, 2011 and the one month ended November 30, 2010. The assets, liabilities and operating results relating to the Acquisition are included in the Japan and Other International Regions segments. Prior year results have been adjusted to conform to the current year presentation of segments. See Note 2 of the Notes to the Consolidated Financial Statements.

We continue to experience an increase in market share and sales in several of our businesses; however, the general economic conditions, including the high levels of unemployment, negatively impacted the demand for certain of our products. Portfolio growth in response to the higher sales levels drove improved investment results despite lower yields experienced in connection with the continued decline in interest rates in 2011. The declining interest rate environment, however, also generated significant derivative gains in 2011. Current year results were negatively impacted by severe weather, including the earthquake and tsunami in Japan in the first quarter, record numbers of tornadoes in the second quarter and Hurricane Irene in the third quarter.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Income (loss) from continuing operations, net of income tax	$6,951	$2,747	$(2,336)
Less: Net investment gains (losses)	(867)	(408)	(2,901)
Less: Net derivative gains (losses)	4,824	(265)	(4,866)
Less: Other adjustments to continuing operations (1)	(1,641)	(914)	480
Less: Provision for income tax (expense) benefit	(845)	379	2,597

Operating earnings	5,480	3,955	2,354
Less: Preferred stock dividends	122	122	122

Operating earnings available to common shareholders	$5,358	$3,833	$2,232

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Year Ended December 31, 2011 compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2011, income (loss) from continuing operations, net of income tax, increased $4.2 billion to $7.0 billion from $2.8 billion in 2010. The change was predominantly due to a $5.1 billion favorable change in net derivative gains (losses), before income tax, and a $1.5 billion favorable change in operating earnings available to common shareholders, which includes the impact of the Acquisition.

The favorable change in net derivative gains (losses) of $3.3 billion was primarily driven by favorable changes in freestanding derivatives, partially offset by unfavorable changes in embedded derivatives. The favorable change in freestanding derivatives was primarily attributable to the impact of falling long-term and mid-term interest rates and equity market movements and volatility.

The Acquisition drove the majority of the $1.5 billion increase in operating earnings available to common shareholders. In addition, improved investment performance was the result of portfolio growth in response to increased sales across many of our businesses, which more than offset the negative impact of the declining interest rate environment on yields. Current year results were negatively impacted by severe weather, as well as, in the third quarter, a charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not been presented to the Company (“Death Master File”) and expenses incurred related to a liquidation plan filed by the New York State Department of Financial Services (the “Department of Financial Services”) for Executive Life Insurance Company of New York (“ELNY”).

Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2010, MetLife’s income (loss) from continuing operations, net of income tax increased $5.1 billion to a gain of $2.8 billion from a loss of $2.3 billion in 2009, of which $2 million in losses is from the inclusion of ALICO results for one month in 2010 and the impact of financing costs for the

Acquisition. The change was predominantly due to a $4.6 billion favorable change in net derivative gains (losses), before income tax, and a $2.5 billion favorable change in net investment gains (losses), before income tax. Offsetting these favorable variances were unfavorable changes in adjustments related to continuing operations of $1.4 billion, before income tax, and $2.2 billion of income tax, resulting in a total favorable variance of $3.5 billion. In addition, operating earnings available to common shareholders increased $1.6 billion to $3.8 billion in 2010 from $2.2 billion in 2009.

The favorable change in net derivative gains (losses) of $3.0 billion was primarily driven by net gains on freestanding derivatives in 2010 compared to net losses in 2009, partially offset by an unfavorable change in embedded derivatives from gains in 2009 to losses in 2010. The favorable change in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in 2009 than 2010, equity volatility, which decreased more in 2009 as compared to 2010, a strengthening U.S. dollar and widening corporate credit spreads in the financial services sector. The favorable change in net investment gains (losses) of $1.6 billion was primarily driven by a decrease in impairments and a decrease in the provision for credit losses on mortgage loans. These favorable changes in net derivative and net investment gains (losses) were partially offset by an unfavorable change of $518 million in related adjustments.

The improvement in the financial markets, which began in the second quarter of 2009 and continued into 2010, was a key driver of the $1.6 billion increase in operating earnings available to common shareholders. Such market improvement was most evident in higher net investment income and policy fees, as well as a decrease in variable annuity guarantee benefit costs. These increases were partially offset by an increase in amortization of DAC, VOBA and deferred sales inducements (“DSI”) as a result of an increase in average separate account balances and higher 2010 gross margins in the closed block driven by increased investment yields and the impact of dividend scale reductions. The 2010 period also includes one month of ALICO results, contributing $114 million to the increase in operating earnings. The favorable impact of a reduction in discretionary spending associated with our enterprise-wide cost reduction and revenue enhancement initiative was more than offset by an increase in other expenses related to our Other International Regions segment. This increase primarily stemmed from the impact of a benefit recorded in the prior year related to the pesification in Argentina, as well as current year business growth in the segment.

Consolidated Company Outlook

In 2012, we expect a solid improvement in the operating earnings of the Company over 2011, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2012 is expected to be driven by:

–	Rational pricing strategy in the group insurance marketplace.

–

Higher fees earned on separate accounts primarily due to favorable net flows of variable annuities, which are expected to remain strong in 2012, thereby increasing the value of those separate accounts; and

–	Increases in our International businesses, notably accident and health, from continuing organic growth throughout our various geographic regions.

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2012; however, unanticipated catastrophes, similar to those that occurred during 2011, could result in a high volume of weather-related claims.

•	Focus on expense management. We continue to focus on expense control throughout the Company, and managing the costs associated with the integration of ALICO.

•	Continued disciplined approach to investing and asset/liability management, including significant hedging to protect against low interest rates.

As a result of new financial accounting guidance for DAC which we intend to adopt in the first quarter of 2012, we estimate that, on the date of adoption, DAC will be reduced by approximately $3.1 billion to $3.6 billion and total equity will be reduced by approximately $2.1 billion to $2.4 billion, net of income tax. Additionally, we estimate that there will be a negative impact on our 2012 operating earnings primarily in Japan, with no impact on our on-going cash flows. The Company plans to apply this accounting change retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts.

We expect only modest investment losses in 2012, but more difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of an adjustment for nonperformance risk.

Industry Trends

We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.

Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to their sovereign debt. See “— Investments — Current Environment” for information regarding credit ratings downgrades and support programs for Europe’s perimeter region. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligation or have to restructure their outstanding debt, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in peripheral European countries could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. See “Risk Factors – We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Although the downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. Fitch Ratings (“Fitch”) warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an

Adverse Effect on Our Business, Financial Condition and Results of Operations.” See also “— Investments — Current Environment” for further information about European region support programs announced in July 2011 and October 2011, ratings actions and our exposure to obligations of European governments and private obligors.

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

As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (the “FRB of NY” and, collectively with the Federal Reserve Board, the “Federal Reserve”). The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. In January 2012, the Federal Reserve Board announced its plans to keep interest rates low until at least through late 2014, 18 months longer than previously planned in order to revive the slow recovery from stressed economic conditions. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” and “— Investments — Current Environment.”

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

Regulatory Changes.  The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — U.S. Regulation,” “Business – International Regulation,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are scheduled to be completed over the next few years. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” and “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines, as is MetLife, Inc., as a bank holding company. See “Business – U.S. Regulation – Banking Regulation” and “Business – U.S. Regulation – Financial Holding Company Regulation.” In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank. In January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages. Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (as discussed below), it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY (as discussed below). In October 2011, the FSOC issued a notice of proposed rulemaking, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank systemically important financial institution. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors.

In December 2010, the Basel Committee on Banking Supervision published its final rules for increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S. banking regulators, they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Basel III, Dodd-Frank and Regulation YY, as long as MetLife, Inc. remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution. The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks, which are to be phased in beginning January 2016 if they are endorsed and adopted by the U.S. banking regulators. As currently proposed, this surcharge would not apply to global non-bank systemically important financial institutions. However, international regulatory bodies are currently engaged in evaluating standards to identify such companies and to develop a regulatory regime that would apply to them, which may include enhanced capital requirements or other measures. The ability of MetLife Bank and MetLife, Inc. to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the endorsement and adoption by the U.S. of Basel III and other regulatory initiatives. See “Risk Factors – Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

In April 2011, the Federal Reserve Board and the FDIC proposed a rule regarding the implementation of the Dodd-Frank requirement that (i) each non-bank financial company designated by the FSOC for enhanced supervision by the Federal Reserve Board (a “non-bank systemically important financial institution” or “non-bank SIFI”) and each bank holding company with assets of $50 billion or more report periodically to the Federal Reserve Board, the FDIC and the FSOC the plan of such company for rapid and orderly resolution in the event of material financial distress or failure, and (ii) that each such company report on the nature and extent of credit exposures of such company to significant bank holding companies and significant non-bank financial companies and the nature and extent of credit exposures of significant bank holding companies and significant non-bank financial companies to such covered company. In November 2011, the Federal Reserve Board and the FDIC adopted a final rule implementing the resolution plan requirement, effective November 30, 2011, but deferred finalizing the credit exposure reporting requirement until a later date. If MetLife, Inc. remains a bank holding company on July 1, 2012, or if, in the future, it is designated by the FSOC as a non-bank SIFI, it would be required to submit a resolution plan. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments – Orderly Liquidation Authority.”

In December 2011, the Federal Reserve Board issued a release proposing the adoption of enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. Regulation YY would impose (i) enhanced risk-based capital (“RBC”) requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. As proposed, Regulation YY would apply the same enhanced regulatory standards to non-bank systemically important financial institutions as would apply to systemically important banks; the Federal Reserve Board has solicited comments on the appropriateness of this treatment. For further information regarding enhanced prudential standards and Regulation YY, see “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Enhanced Prudential Standards.” Dodd-Frank also includes provisions that may impact the investment and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Such provisions include the regulation of the over-the-counter (“OTC”) derivatives markets and the prohibitions on covered banking entities engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Regulation of Over-the-Counter Derivatives” and “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule.”

Mortgage and Foreclosure-Related Exposures  In 2008, MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. On January 10, 2012, MetLife, Inc. announced that it is exiting the business of originating forward residential mortgages, but will continue to service its current mortgage customers. As an originator and servicer of mortgage loans, which are usually sold to an investor shortly after origination, MetLife Bank has obligations to repurchase loans or compensate for losses upon demand by the investor due to defects in servicing of the loans or a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights (“MSRs”) that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). MetLife Bank has originated and sold mortgages primarily to FNMA and FHLMC and sold Federal Housing Administration and loans guaranteed by the United States Department of Veterans’ Affairs in mortgage-backed securities guaranteed by Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99.5% of MetLife Bank’s $82.0 billion servicing portfolio consists of Agency Investors’ product. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $58.6 billion of loans originated by MetLife Bank (all of which have been originated since August 2008). Reserves for representation and warranty repurchases and indemnifications were $69 million and $56 million at December 31, 2011 and 2010, respectively. MetLife Bank is exposed to losses due to servicing deficiencies on loans originated and sold, as well as servicing acquired, to the extent such servicing deficiencies occurred after the date of acquisition. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board also stated that it plans to announce monetary penalties against six other institutions under its supervision against whom it had issued enforcement actions in 2011 for deficiencies in servicing of residential mortgage loans and processing foreclosures. The Federal Reserve Board did not identify these six institutions, but MetLife, Inc. is among the institutions that entered into consent decrees with the Federal Reserve Board in 2011. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices. MetLife Bank is responding to a subpoena issued by the Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

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

The MetLife Bank Events may not relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. For a discussion of the Company’s significant accounting policies see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment, if any;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets;

(viii)	measurement of employee benefit plan liabilities; and

(ix)	liabilities for litigation and regulatory matters.

In addition, the application of acquisition accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to aforementioned critical accounting estimates. In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

Estimated Fair Value of Investments

In determining the estimated fair value of fixed maturity securities, equity securities, trading and other securities, short-term investments, cash equivalents, mortgage loans and MSRs, various methodologies, assumptions and inputs are utilized.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The estimated fair value of residential mortgage loans held-for-sale and securitized reverse residential mortgage loans is determined based on observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices, or from independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans that were previously designated as held-for-investment, but now are designated as held-for-sale, are recorded at the lower of amortized cost or estimated fair value, or for collateral dependent loans, estimated fair value of the collateral less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations, or values provided by independent valuation specialists, or when the loan is in foreclosure or otherwise collateral dependent, the estimated fair value of the underlying collateral is estimated using internal models.

The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions. Valuation inputs and assumptions include generally observable items such as type and age of loan, loan interest rates, current market interest rates, and certain unobservable inputs, including assumptions regarding estimates of discount rates, loan prepayments and servicing costs, all of which are sensitive to changing markets conditions. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows, may have a material effect on the estimated fair values of MSRs.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the estimated fair value of investments.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairment includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

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

(vii)

with respect to equity securities, whether the Company’s ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost;

(viii)

with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and

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

See Note 3 of the Notes to the Consolidated Financial Statements for additional information relating to investment impairments.

Derivative Financial Instruments

The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 5 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

The Company issues certain variable annuity products with guaranteed minimum benefits, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed during the recent financial crisis. As a result, at the end of the second quarter of 2010, the Company refined the manner in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s income from continuing operations, net of income tax, with no effect on operating earnings.

The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on the Company’s consolidated balance sheet, excluding the effect of income tax. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, that can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

In determining the ranges, the Company has considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions experienced during the recent financial crisis as the Company does not consider those to be reasonably likely events in the near future.

	Carrying Value At December 31, 2011
	PABs	DAC and VOBA
	(In millions)
100% increase in the Company’s credit spread	$2,449	$700
As reported	$4,176	$958
50% decrease in the Company’s credit spread	$5,479	$1,110

The accounting for derivatives is complex and interpretations of accounting standards continue to evolve in practice. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in the Company’s nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Additionally, the Company ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company’s derivatives and hedging programs.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new and renewal insurance business are deferred as DAC. Such costs consist principally of commissions, certain agency expenses, policy issuance expenses and certain advertising costs. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. The Company will adopt new guidance regarding the accounting for DAC beginning in the first quarter of 2012 and will apply it retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. See Note 1 of the Notes to the Consolidated Financial Statements.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $161 million with an offset to the Company’s unearned revenue liability of approximately $26 million for this factor.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

The Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts and annuity contracts. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

At December 31, 2011, 2010 and 2009, DAC and VOBA for the Company was $28.0 billion, $27.1 billion and $19.1 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuity contracts was significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2011, 2010 and 2009. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Investment return	$(64)	$(84)	$22
Separate account balances	(145)	23	(85)
Net investment gain (loss)	(576)	(124)	712
Guaranteed Minimum Income Benefits	(15)	84	187
Expense	(7)	96	61
In-force/Persistency	(2)	9	(118)
Policyholder dividends and other	60	(203)	154

Total	$(749)	$(199)	$933

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2011:

•

The decrease in equity markets during the year lowered separate account balances which led to a reduction in actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $145 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–

Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $531 million, excluding the impact from the Company’s nonperformance risk and risk margins, which are described below. This decrease in actual gross profits was more than offset by freestanding derivative gains associated with the hedging of such guarantee obligations, which resulted in an increase in DAC and VOBA amortization of $847 million.

–

The widening of the Company’s nonperformance risk adjustment decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $260 million. This was partially offset by higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $72 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC amortization by $72 million, was primarily attributable to current period investment activities.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2010:

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–

Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $197 million, excluding the impact from the Company’s nonperformance risk and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $88 million.

–

The narrowing of the Company’s nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $96 million. In addition, higher risk margins which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $18 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC amortization by $129 million, was primarily attributable to current period investment activities.

•

Included in policyholder dividends and other was an increase in DAC and VOBA amortization of $42 million as a result of changes to long-term assumptions. In addition, amortization increased by $39 million as a result of favorable gross margin variances. The remainder of the increase was due to various immaterial items.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009:

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–

Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $995 million, excluding the impact from the Company’s nonperformance risk and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $636 million.

–

The narrowing of the Company’s nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $607 million. This was partially offset by lower risk margins which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $20 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $484 million, was primarily attributable to current period investment activities.

•

Included in policyholder dividends and other was a decrease in DAC and VOBA amortization of $90 million as a result of changes to long-term assumptions. The remainder of the decrease was due to various immaterial items.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains decreased the DAC and VOBA balance by $879 million and $1.4 billion in 2011 and 2010, respectively. The decrease in unrealized investment losses decreased the DAC and VOBA balance by $2.8 billion in 2009. Notes 3 and 6 of the Notes to the Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

During the third quarter of 2011, the Company announced its decision to explore the sale of MetLife Bank’s depository business. As a result, in September 2011, the Company performed a goodwill impairment test on MetLife Bank, which is a separate reporting unit within Corporate & Other. As a result of the testing, the Company recorded a $65 million goodwill impairment charge that is reflected as a net investment loss for the year ended December 31, 2011. See Note 7 of the Notes to the Consolidated Financial Statements.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units and concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists.

In the fourth quarter of 2011, the Company performed interim goodwill impairment testing on the Retirement Products reporting unit. This testing was due to adverse market conditions, which caused both the equity markets and interest rates to decline. The fair value of the Retirement Products reporting unit, which was calculated based on application of an actuarial valuation approach, exceeded the carrying value by approximately 10%. The valuation methodology is subject to judgments and assumptions that are sensitive to change. If we had assumed that the discount rate was 100 basis points higher than the discount rate, the fair value of the Retirement Products reporting unit would have exceeded the carrying value by approximately 2%. As of December 31, 2011, the amount of goodwill allocated to the Retirement Products reporting unit was approximately $1.7 billion. The estimate of fair value is inherently uncertain and the judgments and assumptions upon which the estimate is based, will, in all likelihood, differ in some respects from actual future results. A change in market conditions, including equity market returns, interest rate levels and market volatility could result in a goodwill impairment.

In the fourth quarter of 2011, the Company announced that it will be reorganizing its business into three broad geographic regions, The Americas, EMEA and Asia, and creating a global employee benefits business, to better reflect its global reach. As a result, the Company’s reporting structure may change the composition of certain of its reporting units.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company’s goodwill.

Liability for Future Policy Benefits

Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

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

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities result in variances in profit and could result in losses.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information on the Company’s liability for future policy benefits.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting.

See Note 9 of the Notes to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.

Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

See Note 15 of the Notes to the Consolidated Financial Statements for additional information on the Company’s income taxes.

Employee Benefit Plans

Certain subsidiaries of MetLife, Inc. sponsor and/or administer pension and other postretirement benefit plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. In consultation with our external consulting actuarial firms, we determine these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. We determine our expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Given the amount of plan assets as of December 31, 2010, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been a decrease of $75 million and an increase of $75 million, respectively. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine our discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given the amount of pension and postretirement obligations as of December 31, 2010, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been a decrease of $122 million and an increase of $142 million, respectively. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

See Note 17 of the Notes to the Consolidated Financial Statements for additional assumptions used in measuring liabilities relating to the Company’s employee benefit plans.

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

See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s assessment of litigation contingencies.

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

Acquisitions and Dispositions

See Note 2 of the Notes to the Consolidated Financial Statements.

During 2011, a local operating subsidiary of American Life closed on the purchase of a 99.86% stake in a Turkish life insurance and pension company and at the same time entered into an exclusive 15-year distribution arrangement with the seller to distribute the company’s products in Turkey. Also in 2011, American Life agreed to sell certain closed blocks of business in the U.K. Finally, in 2011, Punjab National Bank (“PNB”) agreed to acquire a 30% stake in MetLife India Insurance Company Limited (“MetLife India”) and to enter into a separate exclusive 10-year distribution arrangement to sell MetLife India’s products through PNB’s branch network. PNB’s acquisition of the 30% stake in MetLife India is subject to, among other things, regulatory approval and final agreements among PNB and the existing shareholders of MetLife India. If such agreements are not obtained, or the transaction does not receive regulatory approval, PNB may request to amend or cancel the distribution agreement.

In addition, in 2012, local operating subsidiaries of MetLife, Inc. agreed to acquire, from members of the Aviva Plc group (“Aviva”), Aviva’s life insurance business in the Czech Republic and Hungary and Aviva’s life insurance and pensions business in Romania. The closing of each of these transactions is subject to regulatory and other approvals.

Results of Operations

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses. Sales of our domestic annuity products were up 51% driven by strong growth in variable annuities across all distribution channels. Even with the impact of the March 2011 earthquake and tsunami, our sales results in Japan are stronger than anticipated and continue to show steady growth and improvement across essentially all distribution channels. Market penetration continues in our pension closeout business in the U.K.; however, our domestic pension closeout business has been adversely impacted by a combination of poor equity market returns and lower interest rates. In the U.S., sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses. While we experienced growth in our traditional life and universal life businesses, sales of group life and non-medical health products declined. Policy sales of auto and homeowners products decreased as the housing and automobile markets remained sluggish. We experienced steady growth and improvement in sales of the majority of our products abroad.

	Years Ended December 31,		Change	% Change
	2011	2010
	(In millions)
Revenues
Premiums	$36,361	$27,071	$9,290	34.3%
Universal life and investment-type product policy fees	7,806	6,028	1,778	29.5%
Net investment income	19,606	17,511	2,095	12.0%
Other revenues	2,532	2,328	204	8.8%
Net investment gains (losses)	(867)	(408)	(459)
Net derivative gains (losses)	4,824	(265)	5,089

Total revenues	70,262	52,265	17,997	34.4%

Expenses
Policyholder benefits and claims and policyholder dividends	36,903	30,670	6,233	20.3%
Interest credited to policyholder account balances	5,603	4,919	684	13.9%
Capitalization of DAC	(6,858)	(3,299)	(3,559)
Amortization of DAC and VOBA	5,391	2,843	2,548	89.6%
Amortization of negative VOBA	(697)	(64)	(633)
Interest expense on debt	1,629	1,550	79	5.1%
Other expenses	18,265	11,734	6,531	55.7%

Total expenses	60,236	48,353	11,883	24.6%

Income (loss) from continuing operations before provision for income tax	10,026	3,912	6,114
Provision for income tax expense (benefit)	3,075	1,165	1,910

Income (loss) from continuing operations, net of income tax	6,951	2,747	4,204
Income (loss) from discontinued operations, net of income tax	20	39	(19)	(48.7)%

Net income (loss)	6,971	2,786	4,185
Less: Net income (loss) attributable to noncontrolling interests	(10)	(4)	(6)

Net income (loss) attributable to MetLife, Inc.	6,981	2,790	4,191
Less: Preferred stock dividends	122	122	—	—%
Preferred stock redemption premium	146	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$6,713	$2,668	$4,045

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2011, income (loss) from continuing operations, net of income tax, increased $4.2 billion to $7.0 billion primarily driven by a favorable change in net derivative gains (losses), partially offset by increased net investment losses, net of related adjustments, principally associated with DAC and VOBA amortization. Also included in income (loss) from continuing operations, net of income tax, are the results of the Divested Businesses. In addition, operating earnings increased, reflecting the impact of the Acquisition.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currencies, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

We use freestanding interest rate, equity, credit and currency derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives within certain of our variable annuity minimum benefit guarantees. For those hedges not designated as accounting hedges, changes in market factors can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market factors and are also recognized in net derivative gains (losses).

The favorable change in net derivative gains (losses) of $3.3 billion, from losses of $172 million in 2010 to gains of $3.1 billion in 2011, was driven by a favorable change in freestanding derivatives of $3.9 billion, which was partially offset by an unfavorable change in embedded derivatives of $583 million primarily associated with variable annuity minimum benefit guarantees. The $3.9 billion favorable change in freestanding derivatives was primarily attributable to the impact of falling long-term and mid-term interest rates and equity market movements and volatility. Long-term and mid-term interest rates fell more in 2011 than in 2010 which had a positive impact of $2.1 billion on our interest rate derivatives, $670 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. The impact of equity market movements and volatility in 2011 compared to 2010 had a positive impact of $1.5 billion on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $583 million unfavorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $1.6 billion and an unfavorable change in other unhedged non-market risks of $308 million, partially offset by a favorable change in unhedged risks for changes in the adjustment for nonperformance risk of $1.3 billion. The aforementioned $1.6 billion unfavorable change in embedded derivatives was more than offset by favorable changes on freestanding derivatives that hedge these risks, which are described in the preceding paragraphs.

The increase in net investment losses primarily reflects impairments on Greece sovereign debt securities, intent-to-sell impairments on other sovereign debt securities due to the repositioning of the ALICO portfolio into longer duration and higher yielding investments, intent-to-sell impairments related to the Divested Businesses, and lower net gains on sales of fixed maturity and equity securities. These losses were partially offset by net gains on the sales of certain real estate investments and reductions in the mortgage valuation allowance reflecting improving real estate market fundamentals.

Income (loss) from continuing operations, net of income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $152 million to a loss of $41 million in 2011 compared to a gain of $111 million in 2010. Included in this loss was a reduction in total revenues of $73 million and an increase in total expenses of $79 million. As previously mentioned, the Divested Businesses include certain operations of MetLife Bank and the Caribbean Business.

Income tax expense for the year ended December 31, 2011 was $3.1 billion, or 31% of income (loss) from continuing operations before provision for income tax, compared with $1.2 billion, or 30% of income (loss) from continuing operations before provision for income tax, for 2010. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $1.5 billion to $5.3 billion in 2011 from $3.8 billion in 2010.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,629	$1,419	$1,405	$90	$1,190	$782	$(564)	$6,951
Less: Net investment gains (losses)	53	84	23	(9)	(221)	(616)	(181)	(867)
Less: Net derivative gains (losses)	1,849	1,747	366	(12)	200	785	(111)	4,824
Less: Other adjustments to continuing operations (1)	(125)	(777)	91	—	38	(441)	(427)	(1,641)
Less: Provision for income tax (expense) benefit	(623)	(368)	(166)	7	(3)	18	290	(845)

Operating earnings	$1,475	$733	$1,091	$104	$1,176	$1,036	(135)	5,480

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(257)	$5,358

Year Ended December 31, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,367	$792	$1,020	$295	$2	$(155)	$(574)	$2,747
Less: Net investment gains (losses)	103	139	176	(7)	(9)	(280)	(530)	(408)
Less: Net derivative gains (losses)	215	235	(162)	(1)	(144)	(347)	(61)	(265)
Less: Other adjustments to continuing operations (1)	(244)	(381)	140	—	12	(439)	(2)	(914)
Less: Provision for income tax (expense) benefit	(28)	(4)	(54)	3	49	225	188	379

Operating earnings	$1,321	$803	$920	$300	$94	$686	(169)	3,955

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(291)	$3,833

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2011

	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Total revenues	$27,841	$9,015	$8,613	$3,217	$8,822	$10,538	$2,216	$70,262
Less: Net investment gains (losses)	53	84	23	(9)	(221)	(616)	(181)	(867)
Less: Net derivative gains (losses)	1,849	1,747	366	(12)	200	785	(111)	4,824
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	—	—	—	14
Less: Other adjustments to revenues (1)	(224)	78	145	—	(407)	50	1,265	907

Total operating revenues	$26,149	$7,106	$8,079	$3,238	$9,250	$10,319	$1,243	$65,384

Total expenses	$23,795	$6,833	$6,454	$3,162	$6,994	$9,376	$3,622	$60,236
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(85)	638	—	—	19	—	—	572
Less: Other adjustments to expenses (1)	—	217	54	—	(464)	491	1,692	1,990

Total operating expenses	$23,880	$5,978	$6,400	$3,162	$7,439	$8,885	$1,930	$57,674

Year Ended December 31, 2010

	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Total revenues	$26,444	$6,849	$7,568	$3,146	$669	$5,685	$1,904	$52,265
Less: Net investment gains (losses)	103	139	176	(7)	(9)	(280)	(530)	(408)
Less: Net derivative gains (losses)	215	235	(162)	(1)	(144)	(347)	(61)	(265)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	(151)	(39)	190	—	116	(72)	1,450	1,494

Total operating revenues	$26,276	$6,514	$7,364	$3,154	$706	$6,384	$1,045	$51,443

Total expenses	$24,338	$5,622	$5,999	$2,781	$664	$5,917	$3,032	$48,353
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	90	35	—	—	—	—	—	125
Less: Other adjustments to expenses (1)	4	307	50	—	104	367	1,452	2,284

Total operating expenses	$24,244	$5,280	$5,949	$2,781	$560	$5,550	$1,580	$45,944

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,		Change	% Change
	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$36,269	$27,071	$9,198	34.0%
Universal life and investment-type product policy fees	7,528	5,817	1,711	29.4%
Net investment income	19,676	16,880	2,796	16.6%
Other revenues	1,911	1,675	236	14.1%

Total operating revenues	65,384	51,443	13,941	27.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	36,227	29,972	6,255	20.9%
Interest credited to policyholder account balances	6,057	4,697	1,360	29.0%
Capitalization of DAC	(6,849)	(3,299)	(3,550)
Amortization of DAC and VOBA	4,799	2,802	1,997	71.3%
Amortization of negative VOBA	(619)	(57)	(562)
Interest expense on debt	1,305	1,139	166	14.6%
Other expenses	16,754	10,690	6,064	56.7%

Total operating expenses	57,674	45,944	11,730	25.5%

Provision for income tax expense (benefit)	2,230	1,544	686	44.4%

Operating earnings	5,480	3,955	1,525	38.6%
Less: Preferred stock dividends	122	122	—	—%

Operating earnings available to common shareholders	$5,358	$3,833	$1,525	39.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

The increase in operating earnings reflects the impact of the Acquisition with the corresponding effects on each of our financial statement lines in both Japan and Other International Regions. Further trends and matters impacting our business and the comparison to 2010 results are discussed below.

Positive results from strong sales in 2011 were offset by losses from severe weather and the impact of the low interest rate environment. Changes in foreign currency exchange rates had a slightly positive impact on results compared to 2010.

In 2011, we benefited from strong sales as well as growth and higher persistency in our business, across many of our products. As a result, we experienced growth in our investment portfolio, as well as our average separate account assets, generating both higher net investment income of $479 million and higher policy fee income of $265 million. Since many of our products are interest spread-based, the growth in our individual life, long-term care (“LTC”) and structured settlement businesses also resulted in a $131 million increase in interest credited expenses. These increased sales also generated an increase in commission and other volume-related expenses of $622 million, which was largely offset by an increase of $538 million in related DAC capitalization. In addition, other non-variable expenses increased $73 million due to growth in our existing businesses.

On an annual basis, we perform experience studies, as well as update our assumptions regarding both expected policyholder behaviors and the related investment environment. These updates, commonly known as unlocking events, result in changes to certain insurance-related liabilities, DAC and revenue amortization. The impact of updates to our assumptions in both 2011 and 2010, resulted in a net increase to operating earnings of $23 million, in the current year.

In the fourth quarter of 2011, we announced a reduction in our dividend scale related to our closed block. The impact of this action increased operating earnings by $54 million.

Severe weather during 2011 was the primary driver of our unfavorable claims experience in Auto & Home, which decreased operating earnings by $239 million. In addition, in the third quarter of 2011, we incurred a $117 million charge to increase reserves in connection with our use of the Death Master File, impacting primarily Insurance Products. These events overshadowed favorable claims experience in our dental and disability businesses and strong mortality gains in our group life business, which, combined, improved operating earnings by $100 million.

Market factors, specifically the current low interest rate environment, continued to be a challenge during 2011. Also in 2011, equity markets remained relatively flat compared to much stronger 2010 equity market performance. Investment yields were negatively impacted by the current low interest rate environment and lower returns in the equity markets, partially offset by improving real estate markets, resulting in a $157 million decrease in net investment income. DAC, VOBA and DSI amortization and certain insurance-related liabilities are sensitive to market fluctuations, which was the primary driver of higher expenses of $102 million in these categories. In particular, the less favorable 2011 investment markets caused acceleration of DAC amortization. Partially offsetting these decreases was a $119 million improvement in operating earnings, primarily driven by lower average crediting rates on our annuity and funding agreement businesses. The lower average crediting rates continue to reflect the lower investment returns available in the marketplace. Also contributing to the decrease in interest credited is the impact from derivatives that are used to hedge certain liabilities in our funding agreement business. In addition, growth in our separate accounts due to favorable equity market performance in 2010 and stable equity markets in 2011 resulted in increased fees and other revenues of $79 million.

Interest expense on debt increased $109 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the Acquisition and Federal Home Loan Bank (“FHLB”) borrowings.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the third quarter of 2011. Results from our mortgage loan servicing business were lower driven by an increase in expenses of $31 million in response to both a larger portfolio and increased regulatory oversight.

The Company also benefited from a higher tax benefit in 2011 of $88 million over 2010 primarily due to $75 million of charges in 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. The higher tax benefit was also a result of higher utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Years Ended December 31,		Change	% Change
	2011	2010
		(In millions)
OPERATING REVENUES
Premiums	$16,949	$17,200	$(251)	(1.5)%
Universal life and investment-type product policy fees	2,264	2,247	17	0.8%
Net investment income	6,107	6,068	39	0.6%
Other revenues	829	761	68	8.9%

Total operating revenues	26,149	26,276	(127)	(0.5)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	18,707	19,075	(368)	(1.9)%
Interest credited to policyholder account balances	997	963	34	3.5%
Capitalization of DAC	(864)	(841)	(23)	(2.7)%
Amortization of DAC and VOBA	897	966	(69)	(7.1)%
Interest expense on debt	—	1	(1)	(100.0)%
Other expenses	4,143	4,080	63	1.5%

Total operating expenses	23,880	24,244	(364)	(1.5)%

Provision for income tax expense (benefit)	794	711	83	11.7%

Operating earnings	$1,475	$1,321	$154	11.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

Strong underwriting results generated about half of our increase in operating earnings. The remaining increase resulted from the impact of annual assumption updates, lower policyholder dividends and higher fees from our variable and universal life business. These increases were dampened by the negative impacts of the sustained low interest rate environment.

Growth in our open block traditional life and in our variable and universal life businesses was more than offset by declines in our group life and non-medical health businesses, as well as the expected run-off from our closed block business. Sustained high levels of unemployment and a challenging pricing environment continue to depress growth in many of our group insurance businesses. Our dental business benefited from higher enrollment and certain pricing actions, but this was more than offset by a decline in revenues from our disability business. This reduction was mainly due to net customer cancellations and lower covered lives. Our LTC revenues were flat period over period, consistent with the discontinuance of the sale of this coverage at the end of 2010. Although revenues have declined from the prior year, current year premiums and deposits, along with an expansion of our securities lending program, resulted in an increase in our average invested assets, which contributed $189 million to operating earnings. Mirroring the growth in average invested assets in our individual life and LTC businesses, interest credited on long-duration contracts and on our policyholder account balances increased by $76 million. The aforementioned increased sales of our individual variable and universal life products, which was mainly driven by our launch of a new product in the current year, coupled with ongoing organic growth in the business, increased operating earnings by $41 million. These increased sales also generated an increase in commission expenses, which was mostly offset by the capitalization of these expenses. Broker–dealer related revenues also increased during the year and were significantly offset by a corresponding increase in other expenses.

In 2011, pricing actions and improved claims experience, mainly as a result of stabilizing benefits utilization, drove a $57 million increase in our dental results. Higher closures and lower incidences in 2011 contributed to the $43 million increase in our disability results. Our life businesses were essentially flat; however, lower claims incidence resulted in very strong group life mortality gains, which were offset by increased severity of claims in the variable and universal life businesses. On an annual basis, we perform experience studies, as well as update our assumptions surrounding both expected policyholder behaviors and the related investment environment. These updates, commonly known as unlocking events, result in changes to certain insurance related liabilities, DAC and revenue amortization. The impact of updates to our assumptions, in both 2011 and 2010 primarily related to policyholder behaviors, such as projected premium assumptions and various factors impacting persistency, coupled with insurance related refinements, resulted in a net increase to operating earnings of $41 million. Partially offsetting these favorable impacts was a $109 million charge, recorded in the third quarter of the current year, related to our use of the Death Master File, in both our group and individual life businesses.

Refinements in our DAC model in both years as well as the impact of higher amortization in 2010 contributed to a $37 million net decrease in amortization. The higher level of amortization in 2010 was primarily due to the emergence of actual premium and lapse information which differed from management’s expectations.

In the fourth quarter of 2011, we announced a reduction to our dividend scale related to our closed block. The impact of this action increased operating earnings by $54 million.

Market factors, specifically the current low interest rate environment, continued to be a challenge during 2011. Investment yields were negatively impacted by lower returns on allocated equity and lower returns in the equity markets, partially offset by improving real estate markets. Unlike in Retirement Products and Corporate Benefit Funding, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on policyholder account balances or amounts held for future policyholder benefits. The reduction in investment yield resulted in a $164 million decrease in operating earnings. Partially offsetting this decline was the impact of updating projected market factors as part of our aforementioned annual update to assumptions. This update resulted in an unlocking event, resulting in a $32 million increase to operating earnings.

Retirement Products

	Years Ended December 31,		Change	% Change
	2011	2010
		(In millions)
OPERATING REVENUES
Premiums	$1,141	$875	$266	30.4%
Universal life and investment-type product policy fees	2,463	2,024	439	21.7%
Net investment income	3,195	3,395	(200)	(5.9)%
Other revenues	307	220	87	39.5%

Total operating revenues	7,106	6,514	592	9.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,846	1,487	359	24.1%
Interest credited to policyholder account balances	1,595	1,612	(17)	(1.1)%
Capitalization of DAC	(1,612)	(1,067)	(545)	(51.1)%
Amortization of DAC and VOBA	1,004	808	196	24.3%
Interest expense on debt	2	3	(1)	(33.3)%
Other expenses	3,143	2,437	706	29.0%

Total operating expenses	5,978	5,280	698	13.2%

Provision for income tax expense (benefit)	395	431	(36)	(8.4)%

Operating earnings	$733	$803	$(70)	(8.7)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Total annuity sales increased 51% to $30.4 billion due to strong growth in variable annuities across all distribution channels. Variable annuity product sales increased primarily due to the introduction of a new higher benefit, lower-risk variable annuity rider and changes in competitors’ offerings which, we believe, made our products more attractive. We have launched several changes to the products and riders we offer that we expect will reduce sales volumes in 2012, as we manage these sales volumes to strike the right balance among growth, profitability and risk. Total annuity net flows were $16.2 billion, higher than in 2010. Changes in interest rates and equity markets can significantly impact our earnings. In 2011, interest rates declined while equity markets remained relatively flat compared to much stronger 2010 equity market performance. Operating earnings were down 9% mainly due to these market factors.

Strong sales and higher persistency in 2011, along with the impact of an increase in allocated equity, increased operating earnings by $147 million. The strong sales of variable annuities increased our average separate account assets and, as a result, we generated higher asset-based fee revenue on the separate account assets and higher net investment income, partially offset by increases in DAC amortization. Partially offsetting these favorable impacts was an increase in variable expenses, primarily related to new business commissions and asset-based commissions of $38 million, net of related DAC capitalization. Other non-variable expenses also increased $16 million due to growth in the business.

Investment market performance reduced our operating earnings by $56 million. DAC, VOBA and DSI amortization, as well as certain insurance-related liabilities, are sensitive to market fluctuations, which was the primary driver of higher expenses in these categories. In particular, the less favorable 2011 equity markets when compared to 2010 caused an acceleration of DAC amortization. Lower investment returns on certain limited partnerships and lower returns on allocated equity also contributed to the decline in operating earnings. Partially offsetting these decreases was an improvement in operating earnings, primarily driven by lower average crediting rates on annuity fixed rate funds. Lower average crediting rates continue to reflect the lower investment returns available in the marketplace. Growth in our separate accounts, due to favorable equity market performance in 2010 and 2011, resulted in increased fees and other revenues.

To better align with hedged risks, certain elements of our variable annuity hedging program that were previously recorded in net investment income were recorded in net derivative gains (losses) beginning in 2011 which resulted in a decrease in operating earnings of $77 million. Lower income annuity mortality gains of $18 million also reduced operating earnings in 2011. We review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC annually, which may result in changes and are recorded in the fourth quarter each year. This annual update of assumptions, other insurance liability refinements and DAC model revisions made during the year, contributed to a net operating earnings reduction of $12 million.

Corporate Benefit Funding

	Years Ended December 31,		Change	% Change
	2011	2010
		(In millions)
OPERATING REVENUES
Premiums	$2,418	$1,938	$480	24.8%
Universal life and investment-type product policy fees	231	226	5	2.2%
Net investment income	5,181	4,954	227	4.6%
Other revenues	249	246	3	1.2%

Total operating revenues	8,079	7,364	715	9.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,594	4,041	553	13.7%
Interest credited to policyholder account balances	1,321	1,445	(124)	(8.6)%
Capitalization of DAC	(27)	(19)	(8)	(42.1)%
Amortization of DAC and VOBA	17	16	1	6.3%
Interest expense on debt	8	6	2	33.3%
Other expenses	487	460	27	5.9%

Total operating expenses	6,400	5,949	451	7.6%

Provision for income tax expense (benefit)	588	495	93	18.8%

Operating earnings	$1,091	$920	$171	18.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding had strong pension closeout sales in the U.K., and strong sales of structured settlements. Although the combination of poor equity returns and the low interest rate environment has resulted in underfunded pension plans, which reduces our customers’ flexibility to engage in transactions such as pension closeouts, sales in the U.K. remained strong as we continue to penetrate that market. Sales in our structured settlement business were strong as we remain very competitive in the marketplace. Premiums for these businesses were almost entirely offset by the related change in policyholder benefits. However, current year premiums, deposits, funding agreement issuances, increased allocated equity, and the expansion of our securities lending program, all contributed to the growth of our average invested assets, which led to an increase in net investment income of $167 million.

Deposits into separate accounts, including guaranteed interest contracts, and corporate owned life insurance, increased significantly resulting in a $9 million increase in advisory fees and an $8 million increase in premium tax. However, these expenses are offset by a corresponding increase in revenues.

Market factors, including the current low interest rate environment, have negatively impacted our investment returns by $19 million. These lower investment returns include the impact of returns on invested economic capital. The low interest rate environment was also the primary driver of the decrease in interest credited to policyholders of $81 million. Many of our funding agreement and guaranteed interest contract liabilities are tied to market indices. Interest rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. Also contributing to the decrease in interest credited is the impact from derivatives that are used to hedge certain liabilities in our funding agreement business. Commensurate with our strong sales of structured settlements, the interest credited expense associated with these insurance liabilities increased $26 million.

The Company’s use of the Death Master File in connection with our post-retirement benefit business resulted in a charge in the third quarter of the current year of $8 million. Other insurance liability refinements and mortality results negatively impacted our year-over-year operating earnings by $20 million.

Auto & Home

	Years Ended December 31,		Change	% Change
	2011	2010
		(In millions)
OPERATING REVENUES
Premiums	$3,000	$2,923	$77	2.6%
Net investment income	205	209	(4)	(1.9)%
Other revenues	33	22	11	50.0%

Total operating revenues	3,238	3,154	84	2.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,375	2,021	354	17.5%
Capitalization of DAC	(453)	(448)	(5)	(1.1)%
Amortization of DAC and VOBA	448	439	9	2.1%
Other expenses	792	769	23	3.0%

Total operating expenses	3,162	2,781	381	13.7%

Provision for income tax expense (benefit)	(28)	73	(101)

Operating earnings	$104	$300	$(196)	(65.3)%

Unless otherwise stated, all amounts discussed below are net of income tax.

In 2011, operating results were negatively impacted by severe weather including record numbers of tornadoes in the second quarter and Hurricane Irene in the third quarter. Policy sales decreased as the housing and new automobile sales markets remained sluggish, resulting in a decrease in exposures. However, average premium per policy increased for both our homeowners and auto policies, more than offsetting the negative impact from the decrease in exposures.

Adverse claims experience was the primary driver of the decrease in operating earnings. Catastrophe-related losses increased $187 million compared to 2010 mainly due to severe storm activity in the U.S. during the second and third quarters of 2011, which resulted in $261 million of losses. The second quarter included catastrophe-related losses mainly due to a record number of tornadoes for a one-month period that resulted in damage in many states. The third quarter included catastrophe-related losses resulting from the impact from Hurricane Irene. In addition, current year non-catastrophe claim costs increased $75 million as a result of higher claim frequencies in both our auto and homeowners businesses due primarily to more severe winter weather in the first quarter of 2011 and to non-catastrophe wind and hail through the remainder of the year. The negative impact of these items was partially offset by additional favorable development of prior year losses of $23 million.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $60 million and the decrease in exposures resulted in a $4 million decrease in operating earnings as the negative impact from lower premiums exceeded the positive impact from lower claims. Exposures are primarily each automobile for the auto line of business and each residence for the homeowners line of business.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, to 104.9% in 2011 from 94.6% in 2010. The combined ratio, excluding catastrophes, was 89.1% in 2011 compared to 88.1% in 2010.

Higher commissions, resulting from the increase in average premium per policy, coupled with an increase in other volume-related expenses contributed to the decrease in operating earnings. This increase is included in the $18 million increase in other expenses, including the net change in DAC.

Japan

	Years Ended December 31,		Change
	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$6,325	$499	$5,826
Universal life and investment-type product policy fees	824	55	769
Net investment income	2,079	145	1,934
Other revenues	22	7	15

Total operating revenues	9,250	706	8,544

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,973	309	3,664
Interest credited to policyholder account balances	1,561	123	1,438
Capitalization of DAC	(2,250)	(149)	(2,101)
Amortization of DAC and VOBA	1,312	82	1,230
Amortization of negative VOBA	(555)	(49)	(506)
Other expenses	3,398	244	3,154

Total operating expenses	7,439	560	6,879

Provision for income tax expense (benefit)	635	52	583

Operating earnings	$1,176	$94	$1,082

Unless otherwise stated, all amounts discussed below are net of income tax.

Our Japan operation is comprised of the Japanese business acquired in the Acquisition and remains among the largest foreign life insurers in Japan. The stability of this business is evidenced by a solvency margin ratio significantly in excess of the legally mandated solvency margin in Japan and above average with respect to the industry. Through our Japan operation, we provide accident and health insurance, life insurance, annuities and endowment products to both individuals and groups. Japan’s operating earnings for 2010 include one month of results from the ALICO operations.

The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Although we expect modest growth in the Japanese economy during 2012, disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Despite the impact of the earthquake and tsunami, our sales results continued to show steady growth and improvement across our captive agent, independent agent, broker, bancassurance, and direct marketing distribution channels.

Japan reported premiums, fees and other revenues of $7.2 billion for 2011, including $4.3 billion from accident and health insurance and $2.7 billion from life insurance products distributed through our multi-distribution platform. In addition, during 2011, the Company incurred $39 million of incremental insurance claims and operating expenses related to the March 2011 earthquake and tsunami.

Other International Regions

	Years Ended December 31,
	2011	2010	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$6,426	$3,625	$2,801	77.3%
Universal life and investment-type product policy fees	1,746	1,265	481	38.0%
Net investment income	1,995	1,466	529	36.1%
Other revenues	152	28	124

Total operating revenues	10,319	6,384	3,935	61.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,724	3,053	1,671	54.7%
Interest credited to policyholder account balances	583	554	29	5.2%
Capitalization of DAC	(1,643)	(775)	(868)
Amortization of DAC and VOBA	1,120	490	630
Amortization of negative VOBA	(64)	(8)	(56)
Interest expense on debt	1	3	(2)	(66.7)%
Other expenses	4,164	2,233	1,931	86.5%

Total operating expenses	8,885	5,550	3,335	60.1%

Provision for income tax expense (benefit)	398	148	250

Operating earnings	$1,036	$686	$350	51.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Sales results continued to show steady growth and improvement, with increases over 2010 in essentially all of our businesses. In the Asia Pacific region, sales continued to grow, driven by strong variable universal life sales, the launch of a whole life cancer product in Korea and higher group sales in the Australia business. In Latin America, accident and health sales increased throughout the region. In addition, there was strong retirement sales growth in Mexico, as well as strong growth in Chile’s immediate annuity products. Our business in Europe experienced higher credit life sales and continued growth in our variable annuity business.

Reported operating earnings increased over 2010 as a result of the inclusion of a full year of results of the ALICO operations other than Japan for 2011 compared to one month of results for 2010. The positive impact of changes in foreign currency exchange rates improved reported earnings by $19 million for 2011 compared to 2010.

In addition to the increase in operating earnings due to the ALICO operations other than Japan, the current year benefited from business growth, most notably in Mexico, Korea and Ireland. These increases were partially offset by a decrease in the Japan reinsurance business mainly due to market performance. The impact of the sale of the Company’s interest in Mitsui Sumitomo MetLife Insurance Co., LTD (“MSI MetLife”) on April 1, 2011 also decreased operating results for 2011, as no earnings were recognized in the current year.

Net investment income increased reflecting an increase from growth in average invested assets and a decrease from lower yields. The increase in average invested assets reflects the Acquisition and growth in our businesses. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in 2011, when compared to 2010 as positive returns were incurred in 2010 from recovering equity markets. The corresponding favorable impact is reflected in interest credited expense. Decreased yields reflect the decreased operating joint venture returns from the sale of MSI MetLife in second quarter of 2011, the Acquisition, as ALICO’s acquired investment portfolio has a larger allocation to lower yielding government securities, partially offset by the impact of higher inflation. The change in net investment income from inflation was offset by a similar change in the related insurance liabilities.

In addition to an increase associated with the Acquisition, operating expenses increased primarily due to higher commissions and compensation expenses in Korea, Mexico, Brazil and Ireland due to business growth, a portion which is offset by DAC capitalization.

Corporate & Other

	Years Ended December 31,
	2011	2010	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$10	$11	$(1)	(9.1)%
Net investment income	914	643	271	42.1%
Other revenues	319	391	(72)	(18.4)%

Total operating revenues	1,243	1,045	198	18.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	8	(14)	22
Amortization of DAC and VOBA	1	1	—	—%
Interest expense on debt	1,294	1,126	168	14.9%
Other expenses	627	467	160	34.3%

Total operating expenses	1,930	1,580	350	22.2%

Provision for income tax expense (benefit)	(552)	(366)	(186)	(50.8)%

Operating earnings	(135)	(169)	34	20.1%
Less: Preferred stock dividends	122	122	—	—%

Operating earnings available to common shareholders	$(257)	$(291)	$34	11.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

MetLife, Inc. completed four debt financings in August 2010 in connection with the Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes, and $250 million of floating rate senior notes. MetLife, Inc. also issued debt securities in November 2010, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the Acquisition.

Operating earnings available to common shareholders and operating earnings each increased $34 million, primarily due to higher net investment income and a higher tax benefit. These increases were partially offset by an increase in interest expense of $109 million, primarily resulting from the 2010 debt issuances, a decrease in earnings related to resolutions of certain legal matters in 2010 and an increase in other expenses.

Net investment income increased $176 million due to an increase of $130 million from higher yields and an increase of $46 million from growth in average invested assets. Yields were primarily impacted by the decline in interest rates, as lower crediting rates were paid to the segments on the economic capital invested on their behalf period over period, lower returns in equity markets and lower returns on alternative investments. An increase in the average invested assets was primarily due to proceeds from the debt issuances referenced above. Our investments primarily include structured securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement, including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading and other securities and equity securities.

Corporate & Other also benefited in 2011 from a higher tax benefit of $133 million over 2010 primarily due to $75 million of charges in 2010 related to the Health Care Act. The higher tax benefit was also a result of higher utilization of tax preferenced investments which provide tax credits and deductions.

Results from our mortgage loan servicing business were lower, driven by an increase in expenses of $31 million in response to both a larger portfolio and increased regulatory oversight. In addition hedging results were lower by $21 million.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the third quarter of 2011. In addition, the Company increased advertising costs by $15 million and incurred higher internal resources costs for associates committed to the Acquisition of $13 million. Minor fluctuations in various other expense categories, such as interest on uncertain tax positions, and discretionary spending, such as consulting and postemployment related costs, offset each other and resulted in a small increase to earnings. Additionally, the resolutions of certain legal matters in the prior period resulted in $39 million of lower operating earnings for 2011.

Results of Operations

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions a year ago, positively impacted our results most significantly through increased net cash flows, improved yields on our investment portfolio and increased policy fee income. Sales of our domestic annuity products were up 14%, driven by an increase in variable annuity sales compared with the prior year. We benefited in 2010 from strong sales of structured settlement products. Market penetration continues in our pension closeout business in the U.K.; however, although improving, our domestic pension closeout business has been adversely impacted by a combination of poor equity returns and lower interest rates. High levels of unemployment continue to depress growth across our group insurance businesses due to lower covered payrolls. While we experienced growth in our group life business, sales of non-medical health and individual life products declined. Sales of new homeowner and auto policies increased 11% and 4%, respectively, as the housing and automobile markets have improved. We experienced a 30% increase in sales of retirement and savings products abroad.

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)
Revenues
Premiums	$27,071	$26,157	$914	3.5%
Universal life and investment-type product policy fees	6,028	5,197	831	16.0%
Net investment income	17,511	14,741	2,770	18.8%
Other revenues	2,328	2,329	(1)	—%
Net investment gains (losses)	(408)	(2,901)	2,493	85.9%
Net derivative gains (losses)	(265)	(4,866)	4,601	94.6%

Total revenues	52,265	40,657	11,608	28.6%

Expenses
Policyholder benefits and claims and policyholder dividends	30,670	29,652	1,018	3.4%
Interest credited to policyholder account balances	4,919	4,845	74	1.5%
Capitalization of DAC	(3,299)	(2,976)	(323)	(10.9)%
Amortization of DAC and VOBA	2,843	1,289	1,554
Amortization of negative VOBA	(64)	—	(64)
Interest expense on debt	1,550	1,044	506	48.5%
Other expenses	11,734	11,164	570	5.1%

Total expenses	48,353	45,018	3,335	7.4%

Income (loss) from continuing operations before provision for income tax	3,912	(4,361)	8,273
Provision for income tax expense (benefit)	1,165	(2,025)	3,190

Income (loss) from continuing operations, net of income tax	2,747	(2,336)	5,083
Income (loss) from discontinued operations, net of income tax	39	58	(19)	(32.8)%

Net income (loss)	2,786	(2,278)	5,064
Less: Net income (loss) attributable to noncontrolling interests	(4)	(32)	28	87.5%

Net income (loss) attributable to MetLife, Inc.	2,790	(2,246)	5,036
Less: Preferred stock dividends	122	122	—	—%
Preferred stock redemption premium	—	—	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,668	$(2,368)	$5,036

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2010, income (loss) from continuing operations, net of income tax increased $5.1 billion to a gain of $2.8 billion from a loss of $2.3 billion in 2009, of which $2 million in losses was from the inclusion of one month of ALICO results in 2010. The change was predominantly due to a $3.0 billion favorable change in net derivative gains (losses) and a $1.6 billion favorable change in net investment gains (losses). Offsetting these favorable variances totaling $4.6 billion were unfavorable changes in adjustments related to net derivative and net investment gains (losses) of $518 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a total favorable variance related to net derivative and net investment gains (losses), net of related adjustments and income tax, of $4.1 billion.

The favorable variance in net derivative gains (losses) of $3.0 billion, from losses of $3.2 billion in 2009 to losses of $172 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $4.4 billion, comprised of a $4.5 billion favorable change from losses in the prior year of $4.3 billion to gains in the current year of $203 million and $123 million in ALICO freestanding derivative losses. This favorable variance was partially offset by an unfavorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $1.4 billion from gains in the prior year of $1.1 billion to losses in the current year of $257 million, net of $5 million in ALICO embedded derivative gains.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives within certain of our variable annuity minimum benefit guarantees. The $4.5 billion favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year than the current year, a greater decrease in equity volatility in the prior year as compared to the current year, a strengthening U.S. dollar and widening corporate credit spreads in the financial services sector. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a positive impact of $2.6 billion on our interest rate derivatives, $931 million of which is attributable to hedges of variable annuity minimum benefit guarantee liabilities, which are accounted for as embedded derivatives. In addition, stronger equity market recovery and lower equity market volatility in the prior year as compared to the current year had a positive impact of $1.1 billion on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. U.S. dollar strengthening had a positive impact of $554 million on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures. Finally, widening corporate credit spreads in the financial services sector had a positive impact of $221 million on our purchased protection credit derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives also include an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $1.4 billion unfavorable change in embedded derivatives was primarily attributable to the impact of market factors, including falling long-term and mid-term interest rates, changes in foreign currency exchange rates, equity volatility and equity market movements. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a negative impact of $1.4 billion. Changes in foreign currency exchange rates had a negative impact of $468 million. Equity volatility decreased more in the prior year than in the current year causing a negative impact of $284 million, and a stronger recovery in the equity markets in the prior year than in the current year had a negative impact of $228 million. The unfavorable impact from these hedged risks was partially offset by a favorable change related to the adjustment for nonperformance risk of $1.2 billion, from losses of $1.3 billion in 2009 to losses of $62 million in 2010. This $62 million loss was net of a $621 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk made in the second quarter of 2010. Gains on the freestanding derivatives that hedged these embedded derivative risks largely offset the change in liabilities attributable to market factors, excluding the adjustment for nonperformance risk, which does not have an economic impact on the Company.

Improved or stabilizing market conditions across several invested asset classes and sectors as compared to the prior year resulted in decreases in impairments and in net realized losses from sales and disposals of investments in most components of our investment portfolio. These decreases, coupled with a decrease in the provision for credit losses on mortgage loans due to improved market conditions, resulted in a $1.6 billion improvement in net investment gains (losses).

Income from continuing operations, net of income tax for 2010 includes $138 million of expenses related to the acquisition and integration of ALICO. These expenses, which primarily consisted of investment banking and legal fees, are recorded in Corporate & Other and are not a component of operating earnings.

Income tax expense for the year ended December 31, 2010 was $1.2 billion, or 30% of income from continuing operations before provision for income tax, compared with income tax benefit of $2.0 billion, or 46% of the loss from continuing operations before benefit for income tax, for the comparable 2009 period. The Company’s 2010 and 2009 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purpose of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings available to common shareholders increased by $1.6 billion to $3.8 billion in 2010 from $2.2 billion in 2009.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2010

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,367	$792	$1,020	$295	$2	$(155)	$(574)	$2,747
Less: Net investment gains (losses)	103	139	176	(7)	(9)	(280)	(530)	(408)
Less: Net derivative gains (losses)	215	235	(162)	(1)	(144)	(347)	(61)	(265)
Less: Other adjustments to continuing operations (1)	(244)	(381)	140	—	12	(439)	(2)	(914)
Less: Provision for income tax (expense) benefit	(28)	(4)	(54)	3	49	225	188	379

Operating earnings	$1,321	$803	$920	$300	$94	$686	(169)	3,955

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(291)	$3,833

Year Ended December 31, 2009

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(422)	$(466)	$(746)	$321	$—	$(289)	$(734)	$ (2,336)
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	—	(100)	(269)	(2,901)
Less: Net derivative gains (losses)	(1,786)	(1,175)	(672)	39	—	(798)	(474)	(4,866)
Less: Other adjustments to continuing operations (1)	(146)	379	121	—	—	(206)	332	480
Less: Provision for income tax (expense) benefit	840	465	711	1	—	364	216	2,597

Operating earnings	$1,142	$398	$580	$322	$—	$451	(539)	2,354

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(661)	$2,232

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2010

	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Total revenues	$26,444	$6,849	$7,568	$3,146	$669	$5,685	$1,904	$52,265
Less: Net investment gains (losses)	103	139	176	(7)	(9)	(280)	(530)	(408)
Less: Net derivative gains (losses)	215	235	(162)	(1)	(144)	(347)	(61)	(265)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	(151)	(39)	190	—	116	(72)	1,450	1,494

Total operating revenues	$26,276	$6,514	$7,364	$3,154	$706	$6,384	$1,045	$51,443

Total expenses	$24,338	$5,622	$5,999	$2,781	$664	$5,917	$3,032	$48,353
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	90	35	—	—	—	—	—	125
Less: Other adjustments to expenses (1)	4	307	50	—	104	367	1,452	2,284

Total operating expenses	$24,244	$5,280	$5,949	$2,781	$560	$5,550	$1,580	$45,944

Year Ended December 31, 2009

	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Japan	Other International Regions	Corporate & Other	Total
	(In millions)
Total revenues	$23,476	$3,975	$5,231	$3,113	$—	$3,997	$865	$40,657
Less: Net investment gains (losses)	(472)	(533)	(1,486)	(41)	—	(100)	(269)	(2,901)
Less: Net derivative gains (losses)	(1,786)	(1,175)	(672)	39	—	(798)	(474)	(4,866)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(27)	—	—	—	—	—	—	(27)
Less: Other adjustments to revenues (1)	(81)	(51)	184	—	—	(169)	1,283	1,166

Total operating revenues	$25,842	$5,734	$7,205	$3,115	$—	$5,064	$325	$47,285

Total expenses	$24,165	$4,690	$6,400	$2,697	$—	$4,495	$2,571	$45,018
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	39	(739)	—	—	—	—	—	(700)
Less: Other adjustments to expenses (1)	(1)	309	63	—	—	37	951	1,359

Total operating expenses	$24,127	$5,120	$6,337	$2,697	$—	$4,458	$1,620	$44,359

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results - Operating

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$27,071	$26,157	$914	3.5%
Universal life and investment-type product policy fees	5,817	5,055	762	15.1%
Net investment income	16,880	14,600	2,280	15.6%
Other revenues	1,675	1,473	202	13.7%

Total operating revenues	51,443	47,285	4,158	8.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	29,972	29,104	868	3.0%
Interest credited to policyholder account balances	4,697	4,849	(152)	(3.1)%
Capitalization of DAC	(3,299)	(2,976)	(323)	(10.9)%
Amortization of DAC and VOBA	2,802	2,186	616	28.2%
Amortization of negative VOBA	(57)	—	(57)
Interest expense on debt	1,139	1,044	95	9.1%
Other expenses	10,690	10,152	538	5.3%

Total operating expenses	45,944	44,359	1,585	3.6%

Provision for income tax expense (benefit)	1,544	572	972

Operating earnings	3,955	2,354	1,601	68.0%
Less: Preferred stock dividends	122	122	—	—%

Operating earnings available to common shareholders	$3,833	$2,232	$1,601	71.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the financial markets was the primary driver of the increase in operating earnings as evidenced by higher net investment income and an increase in average separate account balances, which resulted in an increase in policy fee income. Partially offsetting this improvement was an increase in amortization of DAC, VOBA and DSI. The increase in operating earnings also includes the positive impact of changes in foreign currency exchange rates in 2010. This improved reported operating earnings by $37 million for 2010 compared to 2009. Furthermore, the 2010 period also includes one month of ALICO results, contributing $114 million to the increase in operating earnings. The current period also benefited from the dividend scale reduction in the fourth quarter of 2009. The improvement in 2010 results compared to 2009 was partially offset by the prior period impact of pesification in Argentina and unfavorable claims experience.

Net investment income increased from higher yields and growth in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets year over year on real estate joint ventures and other limited partnership interests, and by the effects of continued repositioning of the accumulated liquidity in our portfolio to longer duration and higher yielding investments, including investment grade corporate fixed maturity securities. Growth in our investment portfolio was primarily due to the Acquisition and positive net cash flows from growth in our domestic individual and group life businesses, as well as certain international businesses, higher cash collateral balances received from our derivative counterparties, as well as the temporary investment of proceeds from the debt and common stock issuances in anticipation of the Acquisition. With the exception of the cash flows from such securities issuances, which were temporarily invested in lower yielding liquid investments, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments.

Since many of our products are interest spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense, including amounts reflected in policyholder benefits and claims, decreased primarily in our domestic funding agreement business, which experienced lower average crediting rates combined with lower average account balances. Our fixed annuities business also experienced lower crediting rates. Certain crediting rates can move consistently with the underlying market indices, primarily the London Inter-Bank Offer Rate (“LIBOR”), which were lower than the prior year. The impact from the growth in our structured settlement, LTC and disability businesses partially offset those decreases in interest credited expense.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $444 million, most notably in our Retirement Products segment. In addition, changes in foreign currency exchange rates increased policy fees by $52 million. The improvement in fees is partially offset by greater DAC, VOBA and DSI amortization of $325 million. Policy fees are typically calculated as a percentage of the average assets in the separate accounts. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances. A portion of the increase in amortization was due to the impact of higher current year gross margins, a primary component in the determination of the amount of amortization for our Insurance Products segment, mostly in the closed block resulting from increased investment yields and the impact of dividend scale reductions.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in a $109 million decrease in policyholder dividends in the traditional life business in the current period.

Claims experience varied amongst our businesses with a net unfavorable impact of $153 million to operating earnings compared to the prior year. We had unfavorable claims experience in our Auto & Home segment, primarily due to increased catastrophes. Our Insurance Products segment experienced mixed claims experience with a net unfavorable impact. We experienced less favorable mortality experience in our Corporate Benefit Funding segment despite favorable experience in our structured settlements business.

Interest expense increased $62 million primarily as a result of the full year impact of debt issuances in 2009 and of senior notes and debt securities issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

In addition to a $269 million increase associated with the Acquisition, operating expenses increased due to the impact of a $95 million benefit recorded in the prior period related to the pesification in Argentina, as well as a $60 million increase related to the investment and growth in our international businesses. Changes in foreign currency exchange rates also increased other expenses by $54 million. In addition, the current period includes a $14 million increase in charitable contributions and $13 million of costs associated with the integration of ALICO. Offsetting these increases was a $76 million reduction in discretionary spending, such as consulting, rent and postemployment related costs. In addition, we experienced a $47 million decline in market driven expenses, primarily pension and post retirement benefit costs. Also contributing to the decrease was a $35 million reduction in real estate-related charges and $15 million of lower legal costs.

The 2010 period includes $75 million of charges related to the Health Care Act. The Federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. Changes to the provision for income taxes in both periods contributed to an increase in operating earnings of $86 million for our Other International Regions segment, resulting from a $34 million unfavorable impact in 2009 due to a change in assumption regarding the repatriation of earnings and a benefit of $52 million in the current year from additional permanent reinvestment of earnings, the reversal of tax provisions and favorable changes in liabilities for tax uncertainties. In addition, in 2009 we had a larger benefit of $82 million as compared to 2010 related to the utilization of tax preferenced investments which provide tax credits and deductions.

Insurance Products

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$17,200	$17,168	$32	0.2%
Universal life and investment-type product policy fees	2,247	2,281	(34)	(1.5)%
Net investment income	6,068	5,614	454	8.1%
Other revenues	761	779	(18)	(2.3)%

Total operating revenues	26,276	25,842	434	1.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	19,075	19,111	(36)	(0.2)%
Interest credited to policyholder account balances	963	952	11	1.2%
Capitalization of DAC	(841)	(873)	32	3.7%
Amortization of DAC and VOBA	966	725	241	33.2%
Interest expense on debt	1	6	(5)	(83.3)%
Other expenses	4,080	4,206	(126)	(3.0)%

Total operating expenses	24,244	24,127	117	0.5%

Provision for income tax expense (benefit)	711	573	138	24.1%

Operating earnings	$1,321	$1,142	$179	15.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the global financial markets had a positive impact on net investment income, which contributed to the increase in Insurance Products’ operating earnings. In addition, we experienced overall modest revenue growth in several of our businesses despite this challenging environment. High levels of unemployment continue to depress growth across most of our group insurance businesses due to lower covered payrolls. Growth in our group life business was dampened by a decline in our non-medical health and individual life businesses. However, our dental business benefited from higher enrollment and pricing actions, partially offset by lower persistency and the loss of existing subscribers, driven by high unemployment. This business also experienced more stable utilization and benefits costs in the current year. The revenue growth from our dental business was more than offset by a decline in revenues from our disability business, mainly due to net customer cancellations, changes in benefit levels and lower covered lives. Our long-term care revenues were flat year over year, concurrent with the discontinuance of the sale of this coverage at the end of 2010. In our individual life business, the change in revenues was suppressed by the impact of a benefit recorded in the prior year related to the positive resolution of certain legal matters. Excluding this impact, the traditional life business experienced 8% growth in our open block of business. The expected run-off of our closed block more than offset this growth.

The significant components of the $179 million increase in operating earnings were an improvement in net investment income and the impact of a reduction in dividends to certain policyholders, coupled with lower expenses. These improvements were partially offset by an increase in DAC amortization, as well as net unfavorable claims experience across several of our businesses.

Higher net investment income of $295 million was due to a $202 million increase from growth in average invested assets and a $93 million increase from higher yields. Growth in the investment portfolio was attributed to an increase in net cash flows from the majority of our businesses. The increase in yields was largely due to the positive effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. To manage the needs of our intermediate to longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, mortgage loans, structured finance securities (comprised of mortgage and asset-backed securities) and U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets which provide additional diversification and opportunity for long-term yield enhancement.

The increase in net investment income was partially offset by a $36 million increase in interest credited on long duration contracts, which is reflected in the change in policyholder benefits and dividends, primarily due to growth in future policyholder benefits in our LTC and disability businesses.

Other expenses decreased by $82 million, largely due to a decrease of $40 million from the impact of market conditions on certain expenses, such as pension and post-retirement benefit costs. In addition, a decrease in information technology expenses of $29 million contributed to the improvement in operating earnings. A decrease in variable expenses, such as commissions and premium taxes, further reduced expenses by $11 million, a portion of which is offset by DAC capitalization.

The reduction in the dividend scale in the fourth quarter of 2009 resulted in a $109 million decrease in policyholder dividends in the traditional life business in 2010.

Claims experience varied amongst Insurance Products’ businesses with a net unfavorable impact of $42 million to operating earnings. We experienced excellent mortality results in our group life business due to a decrease in severity, as well as favorable reserve refinements in 2010. In addition, an improvement in our LTC results was driven by favorable claim experience mainly due to higher terminations and less claimants in 2010, coupled with the impact of unfavorable reserve refinements in 2009. Our improved dental results were driven by higher enrollment and pricing actions, as well as improved claim experience in the current year. The impact of this positive experience was surpassed by solid, but less favorable mortality, in our individual life business combined with higher incidence and severity of group disability claims in the current year, and the impact of a gain from the recapture of a reinsurance agreement in 2009.

Higher DAC amortization of $157 million was primarily driven by the impact of higher gross margins, a primary component in the determination of the amount of amortization, mostly in the closed block resulting from increased investment yields and the impact of dividend scale reductions. In addition, the net impact of various model refinements in both 2010 and 2009 increased DAC amortization.

Certain events reduced operating earnings, including the impact of a benefit being recorded in 2009 of $17 million related to the positive resolution of certain legal matters and an increase in current income tax expense of $27 million, resulting from an increase in our effective tax rate.

Retirement Products

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$875	$920	$(45)	(4.9)%
Universal life and investment-type product policy fees	2,024	1,543	481	31.2%
Net investment income	3,395	3,098	297	9.6%
Other revenues	220	173	47	27.2%

Total operating revenues	6,514	5,734	780	13.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,487	1,486	1	0.1%
Interest credited to policyholder account balances	1,612	1,688	(76)	(4.5)%
Capitalization of DAC	(1,067)	(1,067)	—	—%
Amortization of DAC and VOBA	808	610	198	32.5%
Interest expense on debt	3	—	3
Other expenses	2,437	2,403	34	1.4%

Total operating expenses	5,280	5,120	160	3.1%

Provision for income tax expense (benefit)	431	216	215	99.5%

Operating earnings	$803	$398	$405

Unless otherwise stated, all amounts discussed below are net of income tax.

During 2010, overall annuity sales decreased 5% compared to 2009 as declines in fixed annuity sales were partially offset by increased sales of our variable annuity products. The financial market turmoil in early 2009 resulted in extraordinarily high sales of fixed annuity products in 2009. The high sales level was not expected to continue after the financial markets returned to more stable levels. Variable annuity product sales increased primarily due to the expansion of alternative distribution channels and fewer competitors in the market place. Surrender rates for both our variable and fixed annuities remained low during the current period as we believe our customers continue to value our products compared to other alternatives in the marketplace.

Interest rate and equity market changes were the primary driver of the $405 million increase in operating earnings, with the largest impact resulting from a $343 million increase in policy fees and other revenues and, a $193 million increase in net investment income, offset by a $132 million increase in DAC, VOBA and DSI amortization and a $39 million increase in commission expense resulting from growth in annuity contract balances.

A significant increase in average separate account balances was largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $343 million, partially offset by greater DAC, VOBA and DSI amortization. Policy fees are typically calculated as a percentage of the average assets in the separate account. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Financial market improvements also resulted in the increase in net investment income of $193 million as a $291 million increase from higher yields was partially offset by a $98 million decrease from a decline in average invested assets. Yields were positively impacted by the effects of the continued repositioning of the accumulated liquidity in our investment portfolio to longer duration and higher yielding assets, including investment grade corporate fixed maturity securities. Yields were also positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. Despite positive net cash flows, a reduction in the general account investment portfolio was due to the impact of more customers gaining confidence in the equity markets and, as a result, electing to transfer funds into our separate account investment options as market conditions improved. To manage the needs of our intermediate to longer-term liabilities, our investment portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury and agency securities and, to a lesser extent, certain other invested asset classes, including other limited partnership interests, real estate joint ventures and other invested assets, in order to provide additional diversification and opportunity for long-term yield enhancement.

Annuity guaranteed benefit liabilities, net of a decrease in paid claims, increased benefits by $13 million primarily from our annual unlocking of assumptions related to these liabilities.

Interest credited expense decreased $49 million driven by lower average crediting rates on fixed annuities and higher amortization of excess interest reserve due to one large case surrender in 2010, partially offset by growth in our fixed annuity PABs.

Corporate Benefit Funding

	Years Ended December 31,		Change	% Change
	2010	2009
		(In millions)
OPERATING REVENUES
Premiums	$1,938	$2,264	$(326)	(14.4)%
Universal life and investment-type product policy fees	226	176	50	28.4%
Net investment income	4,954	4,527	427	9.4%
Other revenues	246	238	8	3.4%

Total operating revenues	7,364	7,205	159	2.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,041	4,245	(204)	(4.8)%
Interest credited to policyholder account balances	1,445	1,632	(187)	(11.5)%
Capitalization of DAC	(19)	(14)	(5)	(35.7)%
Amortization of DAC and VOBA	16	15	1	6.7%
Interest expense on debt	6	3	3	100.0%
Other expenses	460	456	4	0.9%

Total operating expenses	5,949	6,337	(388)	(6.1)%

Provision for income tax expense (benefit)	495	288	207	71.9%

Operating earnings	$920	$580	$340	58.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding benefited in 2010 from strong sales of structured settlement products and continued market penetration of our pension closeout business in the U.K. However, structured settlement premiums have declined $174 million, before income tax, from 2009 reflecting extraordinary sales in the fourth quarter of 2009. While market penetration continued in our pension closeout business in the U.K. as the number of sold cases increased, the average premium has declined, resulting in a decrease in premiums of $216 million, before income tax. Although improving, a combination of poor equity returns and lower interest rates have contributed to pension plans remaining underfunded, both in the U.S. and in the U.K., which reduces our customers’ flexibility to engage in transactions such as pension closeouts. For each of these businesses, the movement in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized.

The $340 million increase in operating earnings was primarily driven by an improvement in net investment income and the impact of lower crediting rates, partially offset by the impact of prior period favorable liability refinements and less favorable mortality.

The primary driver of the $340 million increase in operating earnings was higher net investment income of $278 million, reflecting a $187 million increase from higher yields and a $91 million increase in average invested assets. Yields were positively impacted by the effects of stabilizing real estate markets and recovering private equity markets on real estate joint ventures and other limited partnership interests. These improvements in yields were partially offset by decreased yields on fixed maturity securities due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment. Growth in the investment portfolio is due to an increase in average PABs and growth in the securities lending program. To manage the needs of our longer-term liabilities, our portfolio consists primarily of investment grade corporate fixed maturity securities, structured finance securities, mortgage loans and U.S. Treasury and agency securities, and, to a lesser extent, certain other invested asset classes including other limited partnership interests, real estate joint ventures and other invested assets in order to provide additional diversification and opportunity for long-term yield enhancement. For our short-term obligations, we invest primarily in structured finance securities, mortgage loans and investment grade corporate fixed maturity securities. The yields on these short-term investments have moved consistently with the underlying market indices, primarily LIBOR and U.S. Treasury, on which they are based.

As many of our products are interest spread-based, changes in net investment income are typically offset by a corresponding change in interest credited expense. However, interest credited expense decreased $122 million, primarily related to our funding agreement business as a result of lower average crediting rates combined with lower average account balances. Certain crediting rates can move consistently with the underlying market indices, primarily LIBOR, which were lower than the prior year. Interest credited expense related to the structured settlement businesses increased $40 million as a result of the increase in the average policyholder liabilities.

Mortality experience was mixed and reduced operating earnings in 2010 by $26 million. Less favorable mortality in our pension closeouts and corporate owned life insurance businesses compared to 2009 was only slightly offset by favorable mortality experience in our structured settlements business.

Liability refinements in both 2010 and 2009 resulted in a $28 million decrease to operating earnings. These were largely offset by the impact of a charge in the 2009 period related to a refinement of a reinsurance recoverable in the small business recordkeeping business which increased operating earnings by $20 million.

Auto & Home

	Years Ended December 31,		Change	% Change
	2010	2009
		(In millions)
OPERATING REVENUES
Premiums	$2,923	$2,902	$21	0.7%
Net investment income	209	180	29	16.1%
Other revenues	22	33	(11)	(33.3)%

Total operating revenues	3,154	3,115	39	1.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,021	1,932	89	4.6%
Capitalization of DAC	(448)	(435)	(13)	(3.0)%
Amortization of DAC and VOBA	439	436	3	0.7%
Other expenses	769	764	5	0.7%

Total operating expenses	2,781	2,697	84	3.1%

Provision for income tax expense (benefit)	73	96	(23)	(24.0)%

Operating earnings	$300	$322	$(22)	(6.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improving housing and automobile markets have provided opportunities that led to increased new business sales for both homeowners and auto policies in 2010. Sales of new policies increased 11% for our homeowners business and 4% for our auto business in 2010 compared to 2009. Average premium per policy also improved in 2010 over 2009 in our homeowners businesses but remained flat in our auto business.

The primary driver of the $22 million decrease in operating earnings was unfavorable claims experience, partially offset by higher net investment income and increased premiums.

Catastrophe-related losses increased by $58 million compared to 2009 due to increases in both the number and severity of storms. The 2010 claim costs decreased $19 million as a result of lower frequencies in both our auto and homeowners businesses; however, this was partially offset by a $13 million increase in claims due to higher severity in our homeowners business. Also contributing to the decline in operating earnings was an increase of $7 million in loss adjusting expenses, primarily related to a decrease in our unallocated loss adjusting expense liabilities at the end of 2009.

The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, including catastrophes, increasing to 94.6% in 2010 from 92.3% in 2009 and the favorable change in the combined ratio, excluding catastrophes, decreasing to 88.1% in 2010 from 88.9% in 2009.

A $19 million increase in net investment income partially offset the declines in operating earnings discussed above. Net investment income was higher primarily as a result of an increase in average invested assets, including changes in allocated equity, partially offset by a decrease in yields. This portfolio is comprised primarily of high quality municipal bonds.

The increase in average premium per policy in our homeowners businesses improved operating earnings by $10 million as did an increase in exposures which improved operating earnings by $1 million. Exposures are primarily each automobile for the auto line of business and each residence for the property line of business. Also improving operating earnings, through an increase in premiums, was a $5 million reduction in reinsurance costs.

The slight increase in other expenses was more than offset by an $8 million increase in DAC capitalization, resulting primarily from increased premiums written.

In addition, a first quarter 2010 write-off of an equity interest in a mandatory state underwriting pool required by a change in legislation and a decrease in income from a retroactive reinsurance agreement in run-off, both of which were recorded in other revenues, drove a $7 million decrease in operating earnings. Auto & Home also benefited from a lower effective tax rate which improved operating earnings by $8 million primarily as a result of tax free interest income representing a larger portion of pre-tax income.

Japan

	Years Ended December 31,		Change
	2010	2009
		(In millions)
OPERATING REVENUES
Premiums	$499	$—	$499
Universal life and investment-type product policy fees	55	—	55
Net investment income	145	—	145
Other revenues	7	—	7

Total operating revenues	706	—	706

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	309	—	309
Interest credited to policyholder account balances	123	—	123
Capitalization of DAC	(149)	—	(149)
Amortization of DAC and VOBA	82	—	82
Amortization of negative VOBA	(49)	—	(49)
Other expenses	244	—	244

Total operating expenses	560	—	560

Provision for income tax expense (benefit)	52	—	52

Operating earnings	$94	$—	$94

Our Japan operation is comprised of the Japan business acquired in the Acquisition and is among the largest foreign life insurers in Japan. Through our Japan operation we provide life insurance, accident and health insurance, annuities and endowment products to both individuals and groups. Reported operating earnings reflect the operating results of ALICO from the Acquisition Date through November 30, 2010, ALICO’s fiscal year-end. Therefore, Japan’s operating earnings for 2010 include one month of results from ALICO operations.

Other International Regions

	Years Ended December 31,		Change	% Change
	2010	2009
		(In millions)
OPERATING REVENUES
Premiums	$3,625	$2,884	$741	25.7%
Universal life and investment-type product policy fees	1,265	1,055	210	19.9%
Net investment income	1,466	1,111	355	32.0%
Other revenues	28	14	14	100.0%

Total operating revenues	6,384	5,064	1,320	26.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,053	2,326	727	31.3%
Interest credited to policyholder account balances	554	577	(23)	(4.0)%
Capitalization of DAC	(775)	(587)	(188)	(32.0)%
Amortization of DAC and VOBA	490	397	93	23.4%
Amortization of negative VOBA	(8)	—	(8)
Interest expense on debt	3	8	(5)	(62.5)%
Other expenses	2,233	1,737	496	28.6%

Total operating expenses	5,550	4,458	1,092	24.5%

Provision for income tax expense (benefit)	148	155	(7)	(4.5)%

Operating earnings	$686	$451	$235	52.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

The improvement in the global financial markets has resulted in continued growth, with an increase in sales in the current period compared to the prior period excluding the results of our Japan joint venture. Retirement and savings sales increased driven by strong annuity, universal life and pension sales in Europe, Mexico, Chile, Korea and China. In our Europe and the Middle East operations, sales of annuities and universal life products remained strong, more than doubling from the prior year, partially offset by lower pension and variable universal life sales in India due to the loss of a major distributor, as well as lower credit life sales. Our Latin America operation experienced an overall increase in sales resulting from solid growth in pension and universal life sales in Mexico and an increase in fixed annuity sales in Chile due to market recovery, slightly offset by lower bank sales in Brazil resulting from incentives offered in the prior year. Sales in our Asia Pacific operation, excluding the results of our Japan joint venture, increased primarily due to higher variable universal life sales in Korea, slightly offset by the decline in annuity sales and strong bank channel sales in China.

Reported operating earnings increased by $235 million over the prior year. The positive impact of changes in foreign currency exchange rates improved reported earnings by $37 million for 2010 compared to 2009. Reported operating earnings reflect the operating results of ALICO operations other than Japan from the Acquisition Date through November 30, 2010, which contributed $20 million to our 2010 operating earnings. As previously noted, ALICO’s fiscal year-end is November 30; therefore, our results for the year include one month of results from ALICO operations other than Japan.

Changes in assumptions for measuring the impact of inflation on certain inflation-indexed fixed maturity securities increased operating earnings. Changes to the provision for income taxes in both periods contributed to an increase in operating earnings, resulting from an unfavorable impact in 2009 from a change in assumption regarding the repatriation of earnings and a benefit in the current year from additional permanent reinvestment of earnings, the reversal of tax provisions and favorable changes in liabilities for tax uncertainties. Business growth in our Latin America operation contributed to an increase in operating earnings. Operating earnings in Mexico increased due to growth in our institutional and individual businesses, partially offset by the impact of unfavorable claims experience. Higher investment yields resulting from portfolio restructuring was the primary driver in Argentina contributing to an improvement in operating earnings. India’s results benefited primarily due to lower expenses resulting from the loss of a major distributor and slower growth resulting from market conditions.

Partially offsetting these increases is the impact of pesification in Argentina, which favorably impacted 2009 reported earnings by $95 million. This prior period benefit was due to a liability release resulting from a reassessment of our approach in managing existing and potential future claims related to certain social security pension annuity contractholders in Argentina. In addition, operating earnings in Australia were lower, which was primarily due to a write-off of DAC attributable to a change in a product feature in the current period.

Net investment income increased from growth in average invested assets and improved yields. Growth in average invested assets reflects growth in our businesses. Improved yields reflects the impact of increased inflation, primarily in Chile, as well as the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed fixed maturity securities. The increase in net investment income from higher inflation was offset by an increase in the related insurance liabilities due to higher inflation. Although diversification into higher yielding investments had a positive impact on yields, this was partially offset by decreased trading and other securities results driven by a stronger recovery in equity markets in 2009 compared to 2010, primarily in Hong Kong, and by a decrease in the results of our operating joint ventures. The reduction in net investment income from our trading portfolio is entirely offset by a corresponding decrease in the interest credited on the related contractholder account balances and therefore had no impact on operating earnings.

In addition to an increase associated with the Acquisition, operating expenses increased due to the impact of the pesification in Argentina noted above, as well as current period business growth in Korea, Brazil and Mexico, which resulted in increased commissions and compensation. These increases were partially offset by lower commissions and business expenses in India.

Corporate & Other

	Years Ended December 31,
	2010	2009	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$11	$19	$(8)	(42.1)%
Net investment income	643	70	573
Other revenues	391	236	155	65.7%

Total operating revenues	1,045	325	720

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	(14)	4	(18)
Amortization of DAC and VOBA	1	3	(2)	(66.7)%
Interest expense on debt	1,126	1,027	99	9.6%
Other expenses	467	586	(119)	(20.3)%

Total operating expenses	1,580	1,620	(40)	(2.5)%

Provision for income tax expense (benefit)	(366)	(756)	390	51.6%

Operating earnings	(169)	(539)	370	68.6%
Less: Preferred stock dividends	122	122	—	—%

Operating earnings (losses) available to common shareholders	$(291)	$(661)	$370	56.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

MetLife, Inc. completed four debt financings in August 2010 in anticipation of the Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes, and

$250 million of floating rate senior notes. MetLife, Inc. also issued debt securities, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the Acquisition. MetLife, Inc. completed three debt issuances in 2009 in response to the economic crisis, issuing $397 million of floating rate senior notes in March 2009, $1.3 billion of senior notes in May 2009, and $500 million of junior subordinated debt securities in July 2009. The proceeds from these debt issuances were used for general corporate purposes.

Operating earnings available to common shareholders and operating earnings, which excludes preferred stock dividends, each increased $370 million, primarily due to an increase in net investment income and a reduction in operating expenses, partially offset by a decrease in tax benefit and an increase in interest expense resulting from the debt issuances noted above.

Net investment income increased $372 million reflecting an increase of $242 million due to higher yields and an increase of $130 million from growth in average invested assets. Yields were positively impacted by the effects of recovering private equity markets and stabilizing real estate markets on other limited partnership interests and real estate joint ventures. This was partially offset by lower fixed maturities and mortgage loan yields which were adversely impacted by the reinvestment of proceeds from maturities and sales during this lower interest rate environment and from decreased trading and other securities results due to a stronger recovery in equity markets in 2009 as compared to 2010. In addition, due to the lower interest rate environment in the current year, less net investment income was credited to the segments in 2010 compared to 2009. Growth in average invested assets was primarily due to higher cash collateral balances received from our derivative counterparties and the temporary investment of the proceeds from the debt and common stock issuances in anticipation of the Acquisition. Our investments primarily include structured finance securities, investment grade corporate fixed maturities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation of certain other invested asset classes to provide additional diversification and opportunity for long-term yield enhancement, including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, trading securities and equity securities.

Corporate & Other benefited in 2010 from a $76 million reduction in discretionary spending, such as consulting and postemployment related costs, a $35 million decrease in real estate-related charges and $15 million of lower legal costs. These savings were partially offset by a $14 million increase in charitable contributions. The current year also included $44 million of internal resource costs for associates committed to the Acquisition. Additionally, the resolutions of certain legal matters increased operating earnings by $35 million.

Positive results from our mortgage loan servicing business were driven by a $32 million improvement in hedging results. A larger portfolio resulted in higher servicing fees of $18 million. This was partially offset by $10 million of additional expenses incurred in response to both the larger portfolio and increased regulatory oversight.

Interest expense increased $64 million primarily as a result of the debt issuances in 2009 and the senior notes and debt securities issued in anticipation of the Acquisition, partially offset by the impact of lower interest rates on variable rate collateral financing arrangements.

The 2010 period includes $75 million of charges related to the Health Care Act. The Federal government currently provides a Medicare Part D subsidy. The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs is reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the period in which the legislation was enacted. As a result, we incurred a $75 million charge in the first quarter of 2010. The Health Care Act also amended Internal Revenue Code Section 162(m) as a result of which MetLife was initially considered a healthcare provider, as defined, and would be subject to limits on tax deductibility of certain types of compensation. In December 2010, the Internal

Revenue Service issued Notice 2011-2 which clarified that the executive compensation deduction limitation included in the Health Care Act did not apply to insurers like MetLife selling de minimis amounts of health care coverage. As a result, in the fourth quarter of 2010, we reversed $18 million of previously recorded taxes for 2010. In 2009, Corporate & Other received a larger benefit of $49 million as compared to 2010 related to the utilization of tax preferenced investments which provide tax credits and deductions.

Effects of Inflation

Management believes that inflation has not had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Inflation could also lead to increased costs for losses and loss adjustment expenses in certain of our businesses, which could require us to adjust our pricing to reflect our expectations for future inflation. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

Investments

Investment Risks

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

The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies; through product design, such as the use of market value adjustment features and surrender charges; and through proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. The Company also uses certain derivative instruments in the management of credit, interest rate, currency and equity market risks.

Purchased credit default swaps are utilized by the Company to mitigate credit risk in its investment portfolio. Generally, the Company purchases credit protection by entering into credit default swaps referencing the issuers of specific assets owned by the Company. In certain cases, basis risk exists between these credit default swaps and the specific assets owned by the Company. For example, the Company may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in the Company’s investment portfolio. In addition, the Company’s purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, the Company dynamically hedges this risk through the rebalancing and rollover of its credit default swaps at their most liquid tenors. The Company believes that its purchased credit default swaps serve as effective legal and economic hedges of its credit exposure.

The Company generally enters into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.

Current Environment

The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector in particular and global capital markets. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position.”

Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to their sovereign debt. This, in turn, increased market volatility that will continue to affect the performance of various asset classes in 2012, and perhaps longer, until there is an ultimate resolution of these European Union sovereign debt-related concerns.

As a result of concerns about the ability of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” to service their sovereign debt, these countries have experienced credit ratings downgrades, including the downgrade of Greece’s sovereign debt in July 2011 by Moody’s Investors Service, Inc. (“Moody’s”) and S&P to Ca and CC ratings, respectively — rating designations of likely in, or very near, default, following the announcement of the debt exchange proposal summarized below. In February 2012, S&P further downgraded Greece, as described below. Despite support programs for Europe’s perimeter region, concerns about the ability to service sovereign debt subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states have experienced credit ratings downgrades or have had their credit ratings outlook changed to negative. As summarized below, at December 31, 2011, the Company did not have significant exposure to the sovereign debt of Europe’s perimeter region. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. Outside of Europe’s perimeter region, the Company’s sovereign debt, corporate debt and perpetual hybrid securities in Europe were concentrated in the United Kingdom, Germany, France, the Netherlands and Poland, which are higher-rated countries within the European Union, as well in Switzerland and Norway, which are two higher-rated non-European Union countries.

Greece Support Program.  In July 2011, a public sector support program for Greece of €109 billion was announced, as well as a separate, voluntary debt exchange proposal for private sector holders of Greece sovereign debt (known as Private Sector Involvement, or “PSI”). Private investors that voluntarily participate in the initially proposed July PSI proposal, which was expected to apply to Greece’s sovereign debt maturing through 2019, were expected to incur losses on a net present value basis of approximately 20% on such securities. In October 2011, a revision of the July PSI proposal was announced which included a voluntary 50% nominal discount on all maturities of Greece sovereign debt held by the private sector. In addition to this, the public sector Greece financing package was revised to €100 billion plus a contribution of €30 billion from Greece’s public sector creditors to provide collateral enhancements on the exchanged Greece sovereign bonds under the October PSI proposal. On February 21, 2012, the Euro Group, which is comprised of the finance ministers of the member states of the European Union, representatives of the European Commission and the European Central Bank, announced a €130 billion support program that contains a PSI proposal for a voluntary 53.5% nominal discount on all maturities of Greece sovereign debt held by the private sector. On February 23, 2012, Greece’s Parliament retroactively inserted collective action clauses in the documentation of certain series of its sovereign debt, which has the effect of binding all private sector investors to accept the terms of a debt exchange, if a quorum of private sector investors accepts the debt exchange proposal. Greece launched a sovereign debt exchange offer on February 24, 2012. On February 27, 2012, as a result of the retroactive insertion of such collective action clauses, S&P downgraded Greece’s credit rating to SD, a rating of selective default. If the Greece sovereign debt exchange offer is consummated, S&P has stated it will likely consider the selective default to have been cured and would likely raise the sovereign credit rating on Greece.

Europe’s Perimeter Region Sovereign Debt Securities.  Our holdings of Greece sovereign debt were acquired in the Acquisition and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par, partially mitigating our impairment exposure. During the year ended December 31, 2011, we recorded non-cash impairment charges of $405 million on our holdings of Greece’s sovereign debt. In addition, during the year ended December 31, 2011, we sold a significant portion of our Europe’s perimeter region sovereign debt, thereby substantially reducing our exposure. The par value, amortized cost and estimated fair value of holdings in sovereign debt of Europe’s perimeter region were $874 million, $254 million and $264 million at December 31, 2011, respectively, and $1.9 billion, $1.6 billion and $1.6 billion at December 31, 2010, respectively.

Select European Countries – Investment Exposures. Due to the current level of economic, fiscal and political strain in Europe’s perimeter region and Cyprus, the Company continually monitors and adjusts its level of investment exposure in these countries. We manage direct and indirect investment exposure in these countries through fundamental credit analysis. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus.

	Summary of Select European Country Investment Exposure at December 31, 2011 (1)(2)
	Fixed maturity securities (3)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (4)(5)	Total Exposure (6)%		Purchased Credit Default Protection (7)	Net Exposure	%
	(In millions)
Europe’s perimeter region:
Portugal	$16	$4	$164	$184	$9	$193	5%	$(31)	$162	4%
Italy	30	242	995	1,267	80	1,347	33	(11)	1,336	33
Ireland	16	6	537	559	532	1,091	26	—	1,091	27
Greece	189	—	—	189	203	392	9	—	392	9
Spain	13	163	764	940	60	1,000	24	—	1,000	24

Total Europe’s perimeter region	264	415	2,460	3,139	884	4,023	97	(42)	3,981	97

Cyprus	80	—	—	80	34	114	3	—	114	3

Total	$344	$415	$2,460	$3,219	$918	$4,137	100%	$(42)	$4,095	100%

As percent of total cash and invested assets	0.1%	0.1%	0.4%	0.6%	0.2%	0.8%		0.0%	0.8%
Investment grade percent	41%	99%	93%	88%
Non investment grade percent	59%	1%	7%	12%

(1)	Information is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

(2)	The Company has not written any credit default swaps with an underlying risk related to any of these six countries.

(3)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $3.9 billion and $3.4 billion, respectively, at December 31, 2011.

(4)

Comprised of equity securities, FVO general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the carrying value for these invested asset classes.

(5)

Excludes FVO contractholder-directed unit-linked investments of $667 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from the general account investments of the Company.

(6)	There were no unfunded commitments related to these investments as of December 31, 2011.

(7)

Purchased credit default protection is stated at the estimated fair value of the swap. For Portugal, the purchased credit default protection relates to sovereign securities and this swap had a notional amount of $100 million and an estimated fair value of $31 million as of December 31, 2011. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $11 million at December 31, 2011. The counterparties to these swaps are financial institutions with S&P credit ratings ranging from A+ to A- as of December 31, 2011.

European Region Investments.  The Company has investments across certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”). In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, reducing our holdings through sales of financial services securities during 2010 and 2011 and sales of Europe’s perimeter region sovereign debt in 2011, and by purchasing certain single name credit default protection in 2010 and 2011. Our sales of financial services securities were focused on institutions with exposure to Europe’s perimeter region, lower preference capital structure instruments, and larger positions. Sovereign debt issued by countries outside of Europe’s perimeter region comprised $8.4 billion, or 97% of European Region sovereign fixed maturity securities, at estimated fair value at December 31, 2011. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.8 billion, or 77% of European Region total corporate securities, at estimated fair value at December 31, 2011. Of these European Region sovereign fixed maturity and corporate securities, 92% were investment grade and, for the 8% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2011. European Region financial services corporate securities at estimated fair value were $7.6 billion, including $5.9 billion within the banking sector, with 94% invested in investment grade rated corporate securities, at December 31, 2011.

Rating Actions — U.S. Treasury Securities. In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. Fitch affirmed its AAA rating on U.S. Treasury securities and kept its outlook stable. In October 2011, Moody’s affirmed its August 2011 ratings but revised its negative outlook to stable. In November 2011, Fitch affirmed its AAA rating on U.S. Treasury securities but changed its U.S. credit rating outlook to negative from stable, citing the failure of a special Congressional committee to agree on certain deficit-reduction measures. We continue to closely evaluate the implications on our investment portfolio of further rating agency downgrades of U.S. Treasury securities and believe our investment portfolio is well positioned. In light of the related market uncertainty, we increased our liquidity position in July 2011. With the raising of the statutory debt ceiling in August 2011, we have subsequently redeployed and reduced some of this increased liquidity position into higher yielding investments according to our ALM discipline. Despite the downgrade by S&P, yields on U.S. Treasury securities have decreased since these actions, causing an increase in the unrealized gain position on our holdings of U.S. Treasury and agency securities. The S&P downgrade initially had an adverse effect on financial markets but the extent of the longer-term impact cannot be predicted. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Japan Investments.  The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Although we expect modest growth in the Japanese economy during 2012, disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. The Company’s investment in fixed maturity and equity securities in Japan were $28.4 billion, of which $21.0 billion, or 74%, were Japan government and agency fixed maturity securities at December 31, 2011.

Summary.  All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors – Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

Composition of Investment Portfolio and Investment Portfolio Results

The following yield table presents the investment income, investment portfolio gains (losses), annualized yields on average ending assets and ending carrying value for each of the asset classes within the investment portfolio, as well as investment income and investment portfolio gains (losses) for the investment portfolio as a whole. The yield table also presents gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities:

	At and for the Years Ended December 31,
	2011	2010	2009
	(In millions)
Fixed Maturity Securities:
Yield (1)	4.94%	5.54%	5.75%
Investment income (2),(3),(4)	$15,016	$12,567	$11,827
Investment gains (losses) (3)	$(932)	$(255)	$(1,658)
Ending carrying value (2),(3)	$351,011	$325,391	$228,070
Mortgage Loans:
Yield (1)	5.53%	5.51%	5.38%
Investment income (3),(4)	$3,162	$2,821	$2,734
Investment gains (losses) (3)	$175	$22	$(442)
Ending carrying value (3)	$61,303	$55,457	$50,824
Real Estate and Real Estate Joint Ventures:
Yield (1)	3.76%	1.10%	(7.47)%
Investment income (3)	$307	$77	$(541)
Investment gains (losses) (3)	$230	$(40)	$(156)
Ending carrying value	$8,563	$8,030	$6,896
Policy Loans:
Yield (1)	5.43%	6.38%	6.49%
Investment income	$641	$649	$641
Ending carrying value	$11,892	$11,761	$9,932
Equity Securities:
Yield (1)	4.44%	4.40%	5.12%
Investment income	$141	$128	$176
Investment gains (losses)	$(23)	$104	$(399)
Ending carrying value	$3,023	$3,602	$3,081
Other Limited Partnership Interests:
Yield (1)	10.58%	14.99%	3.22%
Investment income	$681	$879	$174
Investment gains (losses)	$4	$(18)	$(356)
Ending carrying value	$6,378	$6,416	$5,508
Cash and Short-Term Investments:
Yield (1), (5)	1.04%	0.61%	0.53%
Investment income	$155	$81	$93
Investment gains (losses)	$2	$2	$6
Ending carrying value (3)	$27,750	$22,302	$18,385
Other Invested Assets: (1)
Investment income	$454	$492	$335
Investment gains (losses) (3)	$(9)	$(8)	$(32)
Ending carrying value	$23,628	$15,430	$12,697
Total Investments:
Investment income yield (1)	5.01%	5.51%	5.08%
Investment fees and expenses yield	(0.13)	(0.14)	(0.14)

Net Investment Income Yield (1), (3),(5)	4.88%	5.37%	4.94%

Investment income	$20,557	$17,694	$15,439
Investment fees and expenses	(546)	(465)	(432)

Net investment income including divested businesses	$20,011	$17,229	$15,007
Less: net investment income from divested businesses (5)	(335)	(349)	(407)

Net Investment Income (3)	$19,676	$16,880	$14,600

Ending Carrying Value (3)	$493,548	$448,389	$335,393

Investment portfolio gains (losses) including divested businesses	$(553)	$(193)	$(3,037)
Less: investment portfolio gains (losses) from divested businesses (5)	140	33	129

Investment portfolio gains (losses) (3),(5),(6)	$(413)	$(160)	$(2,908)
Gross investment gains	$1,354	$1,180	$1,226
Gross investment losses	(1,058)	(840)	(1,393)
Writedowns	(709)	(500)	(2,741)

Investment Portfolio Gains (Losses) (3),(5),(6)	$(413)	$(160)	$(2,908)
Investment portfolio gains (losses) income tax (expense) benefit	148	46	1,068

Investment Portfolio Gains (Losses), Net of Income Tax	$(265)	$(114)	$(1,840)

Derivative gains (losses) including divested businesses	$4,545	$(614)	$(5,106)
Less: derivative gains (losses) from divested businesses (5)	163	41	(2)

Derivative gains (losses) (3),(5),(6)	$4,708	$(573)	$(5,108)
Derivative gains (losses) income tax (expense) benefit	(1,643)	144	1,804

Derivative Gains (Losses), Net of Income Tax	$3,065	$(429)	$(3,304)

As described in the footnotes below, the yield table reflects certain differences from the presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

(1)

Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the operating revenue adjustments related to net investment income. Asset carrying values exclude unrealized investment gains (losses), collateral received from counterparties associated with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and securitized reverse residential mortgage loans. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)

Fixed maturity securities include $740 million, $594 million and $2.4 billion at estimated fair value of trading and other securities at December 31, 2011, 2010 and 2009, respectively. Fixed maturity securities include $31 million, $234 million and $400 million of investment income (loss) related to trading and other securities for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)

As described in footnote (1) above, ending carrying values exclude contractholder-directed unit-linked investments — reported within trading and other securities, securities held by CSEs — reported within trading and other securities, and securitized reverse residential mortgage loans– reported within mortgage loans. The related adjustments to ending carrying value, investment income and investment gains (losses) by invested asset class are presented below. The adjustments to investment income, net investment income and investment gains (losses) in the aggregate are as shown in footnote (6) to this yield table. The adjustment to investment gains (losses) presented below and in footnote (6) to this yield table includes the effects of remeasuring both the invested assets and long-term debt in accordance with the FVO.

	At or For the Year Ended December 31, 2011			At or For the Year Ended December 31, 2010
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities: (included within Fixed Maturity Securities):
Ending carrying value	$740	$17,528	$18,268	$594	$17,995	$18,589
Investment income	$31	$(444)	$(413)	$234	$226	$460
Investment gains (losses)	$(2)	$(8)	$(10)	$—	$(30)	$(30)
Mortgage Loans:
Ending carrying value	$61,303	$10,790	$72,093	$55,457	$6,840	$62,297
Investment income	$3,162	$332	$3,494	$2,821	$396	$3,217
Investment gains (losses)	$175	$13	$188	$22	$36	$58
Cash and Short-Term Investments:
Ending carrying value	$27,750	$21	$27,771	$22,302	$39	$22,341
Total Investments:
Ending carrying value	$493,548	$28,339	$521,887	$448,389	$24,874	$473,263

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)

For further information on Divested Businesses, see Note 2 of the Notes to the Consolidated Financial Statements. Prior period yields have been recast to conform to the current period presentation to exclude from asset carrying values freestanding derivatives and collateral received from derivative counterparties. Net investment income, investment portfolio gains (losses), and derivative gains (losses) are presented including and excluding the impact of Divested Businesses. Yields are calculated including the net investment income and ending carrying values of the Divested Businesses.

(6)

Net investment income, investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP consolidated statements of operations due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), interest credited to policyholder account balances, and other revenues, and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net investment income — in the above yield table	$20,011	$17,229	$15,007
Real estate discontinued operations — deduct from net investment income	(4)	(2)	(22)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —deduct from net investment income, add to net derivative gains (losses)	(249)	(208)	(88)
Equity method operating joint ventures — add to net investment income, deduct from net derivative gains (losses)	(23)	(130)	(156)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	(453)	211	—
Incremental net investment income from CSEs — add to net investment income	324	411	—

Net investment income — GAAP consolidated statements of operations	$19,606	$17,511	$14,741

Investment portfolio gains (losses) — in the above yield table	$(553)	$(193)	$(3,037)
Real estate discontinued operations — deduct from net investment gains (losses)	(96)	(14)	(8)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	5	6	—
Other gains (losses) — add to net investment gains (losses)	(223)	(207)	144

Net investment gains (losses) — GAAP consolidated statements of operations	$(867)	$(408)	$(2,901)

Derivative gains (losses) — in the above yield table	$4,545	$(614)	$(5,106)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —add to net derivative gains (losses), deduct from net investment income	249	208	88
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to PABs	19	11	(4)
Settlement of foreign currency earnings hedges — add to net derivative gains (losses), deduct from other revenues	(12)	—	—
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	23	130	156

Net derivative gains (losses) — GAAP consolidated statements of operations	$4,824	$(265)	$(4,866)

See “— Results of Operations — Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010” and “— Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009,” for analyses of the year over year changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $350.3 billion and $324.8 billion at estimated fair value, or 67% and 69% of total cash and invested assets, at December 31, 2011 and 2010, respectively. Publicly-traded fixed maturity securities represented $303.6 billion and $284.0 billion of total fixed maturity securities at estimated fair value, at December 31, 2011 and 2010, respectively, or 87% of total fixed maturity securities at estimated fair value, at both December 31, 2011 and

2010. Privately placed fixed maturity securities represented $46.7 billion and $40.8 billion at estimated fair value, at December 31, 2011 and 2010 respectively, or 13% of total fixed maturity securities at estimated fair value, at both December 31, 2011 and 2010.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.0 billion and $3.6 billion at estimated fair value, or 0.6% and 0.8% of total cash and invested assets, at December 31, 2011 and 2010, respectively. Publicly-traded equity securities represented $1.7 billion and $2.3 billion at estimated fair value, or 57% and 64% of total equity securities, at December 31, 2011 and 2010, respectively. Privately-held equity securities represented $1.3 billion of total equity securities at estimated fair value, at both December 31, 2011 and 2010, or 43% and 36% of total equity securities at estimated fair value, at December 31, 2011 and 2010, respectively.

Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”). The following table presents the amount and classification of perpetual hybrid securities held by the Company at:

			December 31,
			2011	2010
Classification			Estimated Fair Value	Estimated Fair Value
Consolidated Balance Sheets	Sector Table	Primary Issuers
			(In millions)
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$523	$2,008
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$226	$83
Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$440	$1,043
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$350	$236

The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities,” were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $1.9 billion and $2.7 billion at estimated fair value of such securities at December 31, 2011 and 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

Valuation of Securities.  We are responsible for the determination of estimated fair value. The estimated fair value of publicly-traded securities is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations; whereas for privately placed securities, estimated fair value is determined after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services after we determine their use of available observable market data. Discounted cash flow techniques rely upon the estimated future cash flows of the security, credit spreads of comparable public securities and secondary transactions, as well as other factors, including the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities. For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 5 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2011.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. We review our valuation methodologies on an ongoing basis and revise when necessary based on changing market conditions. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through our controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. We utilize several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple pricing sources, when available, reviewing independent auditor reports regarding the controls over valuation of securities employed by independent pricing services, and ongoing due diligence to confirm that independent pricing services use market-based parameters for valuation. We determine the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data.

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. As described below, such overrides have not been material. Our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non-performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. This is, in part, because our internal estimates of liquidity and non-performance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used. As a result, we generally use the price provided by the independent pricing service under our normal pricing protocol.

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. Certain securities have been classified into Level 1 because of unadjusted quoted prices and high volumes of trading activity and narrow bid/ask spreads. Most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities and certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs have been classified within Level 2. Distressed privately placed fixed maturity securities have been classified within Level 3. Below investment grade privately placed fixed maturity securities and less liquid securities with very limited trading activity where estimated fair values are determined by independent pricing services or by non-binding quotations from independent brokers that use inputs that may be difficult to corroborate with observable market data, are classified as Level 3. Use of independent non-binding broker quotations generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop these price estimates causing them to be considered Level 3. See Note 5 of the Notes to the Consolidated Financial Statements for further information regarding the valuation techniques and inputs by level within the three level fair value hierarchy by major classes of invested assets.

Quarterly, we evaluate and monitor the markets in which our fixed maturity and equity securities trade and, in our judgment, despite reduced levels of liquidity discussed above, believe none of these fixed maturity and equity securities trading markets should be characterized as distressed and disorderly.

Fair Value Hierarchy and Level 3 Rollforward — Fixed Maturity and Equity Securities. Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	December 31, 2011
	Fixed Maturity Securities		Equity Securities

	(In millions)
Level 1:
Quoted prices in active markets for identical assets	$19,987	5.7%	$819	27.1%

Level 2:
Independent pricing source	275,575	78.7	497	16.4
Internal matrix pricing or discounted cash flow techniques	36,944	10.5	988	32.7

Significant other observable inputs	312,519	89.2	1,485	49.1

Level 3:
Independent pricing source	8,178	2.4	513	17.0
Internal matrix pricing or discounted cash flow techniques	8,138	2.3	158	5.2
Independent broker quotations	1,449	0.4	48	1.6

Significant unobservable inputs	17,765	5.1	719	23.8

Total estimated fair value	$350,271	100.0%	$3,023	100.0%

	December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$—	$99,001	$6,784	$105,785
Foreign corporate securities	—	59,648	4,370	64,018
Foreign government securities	76	50,138	2,322	52,536
Residential mortgage-backed securities (“RMBS”)	—	41,035	1,602	42,637
U.S. Treasury and agency securities	19,911	20,070	31	40,012
Commercial mortgage-backed securities (“CMBS”)	—	18,316	753	19,069
State and political subdivision securities	—	13,182	53	13,235
Asset-backed securities (“ABS”)	—	11,129	1,850	12,979
Other fixed maturity securities	—	—	—	—

Total fixed maturity securities	$19,987	$312,519	$17,765	$350,271

Equity Securities:
Common stock	$819	$1,105	$281	$2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	$819	$1,485	$719	$3,023

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2011 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities (83%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, foreign government securities and ABS.

•

Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS and less liquid prime RMBS, certain below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities), less liquid foreign government securities and less liquid ABS.

•

During the year ended December 31, 2011, Level 3 fixed maturity securities decreased by $5.0 billion, or 22%. The decrease was driven by net transfers out of Level 3, partially offset by net purchases in excess of sales and increase in estimated fair value recognized in accumulated other comprehensive income (loss). See analysis of transfers into and/or out of Level 3 below. The increase in net purchases in excess of sales of fixed maturity securities were concentrated in ABS and foreign government securities, and the increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in U.S. corporate securities due in part to a decrease in interest rates.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Year Ended December 31, 2011
	Fixed Maturity Securities	Equity Securities

	(In millions)
Balance, beginning of period	$22,716	$1,173
Total realized/unrealized gains (losses) included in:
Earnings (1)	48	(57)
Other comprehensive income (loss)	403	10
Purchases	4,907	109
Sales	(4,219)	(462)
Transfers into Level 3	599	12
Transfers out of Level 3	(6,689)	(66)

Balance, end of period	$17,765	$719

(1)

Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out for the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in earnings of ($7) million and other comprehensive income (loss) of $9 million, were incurred on these securities subsequent to their transfer into Level 3, for the year ended December 31, 2011, respectively.

An analysis of transfers into and/or out of Level 3 for the year ended December 31, 2011 is as follows:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the year ended December 31, 2011 are summarized below:

•

During the year ended December 31, 2011, fixed maturity securities transfers into Level 3 of $599 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain U.S. and foreign corporate securities and foreign government securities.

•

During the year ended December 31, 2011, fixed maturity securities transfers out of Level 3 of ($6.7) billion resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for ABS, foreign government securities, U.S. and foreign corporate securities and RMBS.

See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above.

See Note 5 of the Notes to the Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities. See Note 3 of the Notes to the Consolidated Financial Statements for information about:

•

Fixed maturity and equity securities on a sector basis and the related cost or amortized cost, gross unrealized gains and losses, including the noncredit loss component of OTTI loss, and estimated fair value of such securities at December 31, 2011 and 2010;

•	Government and agency securities holdings in excess of 10% of the Company’s equity at December 31, 2011 and 2010; and

•	Maturities of fixed maturity securities at December 31, 2011 and 2010.

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

The NAIC adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. The Company applies the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that file NAIC statutory financial statements. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such insurance subsidiaries of the Company acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used until a final rating becomes available.

The four tables below present fixed maturity securities based on rating agency designations and equivalent designations of the NAIC, with the exception of certain structured securities described above. These structured securities are presented based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies described above. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above.

The following table presents total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		December 31,
		2011			2010
NAIC Rating	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
		(In millions)
1	Aaa/Aa/A	$230,195	$246,786	70.5%	$226,639	$231,198	71.2%
2	Baa	73,352	78,531	22.4	65,412	68,729	21.2
3	Ba	14,604	14,375	4.1	15,331	15,290	4.7
4	B	9,437	8,849	2.5	8,742	8,308	2.6
5	Caa and lower	2,142	1,668	0.5	1,340	1,142	0.3
6	In or near default	81	62	—	153	130	—

	Total fixed maturity securities	$329,811	$350,271	100.0%	$317,617	$324,797	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at December 31, 2011and 2010:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2011
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$51,045	$41,533	$8,677	$4,257	$271	$2	$105,785
Foreign corporate securities	33,403	26,383	2,915	1,173	140	4	64,018
Foreign government securities	42,360	7,553	1,146	1,281	196	—	52,536
RMBS (1)	36,699	1,477	1,450	2,026	933	52	42,637
U.S. Treasury and agency securities	40,012	—	—	—	—	—	40,012
CMBS (1)	18,403	388	125	57	96	—	19,069
State and political subdivision securities	12,357	842	23	5	8	—	13,235
ABS (1)	12,507	355	39	50	24	4	12,979
Other fixed maturity securities	—	—	—	—	—	—	—

Total fixed maturity securities	$246,786	$78,531	$14,375	$8,849	$1,668	$62	$350,271

Percentage of total	70.5%	22.4%	4.1%	2.5%	0.5%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2010
NAIC Rating:	1	2	3	4	5	6	Total
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Estimated Fair Value
	(In millions)
U.S. corporate securities	$46,035	$34,259	$7,633	$3,452	$353	$40	$91,772
Foreign corporate securities	39,430	24,352	2,474	1,454	169	9	67,888
Foreign government securities	31,559	7,184	2,179	1,080	—	—	42,002
RMBS (1) (2)	39,640	1,196	2,411	2,054	497	54	45,852
U.S. Treasury and agency securities	33,304	—	—	—	—	—	33,304
CMBS (1)	19,385	665	363	205	56	1	20,675
State and political subdivision securities	9,368	722	32	—	7	—	10,129
ABS (1) (2)	12,477	348	198	59	60	26	13,168
Other fixed maturity securities	—	3	—	4	—	—	7

Total fixed maturity securities	$231,198	$68,729	$15,290	$8,308	$1,142	$130	$324,797

Percentage of total	71.2%	21.2%	4.7%	2.6%	0.3%	—%	100.0%

(1)	Presented using the revised NAIC rating methodologies described above.

(2)

Within fixed maturity securities, a reclassification from the ABS sector to the RMBS sector has been made to the prior year amounts to conform to the current year presentation for securities backed by sub-prime residential mortgage loans to be consistent with market convention relating to the risks inherent in such securities and the Company’s management of its investments within these asset sectors.

The following table presents selected information about certain fixed maturity securities held at:

	December 31,
	2011	2010
	(In millions)
Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$24,954	$24,870
Net unrealized gains (losses)	$(1,310)	$(696)
Non-income producing fixed maturity securities:
Estimated fair value	$62	$130
Net unrealized gains (losses)	$(19)	$(23)

U.S. and Foreign Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information for U.S. and foreign corporate securities at:

	December 31,
	2011		2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$64,018	37.7%	$67,888	42.5%
U.S. corporate fixed maturity securities — by industry:
Industrial	26,962	15.9	22,070	13.8
Consumer	26,739	15.7	21,482	13.5
Finance	20,854	12.3	20,785	13.0
Utility	19,508	11.5	16,902	10.6
Communications	8,178	4.8	7,335	4.6
Other	3,544	2.1	3,198	2.0

Total	$169,803	100.0%	$159,660	100.0%

(1)	Includes U.S. dollar denominated and foreign denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	December 31,
	2011		2010
	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
	(In millions)		(In millions)
Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,642	0.3%	$2,291	0.5%
Holdings in ten issuers with the largest exposures	$10,716	2.1%	$14,247	3.1%

Structured Securities.  The following table presents information about structured securities at:

	December 31,
	2011		2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)
RMBS	$42,637	57.1%	$45,852	57.5%
CMBS	19,069	25.5	20,675	26.0
ABS	12,979	17.4	13,168	16.5

Total structured securities	$74,685	100.0%	$79,695	100.0%

Ratings profile:
RMBS rated Aaa/AAA	$31,690	74.3%	$36,244	79.0%
RMBS rated NAIC 1	$36,699	86.1%	$39,640	86.5%
CMBS rated Aaa/AAA	$15,785	82.8%	$16,901	81.7%
CMBS rated NAIC 1	$18,403	96.5%	$19,385	93.7%
ABS rated Aaa/AAA	$8,223	63.4%	$10,252	77.9%
ABS rated NAIC 1	$12,507	96.4%	$12,477	94.8%

RMBS. The table below presents information on RMBS holdings at:

	December 31,
	2011		2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$23,392	54.9%	$23,422	51.1%
Pass-through securities	19,245	45.1	22,430	48.9

Total RMBS	$42,637	100.0%	$45,852	100.0%

By risk profile:
Agency	$31,055	72.8%	$34,254	74.7%
Prime	5,959	14.0	6,258	13.7
Alt-A	4,648	10.9	4,221	9.2
Sub-prime	975	2.3	1,119	2.4

Total RMBS	$42,637	100.0%	$45,852	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.

The majority of RMBS held by the Company was rated Aaa/AAA by Moody’s, S&P or Fitch; and the majority was rated NAIC 1 by the NAIC at December 31, 2011 and 2010, as presented above. Agency RMBS were guaranteed or otherwise supported by FNMA, FHLMC or GNMA. Non-agency RMBS include prime, Alt-A and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization.

At December 31, 2011 and 2010, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages (93% and 91% at December 31, 2011 and 2010, respectively) which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market. The Company’s Alt-A RMBS holdings had unrealized losses of $871 million and $670 million at December 31, 2011 and 2010, respectively. Approximately 7% and 16% of this portfolio was rated Aa or better at December 31, 2011 and 2010, respectively.

The sub-prime RMBS had unrealized losses of $347 million and $317 million at December 31, 2011 and 2010, respectively. At December 31, 2011, approximately 21% of this portfolio was rated Aa or better, of which 79% was in vintage year 2005 and prior. At December 31, 2010, approximately 54% of this portfolio was rated Aa or better, of which 88% was in vintage year 2005 and prior. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. Approximately 69% and 66% of this portfolio was rated NAIC 2 or better at December 31, 2011 and 2010, respectively. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime residential mortgage loans have led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to higher levels of unrealized losses on securities backed by sub-prime residential mortgage loans as compared to historical levels.

CMBS. The following tables present holdings of CMBS by rating agency designation and by vintage year at:

	December 31, 2011
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 & Prior	$5,574	$5,677	$176	$176	$91	$88	$54	$52	$29	$27	$5,924	$6,020
2004	3,586	3,730	430	440	135	129	83	80	32	25	4,266	4,404
2005	3,081	3,318	427	432	277	269	184	175	31	28	4,000	4,222
2006	1,712	1,835	245	237	89	83	118	110	123	106	2,287	2,371
2007	643	665	395	332	163	138	67	71	94	88	1,362	1,294
2008	—	—	—	—	—	—	—	—	25	27	25	27
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	60	66	—	—	63	69
2011	536	557	1	1	92	96	—	—	9	8	638	662

Total	$15,135	$15,785	$1,674	$1,618	$847	$803	$566	$554	$343	$309	$18,565	$19,069

Ratings Distribution		82.8%		8.5%		4.2%		2.9%		1.6%		100.0%

	December 31, 2010
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 & Prior	$7,411	$7,640	$282	$282	$228	$227	$74	$71	$28	$24	$8,023	$8,244
2004	3,489	3,620	277	273	216	209	181	175	91	68	4,254	4,345
2005	3,113	3,292	322	324	286	280	263	255	73	66	4,057	4,217
2006	1,463	1,545	159	160	168	168	385	398	166	156	2,341	2,427
2007	840	791	344	298	96	95	119	108	122	133	1,521	1,425
2008	2	2	—	—	—	—	—	—	—	—	2	2
2009	3	3	—	—	—	—	—	—	—	—	3	3
2010	8	8	—	—	4	4	—	—	—	—	12	12

Total	$16,329	$16,901	$1,384	$1,337	$998	$983	$1,022	$1,007	$480	$447	$20,213	$20,675

Ratings Distribution		81.7%		6.4%		4.8%		4.9%		2.2%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

The weighted average credit enhancement of the Company’s CMBS holdings was 27% and 26% at December 31, 2011 and 2010, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held at:

	December 31,
	2011		2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By collateral type:
Credit card loans	$4,038	31.1%	$6,027	45.8%
Collateralized debt obligations	2,575	19.8	1,798	13.7
Student loans	2,434	18.8	2,416	18.3
Automobile loans	977	7.5	605	4.6
Other loans	2,955	22.8	2,322	17.6

Total	$12,979	100.0%	$13,168	100.0%

Evaluation of Fixed Maturity Securities and Equity Securities Available-for-Sale for Other-Than-Temporary Impairment

See the following sections within Note 3 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities available-for-sale for OTTI:

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

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). Trading and other securities were $18.3 billion and $18.6 billion at estimated fair value, or 3.5% and 3.9% of total cash and invested assets, at December 31, 2011 and 2010, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for tables which present information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities at December 31, 2011 and 2010.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2011
	Trading and Other Securities		Trading Liabilities
	(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$7,572	41%	$124	98%
Significant other observable inputs (Level 2)	9,287	51	3	2
Significant unobservable inputs (Level 3)	1,409	8	—	—

Total estimated fair value	$18,268	100%	$127	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2011, is as follows:

Year Ended December 31, 2011
(In millions)
Balance, beginning of period	$822
Total realized/unrealized gains (losses) included in earnings	(2)
Purchases	1,246
Sales	(519)
Transfers into Level 3	121
Transfers out of Level 3	(259)

Balance, end of period	$1,409

See “ — Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

See Note 5 of the Notes to the Consolidated Financial Statements for further information about the valuation techniques and inputs by level of major classes of invested assets that affect the amounts reported above.

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

See Note 3 of the Notes to the Consolidated Financial Statements for tables that present:

•	The components of net investment gains (losses) for the years ended December 31, 2011, 2010 and 2009;

•

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) for the years ended December 31, 2011, 2010 and 2009;

•	Fixed maturity security OTTI losses recognized in earnings by sector and industry within the U.S. and foreign corporate securities sector for the years ended December 31, 2011, 2010 and 2009; and

•	Equity security OTTI losses recognized in earnings by sector and industry for the years ended December 31, 2011, 2010 and 2009.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $1.0 billion, $484 million and $1.9 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Impairments of fixed maturity securities were $955 million, $470 million and $1.5 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Impairments of equity securities were $60 million, $14 million and $400 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s credit-related impairments of fixed maturity securities were $645 million, $423 million and $1.1 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s three largest impairments totaled $499 million, $105 million and $508 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company records OTTI losses charged to earnings within net investment gains (losses) and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

•

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1.0 billion for the current year as compared to $484 million in the prior year. The increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on Greece sovereign debt securities of $405 million as a result of the reduction in the expected recoverable amount (see “— Investments — Current Environment”) and intent-to-sell fixed maturity security impairments on other sovereign debt securities due to the repositioning of the acquired ALICO portfolio into longer duration and higher yielding investments, resulting in total sovereign debt security impairments of $486 million recognized in 2011. In addition, intent-to-sell impairments related to the Divested Businesses of $154 million were recognized in 2011 primarily concentrated in the RMBS sector. These increased impairments were partially offset by decreased impairments in the CMBS, ABS and corporate sectors, reflecting improving economic fundamentals.

•

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $484 million for the year ended December 31, 2010 compared to $1.9 billion in the prior year. Improving or stabilizing market conditions across all sectors and industries, particularly the financial services industry, as compared to the prior year when there was significant stress in the global financial markets, resulted in a lower level of impairments in fixed maturity and equity securities in 2010. The most significant decrease in the current year, as compared to the prior year, was in the Company’s financial services industry holdings which comprised $799 million in fixed maturity and equity security impairments in the year ended December 31, 2009, as compared to $129 million in impairments in the year ended December 31, 2010. Of the $799 million in financial services industry impairments in the prior year, $340 million were in equity securities, of which $310 million were in financial services industry perpetual hybrid securities which were impaired as a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position on these securities. Impairments in the current year were concentrated in the RMBS, ABS and CMBS sectors reflecting then current economic conditions including higher unemployment levels and continued weakness within the real estate markets. Of the fixed maturity and equity securities impairments of $484 million and $1.9 billion in the years ended December 31, 2010 and 2009, respectively, $287 million and $449 million, or 59% and 24%, respectively, were in the Company’s RMBS, ABS and CMBS holdings.

Future Impairments.  Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

See Note 3 of the Notes to the Consolidated Financial Statements for the table that presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held at December 31, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss) for the years ended December 31, 2011 and 2010.

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

See Note 3 of the Notes to the Consolidated Financial Statements for the following information regarding the Company’s securities lending program: securities on loan, cash collateral on deposit from counterparties, security collateral on deposit from counterparties and the estimated fair value of the reinvestment portfolio at December 31, 2011 and 2010.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See Note 3 of the Notes to the Consolidated Financial Statements for a table of the invested assets on deposit, held in trust and pledged as collateral at December 31, 2011 and 2010.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $72.1 billion and $62.3 billion, or 13.8% and 13.1% of total cash and invested assets at December 31, 2011 and 2010, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $56.9 billion and $59.0 billion by portfolio segment at December 31, 2011 and 2010, respectively, as well as the components of the mortgage loans held-for-sale of $15.2 billion and $3.3 billion at December 31, 2011 and 2010, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of the Company’s commercial and agricultural mortgage loans, 90% are collateralized by properties located in the U.S., with the remaining 10% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held - for- investment (excluding commercial mortgage loans held by CSEs) at December 31, 2011. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 8%, respectively, of total mortgage loans held for investment (excluding commercial mortgage loans held by CSEs) at December 31, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents over 70% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both December 31, 2011 and 2010. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(In millions)
Region (1):
South Atlantic	$9,022	22.3%	$7,910	20.9%
Pacific	8,209	20.3	8,616	22.8
Middle Atlantic	6,370	15.8	5,486	14.5
International	4,713	11.7	4,095	10.8
West South Central	3,220	8.0	2,922	7.7
East North Central	2,984	7.3	2,900	7.7
New England	1,563	3.9	1,310	3.5
Mountain	746	1.8	811	2.2
East South Central	487	1.2	461	1.2
West North Central	365	0.9	643	1.7
Multi-Region and Other	2,761	6.8	2,664	7.0

Total recorded investment	40,440	100.0%	37,818	100.0%

Less: valuation allowances	398		562

Carrying value, net of valuation allowances	$40,042		$37,256

Property Type:
Office	$18,582	45.9%	$16,857	44.6%
Retail	9,524	23.6	9,215	24.3
Apartments	4,011	9.9	3,630	9.6
Hotels	3,114	7.7	3,089	8.2
Industrial	3,102	7.7	2,910	7.7
Other	2,107	5.2	2,117	5.6

Total recorded investment	40,440	100.0%	37,818	100.0%

Less: valuation allowances	398		562

Carrying value, net of valuation allowances	$40,042		$37,256

(1)	Reclassifications have been made to the prior year amounts from various regions to the Multi-Region and Other region to conform to the current year presentation.

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

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	December 31,
	2011				2010
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)
Commercial:
Performing	$40,106	99.1%	$339	0.8%	$37,487	99.1%	$528	1.4%
Restructured (1)	248	0.6	44	17.7%	93	0.2	6	6.5%
Potentially delinquent	23	0.1	15	65.2%	180	0.5	28	15.6%
Delinquent or under foreclosure	63	0.2	—	—%	58	0.2	—	—%

Total	$40,440	100.0%	$398	1.0%	$37,818	100.0%	$562	1.5%

Agricultural (2):
Performing	$12,899	98.3%	$41	0.3%	$12,486	97.9%	$35	0.3%
Restructured (3)	58	0.4	7	12.1%	33	0.3	8	24.2%
Potentially delinquent	25	0.2	4	16.0%	62	0.5	11	17.7%
Delinquent or under foreclosure (3)	147	1.1	29	19.7%	170	1.3	34	20.0%

Total	$13,129	100.0%	$81	0.6%	$12,751	100.0%	$88	0.7%

Residential (4):
Performing	$664	96.4%	$1	0.2%	$2,145	96.1%	$12	0.6%
Restructured (5)	—	—	—	—%	4	0.2	—	—%
Potentially delinquent	—	—	—	—%	4	0.2	—	—%
Delinquent or under foreclosure (5)	25	3.6	1	4.0%	78	3.5	2	2.6%

Total (6)	$689	100.0%	$2	0.3%	$2,231	100.0%	$14	0.6%

(1)	As of December 31, 2011 and 2010, restructured commercial mortgage loans were comprised of 10 and five restructured loans, respectively, all of which were performing.

(2)

Of the $13.1 billion of agricultural mortgage loans outstanding at December 31, 2011, 50% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)

As of December 31, 2011 and 2010, restructured agricultural mortgage loans were comprised of 11 and five restructured loans, respectively, all of which were performing. Additionally, as of December 31, 2011 and 2010, delinquent or under foreclosure agricultural mortgage loans included four and two restructured loans with a recorded investment of $13 million and $29 million, respectively, which were not performing.

(4)

Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans and, to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

(5)

There were no restructured residential mortgage loans at December 31, 2011. As of December 31, 2010, restructured residential mortgage loans were comprised of 12 restructured loans, all of which were performing.

(6)

The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment was transferred to held-for-sale in connection with the pending disposition of certain operations of MetLife Bank. See Note 2 of the Notes to the Consolidated Financial Statements.

See Note 3 of the Notes to the Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, as well as loans modified through troubled debt restructurings.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 61% and 66% at December 31, 2011 and 2010, respectively, and the average debt service coverage ratio was 2.1x at December 31, 2011, as compared to 2.4x at December 31, 2010. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For agricultural mortgage loans, the average loan-to-value ratio was 48% and 49% at December 31, 2011 and 2010, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate loans. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $74 million and $95 million at December 31, 2011 and 2010, respectively, and certain of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $6 million and $389 million at December 31, 2011 and 2010, respectively.

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

See Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the activity in the Company’s valuation allowances, by portfolio segment, for the years ended December 31, 2011, 2010 and 2009; and for tables that present the Company’s valuation allowances, by type of credit loss, by portfolio segment, at December 31, 2011 and 2010.

Impairments to estimated fair value included within net investment gains (losses) for impaired mortgage loans were $18 million and $17 million for the year ended December 31, 2011 and 2010, respectively. The estimated fair value of the impaired mortgage loans after these impairments was $209 million and $197 million at December 31, 2011 and 2010, respectively, which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $151 million and $164 million related to impaired mortgage loans held-for-investment and $58 million and $33 million to certain mortgage loans held-for-sale, at December 31, 2011 and 2010, respectively. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3 due to the lack of transparency and unobservability in collateral valuation and independent broker quotations.

Real Estate and Real Estate Joint Ventures

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. Of the Company’s real estate investments, 83% are primarily located in the United States, with the remaining 17% located outside the United States, at December 31, 2011. The three locations with the largest real estate investments were California, Japan and Florida at 19%, 14%, and 12%, respectively, at December 31, 2011. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding real estate and real estate joint venture investments.

Real estate and real estate joint venture investments by property type are categorized as follows:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$5,089	59.4%	$4,369	54.4%
Apartments	1,610	18.8	1,774	22.1
Real estate investment funds	562	6.6	552	6.9
Industrial	427	5.0	433	5.4
Retail	332	3.9	389	4.8
Hotel	218	2.5	233	2.9
Land	126	1.5	133	1.7
Agriculture	14	0.2	17	0.2
Other	185	2.1	130	1.6

Total real estate and real estate joint ventures	$8,563	100.0%	$8,030	100.0%

There were no impairments recognized on real estate and real estate joint ventures held-for-investment for the year ended December 31, 2011. Impairments recognized on real estate and real estate joint ventures held-for-investment were $48 million and $160 million for the years ended December 31, 2010 and 2009, respectively, which included impairments on cost basis real estate joint ventures of $25 million and $82 million, respectively. There were no impaired cost basis real estate joint ventures held as of December 31, 2011. The estimated fair value of the impaired cost basis real estate joint ventures, after impairments, held as of December 31, 2010, was $8 million. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments. Impairments recognized on real estate held-for-sale were $2 million and $1 million for the years ended December 31, 2011 and 2010, respectively. There were no impairments recognized on real estate held-for-sale for the year ended December 31, 2009.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.4 billion at both December 31, 2011 and 2010, which included $1.1 billion and $1.0 billion of hedge funds, at December 31, 2011 and 2010, respectively. Impairments to estimated fair value for such other limited partnership interests of $5 million, $12 million and $354 million for the years ended December 31, 2011, 2010 and 2009, respectively, were recognized within net investment gains (losses). The estimated fair value of the impaired other limited partnership interests after these impairments was $13 million, $23 million and $561 million at December 31, 2011, 2010 and 2009, respectively. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and limited price transparency inherent in the market for such investments.

Other Invested Assets

See Note 3 of the Notes to the Consolidated Financial Statements for a table that presents the Company’s other invested assets by type at December 31, 2011 and 2010 and related information.

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $17.3 billion and $9.4 billion, or 3.3% and 2.0% of total cash and invested assets, at December 31, 2011 and 2010, respectively. The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.0 billion and $9.6 billion, or 1.0% and 2.0% of total cash and invested assets, at December 31, 2011 and 2010, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at December 31, 2011 and 2010.

Hedging.  See Note 4 of the Notes to Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at December 31, 2011 and 2010.

•	The notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at December 31, 2011 and 2010.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2011, 2010, and 2009.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2011
	Derivative Assets		Derivative Liabilities
	(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$62	1%	$103	3%
Significant other observable inputs (Level 2)	14,746	90	3,750	93
Significant unobservable inputs (Level 3)	1,392	9	158	4

Total estimated fair value	$16,200	100%	$4,011	100%

The valuation of Level 3 derivatives involves the use of significant unobservable inputs and generally requires a higher degree of management judgment or estimation than the valuations of Level 1 and Level 2 derivatives. Although Level 3 inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such instruments and are considered appropriate given the circumstances. The use of different inputs or methodologies could have a material effect on the estimated fair value of Level 3 derivatives and could materially affect net income.

Derivatives categorized as Level 3 at December 31, 2011 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs; foreign currency swaps which are cancelable and priced through independent broker quotations; credit default swaps based upon baskets of credits having unobservable credit spreads, or that are priced through independent broker quotations; equity options with unobservable volatility inputs or that are priced via independent broker quotations; and credit forwards having unobservable repurchase rates.

At December 31, 2011 and 2010, 5% and 2%, respectively, of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for net derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2011 is as follows:

Year Ended December 31, 2011
(In millions)
Balance, beginning of period	$173
Total realized/unrealized gains (losses) included in:
Earnings	637
Other comprehensive income (loss)	344
Purchases, sales, issuances and settlements	156
Transfer into and/or out of Level 3	(76)

Balance, end of period	$1,234

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

The Company’s policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect the Company’s legal right of offset. The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at December 31, 2011:

	December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities
	(In millions)
Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements (1)	$12,905	$619
Cash collateral on OTC Derivatives	(9,493)	(8)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash Collateral (1)	3,412	611
Securities Collateral on OTC Derivatives (2)	(2,520)	(416)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	892	195
Estimated Fair Value of Exchange-Traded Derivatives	54	30

Total Estimated Fair Value of Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	$946	$225

(1)	Includes income accruals on derivatives.

(2)	The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets.

Credit Derivatives.  See Note 4 of the Notes to Consolidated Financial Statements for information about the estimated fair value and maximum amount at risk related to the Company’s written credit default swaps.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	December 31, 2011
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	1	1	19	1
Significant unobservable inputs (Level 3)	362	99	4,565	99

Total estimated fair value	$363	100%	$4,584	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Year Ended December 31, 2011
(In millions)
Balance, beginning of period	$(2,438)
Total realized/unrealized gains (losses) included in:
Earnings	(1,191)
Other comprehensive income (loss)	(119)
Purchases, sales, issuances and settlements	(455)
Transfer into and/or out of Level 3	—

Balance, end of period	$(4,203)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses) for the year ended December 31, 2011, were gains (losses) of $1.8 billion in connection with this adjustment.

See “ — Summary of Critical Accounting Estimates — Derivative Financial Instruments” for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Credit Facilities and Committed Facilities

The Company maintains unsecured credit and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further descriptions of such arrangements.

Collateral for Securities Lending and Derivative Financial Instruments

The Company has non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The

Company participates in a securities lending program in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amount of this collateral was $371 million at estimated fair value at December 31, 2011. There was no non-cash collateral for securities lending on deposit from customers at December 31, 2010. See “— Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of the Company’s securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

The Company has non-cash collateral from counterparties for derivative financial instruments, which can be sold or repledged subject to certain constraints, and has not been recorded on its consolidated balance sheets. The Company enters into derivative financial instruments to manage various risks relating to its ongoing business operations. The amount of this collateral was $2.5 billion and $984 million at December 31, 2011 and 2010, respectively, which were held in separate custodial accounts and not recorded on the Company’s consolidated balance sheets. See “— Liquidity and Capital Resources —The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” and “Derivatives” in Note 4 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of the Company’s derivative financial instruments.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” and Note 16 of the Notes to the Consolidated Financial Statements.

Guarantees

See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.

Other

Additionally, the Company has the following commitments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio:

•	Commitments to Fund Partnership Investments;

•	Mortgage Loan Commitments; and

•	Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 3 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” “Mortgage Loans,” “Real Estate and Real Estate Joint Ventures,” and “Other Limited Partnerships” in Note 3 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments.

See also “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” for further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. In addition, see “Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments” in Note 4 of the Notes to the Consolidated Financial Statements for further information on interest rate lock commitments.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.”

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

Insurance regulators in many of the non-U.S. countries in which MetLife operates require certain MetLife entities to prepare a sufficiency analysis of the reserves posted in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — International Regulation.”

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

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information.

Insurance Products.  Future policy benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, LTC policies, active life policies and premium stabilization and other contingency liabilities held under participating life insurance contracts. In order to manage risk, the Company has often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. The Company entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.

Retirement Products.  Future policy benefits are comprised mainly of liabilities for life-contingent income annuities, supplemental contracts with and without life contingencies, liabilities for Guaranteed Minimum Death Benefits (“GMDBs”) included in certain annuity contracts, and a certain portion of guaranteed living benefits. See “— Variable Annuity Guarantees.”

Corporate Benefit Funding.  Liabilities are primarily related to payout annuities, including pension closeouts and structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. A sustained low interest rate environment could negatively impact earnings as a result, however, the Company has employed various asset/liability management strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.

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

Japan and Other International Regions.  Future policy benefits are held primarily for traditional life and accident and health contracts in Japan, Asia Pacific and immediate annuities in Latin America. They are also held for total return pass-thru provisions included in certain universal life and savings products mainly in Japan and Latin America, and traditional life, endowment and annuity contracts sold in various countries in Asia Pacific. They also include certain liabilities for variable annuity guarantees of minimum death benefits, and longevity guarantees sold in Japan and Asia Pacific. Finally, in Europe and the Middle East, they also include unearned premium liabilities established for credit insurance contracts covering death, disability and involuntary loss of employment, as well as traditional life, accident and health and endowment contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, actual lapses resulting in lower than expected income, asset impairments, and actual mortality resulting in higher than expected benefit payments. The Company mitigates its risks by implementing an asset/liability matching policy and through the development of periodic experience studies. See “— Variable Annuity Guarantees.”

Estimates for the liabilities for unpaid claims and claim expenses are reset as actuarial indications change and these changes in the liability are reflected in the current results of operation as either favorable or unfavorable development of prior year losses.

Corporate & Other.  Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), prior to its acquisition by MetLife, Inc. These are run-off businesses that have been included within Corporate & Other since the acquisition of MICC.

Policyholder Account Balances

PABs are generally equal to the account value, which includes accrued interest credited, but exclude the impact of any applicable surrender charge that may be incurred upon surrender. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information.

Insurance Products.  PABs are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies, specialized life insurance products for benefit programs and general account universal life policies. PABs are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the PABs have a guaranteed minimum credited rate between 0.5% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

Retirement Products.  PABs are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits. PABs are credited interest at a rate set by the Company. Credited rates for deferred annuities are influenced by current market rates, and most of these contracts have a minimum guaranteed rate between 1.0% and 4.0%. See “— Variable Annuity Guarantees.”

Corporate Benefit Funding.  PABs are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. MetLife is exposed to interest rate risks, and foreign exchange risk when guaranteeing payment of interest and return of principal at the contractual maturity date. The Company may invest in floating rate assets, or enter into floating rate swaps, also tied to external indices, as well as caps to mitigate the impact of changes in market interest rates. The Company also mitigates its risks by implementing an asset/liability matching policy and seeks to hedge all foreign currency risk through the use of foreign currency hedges, including cross currency swaps.

Japan and Other International Regions.  PABs are held largely for fixed income retirement and savings plans in Japan and Latin America and to a lesser degree, amounts for unit-linked-type funds in certain countries across all regions that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Japan and Asia Pacific that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Japan and Asia Pacific are established in accordance with derivatives and hedging guidance and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder. See “— Variable Annuity Guarantees.”

Variable Annuity Guarantees

The Company issues, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 8 of the Notes to the Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at December 31, 2011 and 2010, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future.

Guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits, the non life-contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 5 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees included in PABs at:

	December 31,
	2011	2010
	(In millions)
U.S. Business:
Guaranteed minimum accumulation benefit	$52	$44
Guaranteed minimum withdrawal benefit	710	173
Guaranteed minimum income benefit	988	(51)
International:
Guaranteed minimum accumulation benefit	694	454
Guaranteed minimum withdrawal benefit	2,000	1,936

Total	$4,444	$2,556

Included in net derivative gains (losses) for the years ended December 31, 2011 and 2010 were gains (losses) of ($1.3) billion and ($269) million, respectively, in embedded derivatives related to the change in estimated fair value of the guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for nonperformance risk. In connection with this adjustment, gains (losses) of $1.8 billion and ($96) million are included in the gains (losses) of ($1.3) billion and ($269) million in net derivative gains (losses) for the year ended December 31, 2011 and 2010, respectively.

The estimated fair value of guarantees accounted for as embedded derivatives can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign exchange rates. Additionally, because the estimated fair value for guarantees accounted for at estimated fair value includes an adjustment for nonperformance risk, a decrease in the Company’s credit spreads could cause the value of these liabilities to increase. Conversely, a widening of the Company’s credit spreads could cause the value of these liabilities to decrease. The Company uses derivative instruments and reinsurance to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. The derivative instruments used are primarily equity and treasury futures, equity options and variance swaps, and interest rate swaps. The change in valuation arising from the nonperformance risk is not hedged.

The table below presents the estimated fair value of the derivatives hedging guarantees accounted for as embedded derivatives:

Primary Underlying Risk Exposure	Instrument Type	December 31,
		2011			2010
		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$22,719	$1,869	$598	$13,762	$401	$193
	Interest rate futures	11,126	17	16	5,822	32	10
	Interest rate options	11,372	567	6	614	15	—
Foreign currency	Foreign currency forwards	2,311	41	4	2,320	46	1
	Foreign currency futures	177	—	—	—	—	—
Equity market	Equity futures	4,916	15	10	6,959	17	9
	Equity options	16,367	3,239	177	32,942	1,720	1,196
	Variance swaps	18,402	390	75	17,635	190	118
	Total rate of return swaps	1,274	8	31	1,547	—	—

	Total	$88,664	$6,146	$917	$81,601	$2,421	$1,527

Included in net derivative gains (losses) for the years ended December 31, 2011 and 2010 were gains (losses) of $3.2 billion and $113 million related to the change in estimated fair value of the above derivatives. Additionally, included in net derivative gains (losses) for the years ended December 31, 2011 and 2010 were gains (losses) of $26 million and ($35) million, respectively, related to ceded reinsurance.

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

The table below contains the carrying value for guarantees included in future policy benefits at:

	December 31,
	2011	2010
	(In millions)
U.S. Business:
Guaranteed minimum death benefit	$260	$167
Guaranteed minimum income benefit	723	507
International:
Guaranteed minimum death benefit	118	66
Guaranteed minimum income benefit	149	116

Total	$1,250	$856

Included in policyholder benefits and claims for the year ended December 31, 2011 is a charge of $394 million and for the year ended December 31, 2010 is a charge of $302 million, related to the respective change in liabilities for the above guarantees.

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

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the year ended December 31, 2011 and 2010 were gains (losses) of $86 million and $8 million, respectively, related to reinsurance agreements containing embedded derivatives carried at estimated fair value and gains (losses) of ($87) million and ($275) million, respectively, related to freestanding derivatives.

While the Company believes that the hedging strategies employed for guarantees included in both PABs and in future policy benefits, as well as other management actions, have mitigated the risks related to these benefits, the Company remains liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of the Company’s reinsurance agreements and most derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which, significantly reduces the exposure to counterparty risk. In addition, the Company is subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Lastly, because the valuation of the guarantees accounted for as embedded derivatives includes an adjustment for nonperformance risk that is not hedged, changes in the nonperformance risk may result in significant volatility in net income.

Other Policy-related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, and policyholder dividends left on deposit. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information.

Policyholder Dividends Payable

Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the global economy. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector, in particular, and global capital markets. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began.

Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the August 2011 downgrade by S&P of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, could further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends,” “— Investments — Current Environment” and “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities, and (ii) cash collateral received from counterparties in connection with derivative instruments. At December 31, 2011 and 2010, the Company’s short-term liquidity position was $16.2 billion and $17.6 billion, respectively. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities. See “— Investments — Current Environment.”

Capital Management

The Company has established several senior management committees as part of its capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee (comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer and, in the case of the Enterprise Risk Committee, MetLife, Inc.’s Chief Investment Officer), regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and MetLife’s capital plan in accordance with its capital policy.

MetLife’s Board and senior management are directly involved in the development and maintenance of MetLife’s capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board prior to obtaining full Board approval. The Board approves the capital policy and the annual capital plan and authorizes capital actions, as required.

MetLife’s 2012 capital plan, as submitted to the Federal Reserve for approval in January 2012 as part of the Federal Reserve Board’s 2012 Comprehensive Capital Analysis and Review, was created in accordance with MetLife’s capital policy. See “Business – U.S. Regulation – Financial Holding Company Regulation.”

The Company

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. Liquidity needs are determined from a rolling six-month forecast by portfolio of investment assets and are monitored daily. Asset mix and maturities are adjusted based on the forecast. Cash flow testing and stress testing provide additional perspectives on liquidity, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including funding agreements, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant cash requirements beyond anticipated liquidity needs, the Company has various alternatives available depending on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

Under certain stressful market and economic conditions, the Company’s access to, or cost of, liquidity may deteriorate. If the Company requires significant amounts of cash on short notice in excess of anticipated cash requirements or is required to post or return cash collateral in connection with its investment portfolio, derivatives transactions or securities lending program, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting guidance require the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities based upon the Company’s ability to hold such securities, which may negatively impact the Company’s financial condition. See “Risk Factors — Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations.”

In extreme circumstances, all general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are available to fund obligations of the general account of that legal entity.

Capital

The Company’s capital position is managed to maintain its financial strength and credit ratings and is supported by its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet its operating and growth needs.

The Company was able to issue new debt and remarket outstanding debt during the difficult market conditions prevailing in the second half of 2008 and early 2009, as well as during the rebound and recovery periods beginning in the second quarter of 2009 and continuing into 2010. The increase in credit spreads experienced during the crisis resulted in an increase in the cost of capital, as well as increases in facility fees. Most recently, as a result of reductions in interest rates and credit spreads, the Company’s interest expense and dividends on floating rate securities have been lower.

Despite the still unsettled financial markets, the Company also raised new capital from successful offerings of MetLife, Inc.’s common stock in August 2010 and March 2011. The August 2010 offering provided financing for the Acquisition and the March 2011 offering provided financing for the repurchase from AM Holdings of MetLife, Inc.’s Convertible Preferred Stock that was issued in connection with the Acquisition. See “— The Company — Liquidity and Capital Sources — Convertible Preferred Stock” and “— Common Stock.”

Rating Agencies. Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. The level and composition of regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

A downgrade in the credit or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely impact the cost and availability of financing for MetLife, Inc. and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Statutory Capital and Dividends. Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

Except for American Life, RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of MetLife, Inc.’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

American Life does not conduct insurance business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. In addition to Delaware, American Life operations are regulated by applicable authorities of the countries in which the company operates and are subject to capital and solvency requirements in those countries.

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is regulated by insurance laws and regulations. See “Business — U.S. Regulation — Insurance Regulation,” “Business — International Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 18 of the Notes to the Consolidated Financial Statements.”

Summary of Primary Sources and Uses of Liquidity and Capital. The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Sources:
Net cash provided by operating activities	$10,290	$7,996	$3,803
Net cash provided by changes in policyholder account balances	4,321	4,557	—
Net cash provided by changes in payables for collateral under securities loaned and other transactions	6,444	3,076	—
Net cash provided by changes in bank deposits	96	—	3,164
Net cash provided by short-term debt issuances	380	—	—
Long-term debt issued	1,346	5,090	2,961
Collateral financing arrangements issued	—	—	105
Cash received in connection with collateral financing arrangements	100	—	775
Junior subordinated debt securities issued	—	—	500
Common stock issued, net of issuance costs	2,950	3,529	—
Stock options exercised	88	52	8
Common stock issued to settle stock forward contracts	—	—	1,035
Cash provided by other, net	125	—	—
Cash provided by the effect of change in foreign currency exchange rates	—	—	108

Total sources	26,140	24,300	12,459

Uses:
Net cash used in investing activities	22,235	18,314	13,935
Net cash used for changes in policyholder account balances	—	—	2,282
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	—	6,863
Net cash used for changes in bank deposits	—	32	—
Net cash used for short-term debt repayments	—	606	1,747
Long-term debt repaid	2,042	1,061	555
Collateral financing arrangements repaid	502	—	—
Cash paid in connection with collateral financing arrangements	63	—	400
Debt issuance costs	1	14	30
Redemption of convertible preferred stock	2,805	—	—
Preferred stock redemption premium	146	—	—
Dividends on preferred stock	122	122	122
Dividends on common stock	787	784	610
Cash used in other, net	—	304	42
Cash used in the effect of change in foreign currency exchange rates	22	129	—

Total uses	28,725	21,366	26,586

Net increase (decrease) in cash and cash equivalents	$(2,585)	$2,934	$(14,127)

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

Cash Flows from Investments. The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities, sales of invested assets, settlements of freestanding derivatives and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market disruption. The Company closely monitors and manages these risks through its credit risk management process.

Liquid Assets. An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At December 31, 2011 and 2010, the Company had $258.9 billion and $245.7 billion, respectively, in liquid assets. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “ — Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Dispositions. Net cash proceeds from dispositions during the years ended December 31, 2011, 2010 and 2009 were $449 million, $0 and $130 million, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for information regarding certain of these dispositions.

Global Funding Sources. Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•

MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “ — The Company — Liquidity and Capital Sources — Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both December 31, 2011 and 2010, MetLife Funding had a tangible net worth of $12 million. At December 31, 2011 and 2010, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $101 million and $102 million, respectively.

•

MetLife Bank is a depository institution that is approved to use the FRB of NY Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the FRB of NY as collateral. At both December 31, 2011 and 2010, MetLife Bank had no liability for advances from the FRB of NY under this facility. For further discussion of MetLife, Inc.’s status as a bank holding company, see “— MetLife, Inc. — Capital.”

•

MetLife Bank has a cash need to fund residential mortgage loans that it originates and holds generally for a relatively short period before selling to one of the government-sponsored enterprises such as FNMA or FHLMC. The outstanding volume of residential mortgage originations varies from month to month and is cyclical within a month. To meet the variable funding requirements from this mortgage activity, as well as to increase overall liquidity from time to time, MetLife Bank takes advantage of short-term collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). MetLife Bank has entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans, mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. MetLife Bank has received advances from the FHLB of NY on both short-term and long-term bases, with a total liability of $4.8 billion and $3.8 billion at December 31, 2011 and 2010, respectively. As a result of the recently announced exit from MetLife Bank’s forward mortgage origination business, MetLife Bank’s cash need to fund residential mortgage loans will be reduced. MetLife Bank also intends to discontinue entering into advances agreements with the FHLB of NY and intends to effect a transfer of any outstanding advances to MLIC in 2012. Additionally, in connection with the MetLife Bank Events and the transfer of the FHLB of NY advances, there may be timing differences in MetLife Bank’s cash flows giving rise to short-term liquidity needs. Should these needs arise, the Company will provide MetLife Bank with temporary liquidity support through a possible combination of internally and externally sourced funds. See “ — MetLife, Inc. — Capital.”

•

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2011, 2010 and 2009, the Company issued $39.9 billion, $34.1 billion and $28.6 billion, respectively, and repaid $41.6 billion, $30.9 billion and $32.0 billion, respectively, of such funding agreements. At December 31, 2011 and 2010, funding agreements outstanding, which are included in PABs, were $25.5 billion and $27.2 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements.

•

The Company also had obligations under funding agreements with the FHLB of NY of $11.7 billion and $12.6 billion at December 31, 2011 and 2010, respectively, for MLIC, which are included in PABs. During the years ended December 31, 2011, 2010 and 2009, the Company issued $7.4 billion, $10.8 billion and $16.7 billion, respectively, and repaid $8.3 billion, $11.8 billion and $18.1 billion, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements. The liability for outstanding advances agreements entered into by MetLife Bank is expected to be transferred to MLIC in 2012 under newly executed funding agreements. MetLife Bank will transfer an agreed upon amount of cash as part of such transfer and the liability will be included in PABs for MLIC.

•

The Company had obligations under funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $450 million and $100 million at December 31, 2011 and 2010, respectively, for MICC, which are included in PABs. During the years ended December 31, 2011, 2010 and 2009, the Company issued $425 million, $0 and $0, respectively, and repaid $75 million, $225 million and $200 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements.

•

The Company had obligations under funding agreements with the FHLB of Des Moines of $220 million for MetLife Investors Insurance Company (“MLIIC”) and $475 million for General American Life Insurance Company (“GALIC”) at December 31, 2011, which are included in PABs. There were no funding agreements with the FHLB of Des Moines at December 31, 2010. During the year ended December 31, 2011, the Company issued $295 million and repaid $75 million of such funding agreements for MLIIC. During the year ended December 31, 2011, the Company issued $700 million and repaid $225 million of such funding agreements for GALIC. See Note 8 of the Notes to the Consolidated Financial Statements.

•

MLIC and MICC have each issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued was $2.8 billion at both December 31, 2011 and 2010, respectively, which is included in PABs. During the years ended December 31, 2011, 2010 and 2009, the Company issued $1.5 billion, $250 million and $0, respectively, and repaid $1.5 billion, $0 and $0, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements.

Outstanding Debt. The following table summarizes the outstanding debt of the Company at:

	December 31,
	2011	2010
	(In millions)
Short-term debt	$686	$306
Long-term debt (1)	$20,624	$20,766
Collateral financing arrangements	$4,647	$5,297
Junior subordinated debt securities	$3,192	$3,191

(1)	Excludes $3.1 billion and $6.8 billion at December 31, 2011 and 2010, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Consolidated Financial Statements.

Debt Issuances and Other Borrowings. During the years ended December 31, 2011, 2010 and 2009, MetLife Bank received advances related to long-term borrowings totaling $1.3 billion, $2.1 billion and $1.3 billion, respectively, from the FHLB of NY. During the years ended December 31, 2011, 2010 and 2009, MetLife Bank received advances related to short-term borrowings totaling $10.1 billion, $12.5 billion and $26.3 billion, respectively, from the FHLB of NY.

In connection with the financing of the Acquisition (see Note 2 of the Notes to the Consolidated Financial Statements), in November 2010, MetLife, Inc. issued to AM Holdings $3.0 billion in three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities” and the “Series E Debt Securities,” and, together, the “Debt Securities”), which constitute a part of the MetLife, Inc. common equity units (the “Equity Units”) more fully described in Note 14 of the Notes to the Consolidated Financial Statements. The Debt Securities are subject to remarketing, initially bear interest at 1.56%, 1.92% and 2.46%, respectively (an average rate of 1.98%), and carry initial maturity dates of June 15, 2023, June 15, 2024 and June 15, 2045, respectively. The interest rates will be reset in connection with the successful remarketings of the Debt Securities. Prior to the first scheduled attempted remarketing of the Series C Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2023. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2045.

In August 2010, in anticipation of the Acquisition, MetLife, Inc. issued senior notes as follows:

•	$1.0 billion senior notes due February 6, 2014, which bear interest at a fixed rate of 2.375%, payable semi-annually;

•	$1.0 billion senior notes due February 8, 2021, which bear interest at a fixed rate of 4.75%, payable semi-annually;

•	$750 million senior notes due February 6, 2041, which bear interest at a fixed rate of 5.875%, payable semi-annually; and

•	$250 million floating rate senior notes due August 6, 2013, which bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 1.25%, payable quarterly.

In connection with these offerings, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

In July 2009, MetLife, Inc. issued $500 million of junior subordinated debt securities with a final maturity of August 2069. Interest is payable semi-annually at a fixed rate of 10.75% up to, but not including, August 1, 2039, the scheduled redemption date. In the event the debt securities are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of three-month LIBOR plus a margin equal to 7.548%, payable quarterly in arrears. In connection with the offering, MetLife, Inc. incurred $5 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the securities. See Note 13 of the Notes to the Consolidated Financial Statements for a description of the terms of the junior subordinated debt securities.

In May 2009, MetLife, Inc. issued $1.3 billion of senior notes due June 1, 2016. The senior notes bear interest at a fixed rate of 6.75%, payable semi-annually. In connection with the offering, MetLife, Inc. incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

In March 2009, MetLife, Inc. issued $397 million of floating rate senior notes due June 2012 under the FDIC’s Temporary Liquidity Guarantee Program. The senior notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The senior notes are not redeemable prior to their maturity. In connection with the offering, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

In February 2009, MetLife, Inc. remarketed its existing $1.0 billion 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019. Interest on these senior debt securities is payable semi-annually. See “ — The Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.”

Collateral Financing Arrangements. As described more fully in Note 12 of the Notes to the Consolidated Financial Statements:

•

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of the closed block liabilities, entered into an agreement in 2007 with an unaffiliated financial institution that referenced the $2.5 billion aggregate principal amount of 35-year surplus notes by MRC. Under the agreement, MetLife, Inc. is entitled to the interest paid by MRC on the surplus notes of three-month LIBOR plus 0.55% in exchange for the payment of three-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below.

Under this agreement, MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes. MetLife, Inc. may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

In December 2011, following regulatory approval, MRC repurchased and canceled $650 million in aggregate principal amount of the surplus notes (the “Partial Repurchase”). Payments made by the Company in December 2011 associated with the Partial Repurchase, which also included payments made to the unaffiliated financial institution, totaled $650 million, exclusive of accrued interest on the surplus notes. At December 31, 2011 and 2010, the amount of the surplus notes outstanding was $1.9 billion and $2.5 billion, respectively.

At December 31, 2011 and 2010, the amount of the receivable from the unaffiliated financial institution was $241 million and $425 million, respectively. In June 2011, MetLife, Inc. received $100 million from the unaffiliated financial institution related to an increase in the estimated fair value of the surplus notes. No payments were made or received by MetLife, Inc. during 2010. During 2009, on a net basis, MetLife, Inc. received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes.

In addition, at December 31, 2011 and 2010, MetLife, Inc. had pledged collateral with an estimated fair value of $125 million and $49 million, respectively, to the unaffiliated financial institution.

•

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, entered into an agreement in 2007 with an unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2011 and 2010, no payments were made or received by MetLife, Inc. During 2009, MetLife, Inc. contributed $360 million, as a result of declines in the estimated fair value of the assets in the trusts. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2011 and 2010, MetLife, Inc. had pledged $92 million and $63 million under the agreement, respectively.

Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts. In February 2009, MetLife, Inc. closed the remarketing of the Series B portion of its junior subordinated debt securities originally issued in 2005. The Series B junior subordinated debt securities were modified as permitted by their terms to be 7.717% senior debt securities, Series B, due February 15, 2019. MetLife, Inc. did not receive any proceeds from the remarketing. The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts.

Credit and Committed Facilities. The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2011, the Company had outstanding $3.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $916 million at December 31, 2011.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At December 31, 2011, the Company had outstanding $5.4 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $4.2 billion at December 31, 2011.

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

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2011.

Preferred Stock.  See “ — The Company — Liquidity and Capital Uses — Dividends” for information on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B (collectively, the “Preferred Stock”).

Convertible Preferred Stock.  In November 2010, MetLife, Inc. issued to AM Holdings in connection with the financing of the Acquisition 6,857,000 shares of Series B contingent convertible junior participating non-cumulative perpetual preferred stock (the “Convertible Preferred Stock”) convertible into approximately 68,570,000 shares (valued at $40.90 per share at the time of the Acquisition) of MetLife, Inc.’s common stock (subject to anti-dilution adjustments) upon a favorable vote of MetLife, Inc.’s common stockholders. On March 8, 2011, MetLife, Inc. repurchased and canceled all of the Convertible Preferred Stock. See “— Common Stock” below.

Common Stock.  In November 2010, MetLife, Inc. issued to AM Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share. On March 8, 2011, AM Holdings sold the 78,239,712 shares of common stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its common stock at a price of $43.25 per share for gross proceeds of $3.0 billion. In connection with the offering of common stock, MetLife, Inc. incurred $16 million of issuance costs which have been recorded as a reduction of additional paid-in capital. The proceeds were used to repurchase the Convertible Preferred Stock.

In August 2010, in connection with the financing of the Acquisition, MetLife, Inc. issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3.6 billion. In connection with the offering of common stock, MetLife, Inc. incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in-capital.

In connection with the remarketing of the junior subordinated debt securities, in February 2009, MetLife, Inc. delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts. See “— The Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debt Securities and Settlement of Stock Purchase Contracts.”

During the years ended December 31, 2011 and 2010, 3,549,211 and 2,182,174 new shares of common stock were issued for $115 million and $74 million, respectively, to satisfy various stock option exercises and other stock-based awards. There were no new shares of common stock issued to satisfy the various stock option exercises and other stock-based awards during the year ended December 31, 2009. There were no shares of common stock issued from treasury stock during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, 332,121 shares and 861,586 shares of common stock were issued from treasury stock for $18 million and $46 million, respectively, to satisfy various stock option exercises and other stock-based awards.

Equity Units. On the Acquisition Date, MetLife, Inc. issued to AM Holdings in connection with the financing of the Acquisition $3.0 billion aggregate stated amount of Equity Units. On March 8, 2011, concurrently with the public offering of common stock by MetLife, Inc., AM Holdings sold all the Equity Units in a public offering. The terms and conditions of the Equity Units were unaffected by the resulting transfers of ownership. The Equity

Units, which are mandatorily convertible securities, will initially consist of (i) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (expected to be approximately two, three and four years after closing of the Acquisition) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) and (ii) an interest in each of three series of Debt Securities of MetLife, Inc. The value of the purchase contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities. At future dates, the Series C, D and E Debt Securities will be subject to remarketing and sold to investors. Holders of the Equity Units who elect to include their Debt Securities in a remarketing can use the proceeds thereof to meet their obligations under the purchase contracts.

See Note 14 of the Notes to the Consolidated Financial Statements for further discussion of the Equity Units.

Liquidity and Capital Uses

Acquisitions.  Cash outflows for acquisitions during the years ended December 31, 2011 and 2010 were $233 million and $7.2 billion, respectively. During the year ended December 31, 2009, there were no cash outflows for acquisitions. See Note 2 of the Notes to the Consolidated Financial Statements for information regarding certain of these acquisitions.

Debt Repayments.  In December 2011, MetLife, Inc. repaid its $750 million senior note with an interest rate of 6.13%. During the years ended December 31, 2011, 2010 and 2009, MetLife Bank made repayments of $750 million, $349 million and $497 million, respectively, to the FHLB of NY related to long-term borrowings. During the years ended December 31, 2011, 2010 and 2009, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $9.7 billion, $12.9 billion and $26.4 billion, respectively. During the year ended December 31, 2009, MetLife Bank made repayments of $21.2 billion to the FRB of NY and MICC made repayments of $300 million to the FHLB of Boston, each related to short-term borrowings.

Debt Repurchases.  We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined in the Company’s discretion. In December 2011, following regulatory approval, the Company repurchased $650 million in aggregate principal amount of the surplus notes included in collateral financing arrangements.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2011 and 2010, general account surrenders and withdrawals from annuity products were $4.1 billion and $3.8 billion, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at December 31, 2011 there were $2.4 billion of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder was subject to a notice period of five months or greater. An additional $188 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days. See “ — The Company — Liquidity and Capital Uses — Contractual Obligations.”

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 25, 2011	November 9, 2011	December 14, 2011	$0.74	$787
October 26, 2010	November 9, 2010	December 14, 2010	0.74	784	(1)
October 29, 2009	November 9, 2009	December 14, 2009	0.74	610

(1)	Includes dividends on convertible preferred stock issued in November 2010. See “ — The Company — Liquidity and Capital Sources — Convertible Preferred Stock.”

Common stock dividend decisions are determined by MetLife, Inc.’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions by MetLife, Inc. to its security holders is subject to regulation by the Federal Reserve. See “Business — U.S. Regulation — Financial Holding Company Regulation” and Note 18 of the Notes to the Consolidated Financial Statements.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for Preferred Stock is as follows for the years ended December 31, 2011, 2010 and 2009:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate

			(In millions, except per share data)
November 15, 2011	November 30, 2011	December 15, 2011	$0.2527777	$ 7	$0.4062500	$ 24
August 15, 2011	August 31, 2011	September 15, 2011	$0.2555555	$ 6	$0.4062500	$ 24
May 16, 2011	May 31, 2011	June 15, 2011	$0.2555555	7	$0.4062500	24
March 7, 2011	February 28, 2011	March 15, 2011	$0.2500000	6	$0.4062500	24

				$ 26		$ 96

November 15, 2010	November 30, 2010	December 15, 2010	$0.2527777	$ 7	$0.4062500	$ 24
August 16, 2010	August 31, 2010	September 15, 2010	$0.2555555	6	$0.4062500	24
May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	7	$0.4062500	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$ 26		$ 96

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$ 7	$0.4062500	$ 24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$ 26		$ 96

Share Repurchases.  At December 31, 2011, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information relating to such authorizations. During the years ended December 31, 2011, 2010 and 2009, the Company did not repurchase any shares.

Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — U.S. Regulation — Financial Holding Company Regulation.”

Residential Mortgage Loans Held-for-Sale.  At December 31, 2011 and 2010, the Company held $15.2 billion and $3.3 billion, respectively, in residential mortgage loans held-for-sale. From time to time, MetLife Bank has an increased cash need to fund mortgage loans that it holds generally for a relatively short period before selling to one of the government-sponsored enterprises such as FNMA or FHLMC. To meet these increased funding requirements, as well as to increase overall liquidity, MetLife Bank takes advantage of collateralized borrowing opportunities with the FRB of NY and the FHLB of NY. For further detail on MetLife Bank’s use of these funding sources, see “ — The Company — Liquidity and Capital Sources — Global Funding Sources.” Securitized reverse residential mortgage loans were funded through issuance of GNMA securities, for which the corresponding liability at December 31, 2011 of $7.7 billion is included in other liabilities.

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. At December 31, 2011 and 2010, the Company was obligated to return cash collateral under its control of $9.5 billion and $2.6 billion, respectively. See “— Investments — Derivative Financial Instruments — Credit Risk.” With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $83 million at December 31, 2011. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $24.2 billion and $24.6 billion at December 31, 2011 and 2010, respectively. Of these amounts, $2.7 billion and $2.8 billion at December 31, 2011 and 2010, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2011 was $2.7 billion, of which $2.6 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at December 31, 2011:

	Total (1)	One Year or Less (1)	More than One Year to Three Years (1)	More than Three Years to Five Years (1)	More than Five Years (1)
	(In millions)
Future policy benefits	$317,340	$6,348	$10,561	$13,444	$286,987
Policyholder account balances	295,341	33,909	48,569	32,605	180,258
Other policyholder liabilities	12,188	7,997	390	150	3,651
Payables for collateral under securities loaned and other transactions	33,716	33,716	—	—	—
Bank deposits	10,575	9,309	1,218	48	—
Short-term debt	686	686	—	—	—
Long-term debt	30,054	2,390	4,804	6,126	16,734
Collateral financing arrangements	6,106	67	135	133	5,771
Junior subordinated debt securities	9,933	258	517	516	8,642
Commitments to lend funds	15,065	13,736	101	93	1,135
Operating leases	2,052	337	481	317	917
Other	25,324	24,850	31	—	443

Total	$758,380	$133,603	$66,807	$53,432	$504,538

(1)

The contractual obligations have not been adjusted for businesses expected to be divested in 2012, which are categorized according to the future timing of such obligations irrespective of the corresponding divestitures. See “— MetLife, Inc. — Capital” and Note 2 of the Notes to the Consolidated Financial Statements.

Future policy benefits — Future policy benefits include liabilities related to traditional whole life policies, term life policies, pension closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policy benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $4.6 billion have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $1.5 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above, especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category includes estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $317.3 billion exceeds the liability amount of $184.3 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

For the majority of the Company’s insurance operations, estimated contractual obligations for future policy benefits and policyholder account balance liabilities as presented in the table above are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. (See “— Policyholder account balances” below.)

Actual cash payments to policyholders may differ significantly from the liabilities as presented in the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.

Policyholder account balances — PABs include liabilities related to conventional guaranteed interest contracts, guaranteed interest contracts associated with formal offering programs, funding agreements, individual and group annuities, total control accounts, individual and group universal life, variable universal life and company-owned life insurance.

Included within PABs are contracts where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to policies where the Company is currently making payments and will continue to do so, as well as those where the timing of the payments has been determined by the contract. Other contracts involve payment obligations where the timing of future payments is uncertain and where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death, or where the occurrence of the payment triggering event, such as a surrender of or partial withdrawal on a policy or deposit contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Excess interest reserves representing purchase accounting adjustments of $381 million, as well as $4.3 billion relating to embedded derivatives, have been excluded from amounts presented in the table above as they represent accounting conventions and not contractual obligations.

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

The sum of the estimated cash flows shown for all years in the table of $295.3 billion exceeds the liability amount of $217.7 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under “— Future policy benefits” above regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and PABs.

Other policyholder liabilities — Other policyholder liabilities are comprised of other policy-related balances, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these balances are as follows:

a.

Other policy-related balances includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue and negative VOBA of $2.3 billion and $3.6 billion, respectively, have been excluded from the cash payments presented in the table above because they reflect accounting conventions and not contractual obligations. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policy-related balances is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the one year or less category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

b.

Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the one year or less category at the amount of the liability presented in the consolidated balance sheet.

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

Payables for collateral under securities loaned and other transactions — The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $2.9 billion at December 31, 2011.

Bank deposits — Bank deposits of $10.6 billion exceed the amount on the balance sheet of $10.5 billion due to the inclusion of estimated interest payments. Liquid deposits, including demand deposit accounts, money market accounts and savings accounts, are assumed to mature at carrying value within one year. Certificates of deposit are assumed to pay all interest and principal at maturity.

Short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities — Amounts presented in the table above for short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities differ from the balances presented on the consolidated balance sheet, as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include future interest on such obligations as described below.

Short-term debt consists of borrowings with original maturities of one year or less carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the principal amounts due upon maturity plus the related future interest for the period from January 1, 2012 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2012 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2011 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $1 million, $6 million, $2 million and $28 million, in the one year or less, more than one year to three years, more than three years to five years and more than five years categories, respectively. Long-term debt presented in the table above excludes $3.1 billion at December 31, 2011 of long-term debt relating to CSEs.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2012 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2011 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, MetLife, Inc. may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Junior subordinated debt securities bear interest at fixed interest rates through their respective redemption dates. Future interest was computed using the stated rates on the obligations for the period from January 1, 2012 through the scheduled redemption dates, as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity dates would increase the contractual obligation by $7.7 billion.

Commitments to lend funds — The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category in the table above. See Note 16 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”

Operating leases — As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See Note 16 of the Notes to the Consolidated Financial Statements.

Other — Other liabilities presented in the table above are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, the liability related to securitized reverse residential mortgage loans, and general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the one year or less category.

The other liabilities presented in the table above differ from the amount presented in the consolidated balance sheet by $5.6 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $205 million expected to be made by the Company to the pension plan in 2012 and the contributions of $109 million expected to be made by the Company to the postretirement benefit plans during 2012. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of MetLife, Inc. with little impact on MetLife, Inc.’s cash flows.

Excluded from the table above are unrecognized tax benefits and related accrued interest of $679 million and $235 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations were not material to its consolidated results of operations or financial position at December 31, 2011.

Additionally, the Company has agreements in place for services it conducts, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.

Support Agreements. MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

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

MetLife, Inc.

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, all of MetLife, Inc.’s and MetLife Bank’s risk-based and leverage capital ratios met the federal banking regulatory agencies, “well capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, such as the enhanced prudential standards under proposed Regulation YY, if adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “Business — U.S. Regulation,” “— Industry Trends” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution, it would once again be regulated by the Federal Reserve (including its capital requirements) and may be subject to enhanced supervision and prudential standards. In October 2011, the FSOC issued a notice of proposed rulemaking outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be so subject. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors. For further information, see “— Industry Trends.”

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.

RBC Ratios — Bank Holding Company

			Regulatory Requirements Minimum	Regulatory Requirements “Well Capitalized”
	December 31,
	2011	2010
Total RBC Ratio	10.25%	8.52%	8.00%	10.00%
Tier 1 RBC Ratio	9.98%	8.21%	4.00%	6.00%
Tier 1 Leverage Ratio	5.32%	5.11%	4.00%	N/A
Tier 1 Common Ratio	9.39%	6.97%	N/A	N/A

MetLife Bank

RBC Ratios — Bank

			Regulatory Requirements Minimum	Regulatory Requirements “Well Capitalized”
	December 31,
	2011	2010
Total RBC Ratio	12.55%	15.00%	8.00%	10.00%
Tier 1 RBC Ratio	12.54%	14.16%	4.00%	6.00%
Tier 1 Leverage Ratio	5.27%	7.14%	4.00%	5.00%
Tier 1 Common Ratio	9.72%	13.56%	N/A	N/A

Summary of Primary Sources and Uses of Liquidity and Capital. For information regarding the primary sources and uses of MetLife, Inc.’s liquidity and capital, see “— The Company — Capital — Summary of Primary Sources and Uses of Liquidity and Capital.”

Liquidity and Capital

Liquidity and capital are managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and are provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through credit and committed facilities. MetLife, Inc. is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of MetLife, Inc.’s liquidity and capital management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile and capital structure. A disruption in the financial markets could limit MetLife, Inc.’s access to liquidity.

MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “— The Company — Capital — Rating Agencies.”

Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on MetLife, Inc.’s liquidity.

Liquidity and Capital Sources

Dividends from Subsidiaries. MetLife, Inc. relies in part on dividends from its subsidiaries to meet its cash requirements. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the end of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions, goodwill and surplus notes.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2012		2011				2010				2009
Company	Permitted w/o Approval (1)		Paid (2)		Permitted w/o Approval (3)		Paid (2)		Permitted w/o Approval (3)		Paid (2)		Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,350		$1,321	(4)	$1,321		$631	(4)	$1,262			$—		$552
American Life Insurance Company	$168	(5)	$661		$661	(5)	$—	(6)	$511	(5)	$	N/A	$	N/A
MetLife Insurance Company of Connecticut	$504		$517		$517		$330		$659			$—		$714
Metropolitan Property and Casualty Insurance Company	$—		$30		$—		$260		$—			$300		$9
Metropolitan Tower Life Insurance Company	$82		$80		$80		$569	(7)	$93			$—		$88
MetLife Investors Insurance Company	$18		$—		$—		$—		$—			$—		$—
Delaware American Life Insurance Company	$12		$—		$—		$—		$—		$	N/A	$	N/A

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval.

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to MetLife, Inc. of $170 million and $399 million during the years ended December 31, 2011 and 2010, respectively.

(5)	Reflects approximate dividend amounts permitted to be paid without prior regulatory approval.

(6)	Reflects the respective dividends paid since the Acquisition Date. See Note 2 of the Notes to the Consolidated Financial Statements.

(7)	Includes shares of an affiliate distributed to MetLife, Inc. as an in-kind dividend of $475 million.

In addition to the amounts presented in the table above, for the years ended December 31, 2011, 2010 and 2009, cash dividends in the aggregate amount of $139 million, $0 and $215 million, respectively, were paid to MetLife, Inc. by certain of its other subsidiaries. Additionally, for the years ended December 31, 2011, 2010 and 2009, MetLife, Inc. received cash of $771 million, $54 million and $0, respectively, representing returns of capital.

The dividend capacity of our non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of our non-U.S. operations, including Japan’s Financial Services Agency, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. subsidiaries are second tier subsidiaries which are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow into MetLife, Inc.

The Company’s management actively manages its target and excess capital levels and dividend flows on a proactive basis and forecasts local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. Management of MetLife, Inc. cannot provide assurances that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See Note 18 of the Notes to the Consolidated Financial Statements.

Liquid Assets. An integral part of MetLife, Inc.’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At December 31, 2011 and 2010, MetLife, Inc. had $4.2 billion and $2.8 billion, respectively, in liquid assets. In addition, MetLife, Inc. has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At December 31, 2011 and 2010, MetLife, Inc. had pledged $449 million and $362 million, respectively, of liquid assets under collateral support agreements.

Dispositions. Cash proceeds from dispositions during the years ended December 31, 2011, 2010 and 2009 were $180 million, $0 and $130 million, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for information regarding certain of these dispositions.

Global Funding Sources. Liquidity is also provided by a variety of short-term instruments, including commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of MetLife, Inc.’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of MetLife, Inc.’s liquidity include programs for short-term and long-term borrowing, as needed.

We continuously monitor and adjust our liquidity and capital plans in light of changing requirements and market conditions.

Long-term Debt. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2011	2010
	(In millions)
Long-term debt — unaffiliated	$15,666	$16,258
Long-term debt — affiliated (1)	$500	$665
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)	Includes $165 million of affiliated senior notes associated with bonds held by ALICO at December 31, 2010. Such bonds were sold to a third party in the second quarter of 2011.

Short-term Debt. MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both December 31, 2011 and 2010. There was no short-term debt activity in both 2011 and 2010. During the year ended December 31, 2009, the weighted average interest rate on short-term debt, comprised only of commercial paper, was 1.25%. During the year ended December 31, 2009, the average daily balance on short-term debt was $5 million, and the average days outstanding was six days.

Debt Issuances and Other Borrowings. For information on MetLife, Inc.’s debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Senior Notes. The following table summarizes MetLife, Inc.’s outstanding senior notes series by maturity date, excluding any premium or discount, at December 31, 2011:

Maturity Date	Principal	Interest Rate
	(In millions)
2012	$400	5.38%
2012	$397	three-month LIBOR + .032%
2013	$500	5.00%
2013	$250	three-month LIBOR + 1.25%
2014	$350	5.50%
2014	$1,000	2.38%
2015	$1,000	5.00%
2016	$1,250	6.75%
2018	$1,035	6.82%
2018 (1)	$500	1.56%
2018 (2)	$500	2.46%
2019	$1,035	7.72%
2020	$729	5.25%
2021	$1,000	4.75%
2023 (1)	$500	1.56%
2024	$1,000	1.92%
2024	$673	5.38%
2032	$600	6.50%
2033	$200	5.88%
2034	$750	6.38%
2035	$1,000	5.70%
2041	$750	5.88%
2045 (2)	$500	2.46%

(1)	Represents one of two tranches comprising the Series C Debt Securities.

(2)	Represents one of two tranches comprising the Series E Debt Securities.

Collateral Financing Arrangements. For information on MetLife, Inc.’s collateral financing arrangements, see “— The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” and Note 12 of the Notes to the Consolidated Financial Statements.

Credit and Committed Facilities. At December 31, 2011, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2011, MetLife, Inc. had outstanding $3.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $916 million at December 31, 2011.

MetLife, Inc. maintains committed facilities with a capacity of $300 million. At December 31, 2011, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at December 31, 2011. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at December 31, 2011. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See Note 11 of the Notes to the Consolidated Financial Statements for further detail on these facilities.

Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at December 31, 2011.

Preferred Stock, Convertible Preferred Stock, Common Stock and Equity Units.  For information on preferred stock, convertible preferred stock, common stock and equity units issued by MetLife, Inc., see “— The Company — Liquidity and Capital Sources — Preferred Stock,” “— Convertible Preferred Stock,” “— Common Stock,” and “— Equity Units,” respectively.

Liquidity and Capital Uses

The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our asset portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.

Acquisitions.  During the years ended December 31, 2011 and 2009, there were no cash outflows for acquisitions. Cash outflows for acquisitions during the year ended December 31, 2010 were $7.2 billion. See Note 2 of the Notes to the Consolidated Financial Statements for information regarding certain of these acquisitions.

Affiliated Capital Transactions.  During the years ended December 31, 2011, 2010 and 2009, MetLife, Inc. invested an aggregate of $1.9 billion, $699 million (excludes the Acquisition) and $986 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

			December 31,
Subsidiaries	Interest Rate	Maturity Date	2011	2010
			(In millions)
Metropolitan Life Insurance Company (1)	Six-month LIBOR + 1.80%	December 31, 2011	$—	$775
Metropolitan Life Insurance Company (2)	7.13%	December 15, 2032	—	400
Metropolitan Life Insurance Company (2)	7.13%	January 15, 2033	—	100

Total			$—	$1,275

(1)	In April 2011, MLIC repaid in cash the $775 million surplus note issued to MetLife, Inc. in December 2009. The early redemption was approved by the New York Superintendent of Insurance.

(2)	On December 15, 2011, MLIC repaid in cash the $400 million and $100 million capital notes issued to MetLife, Inc. in December 2002.

In September and November 2011, American Life issued notes to MetLife, Inc. for $100 million and $270 million, respectively. American Life repaid both notes during the fourth quarter of 2011.

Debt Repayments.  In December 2011, MetLife, Inc. repaid the $750 million senior note with an interest rate of 6.13%. MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2012. See “— MetLife, Inc. — Liquidity and Capital Sources — Senior Notes.”

Support Agreements.  MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In June 2011, MetLife, Inc. guaranteed the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan branch.

Prior to the sale in April 2011 of its 50% interest in MSI MetLife to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter Reassurance Company, Ltd. (“Exeter”), under a reinsurance agreement with MSI MetLife, under which Exeter reinsures variable annuity business written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife as described in Note 2 of the Notes to the Consolidated Financial Statements.

In March 2011, MetLife, Inc. guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

In November 2010, MetLife, Inc. guaranteed the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

In January 2010, MetLife, Inc. guaranteed the obligations of MoRe, under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities that it assumed from MLIC.

In December 2009, MetLife, Inc., in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings” and Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. See “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings” and Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. has net worth maintenance agreements with two of its insurance subsidiaries, MLIIC and First MetLife Investors Insurance Company. Under these agreements, as subsequently amended, MetLife, Inc. agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.

MetLife, Inc. also guarantees the obligations of a number of its subsidiaries under credit facilities with third-party banks. See Note 11 of the Notes to the Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Subsequent Events

See Note 24 of the Notes to the Consolidated Financial Statements.

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

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee including the following voting members: the Chief Financial Officer, the Chief Investment Officer and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

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

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios and liabilities are the Euro, the Japanese yen, the British pound, the Mexican peso and the Canadian dollar. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities.

Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Japanese yen, the Polish zloty, the Mexican peso, the British pound, the Australian dollar, the Euro, the Korean won and the Canadian dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”

Equity Market.  The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity market risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

MetLife uses foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and the volatility of net income associated with its investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity market risk is realized through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to mitigate its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2011. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2011:

December 31, 2011
(In millions)
Non-trading:
Interest rate risk	$4,319
Foreign currency exchange rate risk	$4,547
Equity market risk	$37
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$486

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (3)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$350,271	$(4,941)
Equity securities		3,023	—
Trading and other securities		18,268	(5)
Mortgage loans:
Held-for-investment		59,560	(220)
Held-for-sale		7,526	(35)

Mortgage loans, net		67,086	(255)
Policy loans		14,213	(125)
Real estate joint ventures (1)		183	—
Other limited partnership interests (1)		1,656	—
Short-term investments		17,310	(1)
Other invested assets:
Mortgage servicing rights		666	54
Other		1,434	—
Cash and cash equivalents		10,461	(1)
Accrued investment income		4,344	—
Premiums, reinsurance and other receivables		5,232	(227)
Other assets		308	(10)
Net embedded derivatives within asset host contracts (2)		363	(17)
Mortgage loan commitments	$4,129	3	(2)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,432	51	—

Total Assets			$(5,530)

Liabilities:
Policyholder account balances		$153,304	$740
Payables for collateral under securities loaned and other transactions		33,716	—
Bank deposits		10,507	—
Short-term debt		686	—
Long-term debt		22,514	186
Collateral financing arrangements		4,136	—
Junior subordinated debt securities		3,491	105
Other liabilities:
Trading liabilities		127	2
Other		4,087	25
Net embedded derivatives within liability host contracts (2)		4,584	1,677

Total Liabilities			$2,735

Derivative Instruments:
Interest rate swaps	$79,733	$6,042	$(1,049)
Interest rate floors	$23,866	1,081	(89)
Interest rate caps	$49,665	102	25
Interest rate futures	$14,965	6	(103)
Interest rate options	$16,988	890	(200)
Interest rate forwards	$14,033	195	(31)
Synthetic GICs	$4,454	—	—
Foreign currency swaps	$16,461	112	14
Foreign currency forwards	$10,149	140	1
Currency futures	$633	—	—
Currency options	$1,321	6	—
Credit default swaps	$13,136	213	—
Credit forwards	$20	4	—
Equity futures	$7,053	16	—
Equity options	$17,099	3,084	(90)
Variance swaps	$18,801	322	(7)
Total rate of return swaps	$1,644	(24)	—

Total Derivative Instruments			$(1,529)

Net Change			$(4,324)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

Interest rate risk has decreased by $1.1 billion, or 20%, to $4.3 billion at December 31, 2011 from $5.4 billion at December 31, 2010. The decrease in risk is primarily due to a large decline in interest rates across the long end of the swaps and U.S. Treasury curves which decreased risk by $1.8 billion. This decrease in risk was partially offset by a change in the net asset and liability bases of $590 million and the yield impact to long term debt of $230 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$350,271	$(7,945)
Equity securities		3,023	(106)
Trading and other securities		18,268	(486)
Mortgage loans:
Held-for-investment		59,560	(450)
Held-for-sale		7,526	—

Mortgage loans, net		67,086	(450)
Policy loans		14,213	(187)
Other limited partnership interests		1,656	(10)
Short-term investments		17,310	(204)
Other invested assets:
Mortgage servicing rights		666	—
Other		1,434	(62)
Cash and cash equivalents		10,461	(135)
Accrued investment income		4,344	(7)
Premiums, reinsurance and other receivables		5,232	(162)
Other assets		308	(7)

Total Assets			$(9,761)

Liabilities:
Policyholder account balances		$153,304	$3,375
Bank deposits		10,507	—
Long-term debt		22,514	126
Payable for collateral under securities loaned and other transactions		33,716	3
Other liabilities		4,087	163
Net embedded derivatives within liability host contracts (2)		4,584	476

Total Liabilities			$4,143

Derivative Instruments:
Interest rate swaps	$79,733	$6,042	$(41)
Interest rate floors	$23,866	1,081	—
Interest rate caps	$49,665	102	—
Interest rate futures	$14,965	6	(3)
Interest rate options	$16,988	890	(17)
Interest rate forwards	$14,033	195	—
Synthetic GICs	$4,454	—	—
Foreign currency swaps	$16,461	112	736
Foreign currency forwards	$10,149	140	46
Currency futures	$633	—	(53)
Currency options	$1,321	6	29
Credit default swaps	$13,136	213	—
Credit forwards	$20	4	—
Equity futures	$7,053	16	(3)
Equity options	$17,099	3,084	(109)
Variance swaps	$18,801	322	—
Total rate of return swaps	$1,644	(24)	—

Total Derivative Instruments			$585

Net Change			$(5,033)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $1.0 billion, to $5.0 billion at December 31, 2011 from $4.0 billion at December 31, 2010. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities) of $1.6 billion due to higher net exposures primarily to the British pound, the Australian dollar and the Japanese yen. This was partially offset by an increase in the foreign exposure related to PABs and other liabilities and the use of derivatives employed by the Company of $274 million and $280 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$3,023	$346
Other invested assets:
Net embedded derivatives within asset host contracts (2)		363	(17)

Total Assets			$329

Liabilities:
Policyholder account balances		$153,304	$—
Bank deposits		10,507	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		4,584	739

Total Liabilities			$739

Derivative Instruments:
Interest rate swaps	$79,733	$6,042	$—
Interest rate floors	$23,866	1,081	—
Interest rate caps	$49,665	102	—
Interest rate futures	$14,965	6	—
Interest rate options	$16,988	890	—
Interest rate forwards	$14,033	195	—
Synthetic GICs	$4,454	—	—
Foreign currency swaps	$16,461	112	—
Foreign currency forwards	$10,149	140	—
Currency futures	$633	—	—
Currency options	$1,321	6	—
Credit default swaps	$13,136	213	—
Credit forwards	$20	4	—
Equity futures	$7,053	16	(680)
Equity options	$17,099	3,084	(286)
Variance swaps	$18,801	322	13
Total rate of return swaps	$1,644	(24)	(152)

Total Derivative Instruments			$(1,105)

Net Change			$(37)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

During the fourth quarter of 2011, the analysis of the impact of a 10% change (increase or decrease) in equity prices determined that due to a change in the portfolio composition of derivatives employed by the Company, an increase of 10% had the most adverse effect on our equity risk while the prior year end’s analysis of equity prices shows a decrease of 10% had the most adverse effect.

Equity price risk increased by $23 million to $37 million at December 31, 2011 from $14 million at December 31, 2010. This increase is primarily due to a change in the portfolio composition of derivatives employed by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

MetLife, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In millions, except share and per share data)

	2011	2010
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $329,811 and $317,617, respectively; includes $3,225 and $3,330, respectively, relating to variable interest entities)	$350,271	$324,797
Equity securities available-for-sale, at estimated fair value (cost: $3,208 and $3,621, respectively)	3,023	3,602
Trading and other securities, at estimated fair value (includes $473 and $463, respectively, of actively traded securities; and $280 and $387, respectively, relating to variable interest entities)	18,268	18,589
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $481 and $664, respectively; includes $3,187 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	56,915	58,976
Held-for-sale, principally at estimated fair value (includes $10,716 and $2,510, respectively, under the fair value option)	15,178	3,321

Mortgage loans, net	72,093	62,297
Policy loans	11,892	11,761
Real estate and real estate joint ventures (includes $15 and $10, respectively, relating to variable interest entities)	8,563	8,030
Other limited partnership interests (includes $259 and $298, respectively, relating to variable interest entities)	6,378	6,416
Short-term investments, principally at estimated fair value	17,310	9,384
Other invested assets, principally at estimated fair value (includes $98 and $104, respectively, relating to variable interest entities)	23,628	15,430

Total investments	511,426	460,306
Cash and cash equivalents, principally at estimated fair value (includes $176 and $69, respectively, relating to variable interest entities)	10,461	12,957
Accrued investment income (includes $16 and $34, respectively, relating to variable interest entities)	4,344	4,328
Premiums, reinsurance and other receivables (includes $12 and $2, respectively, relating to variable interest entities)	22,481	19,799
Deferred policy acquisition costs and value of business acquired	27,971	27,092
Goodwill	11,935	11,781
Other assets (includes $5 and $6, respectively, relating to variable interest entities)	7,984	8,174
Assets of subsidiaries held-for-sale	—	3,331
Separate account assets	203,023	183,138

Total assets	$799,625	$730,906

Liabilities and Equity
Liabilities
Future policy benefits	$184,252	$170,912
Policyholder account balances	217,700	210,757
Other policy-related balances	15,599	15,750
Policyholder dividends payable	774	830
Policyholder dividend obligation	2,919	876
Payables for collateral under securities loaned and other transactions	33,716	27,272
Bank deposits	10,507	10,316
Short-term debt	686	306
Long-term debt (includes $3,068 and $6,902, respectively, at estimated fair value, relating to variable interest entities)	23,692	27,586
Collateral financing arrangements	4,647	5,297
Junior subordinated debt securities	3,192	3,191
Current income tax payable	193	297
Deferred income tax liability	7,535	1,856
Other liabilities (includes $60 and $93, respectively, relating to variable interest entities; and $7,626 and $0, respectively, under the fair value option)	30,914	20,366
Liabilities of subsidiaries held-for-sale	—	3,043
Separate account liabilities	203,023	183,138

Total liabilities	739,349	681,793

Contingencies, Commitments and Guarantees (Note 16)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	105	117

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 0 and 6,857,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,061,150,915 and 989,031,704 shares issued at December 31, 2011 and 2010, respectively; 1,057,957,028 and 985,837,817 shares outstanding at December 31, 2011 and 2010, respectively	11	10
Additional paid-in capital	26,782	26,423
Retained earnings	27,289	21,363
Treasury stock, at cost; 3,193,887 shares at December 31, 2011 and 2010	(172)	(172)
Accumulated other comprehensive income (loss)	5,886	1,000

Total MetLife, Inc.’s stockholders’ equity	59,797	48,625
Noncontrolling interests	374	371

Total equity	60,171	48,996

Total liabilities and equity	$799,625	$730,906

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(In millions, except per share data)

	2011	2010	2009
Revenues
Premiums	$36,361	$27,071	$26,157
Universal life and investment-type product policy fees	7,806	6,028	5,197
Net investment income	19,606	17,511	14,741
Other revenues	2,532	2,328	2,329
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(924)	(682)	(2,432)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(31)	212	939
Other net investment gains (losses)	88	62	(1,408)

Total net investment gains (losses)	(867)	(408)	(2,901)
Net derivative gains (losses)	4,824	(265)	(4,866)

Total revenues	70,262	52,265	40,657

Expenses
Policyholder benefits and claims	35,457	29,185	28,003
Interest credited to policyholder account balances	5,603	4,919	4,845
Policyholder dividends	1,446	1,485	1,649
Other expenses	17,730	12,764	10,521

Total expenses	60,236	48,353	45,018

Income (loss) from continuing operations before provision for income tax	10,026	3,912	(4,361)
Provision for income tax expense (benefit)	3,075	1,165	(2,025)

Income (loss) from continuing operations, net of income tax	6,951	2,747	(2,336)
Income (loss) from discontinued operations, net of income tax	20	39	58

Net income (loss)	6,971	2,786	(2,278)
Less: Net income (loss) attributable to noncontrolling interests	(10)	(4)	(32)

Net income (loss) attributable to MetLife, Inc.	6,981	2,790	(2,246)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	146	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$6,713	$2,668	$(2,368)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.32	$2.98	$(2.96)

Diluted	$6.27	$2.96	$(2.96)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.34	$3.02	$(2.89)

Diluted	$6.29	$3.00	$(2.89)

Cash dividends declared per common share	$0.74	$0.74	$0.74

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity

For the Year Ended December 31, 2011

(In millions)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$-	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Redemption of convertible preferred stock		-		(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance — newly issued shares			1	2,949							2,950		2,950
Stock-based compensation				215							215		215
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(787)						(787)		(787)
Change in equity of noncontrolling interests												38	38
Comprehensive income (loss):
Net income (loss)					6,981						6,981	3	6,984
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							1,022				1,022		1,022
Unrealized investment gains (losses), net of related offsets and income tax							4,542	(75)			4,467	(5)	4,462
Foreign currency translation adjustments, net of income tax									(109)		(109)	(33)	(142)
Defined benefit plans adjustment, net of income tax										(494)	(494)		(494)

Other comprehensive income (loss)											4,886	(38)	4,848

Comprehensive income (loss)											11,867	(35)	11,832

Balance at December 31, 2011	$1	$-	$11	$26,782	$27,289	$(172)	$8,920	$(441)	$(650)	$(1,943)	$59,797	$374	$60,171

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of ($13) million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)

For the Year Ended December 31, 2010

(In millions)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2009	$1	$—	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(12)		31	11			30		30

Balance at January 1, 2010	1	—	8	16,859	19,489	(190)	(786)	(502)	(183)	(1,545)	33,151	377	33,528
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(10)		10				—		—
Convertible preferred stock issuance		—		2,805							2,805		2,805
Common stock issuance — newly issued shares related to business acquisition			2	6,727							6,729		6,729
Issuance of stock purchase contracts related to common equity units				(69)							(69)		(69)
Stock-based compensation				101		18					119		119
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(784)						(784)		(784)
Change in equity of noncontrolling interests												(9)	(9)
Comprehensive income (loss):
Net income (loss)					2,790						2,790	(2)	2,788
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax							11				11		11
Unrealized investment gains (losses), net of related offsets and income tax							4,121	136			4,257	(3)	4,254
Foreign currency translation adjustments, net of income tax									(358)		(358)	8	(350)
Defined benefit plans adjustment, net of income tax										96	96		96

Other comprehensive income (loss)											4,006	5	4,011

Comprehensive income (loss)											6,796	3	6,799

Balance at December 31, 2010	$1	$—	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of ($2) million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)

For the Year Ended December 31, 2009

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of change in accounting principle, net of income tax (Note 1)				76			(76)			—		—
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			(7)		14					7		7
Stock-based compensation			20		32					52		52
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(610)						(610)		(610)
Change in equity of noncontrolling interests											169	169
Comprehensive income (loss):
Net income (loss)				(2,246)						(2,246)	(32)	(2,278)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(116)				(116)		(116)
Unrealized investment gains (losses), net of related offsets and income tax						11,863	(437)			11,426	(11)	11,415
Foreign currency translation adjustments, net of income tax								63		63		63
Defined benefit plans adjustment, net of income tax									(102)	(102)		(102)

Other comprehensive income (loss)										11,271	(11)	11,260

Comprehensive income (loss)										9,025	(43)	8,982

Balance at December 31, 2009	$1	$8	$16,859	$19,501	$(190)	$(817)	$(513)	$(183)	$(1,545)	$33,121	$377	$33,498

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$6,971	$2,786	$(2,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	679	585	520
Amortization of premiums and accretion of discounts associated with investments, net	(477)	(1,078)	(967)
(Gains) losses on investments and derivatives and from sales of businesses, net	(3,181)	854	7,715
(Income) loss from equity method investments, net of dividends or distributions	315	48	1,279
Interest credited to policyholder account balances	5,603	4,925	4,852
Interest credited to bank deposits	95	137	163
Universal life and investment-type product policy fees	(7,806)	(6,037)	(5,218)
Change in trading and other securities	648	(1,369)	(1,152)
Change in residential mortgage loans held-for-sale, net	(4,530)	(487)	(800)
Change in mortgage servicing rights	(60)	(165)	(687)
Change in accrued investment income	525	(206)	(110)
Change in premiums, reinsurance and other receivables	58	(1,023)	(1,653)
Change in deferred policy acquisition costs, net	(1,397)	(541)	(1,837)
Change in income tax recoverable (payable)	2,022	1,292	(2,614)
Change in other assets	2,360	1,948	(660)
Change in insurance-related liabilities and policy-related balances	7,068	6,489	6,401
Change in other liabilities	1,136	(315)	865
Other, net	261	153	(16)

Net cash provided by operating activities	10,290	7,996	3,803

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	104,302	86,529	64,428
Equity securities	2,006	1,371	2,545
Mortgage loans	13,486	6,361	5,769
Real estate and real estate joint ventures	1,296	322	43
Other limited partnership interests	1,121	522	947
Purchases of:
Fixed maturity securities	(116,939)	(100,713)	(83,940)
Equity securities	(1,481)	(949)	(1,986)
Mortgage loans	(14,694)	(8,967)	(4,692)
Real estate and real estate joint ventures	(1,534)	(786)	(579)
Other limited partnership interests	(1,147)	(1,008)	(803)
Cash received in connection with freestanding derivatives	2,815	1,814	3,292
Cash paid in connection with freestanding derivatives	(3,478)	(2,548)	(5,393)
Sales of businesses, net of cash and cash equivalents disposed of $54, $0 and $180, respectively	126	—	(50)
Sale of interest in joint venture	265	—	—
Disposal of subsidiary	4	—	(19)
Purchases of businesses, net of cash and cash equivalents acquired of $70, $4,175 and $0, respectively	(163)	(3,021)	—
Net change in policy loans	(66)	(225)	(259)
Net change in short-term investments	(7,949)	3,033	5,534
Net change in other invested assets	(36)	137	1,388
Other, net	(169)	(186)	(160)

Net cash used in investing activities	$(22,235)	$(18,314)	$(13,935)

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Cash flows from financing activities
Policyholder account balances:
Deposits	$91,946	$74,296	$77,517
Withdrawals	(87,625)	(69,739)	(79,799)
Net change in payables for collateral under securities loaned and other transactions	6,444	3,076	(6,863)
Net change in bank deposits	96	(32)	3,164
Net change in short-term debt	380	(606)	(1,747)
Long-term debt issued	1,346	5,090	2,961
Long-term debt repaid	(2,042)	(1,061)	(555)
Collateral financing arrangements issued	—	—	105
Collateral financing arrangements repaid	(502)	—	—
Cash received in connection with collateral financing arrangements	100	—	775
Cash paid in connection with collateral financing arrangements	(63)	—	(400)
Junior subordinated debt securities issued	—	—	500
Debt issuance costs	(1)	(14)	(30)
Common stock issued, net of issuance costs	2,950	3,529	—
Stock options exercised	88	52	8
Redemption of convertible preferred stock	(2,805)	—	—
Preferred stock redemption premium	(146)	—	—
Common stock issued to settle stock forward contracts	—	—	1,035
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(787)	(784)	(610)
Other, net	125	(304)	(42)

Net cash provided by (used in) financing activities	9,382	13,381	(4,103)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(22)	(129)	108

Change in cash and cash equivalents	(2,585)	2,934	(14,127)
Cash and cash equivalents, beginning of year	13,046	10,112	24,239

Cash and cash equivalents, end of year	$10,461	$13,046	$10,112

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$89	$88	$108

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$89	$88

Cash and cash equivalents, from continuing operations, beginning of year	$12,957	$10,024	$24,131

Cash and cash equivalents, from continuing operations, end of year	$10,461	$12,957	$10,024

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$1,565	$1,489	$989

Income tax	$676	$(23)	$397

Non-cash transactions during the year:
Business acquisitions:
Assets acquired (1)	$327	$125,728	$—
Liabilities assumed (1)	(94)	(109,306)	—
Redeemable and non-redeemable noncontrolling interests assumed	—	(130)	—

Net assets acquired	233	16,292	—
Cash paid, excluding transaction costs of $0, $88 and $0, respectively	(233)	(7,196)	—
Other purchase price adjustments	—	98	—

Securities issued	$—	$9,194	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$—	$32

Long-term debt issued	$—	$—	$1,035

Junior subordinated debt securities redeemed	$—	$—	$1,067

Purchase money mortgage loans on sales of real estate joint ventures	$—	$2	$93

Real estate and real estate joint ventures acquired in satisfaction of debt	$292	$93	$211

Collateral financing arrangements repaid	$148	$—	—

(1)	The 2010 amounts include measurement period adjustments described in Note 2.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements

1.  Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia Pacific, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and homeowners insurance, mortgage and deposit products and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). See Note 22.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. See “— Adoption of New Accounting Pronouncements.” Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 10. Intercompany accounts and transactions have been eliminated.

On November 1, 2010 (the “Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “Acquisition”). The Acquisition was accounted for using the acquisition method of accounting. ALICO’s fiscal year-end is November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of ALICO as of November 30, 2011 and 2010, and the operating results of ALICO for the year ended November 30, 2011 and the one month ended November 30, 2010. The accounting policies of ALICO were conformed to those of MetLife upon the Acquisition. See Note 2.

Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2011 presentation as discussed throughout the Notes to the Consolidated Financial Statements.

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

Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Interest, dividends and prepayment fees are recorded in net investment income.

Included within fixed maturity securities are structured securities including mortgage-backed and asset-backed securities (“ABS”). Amortization of the premium or discount considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized in Note 3 “— Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale.”

Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exist, the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded in other comprehensive income (loss). Adjustments are not made for subsequent recoveries in value.

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

Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”). With respect to perpetual hybrid securities, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

The Company’s methodology and significant inputs used to determine the amount of the credit loss on fixed maturity securities are as follows:

(i) The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

(ii) When determining the collectability and the period over which value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

(iii) Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

(iv) When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described in (ii) above, as well as private and public sector programs to restructure foreign government securities.

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

Trading and Other Securities.  Trading and other securities are stated at estimated fair value. Trading and other securities include investments that are actively purchased and sold (“Actively Traded Securities”). These Actively Traded Securities are principally fixed maturity securities. Short sale agreement liabilities related to Actively Traded Securities, included in other liabilities, are also stated at estimated fair value. Trading and other securities also includes securities for which the fair value option (“FVO”) has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. Changes in estimated fair value of these securities subsequent to purchase are included in net investment income, except for certain fixed maturity securities included in FVO Securities where changes are included in net investment gains (losses). FVO Securities also include securities held by consolidated securitization entities (“CSEs”) with changes in estimated fair value subsequent to consolidation included in net investment gains (losses). Interest and dividends related to all trading and other securities are included in net investment income.

Securities Lending.  Securities lending transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

arrangements and the associated liability is recorded at the amount of cash received. At the inception of a loan, the Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans – Mortgage Loans Held-For-Investment.  For the purposes of determining valuation allowances the Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural, and residential. The accounting and valuation allowance policies that are applicable to all portfolio segments are presented below, followed by the policies applicable to both commercial and agricultural loans, which are very similar, as well as policies applicable to residential loans. Also included in mortgage loans held-for-investment are commercial mortgage loans held by CSEs that were consolidated by the Company on January 1, 2010 upon the adoption of new guidance. The FVO was elected for these commercial mortgage loans, and thus they are stated at estimated fair value with changes in estimated fair value subsequent to consolidation recognized in net investment gains (losses).

Commercial, Agricultural and Residential Mortgage Loans — Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Interest ceases to accrue when collection of interest is not considered probable and/or when interest or principal payments are past due as follows: commercial — 60 days; and agricultural and residential — 90 days, unless, in the case of a residential loan, it is both well-secured and in the process of collection. When a loan is placed on non-accrual status, uncollected past due interest is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. Cash receipts on non-accruing loans are recorded in accordance with the loan agreement as a reduction of principal and/or interest income. Charge-offs occur upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes that uncollectability is other-than-temporary. Gain or loss upon charge-off is recorded, net of previously established valuation allowances, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded as an increase to the valuation allowance, unless the valuation allowance adequately provides for expected credit losses; then the recovery is recorded in net investment gains (losses). Gains and losses from sales of loans and increases or decreases to valuation allowances are recorded in net investment gains (losses).

Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.

For commercial and agricultural mortgage loans, the Company typically uses 10 years or more of historical experience in establishing non-specific valuation allowances. For commercial mortgage loans, 20 years of historical experience is used which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For agricultural mortgage loans, ten years of historical experience is used which captures a full economic cycle. For evaluations of agricultural loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. For commercial and agricultural mortgage loans, on a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for each portfolio segment level. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s experience.

Commercial and Agricultural Mortgage Loans — All commercial loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk commercial and agricultural loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above for all loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the Company’s primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan’s unpaid principal balance is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan’s unpaid principal balance. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For agricultural loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Residential Mortgage Loans — The Company’s residential loan portfolio is comprised primarily of closed end, amortizing residential loans and home equity lines of credit and it does not hold any optional adjustable rate mortgages, sub-prime, or low teaser rate loans.

In contrast to the commercial and agricultural loan portfolios, residential loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.

For residential loans, the Company’s primary credit quality indicator is whether the loan is performing or non-performing. The Company generally defines non-performing residential loans as those that are 90 or more days past due and/or in non-accrual status. The determination of performing or non-performing status is assessed monthly. Generally, non-performing residential loans have a higher risk of experiencing a credit loss.

Mortgage Loans Modified in a Troubled Debt Restructuring.  For a small portion of the portfolio, classified as troubled debt restructurings, concessions are granted related to the borrowers’ financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous portfolio monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

Mortgage Loans — Mortgage Loans Held-For-Sale.  This caption includes three categories of mortgage loans:

Residential mortgage loans – held-for-sale.  Forward and reverse residential mortgage loans originated with the intent to sell, for which the FVO was elected, are stated at estimated fair value. Subsequent changes in estimated fair value are recognized in other revenues.

Mortgage loans – held-for-sale – lower of amortized cost or estimated fair value.  Mortgage loans that were previously designated as held-for-investment, but now are designated as held-for-sale, are stated at the lower of amortized cost or estimated fair value. At the time of transfer to held-for-sale status, such mortgage loans are recorded at the lower of amortized cost or estimated fair value, or for collateral dependent loans, estimated fair value less expected disposition costs, with any loss recognized in net investment gains (losses).

Securitized reverse residential mortgage loans.  Reverse residential mortgage loans originated with the intent to sell which have been sold into Government National Mortgage Association (“GNMA”) securitizations, for which the FVO was elected, are stated at estimated fair value. Prior to December 31, 2011, consistent with historical industry practice, these standard form loans were de-recognized from the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

balance sheet upon the GNMA securitization. However, after an industry led review of the GNMA securitization program, the Company has determined that these securitized reverse residential mortgage loans do not qualify for de-recognition. Therefore, as of December 31, 2011 the Company recorded $7.7 billion of reverse mortgage loans, included within mortgage loans held-for-sale. The FVO was also elected for the $7.6 billion corresponding liability, included within other liabilities. Subsequent changes in estimated fair value of both the asset and liability are recognized in other revenues. The Company’s economic exposure is generally limited to its servicing rights. Prior year amounts have not been included in the financial statements as these amounts were not material to such financial statements.

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned in net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as these loans are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the policy.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor ownership interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is not available and the contractual agreements provide for the delivery of the investees’ financial information after the end of the Company’s reporting period. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security. The Company reports the distributions from real estate joint ventures and other limited partnership

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, leveraged leases, investments in insurance enterprise joint ventures, tax credit partnerships, funding agreements, mortgage servicing rights (“MSRs”) and funds withheld.

Freestanding derivatives with positive estimated fair values are described in “—Derivative Financial Instruments” below.

Leveraged leases are recorded net of non-recourse debt. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for under the equity method.

Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits and are accounted for under the equity method or under the effective yield method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

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

Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments and records it in net investment income.

Investments Risks and Uncertainties.  The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

When available, the estimated fair value of the Company’s fixed maturity and equity securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies as described in “— Fair Value” below and in Note 5. Such estimated fair values are based on available market information and management’s judgments about financial instruments. The observable and unobservable inputs used in the standard market valuation methodologies are described in Note 5.

The estimated fair value of residential mortgage loans held-for-sale and securitized reverse residential mortgage loans are primarily based on observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices, or from independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgage loans designated as held-for-sale are recorded at the lower of amortized cost or estimated fair value, or for collateral dependent loans, estimated fair value of the collateral less expected disposition costs. For these loans, estimated fair value is determined using independent broker quotations or values provided by independent valuation specialists or, when the loan is in foreclosure or otherwise collateral dependent, the estimated fair value of the underlying collateral is estimated using internal models.

The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various valuation inputs and assumptions which are described in Note 5. The use of different valuation assumptions and inputs, as well as assumptions relating to the collection of expected cash flows, may have a material effect on the estimated fair values of MSRs.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

The determination of the amount of valuation allowances and impairments, as applicable, is described previously by investment type. The determination of such valuation allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

The recognition of income on certain investments (e.g. structured securities, including mortgage-backed and ABS, certain structured investment transactions, trading and other securities) is dependent upon prepayments and defaults, which could result in changes in amounts to be earned.

The Company has invested in certain structured transactions that are VIEs. These structured transactions include asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests, and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The accounting guidance for the determination of when an entity is a VIE and when to consolidate a VIE is complex and requires significant management judgment. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary.

For most VIEs, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities or through the use of pricing models for OTC derivatives. The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities in the consolidated balance sheets. However, accruals that are not expected to settle within one year are included with the derivative carrying value in other invested assets or other liabilities.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

The Company issues certain products and purchases certain investments that contain embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of guaranteed minimum income benefits (“GMIB”). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value in the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.

Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinative, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the fair value of assets and liabilities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2

Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. These inputs can include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to 10 years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.5 billion and $2.4 billion at December 31, 2011 and 2010, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.2 billion at both December 31, 2011 and 2010. Related depreciation and amortization expense was $199 million, $151 million and $151 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $2.2 billion and $2.0 billion at December 31, 2011 and 2010, respectively. Accumulated amortization of capitalized software was $1.5 billion and $1.4 billion at December 31, 2011 and 2010, respectively. Related amortization expense was $217 million, $189 million and $171 million for the years ended December 31, 2011, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as deferred policy acquisition costs (“DAC”). Such costs consist principally of commissions, certain agency expenses, policy issuance expenses and certain advertising costs. Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

The Company amortizes DAC for credit life insurance, property and casualty insurance and other short-duration contracts, which is primarily composed of commissions and certain underwriting expenses, in proportion to historic and future earned premium over the applicable contract term.

The Company amortizes DAC and VOBA on life insurance, accident and health and investment-type contracts in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, traditional group life insurance, non-medical health insurance, and accident and health insurance) over the appropriate premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), that include provisions for adverse deviation that are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC or VOBA is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Sales Inducements

The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews the deferred sales inducements to determine the recoverability of these balances.

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews VODA and VOCRA to determine the recoverability of these balances.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired which represents the future economic benefits arising from such net assets acquired that could not be individually identified. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Corporate & Other is allocated to reporting units within the Company’s segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple approach. When further corroboration is required, the Company uses a discounted cash flow approach. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, the Company also considers its market capitalization in relation to the aggregate estimated fair value of its reporting units.

The Company applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of its reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 7 for discussion of goodwill impairment testing during 2011.

Liability for Future Policy Benefits and PABs

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities, certain accident and health, and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require us to establish premium deficiency reserves. Such reserves are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. These reserves on short duration contracts are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the company. Anticipated investment income is considered in the calculation of premium deficiency losses for short duration contracts.

Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 18% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Participating business represented approximately 6% of the Company’s life insurance in-force at both December 31, 2011 and 2010. Participating policies represented approximately 21%, 26% and 28% of gross life insurance premiums for the years ended December 31, 2011, 2010 and 2009, respectively.

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 10% for domestic business and 1% to 14% for international business.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 11% for domestic business and 2% to 12% for international business.

Future policy benefit liabilities for non-medical health insurance, primarily related to domestic business, are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 2% to 9% for domestic business and 2% to 9% for international business.

Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policy-related balances include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s (“S&P”) experience of the appropriate underlying equity index, such as the S&P 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Future policy benefit liabilities are established for certain variable annuity products with guaranteed minimum benefits as described below under “— Variable Annuity Guaranteed Minimum Benefits.”

The Company regularly reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, and in the establishment of the related liabilities, result in changes in the additional liability balances with related charges or credits to benefit expenses in the period in which the changes occur.

PABs relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefits. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. PABs for these contracts are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from 1% to 13% for domestic business and 1% to 14% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Variable Annuity Guaranteed Minimum Benefits

The Company issues, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is accounted for under a split of the two models.

These guarantees include:

•

Guaranteed minimum death benefit (“GMDB”) that guarantees the contractholder a return of their purchase payment upon death even if the account value is reduced to zero. An enhanced death benefit may be available for an additional fee.

•

GMIB that provides the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount. Certain of these contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.

•

Guaranteed minimum withdrawal benefits (“GMWB”) that guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. Certain of these contacts include guaranteed withdrawals that are life contingent.

•

Guaranteed minimum accumulation benefits (“GMAB”) that provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Guarantees accounted for as insurance liabilities in future policy benefits include GMDB, the portion of GMIB that require annuitization, and the life-contingent portion of certain GMWB. These liabilities are established as follows:

GMDB liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

GMIB liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder. Certain GMIB have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in PABs as described below.

The liability for the life contingent portion of GMWB is determined based on the expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.

Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWB, GMAB and the portion of certain GMIB that do not require annuitization. These guarantees are recorded at estimated fair value separately from the host variable annuity with changes in estimated fair value reported in net derivative gains (losses). At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The estimated fair values of these embedded derivatives are then determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins related to non-capital market inputs. The nonperformance adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMWB described in the preceding paragraphs. With respect to GMIB, a portion of the directly written GMIB guarantees that are accounted for as insurance (i.e., not as embedded derivatives) but where the reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance, and other receivables in the consolidated balance sheet with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims in the consolidated statements of operations, depending on the classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

Other Policy-Related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, negative VOBA, policyholder dividends due and unpaid and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care (“LTC”) and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability. The fair value of the in-force contract obligations is based on actuarial determined projections by each block of business. Negative VOBA is amortized over the policy period in proportion to the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as a contra-expense in other expenses in the consolidated statements of operations.

Also included in other policy-related balances are policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit. Such liabilities are presented at amounts contractually due to policyholders.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies and long-duration accident and health and credit insurance policies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Premiums related to short-duration non-medical health and disability, accident and health, and certain credit life insurance contracts are recognized on a pro rata basis over the applicable contract term.

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

Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written relating to the unexpired coverage, are also included in future policy benefits.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

The portion of fees allocated to embedded derivatives described previously is recognized within net derivative gains (losses) as part of the estimated fair value of embedded derivatives.

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

Income Taxes

MetLife, Inc. and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

For U.S. federal income tax purposes, the Company made an election under Section 338 of the Code (the “Section 338 Election”) relating to the Acquisition. Pursuant to such election, the historical tax basis in the acquired assets and liabilities was adjusted to the fair market value as of the Acquisition Date resulting in a change to the related deferred income taxes. See Note 15.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums and are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of (which do not exceed) the related insurance liabilities ceded (assumed) are recognized immediately as a loss. Any gains on such retroactive agreements are deferred and recorded in other liabilities. The gains are amortized primarily using the recovery method.

The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Employee Benefit Plans

Certain subsidiaries of MetLife, Inc. (the “Subsidiaries”) sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for U.S. Subsidiaries and November 30 for most foreign Subsidiaries.

The U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The non-U.S. pension plans generally provide benefits based either upon years of credited service and earnings preceding retirement or on points earned on job grades and other factors related to years of service.

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

The expected postretirement plan benefit obligations (“EPBO”) represent the actuarial present value of all other postretirement benefits expected to be paid after retirement to employees and their dependents and is used in measuring the periodic postretirement benefit expense. The accumulated postretirement plan benefit obligations (“APBO”) represent the actuarial present value of future other postretirement benefits attributed to employee services rendered through a particular date and is the valuation basis upon which liabilities are established. The APBO is determined using a variety of actuarial assumptions, from which actual results may vary, as described below.

The Company recognizes the funded status of the PBO for pension plans and the APBO for other postretirement plans for each of its plans in the consolidated balance sheets. The actuarial gains or losses, prior service costs and credits and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs are charged, net of income tax, to accumulated other comprehensive income (loss).

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firms, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Stock-Based Compensation

As more fully described in Note 18, the Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. The cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. With the exception of certain foreign operations, primarily Japan, where multiple functional currencies exist, the local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are charged or credited directly to other comprehensive income or loss, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares, or their equivalent, outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contracts. Under the treasury stock method, exercise or issuance of stock-based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 14, 18 and 20.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 16, legal costs are recognized in other expenses as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments which are directed by contractholders but do not meet one or more of the other above criteria are included in trading and other securities.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the consolidated statements of operations.

Adoption of New Accounting Pronouncements

Financial Instruments

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

Effective December 31, 2010, the Company adopted guidance regarding disclosures about the credit quality of financing receivables and valuation allowances for credit losses, including credit quality indicators. Such disclosures must be disaggregated by portfolio segment or class based on how a company develops its valuation allowances for credit losses and how it manages its credit exposure. The Company has provided all material required disclosures in its consolidated financial statements.

Effective July 1, 2010, the Company adopted guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine whether they require bifurcation and separate accounting. As a result of the adoption of this guidance, the Company elected FVO for certain structured securities that were previously accounted for as fixed maturity securities. Upon adoption, the Company reclassified $50 million of securities from fixed maturity securities to trading and other securities. These securities had cumulative unrealized losses of $10 million, net of income tax, which was recognized as a cumulative effect adjustment to decrease retained earnings with a corresponding increase to accumulated other comprehensive income (loss) as of July 1, 2010.

Effective January 1, 2010, the Company adopted guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires a quarterly reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity CMBS and equity security collateralized debt obligations. The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities classified as trading and other securities, $6.8 billion of commercial mortgage loans and $6.8 billion of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $42 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $426 million of net investment income on the consolidated assets, $411 million of interest expense in other expenses on the related long-term debt, and $6 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

In addition, the Company also deconsolidated certain partnerships for which the Company does not have the power to direct activities and for which the Company has concluded it is no longer the primary beneficiary. These deconsolidations did not result in a cumulative effect adjustment to retained earnings and did not have a material impact on the Company’s consolidated financial statements.

Also effective January 1, 2010, the Company adopted guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain real estate joint ventures and other limited partnership interests held by the Company.

Effective April 1, 2009, the Company adopted OTTI guidance. This guidance amends the previously used methodology for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. The Company’s net cumulative effect adjustment of adopting the OTTI guidance was an increase of $76 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $126 million, net of policyholder related amounts of $10 million and net of deferred income taxes of $40 million, resulting in the net cumulative effect adjustment of $76 million. The increase in the amortized cost basis of fixed maturity securities of $126 million by sector was as follows: $53 million — ABS, $43 million — RMBS, $17 million — U.S. corporate securities and $13 million — CMBS. As a result of the adoption of the OTTI guidance, the Company’s pre-tax earnings for the year ended December 31, 2009 increased by $857 million, offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized during the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted guidance on disclosures about derivative instruments and hedging. This guidance requires enhanced qualitative disclosures about objectives and strategies for using

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this guidance:

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The adoption of this guidance on a prospective basis did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected future cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance.

Fair Value

Effective January 1, 2010, the Company adopted guidance that requires disclosures about significant transfers into and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3. In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

The following pronouncements relating to fair value had no material impact on the Company’s consolidated financial statements:

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

•

Effective April 1, 2009, the Company adopted guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. The Company has provided all of the material disclosures in its consolidated financial statements.

•

Effective December 31, 2009, the Company adopted guidance on: (i) measuring the fair value of investments in certain entities that calculate NAV per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis.

•

Effective December 31, 2009, the Company adopted guidance on measuring liabilities at fair value. This guidance provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique).

Defined Benefit and Other Postretirement Plans

Effective December 31, 2011, the Company adopted guidance regarding enhanced disclosures for employers’ participation in multiemployer pension plans. The revised disclosures require additional qualitative and quantitative information about the employer’s involvement in significant multiemployer pension and other postretirement plans. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective December 31, 2009, the Company adopted guidance to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plans. This guidance requires an employer to disclose information about the valuation of plan assets similar to that required under other fair value disclosure guidance. The Company provided all of the material disclosures in its consolidated financial statements.

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

Effective April 1, 2009, the Company adopted prospectively guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The Company has provided all of the material disclosures in its consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding comprehensive income (Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05). The amendments in ASU 2011-12 are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Consistent with the effective date of the amendments in ASU 2011-05 discussed below, ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

consecutive financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance should be applied retrospectively for all comparative periods presented. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of ASU 2011-11 is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2011, the FASB issued new guidance regarding derecognition of in substance real estate (ASU 2011-10 Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force), effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012. The amendments should be applied prospectively to deconsolidation events occurring after the effective date. Under the amendments in ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In June 2011, the FASB issued new guidance regarding comprehensive income (ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance should be applied retrospectively and early adoption is permitted. The new guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income. The Company intends to adopt the two-statement approach in the first quarter of 2012.

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

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services —Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) (“ASU 2010-26”), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs currently capitalized by the Company will no longer be deferred. The Company will adopt ASU 2010-26 in the first quarter of 2012 and will apply it retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. The Company estimates that DAC will be reduced by approximately $3.1 billion to $3.6 billion and total equity will be reduced by approximately $2.1 billion to $2.4 billion, net of income tax, as of the date of adoption.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2. Acquisitions and Dispositions

Pending Dispositions

In December 2011, MetLife Bank National Association (“MetLife Bank”) and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank. The transaction is expected to close in the second quarter of 2012, subject to certain regulatory approvals and other customary closing conditions. Additionally, in January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages. In conjunction with these events, for the year ended December 31, 2011, the Company recorded charges totaling $212 million, net of income tax, which included intent-to-sell OTTI investment charges, charges related to the de-designation of certain cash flow hedges, a goodwill impairment charge and other employee-related charges. In addition, the Company expects to incur additional charges of $90 million to $110 million, net of income tax, during 2012, related to exiting the forward residential mortgage origination business. The total assets and liabilities recorded in the consolidated balance sheet related to these two businesses as of December 31, 2011 were approximately $11.0 billion and $10.0 billion, respectively. These transactions did not qualify for discontinued operations accounting treatment under GAAP. See Notes 3 and 7.

In November 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). The total assets and liabilities recorded in the consolidated balance sheet related to these insurance operations as of December 31, 2011 were $859 million and $707 million, respectively. Related to the pending sale, the Company recorded a loss of $21 million, net of income tax, which included intent-to-sell OTTI investment charges, during the year ended December 31, 2011. The sale is expected to close in the second quarter of 2012 subject to regulatory approval and other customary closing conditions. The results of the Caribbean Business are included in continuing operations.

2011 Dispositions

On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), for $269 million (¥22.5 billion) in cash consideration, less $4 million (¥310 million) to reimburse MS&AD for specific expenses incurred related to the transaction. The accumulated other comprehensive losses in the foreign currency translation adjustment component of equity resulting from the hedges of the Company’s investment in the joint venture of $46 million, net of income tax, were released upon sale but did not impact net income for year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to the sale. During the years ended December 31, 2011 and 2010, the Company recorded a loss of $57 million and $136 million, net of income tax, respectively, in net investment gains (losses) within the consolidated statements of operations related to the sale. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Other International Regions segment.

On November 1, 2011, the Company sold its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. The net assets sold were $282 million, resulting in a loss on disposal of $64 million, net of income tax, recorded in discontinued operations, for the year ended December 31, 2011. Income (loss) from the operations of MetLife Taiwan of $20 million, $22 million and $9 million, net of income tax, for the years ended December 31, 2011, 2010 and 2009, respectively, was also recorded in discontinued operations. See Note 23.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2010 Acquisition of ALICO

Description of Transaction

On the Acquisition Date, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life from AM Holdings, a subsidiary of AIG, and DelAm from AIG for a total purchase price of $16.4 billion, which consisted of (i) cash of $7.2 billion (includes settlement of intercompany balances and certain other adjustments), and (ii) securities of MetLife, Inc. valued at $9.2 billion.

The $7.2 billion cash portion of the purchase price was funded through the issuance of common stock as described in Note 18, fixed and floating rate senior debt as described in Note 11 as well as cash on hand. The securities issued to AM Holdings included (a) 78,239,712 shares of MetLife, Inc.’s common stock; (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “convertible preferred stock”) of MetLife, Inc.; and (c) 40 million common equity units of MetLife, Inc. (the “Equity Units”) with an aggregate stated amount at issuance of $3.0 billion, initially consisting of (i) three purchase contracts (the “Series C Purchase Contracts,” the “Series D Purchase Contracts” and the “Series E Purchase Contracts” and, together, the “Purchase Contracts”), obligating the holder to purchase, on specified future settlement dates, a variable number of shares of MetLife, Inc.’s common stock for a fixed price; and (ii) an interest in each of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities” and the “Series E Debt Securities,” and, together, the “Debt Securities”) issued by MetLife, Inc. Distributions on the Equity Units will be made quarterly, through contract payments on the Purchase Contracts and interest payments on the Debt Securities, initially at an aggregate annual rate of 5.00% (an average annual rate of 3.02% on the Purchase Contracts and an average annual rate of 1.98% on the Debt Securities) as described in Note 14.

On March 8, 2011, AM Holdings sold, in public offering transactions, all the shares of common stock and Equity Units it received as consideration from MetLife in connection with the Acquisition. The Company did not receive any of the proceeds from the sale of either the shares of common stock or the Equity Units owned by AM Holdings. On March 8, 2011, MetLife, Inc. issued 68,570,000 shares of common stock for gross proceeds of $3.0 billion, which were used to repurchase and cancel 6,857,000 shares of convertible preferred stock received as consideration by AM Holdings from MetLife in connection with the Acquisition. See Note 18.

ALICO is an international life insurance company, providing consumers and businesses with products and services for life insurance, accident and health insurance, retirement and wealth management solutions. The Acquisition significantly broadened the Company’s diversification by product, distribution and geography, meaningfully accelerated MetLife’s global growth strategy, and provides the opportunity to build an international franchise leveraging the key strengths of ALICO.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value and Allocation of Purchase Price

The computation of total purchase consideration and the amounts recognized for each major class of assets acquired and liabilities assumed, based upon their respective fair values at the Acquisition Date, and the resulting goodwill, are presented below:

November 1, 2010
(In millions)
Cash	$6,800
MetLife, Inc.’s common stock (78,239,712 shares) (1)	3,200
MetLife, Inc.’s convertible preferred stock (1), (2)	2,805
MetLife, Inc.’s Equity Units ($3.0 billion aggregate stated amount) (3)	3,189

Total cash paid and securities issued to AM Holdings	$15,994
Contractual purchase price adjustments (4)	396

Total purchase price	$16,390
Effective settlement of pre-existing relationships (5)	(186)
Contingent consideration (6)	88

Total purchase consideration for ALICO	$16,292

(1)	Fair value is based on the opening price of MetLife, Inc.’s common stock of $40.90 on the New York Stock Exchange (“NYSE”) on November 1, 2010.

(2)	On March 8, 2011, MetLife, Inc. repurchased and canceled all of the convertible preferred stock.

(3)	The Equity Units include the Debt Securities and the Purchase Contracts that will settle in MetLife, Inc.’s common stock on specified future dates. See Note 14.

(4)	Relates to the cash settlement of intercompany balances prior to the Acquisition for amounts in excess of certain agreed-upon thresholds and certain other adjustments.

(5)

Effective settlement of debt securities issued by MetLife, Inc. that were owned by ALICO on the Acquisition Date and which reduced the total purchase consideration. Such debt securities were sold to a third party in the second quarter of 2011.

(6)	Estimated fair value of potential payments related to the adequacy of reserves for guarantees on the fair value of a fund of assets backing certain United Kingdom (“U.K.”) unit-linked contracts.

At the Acquisition Date, management expected the aggregate amount of MetLife, Inc.’s common stock to be issued to AM Holdings to be between 214.6 million to 231.5 million shares, consisting of 78.2 million shares issued at closing, 68.6 million shares to be issued upon conversion of the convertible preferred stock and between 67.8 million and 84.7 million shares of common stock, in total, issuable upon settlement of the Purchase Contracts forming part of the Equity Units. On March 8, 2011, MetLife, Inc. issued 68.6 million shares of common stock and used the gross proceeds to repurchase and cancel the convertible preferred stock. On the same date, AM Holdings sold, in a public offering, all the Equity Units it received as consideration from MetLife in connection with the Acquisition. See Notes 14 and 18.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the amounts recognized at fair value for each major class of assets acquired and liabilities assumed and the resulting goodwill as of the Acquisition Date, inclusive of adjustments made in the first year after the Acquisition Date to the amounts initially recorded (“measurement period adjustments”).

November 1, 2010
(In millions)
Assets acquired:
Total investments	$101,036
Cash and cash equivalents	4,175
Accrued investment income	948
Premiums, reinsurance and other receivables	1,971
VOBA	9,210
Other assets	1,146
Separate account assets	244

Total assets	$118,730

Liabilities assumed:
Future policy benefits	$31,811
Policyholder account balances	66,652
Other policy-related balances	7,306
Current and deferred income tax liability	375
Other liabilities	2,918
Separate account liabilities	244

Total liabilities	$109,306

Redeemable noncontrolling interests in partially owned consolidated subsidiaries assumed	$109

Noncontrolling interests	(21)
Goodwill	6,998

Net assets acquired	$16,292

The measurement period adjustments, which related to the finalization of American Life’s current and deferred income tax liability, did not have an impact on the Company’s earnings or cash flows and, therefore, the financial statements were not retrospectively adjusted. See Note 15.

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

As of the Acquisition Date, of the $7.0 billion of goodwill, approximately $4.0 billion was estimated to be deductible for tax purposes. Of the $4.0 billion, approximately $573 million was estimated to be deductible for U.S. tax purposes prior to the completion of the anticipated restructuring of American Life’s foreign branches. See “—Branch Restructuring.”

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Identified Intangibles

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of future profits embedded in acquired insurance annuity and investment-type contracts in-force at the Acquisition Date.

The value of VODA and VOCRA, included in other assets, reflects the estimated fair value of ALICO’s distribution agreements and customer relationships acquired at November 1, 2010 and will be amortized over the useful lives. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances.

The use of discount rates was necessary to establish the fair value of VOBA and the identifiable intangibles. In selecting the appropriate discount rates, management considered its weighted average cost of capital, as well as the weighted average cost of capital required by market participants. The fair value of acquired liabilities was determined using risk free rates adjusted for a nonperformance risk premium. The nonperformance adjustment was determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife Inc.’s debt, including related credit default swaps. These observable spreads were then adjusted to reflect the priority of these liabilities, the claims paying ability of the insurance subsidiaries compared to MetLife, Inc. and, as necessary, the relative credit spreads of the liabilities’ currencies of denomination as compared to USD spreads.

The fair values of business acquired, distribution agreements and customer relationships and the weighted average amortization periods were as follows as of November 1, 2010:

	November 1, 2010	Weighted Average Amortization Period
	(In millions)	(In years)
VOBA	$9,210	8.2
VODA and VOCRA	341	10.3

Total value of amortizable intangible assets acquired	$9,551	8.6

Negative VOBA

For certain acquired blocks of business, the estimated fair value of acquired liabilities exceeded the initial policy reserves assumed at the Acquisition Date, resulting in negative VOBA of $4.4 billion recorded at the Acquisition Date. Negative VOBA is recorded in other policy-related balances. See Note 8. The following summarizes the major blocks of business, all included within the Japan segment, for which negative VOBA was recorded and describes why the fair value of the liabilities associated with these blocks of business exceeded the initial policy reserves assumed:

—

Fixed Annuities – This block of business provides a fixed rate of return to the policyholders. A decrease in market interest rates since the time of issuance was the primary driver that resulted in the fair value of the liabilities associated with this block being significantly greater than the initial policy reserves assumed at the Acquisition Date.

—

Interest Sensitive Whole Life and Retirement Savings Products – These contracts contain guaranteed minimum benefit features. The recorded reserves for these guarantees increase ratably over the life of the policies in relation to future gross revenues. In contrast, the fair value of the guaranteed minimum benefit component of the initial policy reserves assumed represents the amount that would be required to

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

be transferred to a market participant to assume the full liability at the acquisition date, implicitly incorporating market participant views as to all expected future cash flows. This results in a fair value significantly in excess of the initial guaranteed minimum benefit liability assumed at the Acquisition Date.

Trademark Assets

In connection with the Acquisition, the Company recognized $47 million in trademark assets recorded in other assets. The fair value of the trademark assets will be recognized ratably over their expected useful lives which is generally between five to 10 years.

Indemnification Assets and Contingent Consideration

The stock purchase agreement dated as of March 7, 2010, as amended by and among MetLife, Inc., AIG and AM Holdings (formerly known as ALICO Holdings LLC) (the “Stock Purchase Agreement”) and related agreements include indemnification provisions that allocate the risk of losses arising out of contingencies or other uncertainties that existed as of the Acquisition Date in accordance with the terms, and subject to the limitations and procedures, provided by such provisions. As applicable, the Company recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item. The Company recognized the following indemnification assets and contingencies as of the Acquisition Date in accordance with the indemnification provisions of the Stock Purchase Agreement and related agreements:

Investments — The Company established indemnification assets for the fair value of amounts expected to be recovered from defaults of certain fixed maturity securities, CMBS and mortgage loans. These indemnification assets were included in other invested assets at December 31, 2011 and 2010.

Litigation — The Company established indemnification assets associated with certain settlements expected to be made in connection with the suspension of withdrawals from certain unit-linked funds offered to certain policyholders. These indemnification assets were included in other assets at December 31, 2011 and 2010.

Section 338 Election — See Note 1.

The Company recognized an aggregate amount of $574 million for indemnification assets as of the Acquisition Date in accordance with the indemnification provisions of the Stock Purchase Agreement and related agreements.

Contingent Consideration —The Company has guaranteed that the fair value of a fund of assets backing certain U.K. unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million (as adjusted for withdrawals), AIG will pay the difference to the Company and, conversely, if the shortfall at July 1, 2012 is less than £106 million, the Company will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the aggregate guaranteed amount by July 1, 2012. The contingent consideration liability was $109 million at December 31, 2011 and $88 million at the Acquisition Date. The increase in the contingent consideration liability amount from the Acquisition Date to December 31, 2011 was recorded in net derivative gains (losses) in the consolidated statement of operations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Branch Restructuring

On March 4, 2010, American Life entered into a closing agreement (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service (“IRS”) with respect to a U.S. withholding tax issue arising as a result of payments made by its foreign branches. The Closing Agreement provides that American Life’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). The Closing Agreement required that American Life submit a plan to the IRS within 90 days after the close of the Acquisition, indicating the steps American Life would take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. Such plan, which was submitted to the IRS on January 29, 2011, involves the transfer of businesses from certain of the foreign branches of American Life to one or more existing or newly-formed subsidiaries of MetLife, Inc. or American Life.

A liability of $277 million was recognized in purchase accounting as of the Acquisition Date for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement.

See Notes 7, 15 and 19 for additional information related to the Acquisition.

Revenues and Earnings of ALICO

The following table presents information for ALICO that is included in the Company’s consolidated statement of operations from the Acquisition Date through November 30, 2010:

ALICO’s Operations Included in MetLife’s Results for the Year Ended December 31, 2010
(In millions)
Total revenues	$950
Income (loss) from continuing operations, net of income tax	$(2)

Supplemental Pro Forma Information (unaudited)

The following table presents unaudited supplemental pro forma information as if the Acquisition had occurred on January 1, 2010 for the year ended December 31, 2010 and on January 1, 2009 for the year ended December 31, 2009.

	Years Ended December 31,
	2010	2009
	(In millions, except per share data)
Total revenues	$64,680	$54,282
Income (loss) from continuing operations, net of income tax, attributable to common shareholders	$3,888	$(1,353)
Income (loss) from continuing operations, net of income tax, attributable to common shareholders per common share:
Basic	$3.60	$(1.29)
Diluted	$3.57	$(1.29)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The pro forma information was derived from the historical financial information of MetLife and ALICO, reflecting the results of operations of MetLife and ALICO for 2010 and 2009. The historical financial information has been adjusted to give effect to the pro forma events that are directly attributable to the Acquisition and factually supportable and expected to have a continuing impact on the combined results. Discontinued operations and the related earnings per share have been excluded from the presentation as they are non-recurring in nature. The pro forma information is not intended to reflect the results of operations of the combined company that would have resulted had the Acquisition been effective during the periods presented or the results that may be obtained by the combined company in the future. The pro forma information does not reflect future events that may occur after the Acquisition, including, but not limited to, expense efficiencies or revenue enhancements arising from the Acquisition and also does not give effect to certain one-time charges that MetLife expects to incur, such as restructuring and integration costs.

The pro forma information primarily reflects the following pro forma adjustments:

•	reduction in net investment income to reflect the amortization or accretion associated with the new cost basis of the acquired fixed maturities available-for-sale portfolio;

•	elimination of amortization associated with the elimination of ALICO’s historical DAC;

•	amortization of VOBA, VODA and VOCRA associated with the establishment of VOBA, VODA and VOCRA arising from the Acquisition;

•	reduction in other expenses associated with the amortization of negative VOBA;

•	reduction in revenues associated with the elimination of ALICO’s historical unearned revenue liability;

•	interest expense associated with the issuance of the Debt Securities to AM Holdings and the public issuance of senior notes in connection with the financing of the Acquisition;

•	certain adjustments to conform to MetLife’s accounting policies; and

•	reversal of investment and derivative gains (losses) associated with certain transactions that were completed prior to the Acquisition Date (conditions of closing).

2009 Disposition

In March 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third-party for $130 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $28 million, net of income tax. The Company also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $32 million, net of income tax, during the year ended December 31, 2009. See Note 23.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

date of the assumption reinsurance agreement, the carrying value of insurance liabilities transferred was $267 million, resulting in a gain of $5 million, net of income tax. The gain was recognized in net investment gains (losses).

3. Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gains and losses, estimated fair value of fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of OTTI losses:

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$98,621	$8,544	$1,380	$—	$105,785	30.2%
Foreign corporate securities	61,568	3,789	1,338	1	64,018	18.3
Foreign government securities	49,840	3,053	357	—	52,536	15.0
RMBS	42,092	2,281	1,033	703	42,637	12.2
U.S. Treasury and agency securities	34,132	5,882	2	—	40,012	11.4
CMBS	18,565	730	218	8	19,069	5.4
State and political subdivision securities	11,975	1,416	156	—	13,235	3.8
ABS	13,018	278	305	12	12,979	3.7
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$329,811	$25,973	$4,789	$724	$350,271	100.0%

Equity Securities:
Common stock	$2,219	$83	$97	$—	$2,205	72.9%
Non-redeemable preferred stock	989	31	202	—	818	27.1

Total equity securities	$3,208	$114	$299	$—	$3,023	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$88,905	$4,469	$1,602	$—	$91,772	28.3%
Foreign corporate securities	65,487	3,326	925	—	67,888	20.9
Foreign government securities	40,871	1,733	602	—	42,002	12.9
RMBS	45,904	1,661	1,180	533	45,852	14.1
U.S. Treasury and agency securities	32,469	1,394	559	—	33,304	10.2
CMBS	20,213	740	266	12	20,675	6.4
State and political subdivision securities	10,476	171	518	—	10,129	3.1
ABS	13,286	265	327	56	13,168	4.1
Other fixed maturity securities	6	1	—	—	7	—

Total fixed maturity securities	$317,617	$13,760	$5,979	$601	$324,797	100.0%

Equity Securities:
Common stock	$2,059	$146	$12	$—	$2,193	60.9%
Non-redeemable preferred stock	1,562	76	229	—	1,409	39.1

Total equity securities	$3,621	$222	$241	$—	$3,602	100.0%

Within fixed maturity securities, a reclassification from the ABS sector to the RMBS sector has been made to the prior year amounts to conform to the current year presentation for securities backed by sub-prime residential mortgage loans to be consistent with market convention relating to the risks inherent in such securities and the Company’s management of its investments within these asset sectors.

The Company held non-income producing fixed maturity securities with an estimated fair value of $62 million and $130 million with unrealized gains (losses) of ($19) million and ($23) million at December 31, 2011 and 2010, respectively.

The Company held foreign currency derivatives with notional amounts of $15.3 billion and $12.2 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2011 and 2010, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary. The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s equity, other than the government securities summarized in the table below. The par value, amortized cost and estimated fair value of holdings in sovereign fixed maturity securities of Portugal, Ireland, Italy, Greece and Spain, commonly referred to as “Europe’s perimeter region,” was $874 million, $254 million and $264 million at December 31, 2011, respectively, and $1.9 billion, $1.6 billion and $1.6 billion at December 31, 2010, respectively. The estimated fair value of these Europe perimeter region sovereign fixed maturity securities represented 0.4% and 3.2% of the Company’s equity at December 31, 2011 and 2010, respectively, and 0.1% and 0.3% of total cash and invested assets at December 31, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Government and Agency Securities). The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings, which were greater than 10% of the Company’s equity at:

	December 31,
	2011	2010
	Carrying Value (1)
	(In millions)
Government and agency fixed maturity securities:
United States	$40,012	$33,304
Japan	$21,003	$15,591
Mexico (2)	$—	$5,050
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$15,775	$4,048
Cash equivalents	$1,748	$5,762

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

(2)	The Company’s investment in Mexico government and agency fixed maturity securities at December 31, 2011 of $5.0 billion is less than 10% of the Company’s equity.

Concentrations of Credit Risk (Equity Securities). The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s equity or 1% of total investments at December 31, 2011 and 2010.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	December 31,
	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$16,747	$16,862	$8,580	$8,702
Due after one year through five years	62,819	64,414	65,143	66,796
Due after five years through ten years	82,694	88,036	76,508	79,571
Due after ten years	93,876	106,274	87,983	90,033

Subtotal	256,136	275,586	238,214	245,102
RMBS, CMBS and ABS	73,675	74,685	79,403	79,695

Total fixed maturity securities	$329,811	$350,271	$317,617	$324,797

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately in the table, as they are not due at a single maturity.

As discussed further in Note 2, an indemnification asset has been established in connection with certain investments acquired from American Life.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Fixed maturity securities	$21,096	$7,817	$(1,208)
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(724)	(601)	(859)

Total fixed maturity securities	20,372	7,216	(2,067)
Equity securities	(167)	(3)	(103)
Derivatives	1,514	(59)	(144)
Other	72	42	71

Subtotal	21,791	7,196	(2,243)

Amounts allocated from:
Insurance liability loss recognition	(3,996)	(672)	(118)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	47	38	71
DAC and VOBA	(2,093)	(1,205)	145
Policyholder dividend obligation	(2,919)	(876)	—

Subtotal	(8,961)	(2,715)	98
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	236	197	275
Deferred income tax benefit (expense)	(4,596)	(1,692)	539

Net unrealized investment gains (losses)	8,470	2,986	(1,331)
Net unrealized investment gains (losses) attributable to noncontrolling interests	9	4	1

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$8,479	$2,990	$(1,330)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss) were as follows:

	December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$(601)	$(859)
Noncredit OTTI losses recognized (1)	31	(212)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	125	137
Subsequent changes in estimated fair value	(279)	317

Balance, end of period	$(724)	$(601)

(1)	Noncredit OTTI losses recognized, net of DAC, were $33 million and ($202) million for the years ended December 31, 2011 and 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance, beginning of period	$2,990	$(1,330)	$(12,564)
Cumulative effect of change in accounting principles, net of income tax	—	52	(76)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(123)	242	(733)
Unrealized investment gains (losses) during the year	14,823	9,117	20,745
Unrealized investment gains (losses) of subsidiary at the date of disposal	(105)	—	—
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(3,406)	(554)	(160)
Insurance liability gain (loss) recognition of subsidiary at the date of disposal	82	—	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	9	(33)	61
DAC and VOBA	(899)	(1,350)	(2,880)
DAC and VOBA of subsidiary at date of disposal	11	—	—
Policyholder dividend obligation	(2,043)	(876)	—
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	39	(73)	235
Deferred income tax benefit (expense)	(2,908)	(2,208)	(5,969)
Deferred income tax benefit (expense) of subsidiary at date of disposal	4	—	—

Net unrealized investment gains (losses)	8,474	2,987	(1,341)
Net unrealized investment gains (losses) attributable to noncontrolling interests	5	3	11

Balance, end of period	$8,479	$2,990	$(1,330)

Change in net unrealized investment gains (losses)	$5,484	$4,317	$11,223
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	5	3	11

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,489	$4,320	$11,234

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$15,642	$590	$5,135	$790	$20,777	$1,380
Foreign corporate securities	12,618	639	5,957	700	18,575	1,339
Foreign government securities	11,227	230	1,799	127	13,026	357
RMBS	4,040	547	4,724	1,189	8,764	1,736
U.S. Treasury and agency securities	2,611	1	50	1	2,661	2
CMBS	2,825	135	678	91	3,503	226
State and political subdivision securities	177	2	1,007	154	1,184	156
ABS	4,972	103	1,316	214	6,288	317
Other fixed maturity securities	—	—	—	—	—	—

Total fixed maturity securities	$54,112	$2,247	$20,666	$3,266	$74,778	$5,513

Equity Securities:
Common stock	$581	$96	$5	$1	$586	$97
Non-redeemable preferred stock	204	30	370	172	574	202

Total equity securities	$785	$126	$375	$173	$1,160	$299

Total number of securities in an unrealized loss position	3,978		1,963

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$22,954	$447	$8,319	$1,155	$31,273	$1,602
Foreign corporate securities	22,415	410	3,976	515	26,391	925
Foreign government securities	26,659	585	189	17	26,848	602
RMBS	7,630	221	7,624	1,492	15,254	1,713
U.S. Treasury and agency securities	13,401	530	118	29	13,519	559
CMBS	3,787	29	1,363	249	5,150	278
State and political subdivision securities	5,061	246	988	272	6,049	518
ABS	2,671	33	2,102	350	4,773	383
Other fixed maturity securities	1	—	—	—	1	—

Total fixed maturity securities	$104,579	$2,501	$24,679	$4,079	$129,258	$6,580

Equity Securities:
Common stock	$89	$12	$1	$—	$90	$12
Non-redeemable preferred stock	191	9	824	220	1,015	229

Total equity securities	$280	$21	$825	$220	$1,105	$241

Total number of securities in an unrealized loss position	5,609		1,704

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

	December 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$49,249	$4,736	$1,346	$1,332	3,260	320
Six months or greater but less than nine months	4,104	1,049	279	349	375	63
Nine months or greater but less than twelve months	1,160	288	55	93	143	14
Twelve months or greater	17,590	2,115	1,216	843	1,523	167

Total	$72,103	$8,188	$2,896	$2,617

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$714	$376	$64	$123	154	42
Six months or greater but less than nine months	22	8	2	4	19	3
Nine months or greater but less than twelve months	18	—	2	—	8	—
Twelve months or greater	98	223	8	96	24	20

Total	$852	$607	$76	$223

Percentage of cost			9%	37%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$105,301	$1,403	$2,348	$368	5,320	121
Six months or greater but less than nine months	1,125	376	29	102	104	29
Nine months or greater but less than twelve months	371	89	28	27	50	9
Twelve months or greater	21,627	5,546	1,863	1,815	1,245	311

Total	$128,424	$7,414	$4,268	$2,312

Percentage of amortized cost			3%	31%

Equity Securities:
Less than six months	$247	$94	$10	$22	106	33
Six months or greater but less than nine months	29	65	5	16	3	2
Nine months or greater but less than twelve months	6	47	—	16	3	2
Twelve months or greater	518	340	56	116	35	14

Total	$800	$546	$71	$170

Percentage of cost			9%	31%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $116 million at December 31, 2010 to $96 million at December 31, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at December 31, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 71% were rated A or better.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $5.8 billion and $6.8 billion at December 31, 2011 and 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	December 31,
	2011	2010
Sector:
RMBS	30%	25%
U.S. corporate securities	24	23
Foreign corporate securities	23	14
Foreign government securities	6	9
ABS	5	5
CMBS	4	4
State and political subdivision securities	3	8
U.S. Treasury and agency securities	—	8
Other	5	4

Total	100%	100%

Industry:
Mortgage-backed	34%	29%
Finance	27	21
Utility	8	5
Foreign government securities	6	9
Consumer	6	4
Asset-backed	5	5
Communications	3	2
State and political subdivision securities	3	8
Industrial	2	2
U.S. Treasury and agency securities	—	8
Other	6	7

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	December 31,
	2011		2010
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	96	8	107	6
Total gross unrealized losses	$1,703	$117	$2,014	$103
Percentage of total gross unrealized losses	31%	39%	31%	43%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $297 million during the year ended December 31, 2011. The decline in, or improvement in, gross unrealized losses for the year ended December 31, 2011, was primarily attributable to a decrease in interest rates, partially offset by widening credit spreads. These securities were included in the Company’s OTTI review process.

As of December 31, 2011, $1.3 billion of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $1.3 billion, $526 million, or 41%, are related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since purchase. Of the $1.3 billion, $759 million, or 59%, are related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities are principally related to RMBS (primarily alternative residential mortgage loans and sub-prime residential mortgage loans), U.S and foreign corporate securities (primarily utility, industrial and financial services industry securities) and ABS (primarily collateralized debt obligations) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. As explained further in Note 1, management evaluates these U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at December 31, 2011:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$123	$87	71%	$46	53%	$46	100%	22%
Six months or greater but less than twelve months	4	—	—%	—	—%	—	—%	—%
Twelve months or greater	96	96	100%	96	100%	96	100%	71%

All equity securities with gross unrealized losses of 20% or more	$223	$183	82%	$142	78%	$142	100%	55%

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

Based on the Company’s current evaluation of available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Trading and Other Securities

The table below presents certain information about the Company’s trading and other securities.

	December 31,
	2011	2010
	(In millions)
Actively Traded Securities	$473	$463
FVO general account securities	267	131
FVO contractholder-directed unit-linked investments	17,411	17,794
FVO securities held by CSEs	117	201

Total trading and other securities — at estimated fair value	$18,268	$18,589

Actively Traded Securities — at estimated fair value	$473	$463
Short sale agreement liabilities — at estimated fair value	(127)	(46)

Net long/short position — at estimated fair value	$346	$417

Investments pledged to secure short sale agreement liabilities	$558	$465

See Note 1 for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of CSEs included in the table above. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective years, as applicable.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(924)	$(682)	$(2,432)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(31)	212	939

Net OTTI losses on fixed maturity securities recognized in earnings (1)	(955)	(470)	(1,493)
Fixed maturity securities — net gains (losses) on sales and disposals	25	215	(165)

Total gains (losses) on fixed maturity securities	(930)	(255)	(1,658)
Other net investment gains (losses):
Equity securities	(23)	104	(399)
Trading and other securities — FVO general account securities —changes in estimated fair value	(2)	—	—
Mortgage loans	175	22	(442)
Real estate and real estate joint ventures	134	(54)	(164)
Other limited partnership interests	4	(18)	(356)
Other investment portfolio gains (losses)	(7)	(6)	(26)

Subtotal — investment portfolio gains (losses)	(649)	(207)	(3,045)

FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	(84)	758	—
Securities	—	(78)	—
Long-term debt — related to commercial mortgage loans	97	(722)	—
Long-term debt — related to securities	(8)	48	—
Other gains (losses) (2)	(223)	(207)	144

Subtotal FVO CSEs and other gains (losses)	(218)	(201)	144

Total net investment gains (losses)	$(867)	$(408)	$(2,901)

(1)

Investment portfolio gains (losses) for the year ended December 31, 2011 includes intent-to-sell impairments of ($154) million as a result of the pending disposition of certain operations of MetLife Bank and the Caribbean Business. See Note 2.

(2)

Other gains (losses) includes a loss of $87 million and $209 million for the years ended December 31, 2011 and 2010, respectively, related to the sale of the Company’s investment in MSI MetLife. See Note 2. Other gains (losses) for the year ended December 31, 2011 includes a goodwill impairment loss of $65 million and a loss of $19 million related to the Company’s pending sale of the Caribbean Business. See Notes 2 and 7.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $37 million, $230 million and $226 million for the years ended December 31, 2011, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$67,449	$54,514	$38,972	$1,241	$616	$940	$68,690	$55,130	$39,912

Gross investment gains	$892	$831	$939	$108	$129	$134	$1,000	$960	$1,073

Gross investment losses	(867)	(616)	(1,104)	(71)	(11)	(133)	(938)	(627)	(1,237)

Total OTTI losses recognized in earnings:
Credit-related	(645)	(423)	(1,130)	—	—	—	(645)	(423)	(1,130)
Other (1)	(310)	(47)	(363)	(60)	(14)	(400)	(370)	(61)	(763)

Total OTTI losses recognized in earnings	(955)	(470)	(1,493)	(60)	(14)	(400)	(1,015)	(484)	(1,893)

Net investment gains (losses)	$(930)	$(255)	$(1,658)	$(23)	$104	$(399)	$(953)	$(151)	$(2,057)

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

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Finance	$56	$126	$452
Consumer	50	36	211
Communications	41	16	235
Industrial	11	2	30
Utility	10	3	89
Other industries	1	—	26

Total U.S. and foreign corporate securities	169	183	1,043
Foreign government securities	486	—	1
RMBS	214	117	258
ABS	54	84	103
CMBS	32	86	88

Total	$955	$470	$1,493

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Sector:
Non-redeemable preferred stock	$38	$7	$333
Common stock	22	7	67

Total	$60	$14	$400

Industry:
Financial services industry:
Perpetual hybrid securities	$38	$3	$310
Common and remaining non-redeemable preferred stock	—	—	30

Total financial services industry	38	3	340
Other industries	22	11	60

Total	$60	$14	$400

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

	Years Ended December 31,
	2011	2010
	(In millions)
Balance, at January 1,	$443	$581
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	45	109
Additional impairments — credit loss OTTI recognized on securities previously impaired	143	125
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(90)	(260)
Securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	(100)
Securities impaired to net present value of expected future cash flows	(57)	(2)
Increases in cash flows — accretion of previous credit loss OTTI	(13)	(10)

Balance, at December 31,	$471	$443

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Investment income:
Fixed maturity securities	$15,037	$12,407	$11,545
Equity securities	141	128	178
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	31	73	116
Mortgage loans	3,164	2,824	2,741
Policy loans	641	649	641
Real estate and real estate joint ventures	704	391	(245)
Other limited partnership interests	681	879	174
Cash, cash equivalents and short-term investments	167	101	128
International joint ventures (2)	3	(81)	(115)
Other	178	236	205

Subtotal	20,747	17,607	15,368
Less: Investment expenses	1,029	894	911

Subtotal, net	19,718	16,713	14,457

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	(453)	372	284
FVO CSEs:
Commercial mortgage loans	332	411	—
Securities	9	15	—

Subtotal	(112)	798	284

Net investment income	$19,606	$17,511	$14,741

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were:

Trading and other securities — Actively Traded Securities and FVO general account securities	$ (3)	$ 30	$ 34
Trading and other securities — FVO contractholder-directed unit-linked investments	$ (647)	$ 322	$ 275

(2)

Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of ($23) million, $36 million, and ($143) million for the years ended December 31, 2011, 2010, and 2009, respectively.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Securities Lending

As described more fully in Note 1, the Company participates in a securities lending program whereby blocks of securities are loaned to third parties. These transactions are treated as financing arrangements and the associated cash collateral received is recorded as a liability. The Company is obligated to return the cash collateral received to its counterparties.

Elements of the securities lending program are presented below at:

	December 31,
	2011	2010
	(In millions)
Securities on loan: (1)
Amortized cost	$20,613	$23,715
Estimated fair value	$24,072	$24,230
Cash collateral on deposit from counterparties (2)	$24,223	$24,647

Security collateral on deposit from counterparties	$371	$—

Reinvestment portfolio — estimated fair value	$23,940	$24,177

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented in the table below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity securities, equity securities, and trading and other securities and at carrying value for mortgage loans.

	December 31,
	2011	2010
	(In millions)
Invested assets on deposit (1)	$1,660	$2,110
Invested assets held in trust (2)	11,135	8,430
Invested assets pledged as collateral (3)	29,899	29,470

Total invested assets on deposit, held in trust and pledged as collateral	$42,694	$40,010

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, short-term investments, fixed maturity securities and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy requirements under certain collateral financing agreements and certain reinsurance agreements.

(3)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding and advances agreements (see Notes 8 and 11), collateralized borrowings (see Note 11), collateral financing arrangements (see Note 12), derivative transactions (see Note 4), and short sale agreements (see “— Trading and Other Securities”).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,440	56.1%	$37,818	60.7%
Agricultural	13,129	18.2	12,751	20.4
Residential (1)	689	1.0	2,231	3.7

Subtotal	54,258	75.3	52,800	84.8
Valuation allowances (1)	(481)	(0.7)	(664)	(1.1)

Subtotal mortgage loans held-for-investment, net	53,777	74.6	52,136	83.7
Commercial mortgage loans held by CSEs	3,138	4.4	6,840	11.0

Total mortgage loans held-for-investment, net	56,915	79.0	58,976	94.7

Mortgage loans held-for-sale:
Residential	3,064	4.2	2,510	4.0
Mortgage loans — lower of amortized cost or estimated fair value (1)	4,462	6.2	811	1.3
Securitized reverse residential mortgage loans (2)	7,652	10.6	—	—

Total mortgage loans held-for-sale	15,178	21.0	3,321	5.3

Total mortgage loans, net	$72,093	100.0%	$62,297	100.0%

(1)

The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment was transferred to mortgage loans held-for-sale in connection with the pending disposition of certain operations of MetLife Bank. See Note 2.

(2)	See Note 1 for a discussion of the securitized reverse residential mortgage loans.

See “— Variable Interest Entities” for discussion of CSEs included in the table above and the decrease in commercial mortgage loans held by CSEs.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $286 million and $283 million at December 31, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the recorded investment in mortgage loans held for investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$96	$159	$13	$268
Evaluated collectively for credit losses	40,344	12,970	676	53,990

Total mortgage loans	40,440	13,129	689	54,258

Valuation allowances:
Specific credit losses	59	45	1	105
Non-specifically identified credit losses	339	36	1	376

Total valuation allowances	398	81	2	481

Mortgage loans, net of valuation allowance	$40,042	$13,048	$687	$53,777

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$120	$146	$13	$279
Evaluated collectively for credit losses	37,698	12,605	2,218	52,521

Total mortgage loans	37,818	12,751	2,231	52,800

Valuation allowances:
Specific credit losses	36	52	—	88
Non-specifically identified credit losses	526	36	14	576

Total valuation allowances	562	88	14	664

Mortgage loans, net of valuation allowance	$37,256	$12,663	$2,217	$52,136

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2009	$232	$61	$11	$304
Provision (release)	384	79	12	475
Charge-offs, net of recoveries	(27)	(25)	(6)	(58)

Balance at December 31, 2009	589	115	17	721
Provision (release)	(5)	12	2	9
Charge-offs, net of recoveries	(22)	(39)	(5)	(66)

Balance at December 31, 2010	562	88	14	664
Provision (release)	(152)	(3)	10	(145)
Charge-offs, net of recoveries	(12)	(4)	(3)	(19)
Transfer to held-for-sale (1)	—	—	(19)	(19)

Balance at December 31, 2011	$398	$81	$2	$481

(1)

The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment was transferred to mortgage loans held-for-sale in connection with the pending disposition of certain operations of MetLife Bank. See Note 2.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value.  See Note 1 for a discussion of all credit quality indicators presented herein. Presented below for the commercial mortgage loans held-for-investment is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Commercial
	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	>1.20x	1.00x - 1.20x	< 1.00x
		(In millions)			(In millions)
December 31, 2011:
Loan-to-value ratios:
Less than 65%	$24,983	$448	$564	$25,995	64.3%	$27,581	65.5%
65% to 75%	8,275	336	386	8,997	22.3	9,387	22.3
76% to 80%	1,150	98	226	1,474	3.6	1,473	3.5
Greater than 80%	2,714	880	380	3,974	9.8	3,664	8.7

Total	$37,122	$1,762	$1,556	$40,440	100.0%	$42,105	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$16,663	$125	$483	$17,271	45.7%	$18,183	46.9%
65% to 75%	9,022	765	513	10,300	27.2	10,685	27.6
76% to 80%	3,033	304	135	3,472	9.2	3,535	9.1
Greater than 80%	4,155	1,813	807	6,775	17.9	6,374	16.4

Total	$32,873	$3,007	$1,938	$37,818	100.0%	$38,777	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator.  The recorded investment in agricultural mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans held-for-investment was $13.6 billion and $12.9 billion at December 31, 2011 and 2010, respectively.

	Agricultural
	December 31,
	2011		2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,802	89.9%	$11,483	90.1%
65% to 75%	874	6.7	885	6.9
76% to 80%	76	0.6	48	0.4
Greater than 80%	377	2.8	335	2.6

Total	$13,129	100.0%	$12,751	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator.  The recorded investment in residential mortgage loans held-for-investment, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of residential mortgage loans held-for-investment was $737 million and $2.3 billion at December 31, 2011 and 2010, respectively.

	Residential
	December 31,
	2011		2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$671	97.4%	$2,149	96.3%
Nonperforming	18	2.6	82	3.7

Total	$689	100.0%	$2,231	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both December 31, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; agricultural mortgage loans — 90 days or more; and residential mortgage loans — 60 days or more. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due Still Accruing Interest		Nonaccrual Status
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
			(In millions)
Commercial	$63	$58	$—	$1	$63	$7
Agricultural	146	159	29	13	157	177
Residential	8	79	—	11	17	25

Total	$217	$296	$29	$25	$237	$209

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Impaired Mortgage Loans. The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
December 31, 2011:
Commercial	$96	$96	$59	$37	$252	$237	$348	$274
Agricultural	160	159	45	114	71	69	231	183
Residential	13	13	1	12	1	1	14	13

Total	$269	$268	$105	$163	$324	$307	$593	$470

December 31, 2010:
Commercial	$120	$120	$36	$84	$99	$87	$219	$171
Agricultural	146	146	52	94	123	119	269	213
Residential	3	3	—	3	16	16	19	19

Total	$269	$269	$88	$181	$238	$222	$507	$403

Unpaid principal balance is generally prior to any charge-offs.

The average investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, for the years ended December 31, 2011 and 2010, respectively, and for all mortgage loans for the year ended December 31, 2009, was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)
For the Year Ended December 31, 2011:
Commercial	$313	$5	$1
Agricultural	252	4	1
Residential	23	—	—

Total	$588	$9	$2

For the Year Ended December 31, 2010:
Commercial	$192	$5	$1
Agricultural	284	6	2
Residential	16	—	—

Total	$492	$11	$3

For the Year Ended December 31, 2009	$338	$8	$1

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 for a discussion of loan modifications that are classified as trouble debt restructuring and the types of concession typically granted. At December 31, 2011, the number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Mortgage Loans Modified in a Troubled Debt Restructuring
	December 31, 2011
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification
		(In millions)
Commercial	5	$147	$111
Agricultural	10	42	42
Residential	—	—	—

Total	15	$189	$153

During the previous 12 months, the Company had four agricultural mortgage loans, with a carrying value after specific valuation allowance of $13 million, modified in a troubled debt restructuring with a subsequent payment default at December 31, 2011. There were no commercial or residential mortgage loans during the previous 12 months modified in a troubled debt restructuring with a subsequent payment default at December 31, 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; agricultural mortgage loans — 90 days or more; and residential mortgage loans — 60 days or more.

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$5,958	69.6%	$4,987	62.1%
Real estate joint ventures and funds	2,340	27.3	2,707	33.7

Real estate and real estate joint ventures	8,298	96.9	7,694	95.8
Foreclosed (commercial, agricultural and residential)	264	3.1	152	1.9

Real estate held-for-investment	8,562	100.0	7,846	97.7
Real estate held-for-sale	1	—	184	2.3

Total real estate and real estate joint ventures	$8,563	100.0%	$8,030	100.0%

The Company classifies within traditional real estate its investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional real estate investment portfolio was $7.7 billion and $6.3 billion at December 31, 2011 and 2010, respectively. The Company classifies within real estate joint ventures and funds, its investments in joint ventures with interests in multi-property

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

projects with varying strategies ranging from the development of properties to the operation of income-producing properties; as well as its investments in real estate private equity funds. From time to time, the Company transfers investments from these joint ventures to traditional real estate, if the Company retains an interest in the joint venture after a completed property commences operations and the Company intends to retain an interest in the property.

Properties acquired through foreclosure were $295 million, $165 million and $127 million for the years ended December 31, 2011, 2010 and 2009, respectively, and include commercial, agricultural and residential properties. After the Company acquires properties through foreclosure, it evaluates whether the properties are appropriate for retention in its traditional real estate portfolio. Foreclosed real estate held at December 31, 2011 and 2010 includes those properties the Company has not selected for retention in its traditional real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

The wholly-owned real estate within traditional real estate is net of accumulated depreciation of $1.3 billion and $1.5 billion at December 31, 2011 and 2010, respectively. Related depreciation expense on traditional wholly-owned real estate was $164 million, $151 million and $135 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts include depreciation expense related to discontinued operations of $7 million, $16 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively.

There were no impairments recognized on real estate held-for-investment for the year ended December 31, 2011. Impairments recognized on real estate held-for-investment were $48 million and $160 million for the years ended December 31, 2010 and 2009, respectively. Impairments recognized on real estate held-for-sale were $2 million and $1 million for the years ended December 31, 2011 and 2010, respectively. There were no impairments recognized on real estate held-for-sale for the year ended December 31, 2009. The Company’s carrying value of real estate held-for-sale has been reduced by impairments recorded prior to 2009 of $1 million at both December 31, 2011 and 2010. The carrying value of non-income producing real estate was $182 million and $137 million at December 31, 2011 and 2010, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.4 billion at both December 31, 2011 and 2010. Included within other limited partnership interests were $1.1 billion and $1.0 billion at December 31, 2011 and 2010, respectively, of investments in hedge funds. Impairments of other limited partnership interests, principally other limited partnership interests accounted for under the cost method, were $5 million, $12 million and $354 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $9.5 billion as of December 31, 2011. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.5 billion as of December 31, 2011. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

As further described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method real estate joint ventures, real estate funds and other limited partnership interests exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2010 and 2009. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

As of, and for the year ended December 31, 2011, the aggregated summarized financial data presented below reflects the latest available financial information. Aggregate total assets of these entities totaled $266.4 billion and $262.9 billion as of December 31, 2011 and 2010, respectively. Aggregate total liabilities of these entities totaled $31.2 billion and $77.6 billion as of December 31, 2011 and 2010, respectively. Aggregate net income (loss) of these entities totaled $9.7 billion, $18.7 billion and $22.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Aggregate net income (loss) from real estate joint ventures, real estate funds and other limited partnership interests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive fair values	$16,200	68.6%	$7,777	50.4%
Leveraged leases, net of non-recourse debt	2,248	9.5	2,191	14.2
Tax credit partnerships	1,531	6.5	976	6.3
MSRs	666	2.8	950	6.2
Funds withheld	608	2.6	551	3.6
Joint venture investments	218	0.9	694	4.5
Other	2,157	9.1	2,291	14.8

Total	$23,628	100.0%	$15,430	100.0%

See Note 4 for information regarding the freestanding derivatives with positive estimated fair values. See “—Leveraged Leases” for the composition of leveraged leases. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. See Note 5 for activity rollforwards for MSRs. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Joint venture investments are accounted for under the equity method and represent the Company’s investment in insurance underwriting joint ventures in China, Japan (see Note 2) and Chile.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2011	2010
	(In millions)
Rental receivables, net	$1,859	$1,882
Estimated residual values	1,657	1,682

Subtotal	3,516	3,564
Unearned income	(1,268)	(1,373)

Investment in leveraged leases	$2,248	$2,191

Rental receivables are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 34 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed monthly. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. As of December 31, 2011 and 2010, all rental receivables were performing.

The deferred income tax liability related to leveraged leases was $1.5 billion and $1.4 billion at December 31, 2011 and 2010, respectively.

The components of income from investment in leveraged leases, excluding realized gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net income from investment in leveraged leases	$125	$123	$114
Less: Income tax expense on leveraged leases	(44)	(43)	(40)

Net investment income after income tax from investment in leveraged leases	$81	$80	$74

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.0 billion and $9.6 billion at December 31, 2011 and 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition-date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances (see Note 1).

The table below presents the purchased credit impaired investments, by invested asset class, held at:

	Fixed Maturity Securities		Mortgage Loans
	December 31,
	2011	2010	2011	2010
	(In millions)
Outstanding principal and interest balance (1)	$4,547	$1,548	$471	$504
Carrying value (2)	$3,130	$1,050	$173	$195

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.

The following table presents information about purchased credit impaired investments acquired during the periods, as of their respective acquisition dates:

	Fixed Maturity Securities		Mortgage Loans
	Years Ended December 31,
	2011	2010	2011	2010
	(In millions)
Contractually required payments (including interest)	$5,141	$2,126	$—	$553
Cash flows expected to be collected (1), (2)	$4,365	$1,782	$—	$374
Fair value of investments acquired	$2,590	$1,076	$—	$201

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

(2)

A portion of the difference between the contractually required payments (including interest) and the cash flows expected to be collected on certain of the investments acquired in the Acquisition has been established as an indemnification asset as discussed further in Note 2.

The following table presents activity for the accretable yield on purchased credit impaired investments for:

	Fixed Maturity Securities		Mortgage Loans
	Years Ended December 31,
	2011	2010	2011	2010
	(In millions)
Accretable yield, January 1,	$541	$—	$170	$—
Investments purchased	1,775	606	—	—
Acquisition (1)	—	100	—	173
Accretion recognized in earnings	(114)	(62)	(56)	(3)
Disposals	(65)	—	—	—
Reclassification (to) from nonaccretable difference	174	(103)	140	—

Accretable yield, December 31,	$2,311	$541	$254	$170

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

As described further in Note 2, all investments acquired in the Acquisition were recorded at estimated fair value as of the Acquisition Date. This activity relates to acquired fixed maturity securities and mortgage loans with a credit impairment inherent in the estimated fair value.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2011 and 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2011		2010
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Consolidated securitization entities (1)	$3,299	$3,103	$7,114	$6,892
MRSC collateral financing arrangement (2)	3,333	—	3,333	—
Other limited partnership interests	360	6	319	85
Trading and other securities	163	—	186	—
Other invested assets	102	1	108	1
Real estate joint ventures	16	18	20	17

Total	$7,273	$3,128	$11,080	$6,995

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

The Company consolidates former QSPEs that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $172 million and $201 million at estimated fair value at December 31, 2011 and 2010, respectively. The long-term debt presented below bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next six years. Interest expense related to these obligations, included in other expenses, was $324 million and $411 million for the years ended December 31, 2011 and 2010, respectively. The Company sold certain of these CMBS investments in the third quarter of 2011, resulting in the deconsolidation of such entities and their related mortgage loans held-for-investment and long-term debt. The assets and liabilities of these CSEs, at estimated fair value, were as follows at:

	December 31,
	2011	2010
	(In millions)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,138	$6,840
Trading and other securities	117	201
Accrued investment income	16	34
Cash and cash equivalents	21	39
Premiums, reinsurance and other receivables	7	—

Total assets	$3,299	$7,114

Liabilities:
Long-term debt	$3,068	$6,820
Other liabilities	35	72

Total liabilities	$3,103	$6,892

(2)	See Note 12 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value, at:

	December 31,
	2011	2010
	(In millions)
Fixed maturity securities available-for-sale:
ABS	$1,356	$1,333
U.S. corporate securities	833	893
RMBS	502	547
CMBS	369	383
Foreign corporate securities	126	139
State and political subdivision securities	39	30
Foreign government securities	—	5
Mortgage loans	49	—
Cash and cash equivalents	59	3

Total	$3,333	$3,333

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	December 31,
	2011		2010
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$42,637	$42,637	$45,852	$45,852
CMBS (2)	19,069	19,069	20,675	20,675
ABS (2)	12,979	12,979	13,168	13,168
U.S. corporate securities	2,911	2,911	2,435	2,435
Foreign corporate securities	2,087	2,087	2,950	2,950
Other limited partnership interests	4,340	6,084	4,383	6,479
Other invested assets	799	1,194	576	773
Trading and other securities	671	671	789	789
Mortgage loans	456	456	350	350
Real estate joint ventures	61	79	40	108

Total	$86,010	$88,167	$91,218	$93,579

(1)

The maximum exposure to loss relating to the fixed maturity and trading and other securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The maximum exposure to loss relating to mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $267 million and $231 million at December 31, 2011 and 2010, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2011, 2010 and 2009.

4. Derivative Financial Instruments

Accounting for Derivative Financial Instruments

See Note 1 for a description of the Company’s accounting policies for derivative financial instruments.

See Note 5 for information about the fair value hierarchy for derivatives.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

		December 31,
		2011			2010
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$79,733	$8,241	$2,199	$54,803	$2,654	$1,516
	Interest rate floors	23,866	1,246	165	23,866	630	66
	Interest rate caps	49,665	102	—	35,412	176	1
	Interest rate futures	14,965	25	19	9,385	43	17
	Interest rate options	16,988	896	6	8,761	144	23
	Interest rate forwards	14,033	286	91	10,374	106	135
	Synthetic GICs	4,454	—	—	4,397	—	—
Foreign currency	Foreign currency swaps	16,461	1,172	1,060	17,626	1,616	1,282
	Foreign currency forwards	10,149	200	60	10,443	119	91
	Currency futures	633	—	—	493	2	—
	Currency options	1,321	6	—	5,426	50	—
	Non-derivative hedging instruments (2)	—	—	—	169	—	185
Credit	Credit default swaps	13,136	326	113	10,957	173	104
	Credit forwards	20	4	—	90	2	3
Equity market	Equity futures	7,053	26	10	8,794	21	9
	Equity options	17,099	3,263	179	33,688	1,843	1,197
	Variance swaps	18,801	397	75	18,022	198	118
	Total rate of return swaps	1,644	10	34	1,547	—	—

	Total	$290,021	$16,200	$4,011	$254,253	$7,777	$4,747

(1)

The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)

The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within PABs in the consolidated balance sheets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount of derivative financial instruments by maturity at December 31, 2011:

	Remaining Life
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(In millions)
Interest rate swaps	$5,709	$26,479	$18,989	$28,556	$79,733
Interest rate floors	—	16,866	4,000	3,000	23,866
Interest rate caps	5,000	40,151	4,514	—	49,665
Interest rate futures	14,965	—	—	—	14,965
Interest rate options	707	11,976	4,305	—	16,988
Interest rate forwards	13,358	675	—	—	14,033
Synthetic GICs	4,454	—	—	—	4,454
Foreign currency swaps	1,255	6,593	5,793	2,820	16,461
Foreign currency forwards	9,834	237	19	59	10,149
Currency futures	633	—	—	—	633
Currency options	1,321	—	—	—	1,321
Credit default swaps	174	12,315	647	—	13,136
Credit forwards	20	—	—	—	20
Equity futures	7,053	—	—	—	7,053
Equity options	538	5,254	11,307	—	17,099
Variance swaps	1,015	2,067	15,396	323	18,801
Total rate of return swaps	1,597	47	—	—	1,644

Total	$67,633	$122,660	$64,970	$34,758	$290,021

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company writes covered call options on its portfolio of U.S. Treasury securities as an income generation strategy. In a covered call transaction, the Company receives a premium at the inception of the contract in exchange for giving the derivative counterparty the right to purchase the referenced security from the Company at a predetermined price. The call option is “covered” because the Company owns the referenced security over the term of the option. Covered call options are included in interest rate options in the preceding table. The Company utilizes covered call options in non-qualifying hedging relationships.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The Company utilizes foreign currency forwards in fair value, net investment in foreign operations and non-qualifying hedging relationships.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. The Company utilizes swap spreadlocks in non-qualifying hedging relationships.

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to hedge credit risk. If a credit event, as defined by the contract, occurs, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments such as U.S. Treasury securities, agency securities or other fixed maturity securities. The Company also enters into certain credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offered Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2011			2010
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$3,220	$500	$98	$4,524	$907	$145
Foreign currency forwards	1,830	2	10	—	—	—
Interest rate swaps	4,580	1,884	92	5,108	823	169

Subtotal	9,630	2,386	200	9,632	1,730	314

Cash flow hedges:
Foreign currency swaps	6,370	352	306	5,556	213	347
Interest rate swaps	3,230	947	—	3,562	102	116
Interest rate forwards	965	210	—	1,140	—	107
Credit forwards	20	4	—	90	2	3

Subtotal	10,585	1,513	306	10,348	317	573

Foreign operations hedges:
Foreign currency forwards	1,689	53	12	1,935	9	26
Non-derivative hedging instruments	—	—	—	169	—	185

Subtotal	1,689	53	12	2,104	9	211

Total qualifying hedges	$21,904	$3,952	$518	$22,084	$2,056	$1,098

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2011			2010
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$71,923	$5,410	$2,107	$46,133	$1,729	$1,231
Interest rate floors	23,866	1,246	165	23,866	630	66
Interest rate caps	49,665	102	—	35,412	176	1
Interest rate futures	14,965	25	19	9,385	43	17
Interest rate options	16,988	896	6	8,761	144	23
Interest rate forwards	13,068	76	91	9,234	106	28
Synthetic GICs	4,454	—	—	4,397	—	—
Foreign currency swaps	6,871	320	656	7,546	496	790
Foreign currency forwards	6,630	145	38	8,508	110	65
Currency futures	633	—	—	493	2	—
Currency options	1,321	6	—	5,426	50	—
Credit default swaps	13,136	326	113	10,957	173	104
Equity futures	7,053	26	10	8,794	21	9
Equity options	17,099	3,263	179	33,688	1,843	1,197
Variance swaps	18,801	397	75	18,022	198	118
Total rate of return swaps	1,644	10	34	1,547	—	—

Total non-designated or non-qualifying derivatives	$268,117	$12,248	$3,493	$232,169	$5,721	$3,649

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Derivatives and hedging gains (losses) (1)	$6,108	$122	$(6,624)
Embedded derivatives	(1,284)	(387)	1,758

Total net derivative gains (losses)	$4,824	$(265)	$(4,866)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents earned income on derivatives for the:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Qualifying hedges:
Net investment income	$98	$83	$49
Interest credited to policyholder account balances	214	233	220
Other expenses	(4)	(6)	(3)

Non-qualifying hedges:
Net investment income	(8)	(3)	(2)
Other revenues	75	108	77
Net derivative gains (losses)	411	65	91
Policyholder benefits and claims	17	—	—

Total	$803	$480	$432

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities; and (iv) foreign currency forwards to hedge the foreign currency fair value exposure of foreign currency denominated fixed rate investments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(25)	$22	$(3)
	PABs (1)	1,054	(1,030)	24
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	3	4
	Foreign-denominated PABs (2)	(24)	(25)	(49)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(25)	25	—

Total		$981	$(1,005)	$(24)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(14)	$16	$2
	PABs (1)	140	(142)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(14)	—
	Foreign-denominated PABs (2)	9	(20)	(11)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$149	$(160)	$(11)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$49	$(42)	$7
	PABs (1)	(963)	951	(12)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	10	(3)
	Foreign-denominated PABs (2)	462	(449)	13
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$(465)	$470	$5

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the year ended December 31, 2011, ($3) million of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness. For the years ended December 31, 2010 and 2009, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. The net amounts reclassified into net derivative gains (losses) for the years ended December 31, 2011, 2010 and 2009 related to such discontinued cash flow hedges were gains (losses) of ($13) million, $9 million and ($7) million, respectively.

At December 31, 2011 and 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and seven years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Accumulated other comprehensive income (loss), balance at January 1,	$(59)	$(76)	$82
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	1,552	(51)	(221)
Amounts reclassified to net derivative gains (losses)	9	65	54
Amounts reclassified to net investment income	3	4	8
Amounts reclassified to other expenses	9	(1)	3
Amortization of transition adjustment	—	—	(2)

Accumulated other comprehensive income (loss), balance at December 31,	$1,514	$(59)	$(76)

At December 31, 2011, $13 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)	Net Investment Income
	(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps	$1,023	$(42)	$1	$(10)	$1	$—
Foreign currency swaps	175	—	(6)	2	2	—
Interest rate forwards	336	31	1	(1)	2	—
Credit forwards	18	2	1	—	—	—

Total	$1,552	$(9)	$(3)	$(9)	$5	$—

For the Year Ended December 31, 2010:
Interest rate swaps	$13	$—	$—	$(1)	$3	$—
Foreign currency swaps	34	(79)	(6)	2	—	—
Interest rate forwards	(117)	14	2	—	(2)	—
Credit forwards	19	—	—	—	—	—

Total	$(51)	$(65)	$(4)	$1	$1	$—

For the Year Ended December 31, 2009:
Interest rate swaps	$(45)	$—	$—	$(4)	$(2)	$—
Foreign currency swaps	(319)	(133)	(6)	1	(1)	—
Interest rate forwards	147	79	—	—	—	—
Credit forwards	(4)	—	—	—	—	—

Total	$(221)	$(54)	$(6)	$(3)	$(3)	$—

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of equity:

Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) (Effective Portion)			Amount and Location of Gains (Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)
				Net Investment Gains (Losses)
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In millions)
Foreign currency forwards	$62	$(167)	$(244)	$—	$—	$(59)
Foreign currency swaps	—	—	(18)	—	—	(63)
Non-derivative hedging instruments	6	(16)	(37)	—	—	(11)

Total	$68	$(183)	$(299)	$—	$—	$(133)

(1)

During the year ended December 31, 2011, the Company sold its interest in MSI MetLife, which was a hedged item in a net investment hedging relationship. As a result, the Company released losses of $71 million from accumulated other comprehensive income (loss) upon the sale. This release did not impact net income for the year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to sale. During the year ended December 31, 2010, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings. During the year ended December 31, 2009, the Company substantially liquidated, through assumption reinsurance, the portion of its Canadian operations that was being hedged in a net investment hedging relationship. As a result, the Company reclassified losses of $133 million from accumulated other comprehensive income (loss) into earnings. See Note 2.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative and non-derivative hedging instrument’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2011 and 2010, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($84) million and ($223) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps, TRRs and structured interest rate swaps to synthetically create

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)	Other Expenses (4)
	(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps	$2,544	$(2)	$—	$367	$—
Interest rate floors	517	—	—	—	—
Interest rate caps	(228)	—	—	—	—
Interest rate futures	100	1	—	(11)	—
Equity futures	(3)	(6)	(99)	—	—
Foreign currency swaps	70	—	—	—	—
Foreign currency forwards	310	(9)	—	—	—
Currency futures	32	—	—	—	—
Currency options	(69)	—	—	—	—
Equity options	941	(26)	5	—	—
Interest rate options	1,021	—	—	24	—
Interest rate forwards	(14)	—	—	(144)	—
Variance swaps	244	(3)	7	—	—
Credit default swaps	175	5	—	—	—
Total rate of return swaps	(4)	—	—	—	—

Total	$5,636	$(40)	$(87)	$236	$—

For the Year Ended December 31, 2010:
Interest rate swaps	$622	$4	$39	$172	$—
Interest rate floors	144	—	—	—	—
Interest rate caps	(185)	—	—	—	—
Interest rate futures	77	(4)	—	(3)	—
Equity futures	(58)	(25)	(314)	—	—
Foreign currency swaps	52	—	—	—	—
Foreign currency forwards	250	55	—	—	—
Currency futures	(23)	—	—	—	—
Currency options	(83)	(1)	—	—	(4)
Equity options	(683)	(16)	—	—	—
Interest rate options	25	—	—	(6)	—
Interest rate forwards	8	—	—	(74)	—
Variance swaps	(55)	—	—	—	—
Credit default swaps	34	(2)	—	—	—
Total rate of return swaps	14	—	—	—	—

Total	$139	$11	$(275)	$89	$(4)

For the Year Ended December 31, 2009:
Interest rate swaps	$(1,700)	$(5)	$(13)	$(161)	$—
Interest rate floors	(907)	—	—	—	—
Interest rate caps	33	—	—	—	—
Interest rate futures	(366)	2	—	—	—
Equity futures	(681)	(38)	(363)	—	—
Foreign currency swaps	(405)	—	—	—	—
Foreign currency forwards	(102)	(24)	—	—	—
Currency options	(36)	(1)	—	—	(3)
Equity options	(1,713)	(68)	—	—	—
Interest rate options	(379)	—	—	—	—
Interest rate forwards	(7)	—	—	(4)	—
Variance swaps	(276)	(13)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(243)	(11)	—	—	—
Total rate of return swaps	63	—	—	—	—

Total	$(6,757)	$(158)	$(376)	$(165)	$(3)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.7 billion and $5.1 billion at December 31, 2011 and 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2011, the Company would have paid $41 million to terminate all of these contracts, and at December 31, 2010, the Company would have received $62 million to terminate all of these contracts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2011			2010
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$737	3.5	$5	$470	3.8
Credit default swaps referencing indices	(1)	2,813	3.0	45	2,928	3.7

Subtotal	4	3,550	3.1	50	3,398	3.7

Baa
Single name credit default swaps (corporate)	(17)	1,234	4.0	5	735	4.3
Credit default swaps referencing indices	(26)	2,847	4.9	7	931	5.0

Subtotal	(43)	4,081	4.6	12	1,666	4.7

Ba
Single name credit default swaps (corporate)	—	25	3.5	—	25	4.4
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	3.5	—	25	4.4

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	(2)	25	4.8	—	—	—

Subtotal	(2)	25	4.8	—	—	—

Total	$(41)	$7,681	3.9	$62	$5,089	4.1

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.7 billion and $5.1 billion from the table above were $115 million and $120 million at December 31, 2011 and 2010, respectively.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At December 31, 2011 and 2010, the Company was obligated to return cash collateral under its control of $9.5 billion and $2.6 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2011 and 2010, the Company had received collateral consisting of various securities with a fair market value of $2.5 billion and $984 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2011, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value (1) of Derivatives in Net Liability Position	Fixed Maturity Securities (2)	Cash (3)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2011:
Derivatives subject to credit-contingent provisions	$447	$405	$4	$48	$104
Derivatives not subject to credit-contingent provisions	28	11	4	—	—

Total	$475	$416	$8	$48	$104

December 31, 2010:
Derivatives subject to credit-contingent provisions	$1,167	$1,024	$—	$99	$231
Derivatives not subject to credit-contingent provisions	22	—	43	—	—

Total	$1,189	$1,024	$43	$99	$231

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2011 was $777 million. At December 31, 2011, the Company provided collateral of $409 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at December 31, 2011 would be $368 million. This amount does not consider gross derivative assets of $330 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At December 31, 2011 and 2010, the Company pledged securities collateral for exchange-traded futures and options

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of $42 million and $40 million, respectively, which is included in fixed maturity securities. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2011 and 2010, the Company provided cash collateral for exchange-traded futures and options of $680 million and $662 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to GMABs and certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on assumed and ceded reinsurance; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2011	2010
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$327	$185
Funds withheld on assumed reinsurance	35	—
Options embedded in debt or equity securities	(70)	(57)
Other	1	—

Net embedded derivatives within asset host contracts	$293	$128

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$2,104	$370
Funds withheld on ceded reinsurance	122	66
Assumed guaranteed minimum benefits (1)	2,340	2,186
Other	18	12

Net embedded derivatives within liability host contracts	$4,584	$2,634

(1)

Assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs of MSI MetLife, which was sold during the second quarter of 2011, have been separately presented in the current period. See Note 2. Comparative prior year balances, which were previously presented in direct guaranteed minimum benefits, have been conformed to the current period presentation.

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net derivative gains (losses) (1)	$(1,284)	$(387)	$1,758
Policyholder benefits and claims	$86	$8	$(114)

(1)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $1.8 billion, ($96) million and ($1.9) billion, for the years ended December 31, 2011, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate securities	$—	$99,001	$6,784	$105,785
Foreign corporate securities	—	59,648	4,370	64,018
Foreign government securities	76	50,138	2,322	52,536
RMBS	—	41,035	1,602	42,637
U.S. Treasury and agency securities	19,911	20,070	31	40,012
CMBS	—	18,316	753	19,069
State and political subdivision securities	—	13,182	53	13,235
ABS	—	11,129	1,850	12,979
Other fixed maturity securities	—	—	—	—

Total fixed maturity securities	19,987	312,519	17,765	350,271

Equity securities:
Common stock	819	1,105	281	2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	819	1,485	719	3,023

Trading and other securities:
Actively Traded Securities	—	473	—	473
FVO general account securities	—	244	23	267
FVO contractholder-directed unit-linked investments	7,572	8,453	1,386	17,411
FVO securities held by CSEs	—	117	—	117

Total trading and other securities	7,572	9,287	1,409	18,268
Short-term investments (1)	8,150	8,120	590	16,860
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,138	—	3,138
Mortgage loans held-for-sale: (2)
Residential mortgage loans	—	2,836	228	3,064
Securitized reverse residential mortgage loans	—	6,466	1,186	7,652

Total mortgage loans held-for-sale	—	9,302	1,414	10,716

Total mortgage loans	—	12,440	1,414	13,854
Other invested assets:
MSRs	—	—	666	666
Other investments	312	124	—	436
Derivative assets: (3)
Interest rate contracts	32	10,426	338	10,796
Foreign currency contracts	1	1,316	61	1,378
Credit contracts	—	301	29	330
Equity market contracts	29	2,703	964	3,696

Total derivative assets	62	14,746	1,392	16,200

Total other invested assets	374	14,870	2,058	17,302
Net embedded derivatives within asset host contracts (4)	—	1	362	363
Separate account assets (5)	28,191	173,507	1,325	203,023

Total assets	$65,093	$532,229	$25,642	$622,964

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$91	$2,351	$38	$2,480
Foreign currency contracts	—	1,103	17	1,120
Credit contracts	—	85	28	113
Equity market contracts	12	211	75	298

Total derivative liabilities	103	3,750	158	4,011
Net embedded derivatives within liability host contracts (4)	—	19	4,565	4,584
Long-term debt of CSEs	—	2,952	116	3,068
Liability related to securitized reverse residential mortgage loans (6)	—	6,451	1,175	7,626
Trading liabilities (6)	124	3	—	127

Total liabilities	$227	$13,175	$6,014	$19,416

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$84,623	$7,149	$91,772
Foreign corporate securities	—	62,162	5,726	67,888
Foreign government securities	149	38,719	3,134	42,002
RMBS	274	43,037	2,541	45,852
U.S. Treasury and agency securities	14,602	18,623	79	33,304
CMBS	—	19,664	1,011	20,675
State and political subdivision securities	—	10,083	46	10,129
ABS	—	10,142	3,026	13,168
Other fixed maturity securities	—	3	4	7

Total fixed maturity securities	15,025	287,056	22,716	324,797

Equity securities:
Common stock	831	1,094	268	2,193
Non-redeemable preferred stock	—	504	905	1,409

Total equity securities	831	1,598	1,173	3,602

Trading and other securities:
Actively Traded Securities	—	453	10	463
FVO general account securities	—	54	77	131
FVO contractholder-directed unit-linked investments	6,270	10,789	735	17,794
FVO securities held by CSEs	—	201	—	201

Total trading and other securities	6,270	11,497	822	18,589
Short-term investments (1)	3,026	4,681	858	8,565
Mortgage loans:
Commercial mortgage loans held by CSEs	—	6,840	—	6,840
Residential mortgage loans held-for-sale (2)	—	2,486	24	2,510

Total mortgage loans	—	9,326	24	9,350
Other invested assets:
MSRs	—	—	950	950
Other investments	373	121	—	494
Derivative assets: (3)
Interest rate contracts	131	3,583	39	3,753
Foreign currency contracts	2	1,711	74	1,787
Credit contracts	—	125	50	175
Equity market contracts	23	1,757	282	2,062

Total derivative assets	156	7,176	445	7,777

Total other invested assets	529	7,297	1,395	9,221
Net embedded derivatives within asset host contracts (4)	—	—	185	185
Separate account assets (5)	25,566	155,589	1,983	183,138

Total assets	$51,247	$477,044	$29,156	$557,447

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$35	$1,598	$125	$1,758
Foreign currency contracts	—	1,372	1	1,373
Credit contracts	—	101	6	107
Equity market contracts	10	1,174	140	1,324

Total derivative liabilities	45	4,245	272	4,562
Net embedded derivatives within liability host contracts (4)	—	11	2,623	2,634
Long-term debt of CSEs	—	6,636	184	6,820
Trading liabilities (6)	46	—	—	46

Total liabilities	$91	$10,892	$3,079	$14,062

(1)

Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)

Mortgage loans held-for-sale as presented in the tables above differ from the amount presented in the consolidated balance sheets as these tables do not include mortgage loans that were previously designated as held-for-investment, but now are designated as held-for-sale and stated at lower of amortized cost or estimated fair value.

(3)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow. At December 31, 2010 there were $185 million of non-derivative hedging instruments, carried at amortized cost, which are included within the liabilities total in Note 4 but excluded from derivative liabilities in the tables above as they are not derivative instruments. At December 31, 2011, there were no non-derivative hedging instruments.

(4)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At December 31, 2011, fixed maturity securities and equity securities also included embedded derivatives of $2 million and ($72) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $5 million and ($62) million, respectively.

(5)

Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(6)	The liability related to securitized reverse residential mortgage loans and trading liabilities are presented within other liabilities in the consolidated balance sheets.

See Note 3 for discussion of CSEs included in the tables above and for certain amounts in prior year footnote disclosures which have been reclassified to conform with the 2011 presentation.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

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

Mortgage Loans

The Company has elected the FVO for commercial mortgage loans held by CSEs, residential mortgage loans held-for-sale and securitized reverse residential mortgage loans. See Note 1 for a discussion of these mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

The Company issues and assumes certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.

The fair value of these guarantees is estimated using the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these guarantee liabilities includes adjustments for nonperformance risk and for a risk margin related to non-capital market inputs.

The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.

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

The Company ceded the risk associated with certain of the GMIBs and GMABs previously described. These reinsurance agreements contain embedded derivatives which are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including an adjustment for nonperformance risk. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within PABs with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term Debt of CSEs

The Company has elected the FVO for the long-term debt of CSEs. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Liability Related to Securitized Reverse Residential Mortgage Loans

The Company has elected the FVO for the liability related to securitized reverse residential mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of this financial instrument.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Trading and Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury and agency securities, foreign government securities, RMBS principally to-be-announced securities, exchange traded common stock, exchange traded registered mutual fund interests included in trading and other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available. Contractholder-directed unit-linked investments reported within trading and other securities include certain registered mutual fund interests priced using daily NAV provided by the fund managers.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Commercial Mortgage Loans Held by CSEs

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

Residential Mortgage Loans Held-For-Sale

Residential mortgage loans held-for-sale are principally valued using the market approach. Valuation is based primarily on readily available observable pricing for securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Securitized Reverse Residential Mortgage Loans

Securitized reverse residential mortgage loans are principally valued using the market approach. Valuation is based primarily on readily available observable pricing for securities backed by similar fixed-rate loans. The unobservable adjustments to such prices are not significant.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Liability Related to Securitized Reverse Residential Mortgage Loans

The estimated fair value of the liability related to securitized reverse residential mortgage loans, is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable financial instruments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and RMBS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Residential Mortgage Loans Held-For-Sale

Residential mortgage loans held-for-sale for which pricing for securities backed by similar loans is not observable, the estimated fair value is determined using unobservable independent broker quotations or valuation models using significant unobservable inputs.

Securitized Reverse Residential Mortgage Loans

Securitized reverse residential mortgage loans for which pricing for securities backed by similar adjustable-rate loans is not observable, the estimated fair value is determined using unobservable independent broker quotations or valuation models using significant unobservable inputs.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit spreads, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves, equity volatility and unobservable correlations between model inputs. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described under “Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived from or corroborated by observable market data.

Liability Related to Securitized Reverse Residential Mortgage Loans

The estimated fair value of the liability related to securitized reverse residential mortgage loans is based on quoted prices when traded as assets in less active markets or, if not available, based on market standard valuation methodologies using unobservable inputs, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable financial instruments.

Transfers between Levels 1 and 2:

During the years ended December 31, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the years ended December 31, 2011 and 2010 are summarized below.

Transfers into Level 3 were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade), which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the year ended December 31, 2011, transfers into Level 3 for fixed maturity securities of $599 million and for separate account assets of $19 million, were principally comprised of certain U.S. and foreign corporate securities and foreign government securities. During the year ended December 31, 2010, transfers into Level 3 for fixed maturity securities of $1.7 billion and for separate account assets of $46 million were principally comprised of certain U.S. and foreign corporate securities and CMBS.

Transfers out of Level 3 resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs, or increases in market activity and upgraded credit ratings. With respect to derivatives, transfers out of Level 3 resulted primarily from increased transparency related to the observable portion of the equity volatility surface.

During the year ended December 31, 2011, transfers out of Level 3 for fixed maturity securities of $6.7 billion and for separate account assets of $257 million, were principally comprised of certain ABS, foreign government securities, U.S. and foreign corporate securities, RMBS and CMBS. During the year ended December 31, 2011,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

transfers out of Level 3 for derivatives of $75 million were principally comprised of equity options. During the year ended December 31, 2010, transfers out of Level 3 for fixed maturity securities of $1.7 billion and for separate account assets of $234 million were principally comprised of certain U.S. and foreign corporate securities, RMBS and ABS.

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	RMBS	U.S. Treasury and Agency Securities	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$7,149	$5,726	$3,134	$2,541	$79	$1,011	$46	$3,026	$4
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	11	27	18	10	—	25	—	24	—
Net investment gains (losses)	17	(9)	—	(41)	—	(16)	—	(18)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	327	(66)	—	(5)	3	71	(8)	81	—
Purchases (3)	912	1,740	529	393	6	283	11	1,033	—
Sales (3)	(887)	(2,094)	(179)	(213)	(1)	(178)	(4)	(659)	(4)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	169	211	123	20	—	52	10	14	—
Transfers out of Level 3 (4)	(914)	(1,165)	(1,303)	(1,103)	(56)	(495)	(2)	(1,651)	—

Balance, December 31,	$6,784	$4,370	$2,322	$1,602	$31	$753	$53	$1,850	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 included in earnings:
Net investment income	$10	$19	$18	$11	$—	$24	$—	$20	$—
Net investment gains (losses)	$(27)	$(31)	$(3)	$(41)	$—	$(14)	$—	$(10)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans Held- for-sale	Securitized Reverse Residential Mortgage Loans
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$268	$905	$10	$77	$735	$858	$24	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(7)	5	3	—	—
Net investment gains (losses)	14	(71)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	5	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	5	5	—	—	—	2	—	—
Purchases (3)	106	3	—	—	1,246	600	3	—
Sales (3)	(46)	(416)	(8)	(33)	(478)	(870)	—	—
Issuances (3)	—	—	—	—	—	—	175	1,186
Settlements (3)	—	—	—	—	—	—	(87)	—
Transfers into Level 3 (4)	—	12	—	—	121	—	109	—
Transfers out of Level 3 (4)	(66)	—	(2)	(14)	(243)	(1)	(1)	—

Balance, December 31,	$281	$438	$—	$23	$1,386	$590	$228	$1,186

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 included in earnings:
Net investment income	$—	$—	$—	$(8)	$(4)	$—	$—	$—
Net investment gains (losses)	$(6)	$(19)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$5	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Net Derivatives: (7)
	MSRs (5),(6)	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$950	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	(3)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	39	(8)	—
Net derivative gains (losses)	—	41	(28)	(43)	601	(1,277)	—	—	—
Other revenues	(314)	62	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	7	86	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	329	—	14	1	(119)	—	—	—
Purchases (3)	—	(1)	—	1	228	—	284	—	—
Sales (3)	—	—	—	—	—	—	(743)	—	—
Issuances (3)	173	—	—	(3)	(4)	—	—	—	(1,175)
Settlements (3)	(143)	(44)	(1)	(12)	(8)	(455)	—	76	—
Transfers into Level 3 (4)	—	(1)	—	—	—	—	19	—	—
Transfers out of Level 3 (4)	—	—	—	—	(75)	—	(257)	—	—

Balance, December 31,	$666	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$(8)	$—
Net derivative gains (losses)	$—	$24	$(24)	$(42)	$601	$(1,303)	$—	$—	$—
Other revenues	$(282)	$68	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$7	$94	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	RMBS	U.S. Treasury and Agency Securities	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$6,694	$5,244	$378	$2,884	$37	$139	$69	$1,659	$6
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	22	15	6	64	—	1	—	9	1
Net investment gains (losses)	(13)	(34)	(5)	(59)	—	(6)	—	(40)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	277	318	(95)	305	2	89	(2)	168	2
Purchases, sales, issuances and settlements (3)	(415)	305	2,965	(445)	(6)	684	9	1,435	(5)
Transfers into Level 3 (4)	898	502	40	91	46	132	—	28	—
Transfers out of Level 3 (4)	(314)	(624)	(155)	(299)	—	(28)	(30)	(233)	—

Balance, December 31,	$7,149	$5,726	$3,134	$2,541	$79	$1,011	$46	$3,026	$4

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010 included in earnings:
Net investment income	$13	$15	$10	$63	$—	$1	$—	$9	$1
Net investment gains (losses)	$(44)	$(43)	$—	$(29)	$—	$(6)	$—	$(23)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans Held- for-sale	MSRs (5),(6)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$136	$1,102	$32	$51	$—	$23	$25	$878
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	8	(15)	2	—	—
Net investment gains (losses)	5	46	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(2)	(79)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	12	—	—	—	(9)	—	—
Purchases, sales, issuances and settlements (3)	128	(250)	(22)	(1)	750	842	—	151
Transfers into Level 3 (4)	1	—	—	37	—	—	10	—
Transfers out of Level 3 (4)	(9)	(5)	—	(18)	—	—	(9)	—

Balance, December 31,	$268	$905	$10	$77	$735	$858	$24	$950

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010 included in earnings:
Net investment income	$—	$—	$—	$12	$(15)	$2	$—	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$(28)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)				Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt of CSEs (10)
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$7	$108	$42	$199	$(1,455)	$1,797	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	132	48
Net derivative gains (losses)	36	46	4	(88)	(343)	—	—
Other revenues	1	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	8	—	—
Other expenses	—	(4)	—	—	—	—	—
Other comprehensive income (loss)	(107)	2	13	11	(226)	—	—
Purchases, sales, issuances and settlements (3)	(23)	(57)	(15)	20	(422)	242	(232)
Transfers into Level 3 (4)	—	—	—	—	—	46	—
Transfers out of Level 3 (4)	—	(22)	—	—	—	(234)	—

Balance, December 31,	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$48
Net derivative gains (losses)	$36	$45	$6	$(82)	$(363)	$—	$—
Other revenues	$5	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$8	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	RMBS	U.S. Treasury and Agency Securities	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$7,498	$5,906	$386	$1,655	$88	$260	$123	$1,383	$40
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	15	(4)	12	36	—	1	—	2	1
Net investment gains (losses)	(444)	(326)	(52)	(27)	—	(37)	—	(101)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	940	1,515	53	210	(1)	53	7	473	—
Purchases, sales, issuances and settlements (3)	(1,359)	(519)	12	1,126	(29)	(44)	(19)	(139)	(35)
Transfers into and/or out of level 3 (4)	44	(1,328)	(33)	(116)	(21)	(94)	(42)	41	—

Balance, December 31,	$6,694	$5,244	$378	$2,884	$37	$139	$69	$1,659	$6

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009 included in earnings:
Net investment income	$18	$(3)	$11	$36	$—	$1	$—	$2	$1
Net investment gains (losses)	$(412)	$(176)	$—	$(82)	$—	$(61)	$—	$(48)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities	Short-term Investments	Residential Mortgage Loans Held- for-sale	MSRs (5),(6)
	Common Stock	Non- redeemable Preferred Stock
	(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$105	$1,274	$175	$100	$177	$191
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	16	—	—	—
Net investment gains (losses)	(2)	(357)	—	(21)	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Other revenues	—	—	—	—	(3)	172
Policyholder benefits claims	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—
Other comprehensive income (loss)	6	486	—	—	—	—
Purchases, sales, issuances and settlements (3)	23	(256)	(108)	(51)	2	515
Transfers into and/or out of level 3 (4)	4	(45)	—	(5)	(151)	—

Balance, December 31,	$136	$1,102	$83	$23	$25	$878

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009 included in earnings:
Net investment income	$—	$—	$15	$—	$—	$—
Net investment gains (losses)	$(1)	$(168)	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$(3)	$147
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt CSEs
	(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$2,547	$(2,929)	$1,677	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	(13)	—	—	—
Net investment gains (losses)	—	—	(223)	—
Net derivative gains (losses)	(225)	1,716	—	—
Other revenues	(33)	—	—	—
Policyholder benefits and claims	—	(114)	—	—
Other expenses	(2)	—	—	—
Other comprehensive income (loss)	(11)	15	—	—
Purchases, sales, issuances and settlements (3)	97	(143)	478	—
Transfers into and/or out of level 3 (4)	(2,004)	—	(135)	—

Balance, December 31,	$356	$(1,455)	$1,797	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009 included in earnings:
Net investment income	$(13)	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—
Net derivative gains (losses)	$(194)	$1,697	$—	$—
Other revenues	$5	$—	$—	$—
Policyholder benefits and claims	$—	$(114)	$—	$—
Other expenses	$(2)	$—	$—	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities and certain mortgage loans are included within net investment gains (losses) while changes in estimated fair value of certain mortgage loans and MSRs are recorded in other revenues. Lapses associated with net embedded derivatives are included within net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)

The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the year ended December 31, 2011, fees attributed to net embedded derivatives are included within settlements. For the years ended December 31, 2010 and 2009, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements. Purchases, sales, issuances and settlements for the year ended December 31, 2010 include financial instruments acquired from ALICO as follows: $5.4 billion of fixed maturity securities, $68 million of equity securities, $582 million of trading and other securities, $216 million of short-term investments, ($10) million of net derivatives, $244 million of separate account assets and ($116) million of net embedded derivatives.

(4)

Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and/or out of Level 3 in the same period are excluded from the rollforward.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(5)

The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $173 million and ($143) million, respectively, for the year ended December 31, 2011. The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $330 million and ($179) million, respectively, for the year ended December 31, 2010. The additions for purchases, originations and issuances and the reductions for loan payments, sales and settlements, affecting MSRs were $628 million and ($113) million, respectively, for the year ended December 31, 2009.

(6)

The changes in estimated fair value due to changes in valuation model inputs or assumptions were ($314) million, ($79) million and $172 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009 there were no other changes in estimated fair value affecting MSRs.

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

Fair Value Option

Residential Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale carried under the FVO at:

	December 31,
	2011	2010
	(In millions)
Unpaid principal balance	$2,935	$2,473
Excess of estimated fair value over unpaid principal balance	129	37

Carrying value at estimated fair value	$3,064	$2,510

Loans in non-accrual status	$3	$2
Loans more than 90 days past due	$20	$3
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(1)

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

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(3)	$(1)	$(2)
Other changes in estimated fair value	511	487	600

Total gains (losses) recognized in other revenues	$508	$486	$598

Securitized Reverse Residential Mortgage Loans

The following table presents securitized reverse residential mortgage loans carried under the FVO at:

December 31, 2011
(In millions)
Unpaid principal balance	$6,914
Excess of estimated fair value over unpaid principal balance	738

Carrying value at estimated fair value	$7,652

Loans in non-accrual status	$—
Loans more than 90 days past due	$59
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—

Securitized reverse residential mortgage loans accounted for under the FVO are initially measured at estimated fair value. Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues.

The following table presents the liability related to securitized reverse residential mortgage loans carried under the FVO at:

December 31, 2011
(In millions)
Contractual principal balance	$6,914
Excess of estimated fair value over contractual principal balance	712

Carrying value at estimated fair value	$7,626

The liability related to securitized reverse residential mortgage loans accounted for under the FVO is initially measured at estimated fair value. Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans carried under the FVO at:

	December 31,
	2011	2010
	(In millions)
Unpaid principal balance	$3,019	$6,636
Excess of estimated fair value over unpaid principal balance	119	204

Carrying value at estimated fair value	$3,138	$6,840

The following table presents the long-term debt carried under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	December 31,
	2011	2010
	(In millions)
Contractual principal balance	$2,954	$6,619
Excess of estimated fair value over contractual principal balance	114	201

Carrying value at estimated fair value	$3,068	$6,820

Interest income on both commercial mortgage loans and securities classified as trading and other securities held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses). See Note 3.

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Years Ended December 31,
	2011			2010			2009
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$166	$151	$(15)	$179	$164	$(15)	$294	$202	$(92)
Held-for-sale	61	58	(3)	35	33	(2)	9	8	(1)

Mortgage loans, net	$227	$209	$(18)	$214	$197	$(17)	$303	$210	$(93)

Other limited partnership interests (2)	$18	$13	$(5)	$35	$23	$(12)	$915	$561	$(354)
Real estate joint ventures (3)	$—	$—	$—	$33	$8	$(25)	$175	$93	$(82)
Goodwill (4)	$65	$—	$(65)	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

(2)

Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $4 million and $34 million at December 31, 2011 and 2010, respectively.

(3)

Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. There were no unfunded commitments for these investments at December 31, 2011. Unfunded commitments for these investments were $6 million at December 31, 2010.

(4)

Goodwill — As discussed in Notes 2 and 7, the Company recorded an impairment of goodwill associated with MetLife Bank. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the associated estimated fair value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

	December 31,
	2011			2010
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans: (1)
Held-for-investment		$53,777	$56,422		$52,136	$53,927
Held-for-sale		4,462	4,462		811	811

Mortgage loans, net		$58,239	$60,884		$52,947	$54,738
Policy loans		$11,892	$14,213		$11,761	$13,253
Real estate joint ventures (2)		$130	$183		$451	$482
Other limited partnership interests (2)		$1,318	$1,656		$1,539	$1,619
Short-term investments (3)		$450	$450		$819	$819
Other invested assets (2)		$1,434	$1,434		$1,490	$1,490
Cash and cash equivalents		$10,461	$10,461		$12,957	$12,957
Accrued investment income		$4,344	$4,344		$4,328	$4,328
Premiums, reinsurance and other receivables (2)		$4,639	$5,232		$3,752	$4,048
Other assets (2)		$310	$308		$466	$453
Assets of subsidiaries held-for-sale (2)		$—	$—		$3,068	$3,068
Liabilities:
PABs (2)		$146,890	$153,304		$146,822	$152,745
Payables for collateral under securities loaned and other transactions		$33,716	$33,716		$27,272	$27,272
Bank deposits		$10,507	$10,507		$10,316	$10,371
Short-term debt		$686	$686		$306	$306
Long-term debt (2), (4)		$20,587	$22,514		$20,734	$21,892
Collateral financing arrangements		$4,647	$4,136		$5,297	$4,757
Junior subordinated debt securities		$3,192	$3,491		$3,191	$3,461
Other liabilities (2), (5)		$4,087	$4,087		$2,777	$2,777
Separate account liabilities (2)		$49,610	$49,610		$42,160	$42,160
Liabilities of subsidiaries held-for-sale (2)		$—	$—		$105	$105
Commitments: (6)
Mortgage loan commitments	$4,129	$—	$3	$3,754	$—	$(17)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,432	$—	$51	$2,437	$—	$—

(1)

Mortgage loans held-for-investment as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs, which are accounted for under the FVO.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage loans held-for-sale as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table only includes mortgage loans that were previously designated as held-for-investment but now are designated as held-for-sale and stated at lower of amortized cost or estimated fair value.

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

(5)

Other liabilities as presented in the table above differ from the amounts presented in the consolidated balance sheets because certain items within other liabilities are not considered financial instruments and this table does not include the liability related to securitized reverse residential mortgage loans, which are accounted for under the FVO.

(6)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Mortgage Loans

These mortgage loans are principally comprised of commercial and agricultural mortgage loans, which are originated for investment purposes and are primarily carried at amortized cost. Residential mortgage loans are generally purchased from third parties for investment purposes and are principally carried at amortized cost. Mortgage loans originally held-for-investment, but subsequently held-for-sale are carried at the lower of cost or estimated fair value, or for collateral dependent loans, estimated fair value less expected disposition costs. The estimated fair values of these mortgage loans are determined as follows:

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage loans held-for-sale. — Certain mortgage loans previously classified as held-for-investment have been designated as held-for-sale. For these mortgage loans, estimated fair value is determined using independent broker quotations or values provided by independent valuation specialists, or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models.

Policy Loans

For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding table are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Premiums receivable and those amounts recoverable under reinsurance agreements determined to transfer significant risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table. The estimated fair value is determined as the present value of expected future cash flows, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

PABs

PABs in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

as PABs in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Bank Deposits

Due to the frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using discount rates based on the LIBOR/swap curve at the date of the valuation. The Company has taken into consideration the sale price for the pending disposition of most of the depository business of MetLife Bank to determine the estimated fair value of bank deposits at December 31, 2011. See Note 2.

Short-term and Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The determination of estimated fair values of collateral financing arrangements takes into account valuations obtained from the counterparties to the arrangements, as part of the collateral management process. The estimated fair values of long-term debt and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights, contractual interest rates in relation to current market rates, the structuring of the arrangement, and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheets as it does not include capital leases which are not required to be disclosed at estimated fair value.

Other Liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest and dividends payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements and amounts payable under certain

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

assumed reinsurance agreements are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For these reinsurance payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

Separate Account Liabilities

Separate account liabilities included in the preceding table represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance, funding agreements related to group life contracts and certain contracts that provide for benefit funding.

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

Assets and Liabilities of Subsidiaries Held-For-Sale

The carrying values of the assets and liabilities of subsidiaries held-for-sale reflect those assets and liabilities which were previously determined to be financial instruments and which were reflected in other financial statement captions in the comparable table above in previous periods but have been reclassified to these captions to reflect the discontinued nature of the operations. The estimated fair value of the assets and liabilities of subsidiaries held-for-sale has been determined on a basis consistent with the assets and liabilities as described herein.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	DAC	VOBA	Total
	(In millions)
Balance at January 1, 2009	$16,510	$3,491	$20,001
Capitalizations	2,976	—	2,976

Subtotal	19,486	3,491	22,977

Amortization related to:
Net investment gains (losses)	625	87	712
Other expenses	(1,736)	(265)	(2,001)

Total amortization	(1,111)	(178)	(1,289)

Unrealized investment gains (losses)	(2,314)	(505)	(2,819)
Effect of foreign currency translation and other	158	56	214

Balance at December 31, 2009	16,219	2,864	19,083
Capitalizations	3,299	—	3,299
Acquisitions	—	9,210	9,210

Subtotal	19,518	12,074	31,592

Amortization related to:
Net investment gains (losses)	(108)	(16)	(124)
Other expenses	(2,225)	(494)	(2,719)

Total amortization	(2,333)	(510)	(2,843)

Unrealized investment gains (losses)	(1,258)	(125)	(1,383)
Effect of foreign currency translation and other	77	(351)	(274)

Balance at December 31, 2010	16,004	11,088	27,092
Capitalizations	6,858	—	6,858
Acquisitions	—	11	11

Subtotal	22,862	11,099	33,961

Amortization related to:
Net investment gains (losses)	(523)	(49)	(572)
Other expenses	(3,062)	(1,757)	(4,819)

Total amortization	(3,585)	(1,806)	(5,391)

Unrealized investment gains (losses)	(518)	(361)	(879)
Effect of foreign currency translation and other	(167)	447	280

Balance at December 31, 2011	$18,592	$9,379	$27,971

See Note 2 for a description of acquisitions and dispositions.

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $1.3 billion in 2012, $1.1 billion in 2013, $917 million in 2014, $774 million in 2015 and $661 million in 2016.

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

Information regarding DAC and VOBA by segment was as follows:

	DAC		VOBA		Total
	December 31,
	2011	2010	2011	2010	2011	2010
	(In millions)
U.S. Business:
Insurance Products	$8,228	$8,247	$381	$833	$8,609	$9,080
Retirement Products	4,659	4,706	830	1,094	5,489	5,800
Corporate Benefit Funding	101	74	3	1	104	75
Auto & Home	194	190	—	—	194	190

Total U.S. Business	13,182	13,217	1,214	1,928	14,396	15,145
International:
Japan	1,989	135	6,509	6,853	8,498	6,988
Other International Regions	3,420	2,650	1,655	2,306	5,075	4,956

Total International	5,409	2,785	8,164	9,159	13,573	11,944
Corporate & Other	1	2	1	1	2	3

Total	$18,592	$16,004	$9,379	$11,088	$27,971	$27,092

7.  Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill was as follows:

	December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$11,781	$5,047	$5,008
Acquisitions	39	6,959	—
Impairments (1)	(65)	—	—
Effect of foreign currency translation and other	180	(225)	39

Balance at December 31,	$11,935	$11,781	$5,047

(1)	At December 31, 2011, the Company’s accumulated goodwill impairment loss was $65 million.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding allocated goodwill by segment and reporting unit was as follows:

	December 31,
	2011	2010
	(In millions)
U.S. Business:
Insurance Products:
Group life	$2	$2
Individual life	1,263	1,263
Non-medical health	149	149

Total Insurance Products	1,414	1,414
Retirement Products	1,692	1,692
Corporate Benefit Funding	900	900
Auto & Home	157	157

Total U.S. Business	4,163	4,163

International:
Japan	5,371	—
Other International Regions:
Latin America	501	229
Asia Pacific	72	72
Europe	938	38
Middle East	485	—

Total International	7,367	339

Corporate & Other	405	470

Total	$11,935	$4,972

The table above does not include goodwill of $6.8 billion at December 31, 2010, associated with ALICO. In the first quarter of 2011, the Company began reporting the results from its international operations in two separate segments to reflect a change in the manner in which the financial results are reviewed and evaluated by executive management. Consequently, $5.2 billion and $1.8 billion of goodwill were allocated in 2011 to the reporting unit in the Japan segment and to reporting units in the Other International Regions segment, respectively, each net of the associated foreign currency translations. See Note 2 for a description of acquisitions and dispositions.

As of November 1, 2011, American Life’s current and deferred income taxes were affected by measurement period adjustments, which resulted in a $39 million increase to the goodwill recorded as part of the Acquisition related to the Japan segment. See Note 15.

During the third quarter of 2011, the Company began exploring the sale of MetLife Bank’s depository business. As a result, in September 2011, the Company performed a goodwill impairment test on MetLife Bank, which was a separate reporting unit within Corporate & Other. A comparison of the fair value of the reporting unit, using a market multiple approach, to its carrying value indicated a potential for goodwill impairment. A further comparison of the implied fair value of the reporting unit’s goodwill with its carrying amount indicated that the entire amount of goodwill associated with MetLife Bank was impaired. Consequently, the Company recorded a $65 million goodwill impairment charge that is reflected as a net investment loss for the year ended December 31, 2011.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2011 based upon data at June 30, 2011 and concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. Such tests are described in more detail in Note 1.

Based on the adverse economic conditions in 2011, which caused both equity markets and interest rates to decline, the Company assessed the need to update the annual impairment tests and identified only one reporting unit, Retirement Products, that warranted interim impairment testing. The results of the testing indicated that goodwill for the Retirement Products reporting unit was not impaired.

Management continues to evaluate current market conditions that may affect the estimated fair value of these reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

8.  Insurance

Insurance Liabilities

Insurance liabilities were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	December 31,
	2011	2010	2011	2010	2011	2010
	(In millions)
U.S. Business:
Insurance Products	$74,390	$72,936	$30,196	$29,407	$6,000	$5,831
Retirement Products	10,455	8,829	48,689	46,517	161	146
Corporate Benefit Funding	44,471	39,187	56,308	57,773	181	184
Auto & Home	3,101	3,036	—	—	44	171

Total U.S. Business	132,417	123,988	135,193	133,697	6,386	6,332
International:
Japan	26,659	23,083	58,195	53,161	5,212	5,311
Other International Regions	19,002	18,043	24,278	23,857	3,590	3,684

Total International	45,661	41,126	82,473	77,018	8,802	8,995
Corporate & Other	6,174	5,798	34	42	411	423

Total	$184,252	$170,912	$217,700	$210,757	$15,599	$15,750

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding VODA and VOCRA, which are reported in other assets, was as follows:

Amount
(In millions)
Balance at January 1, 2009	$822
Acquisitions	—
Amortization	(34)
Effect of foreign currency translation and other	4

Balance at December 31, 2009	792
Acquisitions	356
Amortization	(42)
Effect of foreign currency translation and other	(12)

Balance at December 31, 2010	1,094
Acquisitions	213
Amortization	(60)
Effect of foreign currency translation and other	17

Balance at December 31, 2011	$1,264

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $82 million in 2012, $89 million in 2013, $94 million in 2014, $92 million in 2015 and $84 million in 2016. See Note 2 for a description of acquisitions and dispositions.

Negative Value of Business Acquired

Information regarding negative VOBA, which is recorded in other policy-related balances, was as follows:

Amount
(In millions)
Balance at January 1, 2010	$—
Acquisitions	4,422
Amortization	(64)
Effect of foreign currency translation	(71)

Balance at December 31, 2010	4,287
Acquisitions	7
Amortization	(697)
Effect of foreign currency translation	60

Balance at December 31, 2011	$3,657

The weighted average amortization period for negative VOBA was 6.0 years. The estimated future amortization of credit to expenses recorded in other expenses for the next five years for negative VOBA is $627 million in 2012, $563 million in 2013, $477 million in 2014, $388 million in 2015 and $298 million in 2016.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, was as follows:

Amount
(In millions)
Balance at January 1, 2009	$711
Capitalization	193
Amortization	(63)

Balance at December 31, 2009	841
Capitalization	157
Amortization	(80)

Balance at December 31, 2010	918
Capitalization	140
Amortization	(132)

Balance at December 31, 2011	$926

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $158.8 billion and $149.0 billion at December 31, 2011 and 2010, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $44.2 billion and $34.1 billion at December 31, 2011 and 2010, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 3.12% and 3.32% at December 31, 2011 and 2010, respectively.

For the years ended December 31, 2011, 2010 and 2009, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2011, 2010 and 2009, the Company issued $39.9 billion, $34.1 billion and $28.6 billion, respectively, and repaid $41.6 billion, $30.9 billion and $32.0 billion, respectively, of such funding agreements. At December 31, 2011 and 2010, funding agreements outstanding, which are included in PABs, were $25.5 billion and $27.2 billion, respectively.

Certain subsidiaries of MetLife, Inc. are members of the Federal Home Loan Bank (“FHLB”). Holdings of FHLB common stock by branch, included in equity securities, were as follows at:

	December 31,
	2011	2010
	(In millions)
FHLB of New York (“FHLB of NY”)	$658	$890
FHLB of Boston	$70	$70
FHLB of Des Moines	$51	$20

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Certain subsidiaries of MetLife, Inc. have also entered into funding agreements. The liability for funding agreements is included in PABs. Information related to the funding agreements was as follows:

	Liability		Collateral
	December 31,
	2011	2010	2011		2010
	(In millions)
FHLB of NY (1)	$11,655	$12,555	$13,002	(2)	$14,204	(2)
Farmer Mac (3)	$2,750	$2,750	$3,157	(4)	$3,159	(4)
FHLB of Boston (1)	$450	$100	$518	(2)	$211	(2)
FHLB of Des Moines (1)	$695	$—	$953	(2)	$—	(2)

(1)

Represents funding agreements issued to the FHLB in exchange for cash and for which the FHLB has been granted either a blanket lien or a lien on certain assets, including RMBS, to collateralize obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)

Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States (“Farmer Mac”).

(4)	Secured by a pledge of certain eligible agricultural real estate mortgage loans. The amount of collateral presented is at carrying value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$10,708	$8,219	$8,260
Less: Reinsurance recoverables	2,198	547	1,042

Net balance at January 1,	8,510	7,672	7,218

Acquisitions, net	—	583	—
Incurred related to:
Current year	9,028	6,482	6,569
Prior years	(199)	(75)	(152)

Total incurred	8,829	6,407	6,417

Paid related to:
Current year	(6,238)	(4,050)	(3,972)
Prior years	(2,420)	(2,102)	(1,991)

Total paid	(8,658)	(6,152)	(5,963)

Net balance at December 31,	8,681	8,510	7,672
Add: Reinsurance recoverables	1,436	2,198	547

Balance at December 31,	$10,117	$10,708	$8,219

During 2011, 2010 and 2009, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $199 million, $75 million and $152 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity and improved loss ratio for non-medical health claim liabilities.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”). The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization.

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows:

	December 31,
	2011				2010
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1)
Return of Net Deposits
Separate account value	$60,935		$486		$55,753		$390
Net amount at risk (2)	$8,912	(3)	$404	(4)	$6,194	(3)	$289	(4)
Average attained age of contractholders	62 years		66 years		62 years		67 years

Anniversary Contract Value or Minimum Return
Separate account value	$102,910		$71,934		$92,041		$55,668
Net amount at risk (2)	$7,729	(3)	$11,735	(4)	$5,297	(3)	$6,373	(4)
Average attained age of contractholders	63 years		62 years		62 years		61 years

Two Tier Annuities
General account value	N/A		$386		N/A		$280
Net amount at risk (2)	N/A		$60	(5)	N/A		$49	(5)
Average attained age of contractholders	N/A		60 years		N/A		62 years

	December 31,
	2011				2010
	Secondary Guarantees		Paid-Up Guarantees		Secondary Guarantees		Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$12,946		$3,963		$11,015		$4,102
Net amount at risk (2)	$188,642	(3)	$24,991	(3)	$156,432	(3)	$26,851	(3)
Average attained age of policyholders	53 years		59 years		52 years		58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct and assumed amount at risk (excluding ceded reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	Guaranteed Death Benefits	Guaranteed Annuitization Benefits	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed
Balance at January 1, 2009	$251	$403	$271	$140	$1,065
Incurred guaranteed benefits	118	(1)	233	34	384
Paid guaranteed benefits	(201)	—	—	—	(201)

Balance at December 31, 2009	168	402	504	174	1,248
Acquisitions	46	110	2,952	—	3,108
Incurred guaranteed benefits	149	111	536	24	820
Paid guaranteed benefits	(91)	—	(1)	—	(92)

Balance at December 31, 2010	272	623	3,991	198	5,084
Incurred guaranteed benefits	273	269	496	23	1,061
Paid guaranteed benefits	(113)	(10)	(24)	—	(147)

Balance at December 31, 2011	$432	$882	$4,463	$221	$5,998

Ceded
Balance at January 1, 2009	$8	$—	$80	$90	$178
Incurred guaranteed benefits	26	—	102	32	160
Paid guaranteed benefits	(28)	—	—	—	(28)

Balance at December 31, 2009	6	—	182	122	310
Acquisitions	30	—	—	—	30
Incurred guaranteed benefits	18	(1)	412	17	446
Paid guaranteed benefits	(15)	—	—	—	(15)

Balance at December 31, 2010	39	(1)	594	139	771
Incurred guaranteed benefits	35	9	20	16	80
Paid guaranteed benefits	(20)	—	—	—	(20)

Balance at December 31, 2011	$54	$8	$614	$155	$831

Net
Balance at January 1, 2009	$243	$403	$191	$50	$887
Incurred guaranteed benefits	92	(1)	131	2	224
Paid guaranteed benefits	(173)	—	—	—	(173)

Balance at December 31, 2009	162	402	322	52	938
Acquisitions	16	110	2,952	—	3,078
Incurred guaranteed benefits	131	112	124	7	374
Paid guaranteed benefits	(76)	—	(1)	—	(77)

Balance at December 31, 2010	233	624	3,397	59	4,313
Incurred guaranteed benefits	238	260	476	7	981
Paid guaranteed benefits	(93)	(10)	(24)	—	(127)

Balance at December 31, 2011	$378	$874	$3,849	$66	$5,167

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2011	2010
	(In millions)
Fund Groupings:
Equity	$57,750	$59,546
Balanced	52,823	40,199
Bond	9,838	9,539
Money Market	1,521	1,584
Specialty	2,034	2,192

Total	$123,966	$113,060

9.  Reinsurance

The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $1 million for most products and reinsures up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.

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

The Company’s Corporate Benefit Funding segment periodically engages in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of this segment has not been significant.

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

For life insurance products within International, the Company reinsures, depending on the product, risks above the corporate retention limit of up to $5 million to external reinsurers on a yearly renewable term basis. The Company’s international businesses may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, International reinsures

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. International also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays or receives reinsurance fees associated with the guarantees collected from policyholders, and pays or receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”). These businesses have been included within Corporate & Other.

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. For International, the Company currently purchases catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2011 and 2010, were immaterial.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.6 billion and $5.5 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had $13.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $10.3 billion, or 76%, were with the Company’s five largest unaffiliated ceded reinsurers, including $3.2 billion of which were unsecured. At December 31, 2010, the Company had $13.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $10.0 billion, or 76%, were with the Company’s five largest unaffiliated ceded reinsurers, including $3.6 billion of which were unsecured.

The Company has reinsured with an unaffiliated third-party reinsurer, 49.25% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Premiums:
Direct premiums	$37,185	$27,596	$27,165
Reinsurance assumed	1,484	1,377	1,313
Reinsurance ceded	(2,308)	(1,902)	(2,321)

Net premiums	$36,361	$27,071	$26,157

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$8,455	$6,621	$5,784
Reinsurance assumed	154	138	106
Reinsurance ceded	(803)	(731)	(693)

Net universal life and investment-type product policy fees	$7,806	$6,028	$5,197

Other revenues:
Direct other revenues	$2,468	$2,256	$2,264
Reinsurance assumed	2	—	1
Reinsurance ceded	62	72	64

Net other revenues	$2,532	$2,328	$2,329

Policyholder benefits and claims:
Direct policyholder benefits and claims	$37,574	$31,400	$30,029
Reinsurance assumed	1,101	1,275	1,024
Reinsurance ceded	(3,218)	(3,490)	(3,050)

Net policyholder benefits and claims	$35,457	$29,185	$28,003

Interest credited to policyholder account balances:
Direct interest credited to policyholder account balances	$5,600	$4,917	$4,842
Reinsurance assumed	3	2	3
Reinsurance ceded	—	—	—

Net interest credited to policyholder account balances	$5,603	$4,919	$4,845

Policyholder dividends:
Direct policyholder dividends	$1,446	$1,485	$1,649
Reinsurance assumed	17	17	13
Reinsurance ceded	(17)	(17)	(13)

Net policyholder dividends	$1,446	$1,485	$1,649

Other expenses:
Direct other expenses	$17,865	$12,870	$10,565
Reinsurance assumed	168	116	100
Reinsurance ceded	(303)	(222)	(144)

Net other expenses	$17,730	$12,764	$10,521

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance was as follows at:

	December 31, 2011
	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$5,601	$641	$16,239	$22,481
Deferred policy acquisition costs and value of business acquired	27,979	138	(146)	27,971

Total assets	$33,580	$779	$16,093	$50,452

Liabilities:
Future policy benefits	$182,281	$1,972	$(1)	$184,252
Policyholder account balances	214,206	3,494	—	217,700
Other policy-related balances	14,880	339	380	15,599
Other liabilities	25,245	630	5,039	30,914

Total liabilities	$436,612	$6,435	$5,418	$448,465

	December 31, 2010
	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$5,517	$722	$13,560	$19,799
Deferred policy acquisition costs and value of business acquired	27,095	176	(179)	27,092

Total assets	$32,612	$898	$13,381	$46,891

Liabilities:
Future policy benefits	$168,903	$2,074	$(65)	$170,912
Policyholder account balances	208,520	2,237	—	210,757
Other policy-related balances	14,981	265	504	15,750
Other liabilities	17,057	608	2,701	20,366

Total liabilities	$409,461	$5,184	$3,140	$417,785

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.4 billion and $2.5 billion at December 31, 2011 and 2010, respectively. The deposit liabilities on reinsurance were $66 million and $47 million at December 31, 2011 and 2010, respectively.

10.  Closed Block

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	December 31,
	2011	2010
	(In millions)
Closed Block Liabilities
Future policy benefits	$43,169	$43,456
Other policy-related balances	358	316
Policyholder dividends payable	514	579
Policyholder dividend obligation	2,919	876
Current income tax payable	—	178
Other liabilities	613	627

Total closed block liabilities	47,573	46,032

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	30,407	28,768
Equity securities available-for-sale, at estimated fair value	35	102
Mortgage loans	6,206	6,253
Policy loans	4,657	4,629
Real estate and real estate joint ventures held-for-investment	364	328
Short-term investments	—	1
Other invested assets	857	729

Total investments	42,526	40,810
Cash and cash equivalents	249	236
Accrued investment income	509	518
Premiums, reinsurance and other receivables	109	95
Current income tax recoverable	53	—
Deferred income tax assets	362	474

Total assets designated to the closed block	43,808	42,133

Excess of closed block liabilities over assets designated to the closed block	3,765	3,899

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	2,394	1,101
Unrealized gains (losses) on derivative instruments, net of income tax	11	10
Allocated to policyholder dividend obligation, net of income tax	(1,897)	(569)

Total amounts included in accumulated other comprehensive income (loss)	508	542

Maximum future earnings to be recognized from closed block assets and liabilities	$4,273	$4,441

Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$876	$—	$—
Change in unrealized investment and derivative gains (losses)	2,043	876	—

Balance at December 31,	$2,919	$876	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Revenues
Premiums	$2,306	$2,461	$2,708
Net investment income	2,233	2,294	2,197
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(14)	(32)	(107)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	3	—	40
Other net investment gains (losses)	43	71	327

Total net investment gains (losses)	32	39	260
Net derivative gains (losses)	8	(27)	(128)

Total revenues	4,579	4,767	5,037

Expenses
Policyholder benefits and claims	2,991	3,115	3,329
Policyholder dividends	1,137	1,235	1,394
Other expenses	193	199	203

Total expenses	4,321	4,549	4,926

Revenues, net of expenses before provision for income tax expense (benefit)	258	218	111
Provision for income tax expense (benefit)	90	72	36

Revenues, net of expenses and provision for income tax expense (benefit)	$168	$146	$75

The change in the maximum future earnings of the closed block was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at December 31,	$4,273	$4,441	$4,587
Less:
Closed block adjustment (1)	—	—	144
Balance at January 1,	4,441	4,587	4,518

Change during year	$(168)	$(146)	$(75)

(1)	The closed block adjustment represents an intra-company reallocation of assets which affected the closed block. The adjustment had no impact on the Company’s consolidated financial statements.

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

11.  Long-term and Short-term Debt

Long-term and short-term debt outstanding was as follows:

	Interest Rates		Maturity	December 31,
	Range	Weighted Average
				2011	2010
				(In millions)
Senior notes	0.57%-7.72%	4.84%	2012-2045	$15,666	$16,258
Advances agreements	0.23%-4.86%	2.28%	2012-2021	4,179	3,600
Surplus notes	7.63%-7.88%	7.85%	2015-2025	700	699
Fixed rate notes (1)	7.50%-15.00%	10.02%	2012	—	82
Other notes with varying interest rates	2.77%-8.00%	5.23%	2016-2030	42	95
Capital lease obligations				37	32

Total long-term debt (2)				20,624	20,766
Total short-term debt				686	306

Total				$21,310	$21,072

(1)	Certain of the fixed rate notes were repaid prior to maturity in 2011.

(2)	Excludes $3.1 billion and $6.8 billion of long-term debt relating to CSEs at December 31, 2011 and 2010, respectively. See Note 3.

The aggregate maturities of long-term debt at December 31, 2011 for the next five years and thereafter are $1.5 billion in 2012, $1.5 billion in 2013, $1.7 billion in 2014, $2.3 billion in 2015, $2.4 billion in 2016 and $11.2 billion thereafter.

Advances agreements and capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debt securities. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations at the operating company level and senior to obligations at MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile. Collateral financing arrangements are supported by either surplus notes of subsidiaries or financing arrangements with MetLife, Inc. and, accordingly, have priority consistent with other such obligations.

Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2011.

Senior Notes — Senior Debt Securities Underlying Equity Units

In connection with the financing of the Acquisition (see Note 2) in November 2010, MetLife, Inc. issued to AM Holdings $3.0 billion (estimated fair value of $3.0 billion) in three series of Debt Securities, which constitute a part of the Equity Units more fully described in Note 14. The Debt Securities (Series C, D and E) are subject to remarketing, initially bear interest at 1.56%, 1.92% and 2.46%, respectively (an average rate of 1.98%), and carry initial maturity dates of June 15, 2023, June 15, 2024 and June 15, 2045, respectively. The interest rates will be reset in connection with the successful remarketings of the Debt Securities. Prior to the first scheduled attempted remarketing of the Series C Debt Securities, such Debt Securities will be divided into two tranches equal in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

principal amount with maturity dates of June 15, 2018 and June 15, 2023. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 15, 2018 and June 15, 2045.

Senior Notes — Other

In August 2010, in anticipation of the Acquisition, MetLife, Inc. issued senior notes as follows:

•	$1.0 billion senior notes due February 6, 2014, which bear interest at a fixed rate of 2.375%, payable semiannually;

•	$1.0 billion senior notes due February 8, 2021, which bear interest at a fixed rate of 4.75%, payable semiannually;

•	$750 million senior notes due February 6, 2041, which bear interest at a fixed rate of 5.875%, payable semiannually; and

•	$250 million floating rate senior notes due August 6, 2013, which bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 1.25%, payable quarterly.

In connection with these offerings, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

In May 2009, MetLife, Inc. issued $1.3 billion of senior notes due June 1, 2016. The senior notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, MetLife, Inc. incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

In March 2009, MetLife, Inc. issued $397 million of floating rate senior notes due June 29, 2012 under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. The senior notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The senior notes are not redeemable prior to their maturity. In connection with the offering, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

In February 2009, MetLife, Inc. remarketed its existing $1.0 billion 4.91% Series B junior subordinated debt securities as 7.717% senior debt securities, Series B, due 2019. Interest on these senior debt securities is payable semiannually. The Series B junior subordinated debt securities were originally issued in 2005. See Note 13.

Advances from the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and held $234 million and $187 million of common stock of the FHLB of NY at December 31, 2011 and 2010, respectively, which is included in equity securities. MetLife Bank has also entered into advances agreements with the FHLB of NY whereby MetLife Bank has received cash advances and under which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities to collateralize MetLife Bank’s repayment obligations. Upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the advances agreements. The amount of MetLife Bank’s liability for advances from the FHLB of NY was $4.8 billion and $3.8 billion at December 31, 2011 and 2010, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the years ended December 31, 2011, 2010 and 2009, MetLife Bank

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

received advances related to long-term borrowings totaling $1.3 billion, $2.1 billion and $1.3 billion, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $750 million, $349 million and $497 million related to long-term borrowings for the years ended December 31, 2011, 2010 and 2009, respectively. The advances related to both long-term and short-term debt were collateralized by residential mortgage loans held-for-sale, commercial mortgage loans and mortgage-backed securities with estimated fair values of $8.7 billion and $7.8 billion at December 31, 2011 and 2010, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges. In order to utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. MetLife Bank had no liability for advances from the Federal Reserve Bank of New York at both December 31, 2011 and 2010. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at December 31, 2011 and 2010 was $1.6 billion and $1.8 billion, respectively. There were no such advances during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the weighted average interest rate on these advances was 0.26%. During the year ended December 31, 2009, the average daily balance of these advances was $1.5 billion and these advances were outstanding for an average of 24 days.

Short-term Debt

Short-term debt with maturities of one year or less was as follows:

	December 31,
	2011	2010
	(In millions)
Commercial paper	$101	$102
MetLife Bank, N.A.-Advances agreements with the FHLB of NY	585	190
Other	—	14

Total short-term debt	$686	$306

Average daily balance	$447	$687
Average days outstanding	19 days	21 days

During the years ended December 31, 2011, 2010 and 2009, the weighted average interest rate on short-term debt was 0.33%, 0.35% and 0.42%, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $975 million, $815 million and $713 million for the years ended December 31, 2011, 2010 and 2009, respectively, and does not include interest expense on collateral financing arrangements, junior subordinated debt securities or common equity units. See Notes 12, 13 and 14.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2011. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Facilities. The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $35 million, $17 million and $43 million for the years ended December 31, 2011, 2010 and 2009, respectively. Information on these credit facilities at December 31, 2011 was as follows:

Borrower(s)	Expiration	Capacity	Letter of Credit Issuances	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	October 2013 (1), (2)	$1,000	$104	$—	$896
MetLife, Inc. and MetLife Funding, Inc.	August 2016 (1)	3,000	2,980	—	20

Total		$4,000	$3,084	$—	$916

(1)

In August 2011, the 364-day, $1.0 billion senior unsecured credit agreement entered into in October 2010 by MetLife, Inc. and MetLife Funding, Inc., a subsidiary, was amended and restated to provide a five-year, $3.0 billion senior unsecured credit facility. Concurrently, MetLife, Inc. and MetLife Funding, Inc. elected to reduce the outstanding commitments under the three-year, $3.0 billion senior unsecured credit facility entered into in October 2010 to $1.0 billion with no change to the original maturity of October 2013. The Company incurred costs of $9 million related to the five-year credit facility, which have been capitalized and included in other assets. These costs will be amortized over the amended terms of the facilities. Due to the reduction in total capacity of the three-year facility, the Company subsequently expensed $4 million of the remaining deferred financing costs associated with the October 2010 credit agreement, which are included in other expenses.

(2)	All borrowings under the credit agreement must be repaid by October 2013, except that letters of credit outstanding upon termination may remain outstanding until October 2014.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Committed Facilities.  The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with these committed facilities were $93 million, $92 million and $55 million for the years ended December 31, 2011, 2010 and 2009, respectively. Information on these committed facilities at December 31, 2011 was as follows:

Account Party/Borrower(s)	Expiration	Capacity	Letter of Credit Issuances	Drawdowns	Unused Commitments	Maturity (Years)
			(In millions)
MetLife, Inc.	August 2012	$300	$300	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc. & Missouri Reinsurance (Barbados), Inc.	June 2016	500	490	—	10	4
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2020 (1)	350	350	—	—	9
Exeter Reassurance Company Ltd.	December 2027 (1)	650	205	—	445	16
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037 (2)	3,500	—	2,797	703	25
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (1)	2,896	1,715	—	1,181	26
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (1)	4,250	2,402	—	1,848	26

Total		$12,446	$5,462	$2,797	$4,187

(1)	MetLife, Inc. is guarantor under this agreement.

(2)	The drawdown on this facility is associated with the collateral financing arrangement described more fully in Note 12.

As a result of the offerings of certain senior notes (see “— Senior Notes — Other”) and common stock (see Note 18), the commitment letter for a $5.0 billion senior credit facility, which MetLife, Inc. signed to partially finance the Acquisition, was terminated. During March 2010, MetLife, Inc. paid $28 million in fees related to this senior credit facility, all of which were expensed during the year ended December 31, 2010.

12.  Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MRC, a wholly-owned subsidiary of MetLife, Inc. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion in aggregate principal amount of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of three-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval.

Simultaneous with the issuance of the surplus notes, MetLife, Inc. entered into an agreement with the unaffiliated financial institution, under which MetLife, Inc. is entitled to the interest paid by MRC on the surplus notes of three-month LIBOR plus 0.55% in exchange for the payment of three-month LIBOR plus 1.12%,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

payable quarterly on such amount as adjusted, as described below. MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and would not reduce the principal amount outstanding of the surplus notes. Such payments would, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution would reduce the receivable by an amount equal to such payment and would also increase the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes. MetLife, Inc. may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

In December 2011, following regulatory approval, MRC repurchased and canceled $650 million in aggregate principal amount of the surplus notes (the “Partial Repurchase”). Payments made by the Company in December 2011 associated with the Partial Repurchase, which also included payments made to the unaffiliated financial institution, totaled $650 million, exclusive of accrued interest on the surplus notes. At December 31, 2011 and 2010, the amount of the surplus notes outstanding was $1.9 billion and $2.5 billion, respectively.

At December 31, 2011 and 2010, the amount of the receivable from the unaffiliated financial institution was $241 million and $425 million, respectively. In June 2011, MetLife, Inc. received $100 million from the unaffiliated financial institution related to an increase in the estimated fair value of the surplus notes. No payments were made or received by MetLife, Inc. during 2010. During 2009, on a net basis, MetLife, Inc. received $375 million from the unaffiliated financial institution related to changes in the estimated fair value of the surplus notes.

In addition, at December 31, 2011 and 2010, MetLife, Inc. had pledged collateral with an estimated fair value of $125 million and $49 million, respectively, to the unaffiliated financial institution.

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. At both December 31, 2011 and 2010, the estimated fair value of assets held in trust by the Company was $2.0 billion. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses.

Total interest expense related to the collateral financing arrangement was $35 million, $36 million and $51 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Associated with Secondary Guarantees

In May 2007, MetLife, Inc. and MRSC, a wholly-owned subsidiary of MetLife, Inc., entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At both December 31, 2011 and 2010, $2.8 billion had been drawn upon under the collateral financing arrangement. Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. At both December 31, 2011 and 2010, the Company held assets in trust with an estimated fair value of $3.3 billion associated with the collateral financing arrangement. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest on the collateral financing arrangement is included as a component of other expenses. The collateral financing arrangement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing.

In connection with the collateral financing arrangement, MetLife, Inc. entered into an agreement with the same unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2011 and 2010, no payments were made or received by MetLife, Inc. During 2009, MetLife, Inc. contributed $360 million as a result of declines in the estimated fair value of the assets in the trusts. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2011 and 2010, MetLife, Inc. had pledged $92 million and $63 million under the agreement, respectively.

Total interest expense related to the collateral financing arrangement was $29 million, $30 million and $44 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13.  Junior Subordinated Debt Securities

Outstanding Junior Subordinated Debt Securities

Outstanding junior subordinated debt securities and trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment were as follows:

Issuer	Issue Date	Face Value	Interest Rate (2)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (3)	Final Maturity	Carrying Value at December 31,
							2011	2010
		(In millions)					(In millions)
MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR +7.548%	August 2069	$500	$500
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR +5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR +3.960%	December 2067	694	694
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR +2.205%	December 2066	1,248	1,247

							$3,192	$3,191

(1)

MetLife Capital Trust X and MetLife Capital Trust IV are VIEs which are consolidated in the financial statements of the Company. The securities issued by these entities are exchangeable surplus trust securities, which will be exchanged for a like amount of MetLife, Inc.’s junior subordinated debt securities on the scheduled redemption date; mandatorily under certain circumstances, and at any time upon MetLife, Inc. exercising its option to redeem the securities. The exchangeable surplus trust securities are classified as junior subordinated debt securities for purposes of financial statement presentation.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(2)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

(3)

In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus a margin, payable quarterly in arrears.

In connection with each of the securities described above, MetLife, Inc. may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to 10 years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy interest payment obligation. In connection with each of the securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”). As part of each RCC, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. Each RCC will terminate upon the occurrence of certain events, including an acceleration of the applicable securities due to the occurrence of an event of default. The RCCs are not intended for the benefit of holders of the securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the securities described above was MetLife, Inc.’s 5.70% senior notes due 2035 (the “Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066. The Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to each of MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, MetLife Capital Trust X’s 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities and the 10.750% JSDs. MetLife, Inc. also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date of each of the securities described above and under which MetLife, Inc. must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.

Issuance costs associated with the issuance of the securities of $5 million were incurred during the year ended December 31, 2009. These issuance costs have been capitalized, are included in other assets, and are amortized over the period from the issuance date until the scheduled redemption date of the issuance. Interest expense on outstanding junior subordinated debt securities was $258 million, $258 million and $231 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Junior Subordinated Debt Securities

In June 2005, MetLife, Inc. issued $1.1 billion 4.91% Series B junior subordinated debt securities due no later than February 2040, in exchange for $32 million in trust common securities of MetLife Capital Trust III (“Series B Trust”), a subsidiary trust of MetLife, Inc., and $1.0 billion in aggregate cash proceeds from the sale by the subsidiary trust of trust preferred securities.

In February 2009, the Series B Trust was dissolved and $32 million of the Series B junior subordinated debt securities were returned to MetLife, Inc. concurrently with the cancellation of the $32 million of trust common

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

securities of the Series B Trust held by MetLife, Inc. Upon dissolution of the Series B Trust, the remaining $1.0 billion of Series B junior subordinated debt securities were distributed to the holders of the trust preferred securities and such trust preferred securities were canceled. In connection with the remarketing transaction in February 2009, the remaining $1.0 billion of MetLife, Inc. Series B junior subordinated debt securities were modified, as permitted by their terms, to be 7.717% senior debt securities, Series B, due February 2019. The Company did not receive any proceeds from the remarketing. See Note 11.

Interest expense on these junior subordinated debt securities was $6 million for the year ended December 31, 2009.

14.  Common Equity Units

Acquisition of ALICO

In connection with the financing of the Acquisition (see Note 2) in November 2010, MetLife, Inc. issued to AM Holdings 40.0 million Equity Units with an aggregate stated amount at issuance of $3.0 billion and an estimated fair value of $3.2 billion. Each Equity Unit has an initial stated amount of $75 per unit and initially consists of: (i) three Purchase Contracts, each of which obligates the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1.0 billion. Distributions on the Equity Units will be made quarterly, and will consist of contract payments on the Purchase Contracts and interest payments on the Debt Securities, at an aggregate annual rate of 5.00% of the stated amount at any time. The excess of the estimated fair value of the Equity Units over the estimated fair value of the Debt Securities (see Note 11), after accounting for the present value of future contract payments recorded in other liabilities, resulted in a net decrease to additional paid-in capital of $69 million, representing the fair value of the Purchase Contracts discussed below. On March 8, 2011, AM Holdings sold, in a public offering, all the Equity Units it received as consideration from MetLife in connection with the Acquisition. The Equity Units are listed on the New York Stock Exchange.

Purchase Contracts

Settlement of the Purchase Contracts of each series will occur upon the successful remarketing of the related series of Debt Securities, or upon a final failed remarketing of the related series, as described below under “— Debt Securities.” On each settlement date subsequent to a successful remarketing, the holder will pay $25 per Equity Unit and MetLife, Inc. will issue to such holder a variable number of shares of its common stock in settlement of the applicable Purchase Contract. The number of shares to be issued will depend on the average of the daily volume-weighted average prices of MetLife, Inc.’s common stock during the 20 trading day periods ending on, and including, the third day prior to the initial scheduled settlement date for each series of Purchase Contracts. The initially-scheduled settlement dates are October 10, 2012 for the Series C Purchase Contracts, September 11, 2013 for the Series D Purchase Contracts and October 8, 2014 for the Series E Purchase Contracts. If the average value of MetLife, Inc.’s common stock as calculated pursuant to the Stock Purchase Agreement during the applicable 20 trading day period is less than or equal to $35.42, as such amount may be adjusted (the “Reference Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Reference Price, as calculated pursuant to the Stock Purchase Agreement (the “Maximum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than or equal to $44.275, as such amount may be adjusted (the “Threshold Appreciation Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Threshold Appreciation Price, as so calculated (the “Minimum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the Reference Price and less than the Threshold Appreciation Price, the number of shares to be issued will equal $25 divided by the applicable market value, as so calculated. In the event of an unsuccessful remarketing of any series of Debt Securities and the postponement of settlement to a later date, the average market value used to calculate the settlement rate for a particular series will not be recalculated, although certain corporate events may require adjustments to the settlement rate. After settlement of all the Purchase Contracts, MetLife, Inc. will receive proceeds of $3.0 billion and issue between 67.8 million and 84.7 million shares of its common stock, subject to certain adjustments. The holder of an Equity Unit may, at its option, settle the related Purchase Contracts before the applicable settlement date. However, upon early settlement, the holder will receive the Minimum Settlement Rate.

Distributions on the Purchase Contracts will be made quarterly at an average annual rate of 3.02%. The value of the Purchase Contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liabilities balance will be reduced as contract payments are made. For the year ended December 31, 2011, $102 million of contract payments were made. For the year ended December 31, 2010, no contract payments were made.

Debt Securities

The Debt Securities are senior, unsecured notes of MetLife, Inc. which, in the aggregate, pay quarterly distributions at an initial average annual rate of 1.98% and are included in long-term debt (see Note 11 for further discussion of terms). The Debt Securities will be initially pledged as collateral to secure the obligations of each Equity Unit holder under the related Purchase Contracts. Each series of the Debt Securities will be subject to a remarketing and sold on behalf of participating holders to investors. The proceeds of a remarketing, net of any related fees, will be applied on behalf of participating holders who so elect to settle any obligation of the holder to pay cash under the related Purchase Contract on the applicable settlement dates. The initially-scheduled remarketing dates are October 10, 2012 for the Series C Debt Securities, September 11, 2013 for the Series D Debt Securities and October 8, 2014 for the Series E Debt Securities, subject to delay if there are one or more unsuccessful remarketings. If the initial attempted remarketing of a series is unsuccessful, up to two additional remarketing attempts will occur. At the remarketing date, the remarketing agent may reset the interest rate on the Debt Securities, subject to a reset cap for each of the first two attempted remarketings of each series. If a remarketing is successful, the reset rate will apply to all outstanding Debt Securities of the applicable tranche of the remarketed series, whether or not the holder participated in the remarketing and will become effective on the settlement date of such remarketing. If the first remarketing attempt with respect to a series is unsuccessful, the applicable Purchase Contract settlement date will be delayed for three calendar months, at which time a second remarketing attempt will occur in connection with settlement. If the second remarketing attempt is unsuccessful, one additional delay may occur on the same basis. If both additional remarketing attempts are unsuccessful, a “final failed remarketing” will have occurred, and the interest rate on such series of Debt Securities will not be reset and the holder may put such series of Debt Securities to MetLife, Inc. at a price equal to its principal amount plus accrued and unpaid interest, if any, and apply the principal amount against the holder’s obligations under the related Purchase Contract.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

15. Income Tax

The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$(198)	$123	$(237)
State and local	(1)	21	12
Foreign	614	203	227

Subtotal	415	347	2

Deferred:
Federal	2,258	672	(2,130)
State and local	(3)	(7)	26
Foreign	405	153	77

Subtotal	2,660	818	(2,027)

Provision for income tax expense (benefit)	$3,075	$1,165	$(2,025)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Tax provision at U.S. statutory rate	$3,509	$1,369	$(1,526)
Tax effect of:
Tax-exempt investment income	(246)	(242)	(288)
State and local income tax	(4)	9	17
Prior year tax	(4)	59	(26)
Tax credits	(138)	(82)	(87)
Foreign tax rate differential	(53)	29	(138)
Change in valuation allowance	16	7	20
Other, net	(5)	16	3

Provision for income tax expense (benefit)	$3,075	$1,165	$(2,025)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2011	2010
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$5,939	$8,450
Net operating loss carryforwards	1,595	1,971
Employee benefits	916	664
Capital loss carryforwards	449	408
Tax credit carryforwards	1,692	1,007
Litigation-related and government mandated	207	227
Other	483	336

	11,281	13,063
Less: Valuation allowance	1,083	932

	10,198	12,131

Deferred income tax liabilities:
Investments, including derivatives	3,371	2,261
Intangibles	5,309	5,814
Net unrealized investment gains	4,355	1,490
DAC	4,506	4,297
Other	192	125

	17,733	13,987

Net deferred income tax asset (liability)	$(7,535)	$(1,856)

The following table sets forth the domestic, state, and foreign net operating and capital loss carryforwards for tax purposes at December 31, 2011:

	Net Operating Loss Carryforwards		Capital Loss Carryforwards
	Amount	Expiration	Amount	Expiration
	(In millions)		(In millions)
Domestic	$1,958	Beginning in 2018	$1,248	Beginning in 2013
State	$251	Beginning in 2012	$—	N/A
Foreign	$3,056	Beginning in 2015	$37	Beginning in 2014

Tax credit carryforwards of $1.7 billion at December 31, 2011 will expire beginning in 2016.

As of the Acquisition Date, the Company had established a valuation allowance of $671 million against the amount of U.S. deferred tax assets that was expected to reverse post-branch restructuring of American Life. As of November 1, 2011 the Company finalized American Life’s current and deferred income tax liabilities based upon the determination of the amount of taxes resulting from the Section 338 Election and the corresponding filing of the income tax return. Accordingly, American Life’s current income tax receivable was increased by $12 million and deferred tax assets were reduced by $2 million with a corresponding net decrease to goodwill. The Company also increased the valuation allowance recorded against U.S. deferred tax assets to $720 million. The increase in the valuation allowance of $49 million, with a corresponding increase to goodwill, was a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches and filing of the income tax return.

The Company also has recorded a valuation allowance increase related to tax benefits of $20 million related to certain state and foreign net operating loss carryforwards, $1 million related to certain foreign unrealized losses,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$86 million related to certain foreign other assets, and a decrease of $5 million related to certain foreign capital loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards, certain state net operating loss carryforwards, certain foreign unrealized losses and certain foreign other assets will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when the Company plans to remit those earnings. At December 31, 2011 the Company had not made a provision for U.S. taxes on approximately $1.7 billion of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In early 2009, the Company and the IRS completed and substantially settled the audit years of 2000 to 2002. A few issues not settled have been escalated to the next level, IRS Appeals. The IRS exam of the current audit cycle, years 2003 to 2006, began in April 2010.

The Company’s liability for unrecognized tax benefits may decrease in the next 12 months pending the outcome of remaining issues, tax-exempt income and tax credits associated with the 2000 to 2002 IRS audit. A reasonable estimate of the decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$810	$773	$766
Additions for tax positions of prior years	30	186 (1)	43
Reductions for tax positions of prior years	(161)	(84)	(33)
Additions for tax positions of current year	13	13	52
Reductions for tax positions of current year	(8)	(8)	(9)
Settlements with tax authorities	(5)	(59)	(46)
Lapses of statutes of limitations	—	(11)	—

Balance at December 31,	$679	$810	$773

Unrecognized tax benefits that, if recognized would impact the effective rate	$527	$536	$583

(1)	An increase of $169 million resulted from the acquisition of American Life.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Interest and penalties were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Interest and penalties recognized in the consolidated statements of operations	$31	$6	$21

	December 31,
	2011	2010
	(In millions)
Interest and penalties included in other liabilities in the consolidated balance sheets	$235	$221	(1)

(1)	An increase of $20 million resulted from the acquisition of American Life.

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2011 and 2010, the Company recognized an income tax benefit of $159 million and $87 million, respectively, related to the separate account DRD. The 2011 benefit included a benefit of $8 million related to a true-up of the 2010 tax return. The 2010 benefit included an expense of $57 million related to a true-up of the 2009 tax return.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2011. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2011, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $200 million.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2011	2010	2009
	(In millions, except number of claims)
Asbestos personal injury claims at year end	66,747	68,513	68,804
Number of new claims during the year	4,972	5,670	3,910
Settlement payments during the year (1)	$34.2	$34.9	$37.6

(1)

Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2008, MLIC received approximately 5,063 new claims, ending the year with a total of approximately 74,027 claims, and paid approximately $99 million for settlements reached in 2008 and prior years. In 2007, MLIC received approximately 7,161 new claims, ending the year with a total of approximately 79,717 claims, and paid approximately $28.2 million for settlements reached in 2007 and prior years. In 2006, MLIC received approximately 7,870 new claims, ending the year with a total of approximately 87,070 claims, and paid approximately $35.5 million for settlements reached in 2006 and prior years. In 2005, MLIC received approximately 18,500 new claims, ending the year with a total of approximately 100,250 claims, and paid approximately $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. To the extent the Company can estimate reasonably possible losses in excess of amounts accrued, it has been included in the aggregate estimate of reasonably possible loss provided above. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1.2 billion. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2011.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board also stated that it plans to announce monetary penalties against six other institutions under its supervision against whom it had issued enforcement actions in 2011 for deficiencies in servicing of residential mortgage loans and processing foreclosures. The Federal Reserve Board did not identify these six institutions, but MetLife, Inc. is among the institutions that entered into consent decrees with the Federal Reserve Board in 2011. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices. MetLife Bank is responding to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

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

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011). On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint sought injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the U.S. Homer City OL6 LLC is a defendant in this action. On October 12, 2011, the court issued an order dismissing the U.S.’s lawsuit with prejudice. The Government entities have appealed from the order

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

granting defendants’ motion to dismiss. On October 13, 2011, the court also issued an order dismissing the federal claims in the putative class actions with prejudice and dismissing the state law claims in the putative class actions without prejudice to re-file in state court. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss. In a February 13, 2012 letter to EME Homer City, Homer City OL6 LLC and others, the Sierra Club indicated its intent to sue for alleged violations of the Clean Air Act and to seek to enjoin the alleged violations, seek unspecified penalties and attorneys’ fees, and other relief. Homer City OL6 LLC has served a claim for indemnification on EME Homer City.

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

Sales Practices Regulatory Matters. Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MICC, New England Life Insurance Company and General American Life Insurance Company, and four Company broker-dealers, which are MetLife Securities, Inc., New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Unclaimed Property Inquiries and Related Litigation

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company believes that payments for life insurance claims not yet presented and interest thereon will not be materially different from the reserve charge noted above. To the extent the Company can estimate the reasonably possible amount of potential additional payments, it has been included in the aggregate estimate of reasonably possible loss provided above. It is possible that there will be additional payments or other expenses incurred with respect to changes in procedures, and the Company is not currently able to estimate these additional possible amounts but such costs may be substantial.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. The action was sealed by court order until January 18, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, is $1,572,780,000. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $110,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint, and intends to defend this action vigorously.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to vigorously defend this action.

Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012). Seeking to sue derivatively on behalf of MetLife, Inc., a shareholder commenced an action against members of the MetLife, Inc. Board of Directors alleging that they breached their fiduciary and other duties to the Company. Plaintiff alleges that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiff alleges that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to vigorously defend this action.

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

Clark, et al. v. Metropolitan Life Insurance Company (D. Nev., filed March 28, 2008). This putative class action lawsuit alleges breach of contract and breach of a common law fiduciary and/or quasi-fiduciary duty arising from use of the TCA to pay life insurance policy death benefits. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In March 2009, the court granted in part and denied in part MLIC’s motion to dismiss, dismissing the fiduciary duty and unjust enrichment claims but allowing a breach of contract claim and a special

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

or confidential relationship claim to go forward. On September 9, 2010, the court granted MLIC’s motion for summary judgment. Plaintiffs appealed this order and on December 7, 2011, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s grant of summary judgment to MLIC, finding no breach of contract because plaintiffs suffered no damages and finding that no special or confidential relationship existed between the parties under Nevada law.

Faber, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed December 4, 2008). This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option under group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. On October 23, 2009, the court granted MLIC’s motion to dismiss with prejudice. On August 5, 2011, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the complaint. Plaintiffs’ petition for a rehearing or rehearing en banc with the Second Circuit was denied by the Second Circuit on November 1, 2011.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit raises a breach of contract claim arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program (“FEGLI”). As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has denied. On April 28, 2011, the court denied MLIC’s motion to dismiss.

Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011). Similar to Keife v. Metropolitan Life Insurance Company (pending in the same court), in this putative class action the plaintiff alleges that MLIC improperly paid interest to FEGLI beneficiaries. Specifically, plaintiff alleges that under the terms of the FEGLI policy, MLIC is required to make “immediate” payment of death benefits in “one sum.” MLIC, plaintiff alleges, breached this duty by instead retaining the death benefits in its general investment account and sending beneficiaries a “book of drafts” known as the “TCA Money Market Option” as the only means by which funds can be accessed. Plaintiff further alleges that MLIC manipulates interest rates paid to policy beneficiaries. This matter has been consolidated with Keife.

The Company is unable to estimate the reasonably possible loss or range of loss arising from the TCA matters.

Other U.S. Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007). This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”) and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. MTL has reached a settlement in principle with the plaintiff tenants, subject to finalizing the settlement terms and court approval. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit.

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, and unfair trade practices, based upon GM’s 2009 reduction of the employees’

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. MLIC has removed the case to federal court based upon complete ERISA preemption of the state law claims. Plaintiffs filed an amended complaint recasting the state law claims and asserting ERISA claims. MLIC has filed a motion to dismiss.

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

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006). In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Kang v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Italy Fund Redemption Suspension Complaints and Litigation. As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. The formal investigation opened by the Milan public prosecutor into the actions of ALIL employees, as well as of employees of ALIL’s major distributor, has been dismissed by the court. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Holdings, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. In addition, Japan has established the Life Insurance Policyholders Protection Corporation of Japan as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2011	2010
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$97	$55
Premium tax offsets currently available for paid assessments	14	8
Receivable for reimbursement of paid assessments (1)	6	6

	$117	$69

Other Liabilities:
Insolvency assessments	$193	$94

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

On September 1, 2011, the New York State Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan will involve the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also contemplates that additional industry support for certain ELNY policyholders will be provided. The Company recorded a net charge of $40 million, after tax, related to ELNY.

Argentina

The Argentine economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees, insurance regulations and tax rulings could adversely affect the results of the Company.

In 2007, pension reform legislation in Argentina was enacted which instituted substantial pension reforms, as well as reforms to death and disability insurance coverage. The reform reinstituted the Argentine government’s pension plan system and allowed for pension participants to transfer their future contributions to the Argentine government pension plan system. The death and disability insurance reforms relieved the Company of its obligation to provide death and disability policy coverages and resulted in the elimination of related insurance liabilities.

In December 2008, the Argentine government, through adoption of the nationalization law, which nationalized the Social Security System by moving all pension fund assets and new contributions to the government-run “pay as you go” system, effectively eliminated private pension companies in Argentina.

In March 2009, in light of market developments resulting from the Argentine Supreme Court ruling against the 2002 pesification law and the implementation by the Company of a program to allow the contractholders that had not filed a lawsuit to convert to U.S. dollars the social security annuity contracts denominated in pesos by the pesification law, the Company reduced its related outstanding contingent liabilities by $108 million, net of income tax, which was partially offset by the establishment of contingent liabilities from the implementation of the program to convert these contracts to U.S. dollars of $13 million, net of income tax, resulting in a decrease to net loss of $95 million, net of income tax, for the year ended December 31, 2009.

In February 2011, the Argentine Superintendent of Insurance (“SSN”) enacted Resolution No. 35,615, which affects the reinsurance regulatory framework. From September 1, 2011, cross-border reinsurance operations were effectively prohibited, with some minor exceptions: Foreign reinsurers that have not set up an Argentine reinsurance subsidiary or branch are only able to underwrite risks from Argentine cedants when, due to the importance and type of risk to be ceded, there is no local capacity and subject to the approval of the SSN (which will be granted on a case by case basis) and to the registration of such foreign reinsurer with the SSN.

In October 2011, the SSN enacted Resolution No. 36,162 which affects the Company’s ability to invest and diversify abroad. From November 4, 2011, insurers will have a term of: (i) 10 business days to file with the SSN an affidavit, reporting all investments located abroad; and (ii) 50 calendar days to evidence with the SSN the transfer to Argentina of all the investments and funds located abroad. All investments and funds must be located in Argentina no later than December 31, 2011. The Company was in compliance with this resolution at December 31, 2011.

Further governmental or legal actions are possible in Argentina. Such actions may impact the level of existing assets and liabilities or may create additional obligations or benefits to the Company’s operations in Argentina.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Management has made its best estimate of its obligations based upon information currently available; however, further governmental or legal actions could result in changes in rights and obligations which could materially impact the amounts presented in the consolidated financial statements.

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

	Rental Income	Sublease Income	Gross Rental Payments
	(In millions)
2012	$425	$17	$337
2013	$386	$20	$279
2014	$332	$12	$202
2015	$283	$12	$172
2016	$223	$12	$145
Thereafter	$921	$74	$917

The Company previously moved certain of its operations in New York from Long Island City, Queens to Manhattan. Market conditions, which precluded the Company’s immediate and complete sublet of all unused space following this movement of operations, resulted in a lease impairment charge of $52 million during 2009, which is included in other expenses within Corporate & Other. The impairment charge was determined based upon the present value of the gross rental payments less sublease income discounted at a risk-adjusted rate over the remaining lease terms which range from 15-20 years. The Company has made assumptions with respect to the timing and amount of future sublease income in the determination of this impairment charge. See Note 19 for discussion of $28 million of such charges related to restructuring. Additional impairment charges could be incurred should market conditions change.

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.0 billion and $3.8 billion at December 31, 2011 and 2010, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $5.6 billion and $2.5 billion at December 31, 2011 and 2010, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $4.1 billion and $3.8 billion at December 31, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $2.4 billion at December 31, 2011 and 2010, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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

During the year ended December 31, 2011, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $5 million at both December 31, 2011 and 2010, for indemnities, guarantees and commitments.

17.  Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

account balance. At December 31, 2011, the majority of active participants were accruing benefits under the cash balance formula; however, approximately 90% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The U.S. non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding-retirement or points earned on job grades and other factors in years of service.

The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the Subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

In connection with the Acquisition, domestic American Life employees who became employees of certain Subsidiaries (including those who remained employees of companies acquired in the Acquisition) were credited with service recognized by AIG for purposes of determining eligibility under the pension plans with respect to benefits earned under the pension plans subsequent to the closing date of the Acquisition.

Additionally, in connection with the Acquisition, the Company acquired certain defined benefit pension plans sponsored by American Life. As of December 31, 2010, these plans had liabilities of approximately $595 million and assets of approximately $97 million.

Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for most Subsidiaries and November 30 for American Life.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans (1)		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$7,043	$6,562	$676	$87	$1,808	$1,801	$37	$46
Service costs	187	172	64	8	16	16	1	1
Interest costs	404	393	16	6	106	111	2	2
Plan participants’ contributions	—	—	—	—	28	34	—	—
Net actuarial (gains) losses	1,072	301	24	(11)	267	66	2	7
Acquisition, divestitures and curtailments	—	—	(5)	639	—	—	1	—
Change in benefits	17	—	—	1	—	(81)	—	1
Prescription drug subsidy	—	—	—	—	—	12	—	—
Benefits paid	(396)	(385)	(30)	(35)	(132)	(151)	(4)	(3)
Transfers	—	—	(13)	—	—	—	—	(17)
Effect of foreign currency translation	—	—	41	(19)	—	—	—	—

Benefit obligations at December 31,	8,327	7,043	773	676	2,093	1,808	39	37

Change in plan assets:
Fair value of plan assets at January 1,	6,310	5,684	178	86	1,185	1,106	15	15
Actual return on plan assets	944	708	(4)	8	80	97	(1)	5
Acquisition and divestitures	—	—	(4)	97	—	—	—	—
Plan participants’ contributions	—	—	—	—	28	34	—	—
Employer contributions	250	303	55	22	79	87	1	8
Benefits paid	(396)	(385)	(30)	(35)	(132)	(139)	(2)	(1)
Transfers	—	—	(13)	—	—	—	—	(12)
Effect of foreign currency translation	—	—	3	—	—	—	—	—

Fair value of plan assets at December 31,	7,108	6,310	185	178	1,240	1,185	13	15

Over (under) funded status at December 31,	$(1,219)	$(733)	$(588)	$(498)	$(853)	$(623)	$(26)	$(22)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$106	$3	$6	$—	$—	$—	$—
Other liabilities	(1,219)	(839)	(591)	(504)	(853)	(623)	(26)	(22)

Net amount recognized	$(1,219)	$(733)	$(588)	$(498)	$(853)	$(623)	$(26)	$(22)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$2,498	$2,117	$10	$(25)	$623	$403	$2	$(3)
Prior service costs (credit)	30	17	2	3	(179)	(286)	1	1

Accumulated other comprehensive (income) loss, before income tax	$2,528	$2,134	$12	$(22)	$444	$117	$3	$(2)

(1)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $997 million and $821 million at December 31, 2011 and 2010, respectively.

The accumulated benefit obligations for all U.S. defined benefit pension plans were $7.8 billion and $6.7 billion at December 31, 2011 and 2010, respectively. The accumulated benefit obligations for all non-U.S. defined benefit pension plans were $658 million and $610 million at December 31, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	December 31,
	2011	2010	2011	2010
	(In millions)
Projected benefit obligations	$1,164	$844	$708	$592
Accumulated benefit obligations	$1,045	$770	$644	$537
Fair value of plan assets	$131	$13	$121	$93

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Projected benefit obligations	$8,327	$1,187	$732	$616	$2,093	$1,808	$39	$37
Fair value of plan assets	$7,108	$347	$140	$114	$1,240	$1,185	$13	$15

Net periodic pension costs and net periodic other postretirement benefit plan costs are comprised of the following:

i)

Service Costs — Service costs are the increase in the projected (expected) pension benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Costs — Interest costs are the time value adjustment on the projected (expected) pension benefit obligation at the end of each year.

iii)

Settlement and Curtailment Costs — The aggregate amount of net gains (losses) recognized in net periodic benefit costs due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

iv)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

v)

Amortization of Net Actuarial Gains (Losses) — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) pension benefit obligation during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

vi)	Amortization of Prior Service Costs (Credit) — These costs relate to the recognition of increases or decreases in pension and other postretirement benefit obligation due to amendments in plans or

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

initiation of new plans. These increases or decreases in obligation are recognized in accumulated other comprehensive income (loss) at the time of the amendment. These costs are then amortized to pension and other postretirement benefit costs over the expected service years of the employees affected by the change.

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In millions)
Net Periodic Benefit Costs:
Service costs	$187	$172	$170	$64	$8	$—	$16	$16	$22	$1	$1	$—
Interest costs	404	393	395	16	6	—	106	111	125	2	2	—
Settlement and curtailment costs	—	—	17	—	8	—	—	—	—	1	1	—
Expected return on plan assets	(448)	(444)	(439)	(6)	(6)	—	(76)	(79)	(72)	(1)	—	—
Amortization of net actuarial (gains) losses	194	196	227	—	—	—	43	38	42	—	—	—
Amortization of prior service costs (credit)	4	7	10	—	—	—	(108)	(83)	(36)	—	—	—

Total net periodic benefit costs (credit)	341	324	380	74	16	—	(19)	3	81	3	4	—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gains) losses	575	37	310	34	(15)	—	262	49	283	5	1	—
Prior service costs (credit)	17	—	(10)	—	1	—	—	(81)	(167)	—	1	—
Amortization of net actuarial gains (losses)	(194)	(196)	(227)	—	—	—	(43)	(38)	(42)	—	—	—
Amortization of prior service (costs) credit	(4)	(7)	(10)	—	—	—	108	83	36	—	—	—

Total recognized in other comprehensive income (loss)	394	(166)	63	34	(14)	—	327	13	110	5	2	—

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$735	$158	$443	$108	$2	$—	$308	$16	$191	$8	$6	$—

For the year ended December 31, 2011, included within other comprehensive income (loss) were other changes in plan assets and benefit obligations associated with pension benefits of $394 million for the U.S. plans and $34 million for the non-U.S. plans and other postretirement benefits of $327 million for the U.S. plans and $5 million for the non-U.S. plans for an aggregate reduction in other comprehensive income (loss) of $760 million before income tax and $494 million, net of income tax.

The estimated net actuarial (gains) losses and prior service costs (credit) for the U.S. pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs over the next year are $178 million and $6 million, respectively.

The estimated net actuarial (gains) losses and prior service costs (credit) for the U.S. defined benefit other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs over the next year are $54 million and ($104) million, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Medicare Modernization Act of 2003 created various subsidies for all U.S. sponsors of retiree drug programs. Two common ways of providing subsidies were the Retiree Drug Subsidy (“RDS”) and Medicare Part D Prescription Drug Plans (“PDP”). From 2006 through 2010, the Company applied for and received the RDS each year. The RDS program provides the subsidy through cash payments made by Medicare to the Company, resulting in smaller net claims paid by the Company. A summary of the reduction to the APBO and the related reduction to the components of net periodic other postretirement benefits plan costs resulting from receipt of the RDS is presented below. As of January 1, 2011, as a result of changes made under the Patient Protection and Affordable Care Act of 2010, the Company, no longer applies for the RDS. Instead it has joined PDP and will indirectly receive Medicare subsidies in the form of smaller gross benefit payments for prescription drug coverage.

	December 31,
	2010	2009
	(In millions)
Cumulative reduction in other postretirement benefits obligations:
Balance at January 1,	$247	$317
Service costs	3	2
Interest costs	16	16
Net actuarial (gains) losses	(255)	(76)
Expected prescription drug subsidy	(11)	(12)

Balance at December 31,	$—	$247

	Years Ended December 31,
	2010	2009
	(In millions)
Reduction in net periodic other postretirement benefit costs:
Service costs	$3	$2
Interest costs	16	16
Amortization of net actuarial (gains) losses	10	11

Total reduction in net periodic benefit costs	$29	$29

The Company received subsidies of $3 million, $8 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Assumptions

Assumptions used in determining benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans (1)	U.S. Plans	Non-U.S. Plans (1)
December 31, 2011:
Weighted average discount rate	4.95%	2.33%	4.95%	5.60%
Rate of compensation increase	3.5% - 7.5%	2.4% - 5.5%	N/A	N/A

December 31, 2010:
Weighted average discount rate	5.80%	2.01%	5.80%	N/A
Rate of compensation increase	3.5% - 7.5%	2.0% - 4.0%	N/A	N/A

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans (1)	U.S. Plans	Non-U.S. Plans (1)
Year Ended December 31, 2011:
Weighted average discount rate	5.80%	2.40%	5.80%	6.34%
Weighted average expected rate of return on plan assets	7.25%	3.19%	7.25%	7.01%
Rate of compensation increase	3.5% - 7.5%	3.0% - 5.5%	N/A	N/A

Year Ended December 31, 2010:
Weighted average discount rate	6.25%	1.76%	6.25%	N/A
Weighted average expected rate of return on plan assets	8.00%	1.32%	7.20%	N/A
Rate of compensation increase	3.5% - 7.5%	2.0% - 4.0%	N/A	N/A

Year Ended December 31, 2009:
Weighted average discount rate	6.60%	N/A	6.60%	N/A
Weighted average expected rate of return on plan assets	8.25%	N/A	7.36%	N/A
Rate of compensation increase	3.5% - 7.5%	N/A	N/A	N/A

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.

The weighted average discount rate for the U.S. plans is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

The weighted average discount rate for non-U.S. pension plans is based on the duration of liabilities on a country by country basis. The rate was selected by reference to high quality corporate bonds in developed markets or local government bonds where markets were less robust or nonexistent.

The weighted average expected rate of return on plan assets for the U.S. plans is based on anticipated performance of the various asset sectors in which the plans invest, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected rate of return derived using this approach will fluctuate from year to year, the policy of most of the Subsidiaries’ is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

The weighted average expected long-term rate of return for the non-U.S. pension plans is an aggregation of each country’s expected rate of return within each asset class. For each country, the rate of return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change. The expected rate of return within each asset class, together with any contributions made, are expected to maintain the plans’ ability to meet all required benefit obligations.

The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2012 is currently anticipated to be 7.00% for U.S. pension benefits and 6.22% for U.S. other postretirement benefits. The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2012 is currently anticipated to be 2.05% for non-U.S. pension benefits and 6.54% for non-U.S. other postretirement benefits.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2011	2010
Pre-and Post-Medicare eligible claims	7.3% in 2012, gradually decreasing each year until 2083 reaching the ultimate rate of 4.3%.	7.8% in 2011, gradually decreasing each year until 2083 reaching the ultimate rate of 4.4%.

Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects:

	U.S. Plans		Non-U.S. Plans
	One Percent Increase	One Percent Decrease	One Percent Increase	One Percent Decrease

	(In millions)
Effect on total of service and interest costs components	$7	$(9)	$—	$—
Effect of accumulated postretirement benefit obligations	$195	$(160)	$1	$(1)

Plan Assets

The pension and other postretirement benefit plan assets are categorized into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets included within the three-level fair value hierarchy presented below.

Level 1

This category includes investments in fixed maturity securities, equity securities, derivative securities, and short-term investments which have unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2

This category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate account is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data.

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
Level 3

This category includes separate accounts that are invested in fixed maturity securities, equity securities, pass-through securities, derivative securities, and other invested assets that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

U.S. Plans

Most U.S. Subsidiaries have issued group annuity and life insurance contracts supporting the pension and other postretirement benefit plans assets, which are invested primarily in separate accounts.

The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, mutual funds, real estate, private equity investments and hedge funds investments.

The pension and postretirement plan assets and liabilities measured at estimated fair value on a recurring basis were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2011
	Pension Benefits				Other Postretirement Benefits
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Assets:
Fixed maturity securities:
Corporate	$—	$1,932	$32	$1,964	$—	$139	$4	$143
Federal agencies	1	286	—	287	—	29	—	29
Foreign bonds	—	213	5	218	—	13	—	13
Municipals	—	184	—	184	—	59	1	60
Preferred stocks	—	2	—	2	—	—	—	—
U.S. government bonds	1,007	187	—	1,194	160	1	—	161

Total fixed maturity securities	1,008	2,804	37	3,849	160	241	5	406

Equity securities:
Common stock - domestic	1,149	38	206	1,393	240	2	—	242
Common stock - foreign	287	—	—	287	55	—	—	55

Total equity securities	1,436	38	206	1,680	295	2	—	297

Money market securities	2	—	—	2	—	1	—	1
Pass-through securities	—	471	2	473	—	84	5	89
Derivative securities	30	10	4	44	—	—	1	1
Short-term investments	4	401	—	405	6	435	—	441
Other invested assets	—	69	531	600	—	—	—	—
Other receivables	—	47	—	47	—	4	—	4
Securities receivable	—	8	—	8	—	1	—	1

Total assets	$2,480	$3,848	$780	$7,108	$461	$768	$11	$1,240

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Pension Benefits				Other Postretirement Benefits
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
Corporate	$—	$1,528	$49	$1,577	$—	$67	$4	$71
Federal agencies	—	175	—	175	—	15	—	15
Foreign bonds	—	143	4	147	—	4	—	4
Municipals	—	137	—	137	—	37	1	38
Preferred stocks	—	4	—	4	—	—	—	—
U.S. government bonds	650	136	—	786	82	—	—	82

Total fixed maturity securities	650	2,123	53	2,826	82	123	5	210

Equity securities:
Common stock - domestic	1,406	93	240	1,739	359	3	—	362
Common stock - foreign	461	—	—	461	77	—	—	77

Total equity securities	1,867	93	240	2,200	436	3	—	439

Money market securities	200	90	—	290	1	1	—	2
Pass-through securities	—	321	2	323	—	73	6	79
Derivative securities	3	(5)	—	(2)	—	—	—	—
Short-term investments	(11)	101	—	90	8	443	—	451
Other invested assets	—	63	471	534	—	—	—	—
Other receivables	—	39	—	39	—	3	—	3
Securities receivable	—	70	—	70	—	2	—	2

Total assets	$2,709	$2,895	$766	$6,370	$527	$648	$11	$1,186

Liabilities:
Securities payable	$—	$60	$—	$60	$—	$1	$—	$1

Total liabilities	$—	$60	$—	$60	$—	$1	$—	$1

Total assets and liabilities	$2,709	$2,835	$766	$6,310	$527	$647	$11	$1,185

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities:		Equity Securities:	Pass- Through Securities	Derivative Securities	Other Invested Assets	Fixed Maturity Securities:		Pass- Through Securities	Derivative Securities
	Corporate	Foreign Bonds	Common Stock- Domestic				Corporate	Municipals
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$49	$4	$240	$2	$—	$471	$4	$1	$6	$—
Total realized/unrealized gains (losses) included in:
Earnings:
Net investment income	—	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(59)	(1)	2	85	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(4)	(1)	118	1	4	45	—	—	1	1
Purchases	—	2	7	1	—	97	—	—	—	—
Sales	(13)	—	(100)	(2)	(2)	(167)	—	—	(1)	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	1	—	—	—	—	1	—
Transfers out of Level 3	—	—	—	—	—	—	—	—	(1)	—

Balance, December 31,	$32	$5	$206	$2	$4	$531	$4	$1	$5	$1

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits					Other Postretirement Benefits
	Fixed Maturity Securities:		Equity Securities:	Pass- Through Securities	Other Invested Assets	Fixed Maturity Securities:		Pass- Through Securities
	Corporate	Foreign Bonds	Common Stock Domestic			Corporate	Municipals
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$68	$5	$241	$69	$373	$—	$—	$9
Total realized/unrealized gains (losses) included in:
Earnings:
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	(11)	78	—	—	(4)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	1	(2)	14	(4)	1	—	1
Purchases, sales, issuances and settlements	(17)	(2)	1	(71)	24	—	—	(1)
Transfers into Level 3	4	—	—	2	—	3	1	1
Transfers out of Level 3	(13)	—	—	(1)	—	—	—	—

Balance, December 31,	$49	$4	$240	$2	$471	$4	$1	$6

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities:		Equity Securities:	Pass- Through Securities	Derivative Securities	Other Invested Assets	Pass- Through Securities
	Corporate	Foreign Bonds	Common Stock Domestic
	(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$57	$4	$460	$80	$40	$392	$13
Total realized/unrealized gains (losses) included in:
Earnings:
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	(5)	(1)	—	(2)	36	4	(17)
Net derivative gains (losses)	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	21	5	(232)	8	(39)	(59)	17
Purchases, sales, issuances and settlements	(3)	(3)	13	(24)	(37)	36	(4)
Transfers into and/or out of Level 3	(2)	—	—	7	—	—	—

Balance, December 31,	$68	$5	$241	$69	$—	$373	$9

See Note 5 for further information about the valuation techniques and inputs by level of major assets of invested assets that affect the amounts reported above.

The U.S. Subsidiaries provide employees with benefits under various ERISA benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the U.S. Subsidiaries’ qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in insurance contracts. All of these contracts are issued by Company insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any given Manager.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that are otherwise restricted.

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target range allocation by major asset class as of December 31, 2011 for the Invested Plans:

	Defined Benefit Plan			Postretirement Medical			Postretirement Life
	Target Range	Actual Allocation		Target Range	Actual Allocation		Target Range	Actual Allocation
		2011	2010		2011	2010		2011	2010
Asset Class:
Fixed maturity securities:
Corporate		27%	24%		17%	9%		—%	—%
Federal agency		4	3		4	2		—	—
Foreign bonds		3	3		2	3		—	—
Municipals		3	2		8	5		—	—
U.S. government bonds		16	12		20	11		—	—

Total fixed maturity securities	50% - 80%	53%	44%	50% - 100%	51%	30%	0%	—%	—%

Equity securities:
Common stock - domestic		20%	27%		30%	48%		—%	—%
Common stock - foreign		4	8		7	10		—	—

Total equity securities	0% - 40%	24%	35%	0% - 50%	37%	58%	0%	—%	—%

Alternative securities:
Money market securities		—%	5%		1%	—%		—%	—%
Pass-through securities		6	5		11	10		—	—
Derivatives		1	—		—	—		—	—
Short-term investments		6	1		—	1		100	100
Other invested assets		9	8		—	—		—	—
Other receivables		1	1		—	1		—	—
Securities receivable		—	1		—	—		—	—

Total alternative securities	10% - 20%	23%	21%	10% - 20%	12%	12%	100%	100%	100%

Total assets		100%	100%		100%	100%		100%	100%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Non-U.S. Plans

The pension and postretirement plan assets and liabilities measured at estimated fair value on a recurring basis were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2011
	Pension Benefits				Other Postretirement Benefits
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
Foreign bonds	$—	$96	$—	$96	$—	$13	$—	$13

Total fixed maturity securities	—	96	—	96	—	13	—	13

Equity securities:
Common stock - foreign	—	43	—	43	—	—	—	—

Total equity securities	—	43	—	43	—	—	—	—

Derivative securities	—	—	13	13	—	—	—	—
Short-term investments	—	6	—	6	—	—	—	—
Other invested assets	19	—	—	19	—	—	—	—
Real estate	—	—	8	8	—	—	—	—

Total assets	$19	$145	$21	$185	$—	$13	$—	$13

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Pension Benefits				Other Postretirement Benefits
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
Foreign bonds	$1	$79	$—	$80	$—	$15	$—	$15

Total fixed maturity securities	1	79	—	80	—	15	—	15

Equity securities:
Common stock - domestic	4	—	—	4	—	—	—	—
Common stock - foreign	8	35	—	43	—	—	—	—

Total equity securities	12	35	—	47	—	—	—	—

Money market securities	—	10	—	10	—	—	—	—
Derivative securities	—	—	11	11	—	—	—	—
Short-term investments	2	4	—	6	—	—	—	—
Other invested assets	16	—	—	16	—	—	—	—
Real estate	—	—	8	8	—	—	—	—

Total assets	$31	$128	$19	$178	$—	$15	$—	$15

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Pension Benefits
	Derivative Securities	Real Estate
(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$11	$8
Total realized/unrealized gains (losses) included in:
Earnings:
Net investment income	—	—
Net investment gains (losses)	—	—
Net derivative gains (losses)	—	—
Other revenues	—	—
Policyholder benefits and claims	—	—
Other expenses	—	—
Other comprehensive income (loss)	2	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Balance, December 31,	$13	$8

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Derivative Securities (1)	Real Estate (1)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$—	$—
Total realized/unrealized gains (losses) included in:
Earnings:
Net investment income	—	—
Net investment gains (losses)	—	—
Net derivative gains (losses)	3	—
Other revenues	—	—
Policyholder benefits and claims	—	—
Other expenses	—	—
Other comprehensive income (loss)	(3)	—
Purchases, sales, issuances, and settlements	(1)	—
Transfers into Level 3	12	8
Transfers out of Level 3	—	—

Balance, December 31,	$11	$8

(1)	Derivative securities and real estate transfers into Level 3 are due to the Acquisition and are not related to the changes in Level 3 classification at the security level.

Certain non-U.S. Subsidiaries sponsor defined benefit plans that cover employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula, similar to the U.S. plans discussed above. The investment objectives are also similar, subject to local regulations. Generally, these international pension plans invest directly in high quality equity and fixed maturity securities. The assets of the non-U.S. pension plans are comprised of cash and cash equivalents, equity and fixed maturity securities, real estate and hedge fund investments.

The assets of the non-U.S. pension plans, other than those held in participant directed investment accounts, are managed in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters. Specifically, investment policies are oriented toward (i) maximizing the assets of the non-U.S. pension plans funded status; (ii) minimizing the volatility of the assets of the non-U.S. pension plans funded status; (iii) generating asset returns that exceed liability increases; and (iv) targeting rates of return in excess of a custom benchmark and industry standards over appropriate reference time periods. These goals are expected to be met through identifying appropriate and diversified asset classes and allocations, ensuring adequate liquidity to pay benefits and expenses when due and controlling the costs of administering and managing the non-U.S. pension plans’ investments. Independent investment consultants are periodically used to evaluate the investment risk of the non-U.S. pension plans’ assets relative to liabilities, analyze the economic and portfolio impact of various asset allocations and management strategies and recommend asset allocations.

Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that are otherwise restricted.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class as of December 31, 2011 for the plans:

	Defined Benefit Plan			Other Postretirement Plans
	Target	Actual Allocation		Target	Actual Allocation
		2011	2010		2011	2010
Asset Class:
Fixed maturity securities:
Foreign bonds		52%	45%		100%	100%

Total fixed maturity securities	61%	52%	45%	100%	100%	100%

Equity securities:
Common stock - domestic		—%	2%		—%	—%
Common stock - foreign		23	24		—	—

Total equity securities	27%	23%	26%	—%	—%	—%

Alternative securities:
Money market securities		—%	6%		—%	—%
Short-term investments		3	3		—	—
Other invested assets		22	20		—	—

Total alternative securities	12%	25%	29%	—%	—%	—%

Total assets		100%	100%		100%	100%

Expected Future Contributions and Benefit Payments

It is the Subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions were required for 2012. The Subsidiaries expect to make discretionary contributions to the qualified pension plan of $205 million in 2012. For information on employer contributions, see “— Obligations, Funded Status and Net Periodic Benefit Costs.”

Benefit payments due under the U.S. non-qualified pension plans are primarily funded from the Subsidiaries’ general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The U.S. Subsidiaries expect to make contributions of $88 million to fund the benefit payments in 2012.

U.S. and non-U.S. postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The Subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. The U.S. Subsidiaries expect to make contributions of $75 million towards benefit obligations in 2012 to pay postretirement medical claims.

As noted previously, the Subsidiaries no longer expect to receive the RDS under the Medicare Modernization Act of 2003 to partially offset payment of such benefits. Instead, the gross benefit payments that will be made under the PDP will already reflect subsidies.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
2012	$448	$38	$109	$3
2013	$424	$41	$111	$3
2014	$456	$45	$114	$3
2015	$457	$50	$117	$3
2016	$474	$58	$118	$3
2017-2021	$2,687	$322	$605	$14

Additional Information

As previously discussed, most of the assets of the U.S. pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Subsidiaries. Total revenues from these contracts recognized in the consolidated statements of operations were $47 million, $46 million and $45 million for the years ended December 31, 2011, 2010 and 2009, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $885 million, $767 million and $725 million for the years ended December 31, 2011, 2010 and 2009, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Savings and Investment Plans

The Subsidiaries sponsor the U.S. savings and investment plans for substantially all Company employees under which a portion of employee contributions are matched. The Subsidiaries contributed $95 million, $86 million and $93 million for the years ended December 31, 2011, 2010 and 2009, respectively.

18.  Equity

Preferred Stock

There are 200,000,000 authorized shares of preferred stock, of which 6,857,000 shares were designated for issuance of convertible preferred stock in connection with the financing of the Acquisition in 2010. See “— Convertible Preferred Stock” below.

MetLife, Inc. has outstanding 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share.

MetLife, Inc. has outstanding 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), with a $0.01 par value per share, and a liquidation preference of $25 per share.

The Preferred Stock ranks senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Stock are not cumulative. Holders of the Preferred Stock will be entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee of the Board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above three-month LIBOR on the related

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Stock for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, MetLife, Inc. has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on MetLife, Inc.’s common stock — or any other securities ranking junior to the Preferred Stock — unless the full dividends for the latest completed dividend period on all Preferred Stock, and any parity stock, have been declared and paid or provided for.

MetLife, Inc. is prohibited from declaring dividends on the Preferred Stock if it fails to meet specified capital adequacy, net income and equity levels. In addition, under Federal Reserve Board policy, MetLife, Inc. may not be able to pay dividends if it does not earn sufficient operating income.

The Preferred Stock does not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.

The Preferred Stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Stock is redeemable at MetLife, Inc.’s option in whole or in part, at a redemption price of $25 per share of Preferred Stock, plus declared and unpaid dividends.

In December 2008, MetLife, Inc. entered into an RCC related to the Preferred Stock. As part of such RCC, MetLife, Inc. agreed that it will not repay, redeem or purchase the Preferred Shares on or before December 31, 2018, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The RCC is for the benefit of the holders of the related Covered Debt, which was initially the Senior Notes. As a result of the issuance of the 10.750% JSDs, the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to the Preferred Shares. The RCC will terminate upon the occurrence of certain events, including the date on which MetLife, Inc. has no series of outstanding eligible debt securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
November 15, 2011	November 30, 2011	December 15, 2011	$0.2527777	$7	$0.4062500	$24
August 15, 2011	August 31, 2011	September 15, 2011	$0.2555555	6	$0.4062500	24
May 16, 2011	May 31, 2011	June 15, 2011	$0.2555555	7	$0.4062500	24
March 7, 2011	February 28, 2011	March 15, 2011	$0.2500000	6	$0.4062500	24

				$26		$96

November 15, 2010	November 30, 2010	December 15, 2010	$0.2527777	$7	$0.4062500	$24
August 16, 2010	August 31, 2010	September 15, 2010	$0.2555555	6	$0.4062500	24
May 17, 2010	May 31, 2010	June 15, 2010	$0.2555555	7	$0.4062500	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.2500000	6	$0.4062500	24

				$26		$96

November 16, 2009	November 30, 2009	December 15, 2009	$0.2527777	$7	$0.4062500	$24
August 17, 2009	August 31, 2009	September 15, 2009	$0.2555555	6	$0.4062500	24
May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	7	$0.4062500	24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$26		$96

See Note 24 for information on subsequent dividends declared.

Convertible Preferred Stock

In connection with the financing of the Acquisition in November 2010, MetLife, Inc. issued to AM Holdings 6,857,000 shares of convertible preferred stock with a $0.01 par value per share, a liquidation preference of $0.01 per share and a fair value of $2.8 billion. On March 8, 2011, MetLife, Inc. repurchased and canceled all of the convertible preferred stock for $3.0 billion in cash, which resulted in a preferred stock redemption premium of $146 million. See Note 2.

For purposes of the earnings per common share calculation, for the year ended December 31, 2010, the convertible preferred stock was assumed converted into shares of common stock for both basic and diluted weighted average common shares. See Note 20.

Common Stock

Issuances

In March 2011, MetLife, Inc. issued 68,570,000 new shares of its common stock in a public offering at a price of $43.25 per share for gross proceeds of $3.0 billion. In connection with the offering of common stock, MetLife, Inc. incurred $16 million of issuance costs which have been recorded as a reduction of additional paid-in capital. The proceeds were used to repurchase the convertible preferred stock issued to AM Holdings in November 2010. See Note 2.

In November 2010, MetLife, Inc. issued to AM Holdings in connection with the financing of the Acquisition 78,239,712 new shares of its common stock at $40.90 per share with a fair value of $3.2 billion.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In August 2010, MetLife, Inc. issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3.6 billion. In connection with the offering of common stock, MetLife, Inc. incurred $94 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

In February 2009, MetLife, Inc. delivered 24,343,154 shares of newly issued common stock for $1.0 billion. The issuance was made in connection with the initial settlement of stock purchase contracts issued as part of common equity units sold in 2005.

During the years ended December 31, 2011 and 2010, 3,549,211 and 2,182,174 new shares of common stock were issued for $115 million and $74 million, respectively, to satisfy various stock option exercises and other stock-based awards. There were no new shares of common stock issued to satisfy the various stock option exercises and other stock-based awards during the year ended December 31, 2009. There were no shares of common stock issued from treasury stock during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, 332,121 shares and 861,586 shares of common stock were issued from treasury stock for $18 million and $46 million, respectively, to satisfy various stock option exercises and other stock-based awards.

Repurchase Programs

At December 31, 2011, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. During the years ended December 31, 2011, 2010 and 2009, MetLife, Inc. did not repurchase any shares.

Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
			Per Share	Aggregate
Declaration Date	Record Date	Payment Date	(In millions, except per share data)
October 25, 2011	November 9, 2011	December 14, 2011	$0.74	$787
October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)
October 29, 2009	November 9, 2009	December 14, 2009	$0.74	$610

(1)	Includes dividends on convertible preferred stock (see “— Convertible Preferred Stock” above).

Stock-Based Compensation Plans

Description of Plans for Employees and Agents — General Terms

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Stock Plan”) authorized the granting of awards to employees and agents in the form of options to buy shares of MetLife, Inc. common stock (“Stock

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Options”) that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. By December 31, 2009 all awards under the 2000 Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Stock Plan since 2005.

Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to MetLife, Inc. common stock).

The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. At December 31, 2011, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan was 31,803,801. Stock Option exercises and other awards settled in shares are satisfied through the issuance of shares held in treasury by the Company or by the issuance of new shares.

Compensation expense related to awards under the 2005 Stock Plan is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.

Compensation expense related to awards under the 2005 Stock Plan is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of the awards granted each year under the 2005 Stock Plan are made in the first quarter of each year.

Certain stock-based awards provide solely for cash settlement based on changes in the price of MetLife, Inc. common stock and other factors (“Phantom Stock-Based Awards”). Such awards are made under the MetLife, Inc. International Unit Option Incentive Plan, the MetLife International Performance Unit Incentive Plan, and the MetLife International Restricted Unit Incentive Plan.

Description of Plans for Directors — General Terms

The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “2000 Directors Stock Plan”) authorized the granting of awards in the form of MetLife, Inc. common stock, non-qualified Stock Options, or a combination of the foregoing to non-management Directors of MetLife, Inc. As of December 31, 2009, all awards under the 2000 Directors Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Directors Stock Plan since 2004.

Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan with reference to MetLife, Inc. common stock) to non-management Directors of MetLife, Inc. The number of shares authorized for issuance under the 2005 Directors Stock Plan is 2,000,000. There were no shares carried forward from the 2000 Directors Stock Plan to the 2005 Directors Stock Plan. At December 31, 2011, the aggregate number of shares remaining available for issuance pursuant to the 2005 Directors Stock Plan was 1,777,288. Stock Option exercises and other awards settled in shares are satisfied through the issuance of shares held in treasury by the Company or by the issuance of new shares.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Compensation expense related to awards under the 2005 Directors Plan is recognized based on the number of shares awarded. The Stock-Based Awards granted under the 2005 Directors Plan have vested immediately. The majority of the awards granted each year under the 2005 Directors Stock Plan are made in the second quarter of each year.

Compensation Expense Related to Stock-Based Compensation

The components of compensation expense related to stock-based compensation which includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2005 Directors Stock Plan, were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Stock Options	$58	$45	$55
Performance Shares (1)	68	29	11
Restricted Stock Units	18	10	3

Total compensation expenses	$144	$84	$69

Income tax benefits	$50	$29	$24

(1)

Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period.

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2011
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$52	1.82
Performance Shares	$44	1.76
Restricted Stock Units	$23	1.82

Stock Options

Stock Options are the contingent right of award holders to purchase shares of MetLife, Inc. common stock at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of MetLife, Inc. common stock reported on the NYSE on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the activity related to Stock Options for the year ended December 31, 2011 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2011	32,702,331	$38.47	5.30	$195
Granted (2)	5,471,447	$45.16
Exercised	(2,944,529)	$29.83
Expired	(317,342)	$42.32
Forfeited	(198,381)	$38.34

Outstanding at December 31, 2011	34,713,526	$40.22	5.35	$—

Aggregate number of stock options expected to vest at a future date as of December 31, 2011	33,596,536	$40.31	5.25	$—

Exercisable at December 31, 2011	24,345,356	$41.06	4.02	$—

(1)	The aggregate intrinsic value was computed using the closing share price on December 30, 2011 of $31.18 and December 31, 2010 of $44.44, as applicable.

(2)	The total fair value on the date of the grant was $78 million.

The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model, which are further described below, include: expected volatility of the price of MetLife, Inc. common stock; risk-free rate of return; expected dividend yield on MetLife, Inc. common stock; exercise multiple; and the post-vesting termination rate.

Expected volatility is based upon an analysis of historical prices of MetLife, Inc. common stock and call options on that common stock traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of MetLife, Inc.’s common stock. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying shares rather than on daily price movements.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	1.65%	2.11%	3.15%
Risk-free rate of return	0.29%-5.51%	0.35%-5.88%	0.73%-6.67%
Expected volatility	32.64%	34.41%	44.39%
Exercise multiple	1.69	1.75	1.76
Post-vesting termination rate	3.36%	3.64%	3.70%
Contractual term (years)	10	10	10
Expected life (years)	7	7	6
Weighted average exercise price of stock options granted	$45.16	$35.06	$23.61
Weighted average fair value of stock options granted	$14.27	$11.29	$8.37

The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Total intrinsic value of stock options exercised	$41	$22	$1
Cash received from exercise of stock options	$88	$52	$8
Tax benefit realized from stock options exercised	$14	$8	$—

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents a summary of Performance Share activity for the year ended December 31, 2011:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	4,155,574	$31.91
Granted (1)	1,783,070	$42.84
Forfeited	(89,725)	$32.79
Payable (2)	(824,825)	$57.95

Outstanding at December 31, 2011	5,024,094	$31.50

Performance Shares expected to vest at a future date as of December 31, 2011	4,729,890	$32.35

(1)	The total fair value on the date of the grant was $76 million.

(2)	Includes both shares paid and shares deferred for later payment.

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2011, the three year performance period for the 2009 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,791,609 outstanding Performance Shares to which the 2009-2011 performance factor will be applied.

Restricted Stock Units

Restricted Stock Units are units that, if they vest, are payable in shares of MetLife, Inc. common stock. Restricted Stock Units are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on MetLife, Inc. common stock during the performance period. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of MetLife, Inc. common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

The vast majority of Restricted Stock Units normally vest in their entirety on the third anniversary of their grant date. Other Restricted Stock Units normally vest in their entirety on the fifth anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

The following table presents a summary of Restricted Stock Unit activity for the year ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	937,172	$29.63
Granted (1)	734,159	$41.94
Forfeited	(61,160)	$35.36
Payable (2)	(47,322)	$44.35

Outstanding at December 31, 2011	1,562,849	$34.74

Restricted Stock Units expected to vest at a future date as of December 31, 2011	1,562,849	$34.74

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	The total fair value on the date of the grant was $31 million.

(2)	Includes both shares paid and shares deferred for later payment.

Liability Awards (Phantom Stock-Based Awards)

Certain MetLife international subsidiaries have granted Phantom Stock-Based Awards in the form of Unit Options, Restricted Units, and Performance Units. These share-based cash settled awards are recorded as liabilities until payout is made. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one share of MetLife, Inc. common stock. The liability and corresponding expense are adjusted accordingly until the award is settled.

Unit Options.

Each Unit Option is the contingent right of the holders to receive a cash payment equal to the closing price of one share of MetLife, Inc. common stock on the surrender date, less the closing price on the grant date, if the difference is greater than zero. The vast majority of Unit Options have become or will become eligible for surrender at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for surrender on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

Restricted Units.

Restricted Units are units that, if they vest, are payable in cash equal to the closing price of MetLife, Inc. common stock on the last day of the restriction period. The vast majority of Restricted Units normally vest in their entirety on the third anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

Performance Units.

Performance Units are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Units which are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. Performance Units are accounted for as liability awards, but are not credited with dividend-equivalents for actual dividends paid on MetLife, Inc. common stock during the performance period. Accordingly, the estimated fair value of Performance Units is based upon the closing price of MetLife, Inc. common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

Performance Units normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Vested Performance Units are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents a summary of Liability Award activity for the year ended December 31, 2011:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2011	811,221	139,893	216,251
Granted	369,665	125,710	340,750
Exercised	(29,068)	—	—
Forfeited	(68,448)	(6,825)	(44,680)
Paid	—	(25,521)	(1,640)

Outstanding at December 31, 2011	1,083,370	233,257	510,681

Units expected to vest at a future date as of December 31, 2011	1,083,370	209,931	459,613

Statutory Equity and Income

Except for American Life, each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of MetLife, Inc.’s U.S. insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC by Delaware law. American Life operations are regulated by applicable authorities of the countries in which the company operates and are subject to capital and solvency requirements in those countries.

The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Statutory net income (loss) (unaudited) was as follows:

		Years Ended December 31,
	State of Domicile	2011	2010	2009
		(In millions)
Metropolitan Life Insurance Company	New York	$1,970	$2,066	$1,221
American Life Insurance Company (1)	Delaware	$334	$803	N/A
MetLife Insurance Company of Connecticut	Connecticut	$46	$668	$81
Metropolitan Property and Casualty Company	Rhode Island	$41	$273	$266
Metropolitan Tower Life Insurance Company	Delaware	$63	$151	$57
MetLife Investors Insurance Company	Missouri	$94	$153	$49
Delaware American Life Insurance Company	Delaware	$13	$6	N/A

(1)	Represents approximate statutory net income (loss) (unaudited).

Statutory capital and surplus (unaudited) was as follows at:

	December 31,
	2011	2010
	(In millions)
Metropolitan Life Insurance Company	$13,507	$13,217
American Life Insurance Company (1)	$3,310	$4,321
MetLife Insurance Company of Connecticut	$5,133	$5,105
Metropolitan Property and Casualty Company	$1,857	$1,845
Metropolitan Tower Life Insurance Company	$828	$805
MetLife Investors Insurance Company	$600	$499
Delaware American Life Insurance Company	$51	$29

(1)	Represents approximate statutory capital and surplus (unaudited).

Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2012		2011				2010
Company	Permitted w/o Approval (1)		Paid (2)		Permitted w/o Approval (3)		Paid (2)		Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,350		$1,321	(4)	$1,321		$631	(4)	$1,262
American Life Insurance Company	$168	(5)	$661		$661	(5)	$—	(6)	$511	(5)
MetLife Insurance Company of Connecticut	$504		$517		$517		$330		$659
Metropolitan Property and Casualty Insurance Company	$—		$30		$—		$260		$—
Metropolitan Tower Life Insurance Company	$82		$80		$80		$569	(7)	$93
MetLife Investors Insurance Company	$18		$—		$—		$—		$—
Delaware American Life Insurance Company	$12		$—		$—		$—		$—

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to MetLife, Inc. of $170 million and $399 million during the years ended December 31, 2011 and 2010, respectively.

(5)	Reflects approximate dividend amounts permitted to be paid without prior regulatory approval.

(6)	Reflects the respective dividends paid since the Acquisition Date. See Note 2.

(7)	Includes shares of an affiliate distributed to MetLife, Inc. as an in-kind dividend of $475 million.

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, each of American Life, DelAm and MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life, DelAm and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, which may include carry forward net income from the second and third preceding calendar years excluding realized capital gains and less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its shareholders.

Under Missouri State Insurance Law, MetLife Investors Insurance Company (“MLIIC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains). MLIIC will be permitted to pay a cash dividend to its parent in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Commissioner of Insurance (the “Missouri Commissioner”) and the Missouri Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the balance and changes in accumulated other comprehensive income (loss) including reclassification adjustments required for the years ended December 31, 2011, 2010 and 2009 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Holding gains (losses) on investments arising during the year	$13,945	$10,092	$18,548
Income tax effect of holding gains (losses)	(4,783)	(3,516)	(6,243)
Reclassification adjustments for recognized holding (gains) losses included in current year income	755	(733)	1,464
Income tax effect	(260)	255	(493)
Unrealized investment loss of subsidiary at the date of disposal	(105)	—	—
Income tax on unrealized investment loss of subsidiary at the date of disposal	37	—	—
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(6,339)	(2,813)	(2,979)
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	2,174	980	1,002
Allocation of holding (gains) losses on investments relating to other policyholder amounts of subsidiary at the date of disposal	93	—	—
Income tax effect of allocation of holding (gains) losses on investments relating to other policyholder amounts of subsidiary at the date of disposal	(33)	—	—

Net unrealized investment gains (losses), net of income tax	5,484	4,265	11,299
Foreign currency translation adjustments, net of income tax	(135)	(350)	63
Foreign currency translation adjustments of subsidiary at the date of disposal	(7)	—	—
Defined benefit plans adjustment, net of income tax	(494)	96	(102)

Other comprehensive income (loss)	4,848	4,011	11,260
Other comprehensive (income) loss attributable to noncontrolling interests	38	(5)	11

Other comprehensive income (loss) attributable to MetLife, Inc., excluding cumulative effect of change in accounting principle	4,886	4,006	11,271
Cumulative effect of change in accounting principle, net of income tax of $0, $27 million and $40 million (see Note 1)	—	52	(76)

Other comprehensive income (loss) attributable to MetLife, Inc.	$4,886	$4,058	$11,195

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

19.  Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Compensation	$5,287	$3,575	$3,394
Pension, postretirement & post employment benefit costs	463	380	452
Commissions	6,378	3,607	3,393
Volume-related costs	335	379	407
Interest credited to bank deposits	95	137	163
Capitalization of DAC	(6,858)	(3,299)	(2,976)
Amortization of DAC and VOBA	5,391	2,843	1,289
Amortization of negative VOBA	(697)	(64)	—
Interest expense on debt and debt issuance costs	1,629	1,550	1,044
Premium taxes, licenses & fees	633	513	526
Professional services	1,597	1,103	901
Rent, net of sublease income	426	305	383
Other	3,051	1,735	1,545

Total other expenses	$17,730	$12,764	$10,521

Capitalization of DAC and Amortization of DAC and VOBA

See Note 6 for DAC and VOBA by segment and a roll forward of each including impacts of capitalization and amortization. See also Note 10 for a description of the DAC amortization impact associated with the closed block.

Interest Expense on Debt and Debt Issuance Costs

See Notes 11, 12, 13 and 14 for attribution of interest expense by debt issuance. Interest expense on debt and debt issuance costs includes interest expense related to CSEs. See Note 3.

Lease Impairments

See Note 16 for description of lease impairments included within other expenses.

Costs Related to the Acquisition

Transaction and Integration-Related Expenses

The Company incurred transaction costs of $3 million and $100 million for the years ended December 31, 2011 and 2010, respectively. Transaction costs represent costs directly related to effecting the Acquisition and primarily include banking and legal expenses. Such costs have been expensed as incurred within Corporate & Other.

Integration-related costs were $362 million and $176 million for the years ended December 31, 2011 and 2010, respectively. Integration-related costs represent costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. Such costs have been expensed as incurred and as the integration of ALICO is an enterprise-wide initiative, these expenses are reported within Corporate & Other.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Restructuring Charges

As part of the integration of ALICO’s operations, management initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. See Note 2. Estimated restructuring charges may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges, including severance, contract termination costs and other associated costs through the year ended December 31, 2013. However, such restructuring plans are not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2011.

Restructuring charges associated with restructuring plans related to the Acquisition are included in other expenses within Corporate & Other. Such restructuring charges included:

	Years Ended December 31,
	2011	2010
	(In millions)
Balance at January 1,	$10	$—
Restructuring charges	46	10
Cash payments	(43)	—

Balance at December 31,	$13	$10

Restructuring charges incurred in current period	$46	$10

Total restructuring charges incurred since inception of restructuring plans	$56	$10

Other Restructuring Charges

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which was fully implemented by December 31, 2011. This initiative was focused on reducing complexity, leveraging scale, increasing productivity and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth.

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported within Corporate & Other. Restructuring charges associated with this enterprise-wide initiative were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$7	$36	$86
Severance charges	2	17	84
Change in severance charge estimates	(1)	(1)	(8)
Cash payments	(8)	(45)	(126)

Balance at December 31,	$—	$7	$36

Restructuring charges incurred in current period	$1	$16	$76

Total restructuring charges incurred since inception of initiative	$194	$193	$177

Changes in severance charge estimates were due to changes in estimates for variable incentive compensation, COBRA benefits, employee outplacement services and for employees whose severance status changed.

In addition to the above charges, the Company has recognized lease charges of $28 million associated with the consolidation of office space since the inception of the initiative.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.  Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2011	2010	2009
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share (1)	1,059,580,442	882,436,532	818,462,150
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (2)	1,641,444	—	—
Exercise or issuance of stock-based awards (3)	6,872,474	7,131,346	—

Weighted average common stock outstanding for diluted earnings per common share (1)	1,068,094,360	889,567,878	818,462,150

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$6,951	$2,747	$(2,336)
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(10)	(4)	(32)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	146	—	—

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$6,693	$2,629	$(2,426)

Basic	$6.32	$2.98	$(2.96)

Diluted	$6.27	$2.96	$(2.96)

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$20	$39	$58
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$20	$39	$58

Basic	$0.02	$0.04	$0.07

Diluted	$0.02	$0.04	$0.07

Net Income (Loss):
Net income (loss)	$6,971	$2,786	$(2,278)
Less: Net income (loss) attributable to noncontrolling interests	(10)	(4)	(32)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	146	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,713	$2,668	$(2,368)
Basic	$6.34	$3.02	$(2.89)
Diluted	$6.29	$3.00	$(2.89)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

For purposes of the earnings per common share calculation, for the year ended December 31, 2010, the convertible preferred stock was assumed converted into shares of common stock for both basic and diluted weighted average shares. See Note 18.

(2)	See Note 14 for a description of the Company’s common equity units.

(3)

For the year ended December 31, 2009, 4,213,700 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

21.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2011 and 2010 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2011
Total revenues	$15,911	$17,148	$20,457	$16,746
Total expenses	$14,429	$15,430	$15,152	$15,225
Income (loss) from continuing operations, net of income tax	$1,054	$1,199	$3,571	$1,127
Income (loss) from discontinued operations, net of income tax	$(41)	$31	$5	$25
Net income (loss)	$1,013	$1,230	$3,576	$1,152
Less: Net income (loss) attributable to noncontrolling interests	$7	$(7)	$(6)	$(4)
Net income (loss) attributable to MetLife, Inc.	$1,006	$1,237	$3,582	$1,156
Less: Preferred stock dividends	$30	$31	$30	$31
Preferred stock redemption premium	$146	$—	$—	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$830	$1,206	$3,552	$1,125
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.82	$1.11	$3.35	$1.04
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.04)	$0.03	$—	$0.02
Net income (loss) attributable to MetLife, Inc.	$0.95	$1.17	$3.38	$1.09
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.78	$1.14	$3.35	$1.06
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.82	$1.10	$3.33	$1.04
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.04)	$0.03	$—	$0.02
Net income (loss) attributable to MetLife, Inc.	$0.94	$1.16	$3.36	$1.08
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.78	$1.13	$3.33	$1.06
2010
Total revenues	$13,098	$14,139	$12,338	$12,690
Total expenses	$11,915	$11,775	$11,953	$12,710
Income (loss) from continuing operations, net of income tax	$828	$1,536	$317	$66
Income (loss) from discontinued operations, net of income tax	$6	$11	$3	$19
Net income (loss)	$834	$1,547	$320	$85
Less: Net income (loss) attributable to noncontrolling interests	$(1)	$(10)	$4	$3
Net income (loss) attributable to MetLife, Inc.	$835	$1,557	$316	$82
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$805	$1,526	$286	$51
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.97	$1.84	$0.33	$0.03
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$0.01	$—	$0.02
Net income (loss) attributable to MetLife, Inc.	$1.02	$1.90	$0.36	$0.08
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.98	$1.85	$0.33	$0.05
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.96	$1.83	$0.32	$0.03
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$0.01	$—	$0.02
Net income (loss) attributable to MetLife, Inc.	$1.01	$1.87	$0.36	$0.08
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.97	$1.84	$0.32	$0.05

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

22.  Business Segment Information

MetLife is organized into six segments: Insurance Products, Retirement Products, Corporate Benefit Funding and Auto & Home (collectively, “U.S. Business”), and Japan and Other International Regions (collectively, “International”). The assets, liabilities and operating results relating to the Acquisition are included in the Japan and Other International Regions segments. Prior year results have been adjusted to conform to the current year presentation. In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities. On November 21, 2011, MetLife, Inc. announced that it will be reorganizing its business into three broad geographic regions: The Americas; Europe, the Middle East and Africa (“EMEA”); and Asia, and creating a global employee benefits business to better reflect its global reach. While the Company has initiated certain changes in response to this announcement, management continued to evaluate the performance of the operating segments under the existing segment structure as of December 31, 2011.

Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three distinct businesses: Group Life, Individual Life and Non-Medical Health. Group Life insurance products and services include variable life, universal life and term life products. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, LTC, critical illness and accidental death & dismemberment coverages. Retirement Products offers a variety of variable and fixed annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

Japan life insurance products include whole life, term life, variable life and universal life products. Japan also provides accident and health insurance, fixed and variable annuities and endowment products. These products are offered to both individuals and groups. Other International Regions provides life insurance, accident and health insurance, credit life insurance, annuities, endowment and retirement & savings products to both individuals and groups.

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and run-off entities. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank (see Note 2) and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•

Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•

Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) business combinations.

In 2011, management modified its definition of operating earnings to exclude the impacts of Divested Businesses, which includes certain operations of MetLife Bank and the Caribbean Business, as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior years’ results for Corporate & Other and total consolidated operating earnings have been decreased by $111 million, net of $66 million of income tax, and $211 million, net of $139 million of income tax, for the years ended December 31, 2010 and 2009, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In addition, in 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior years’ results for Retirement Products and total consolidated operating earnings have been increased by $64 million, net of $34 million of income tax, and $90 million, net of $49 million of income tax, for the years ended December 31, 2010 and 2009, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for operating earnings adjustments as defined above, the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings										Adjustments	Total Consolidated
	U.S. Business					International			Corporate & Other	Total
Year Ended December 31, 2011	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Total	Japan	Other International Regions	Total
	(In millions)
Revenues
Premiums	$16,949	$1,141	$2,418	$3,000	$23,508	$6,325	$6,426	$12,751	$10	$36,269	$92	$36,361
Universal life and investment-type product policy fees	2,264	2,463	231	—	4,958	824	1,746	2,570	—	7,528	278	7,806
Net investment income	6,107	3,195	5,181	205	14,688	2,079	1,995	4,074	914	19,676	(70)	19,606
Other revenues	829	307	249	33	1,418	22	152	174	319	1,911	621	2,532
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(867)	(867)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	4,824	4,824

Total revenues	26,149	7,106	8,079	3,238	44,572	9,250	10,319	19,569	1,243	65,384	4,878	70,262

Expenses
Policyholder benefits and claims and policyholder dividends	18,707	1,846	4,594	2,375	27,522	3,973	4,724	8,697	8	36,227	676	36,903
Interest credited to policyholder account balances	997	1,595	1,321	—	3,913	1,561	583	2,144	—	6,057	(454)	5,603
Capitalization of DAC	(864)	(1,612)	(27)	(453)	(2,956)	(2,250)	(1,643)	(3,893)	—	(6,849)	(9)	(6,858)
Amortization of DAC and VOBA	897	1,004	17	448	2,366	1,312	1,120	2,432	1	4,799	592	5,391
Amortization of negative VOBA	—	—	—	—	—	(555)	(64)	(619)	—	(619)	(78)	(697)
Interest expense on debt	—	2	8	—	10	—	1	1	1,294	1,305	324	1,629
Other expenses	4,143	3,143	487	792	8,565	3,398	4,164	7,562	627	16,754	1,511	18,265

Total expenses	23,880	5,978	6,400	3,162	39,420	7,439	8,885	16,324	1,930	57,674	2,562	60,236

Provision for income tax expense (benefit)	794	395	588	(28)	1,749	635	398	1,033	(552)	2,230	845	3,075

Operating earnings	$1,475	$733	$1,091	$104	$3,403	$1,176	$1,036	$2,212	$(135)	5,480

Adjustments to:
Total revenues										4,878
Total expenses										(2,562)
Provision for income tax (expense) benefit										(845)

Income (loss) from continuing operations, net of income tax										$6,951		$6,951

	U.S. Business					International			Corporate & Other	Total
At December 31, 2011	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Total	Japan	Other International Regions	Total
	(In millions)
Total assets	$149,563	$196,160	$188,525	$5,915	$540,163	$104,563	$63,947	$168,510	$90,952	$799,625
Separate account assets	$8,425	$120,285	$64,828	$—	$193,538	$—	$9,485	$9,485	$—	$203,023
Separate account liabilities	$8,425	$120,285	$64,828	$—	$193,538	$—	$9,485	$9,485	$—	$203,023

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings										Adjustments	Total Consolidated
	U.S. Business					International			Corporate & Other	Total
Year Ended December 31, 2010	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Total	Japan	Other International Regions	Total
	(In millions)
Revenues
Premiums	$17,200	$875	$1,938	$2,923	$22,936	$499	$3,625	$4,124	$11	$27,071	$—	$27,071
Universal life and investment-type product policy fees	2,247	2,024	226	—	4,497	55	1,265	1,320	—	5,817	211	6,028
Net investment income	6,068	3,395	4,954	209	14,626	145	1,466	1,611	643	16,880	631	17,511
Other revenues	761	220	246	22	1,249	7	28	35	391	1,675	653	2,328
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(408)	(408)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	(265)	(265)

Total revenues	26,276	6,514	7,364	3,154	43,308	706	6,384	7,090	1,045	51,443	822	52,265

Expenses
Policyholder benefits and claims and policyholder dividends	19,075	1,487	4,041	2,021	26,624	309	3,053	3,362	(14)	29,972	698	30,670
Interest credited to policyholder account balances	963	1,612	1,445	—	4,020	123	554	677	—	4,697	222	4,919
Capitalization of DAC	(841)	(1,067)	(19)	(448)	(2,375)	(149)	(775)	(924)	—	(3,299)	—	(3,299)
Amortization of DAC and VOBA	966	808	16	439	2,229	82	490	572	1	2,802	41	2,843
Amortization of negative VOBA	—	—	—	—	—	(49)	(8)	(57)	—	(57)	(7)	(64)
Interest expense on debt	1	3	6	—	10	—	3	3	1,126	1,139	411	1,550
Other expenses	4,080	2,437	460	769	7,746	244	2,233	2,477	467	10,690	1,044	11,734

Total expenses	24,244	5,280	5,949	2,781	38,254	560	5,550	6,110	1,580	45,944	2,409	48,353

Provision for income tax expense (benefit)	711	431	495	73	1,710	52	148	200	(366)	1,544	(379)	1,165

Operating earnings	$1,321	$803	$920	$300	$3,344	$94	$686	$780	$(169)	3,955

Adjustments to:
Total revenues										822
Total expenses										(2,409)
Provision for income tax (expense) benefit										379

Income (loss) from continuing operations, net of income tax										$2,747		$2,747

	U.S. Business					International			Corporate & Other	Total
At December 31, 2010	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Total	Japan	Other International Regions	Total
	(In millions)
Total assets	$141,366	$177,045	$172,929	$5,541	$496,881	$87,416	$77,579	$164,995	$69,030	$730,906
Separate account assets	$9,567	$107,335	$56,571	$—	$173,473	$—	$9,665	$9,665	$—	$183,138
Separate account liabilities	$9,567	$107,335	$56,571	$—	$173,473	$—	$9,665	$9,665	$—	$183,138

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings										Adjustments	Total Consolidated
	U.S. Business					International			Corporate & Other	Total
Year Ended December 31, 2009	Insurance Products	Retirement Products	Corporate Benefit Funding	Auto & Home	Total	Japan	Other International Regions	Total
	(In millions)
Revenues
Premiums	$17,168	$920	$2,264	$2,902	$23,254	$—	$2,884	$2,884	$19	$26,157	$—	$26,157
Universal life and investment-type product policy fees	2,281	1,543	176	—	4,000	—	1,055	1,055	—	5,055	142	5,197
Net investment income	5,614	3,098	4,527	180	13,419	—	1,111	1,111	70	14,600	141	14,741
Other revenues	779	173	238	33	1,223	—	14	14	236	1,473	856	2,329
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	—	(2,901)	(2,901)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	—	(4,866)	(4,866)

Total revenues	25,842	5,734	7,205	3,115	41,896	—	5,064	5,064	325	47,285	(6,628)	40,657

Expenses
Policyholder benefits and claims and policyholder dividends	19,111	1,486	4,245	1,932	26,774	—	2,326	2,326	4	29,104	548	29,652
Interest credited to policyholder account balances	952	1,688	1,632	—	4,272	—	577	577	—	4,849	(4)	4,845
Capitalization of DAC	(873)	(1,067)	(14)	(435)	(2,389)	—	(587)	(587)	—	(2,976)	—	(2,976)
Amortization of DAC and VOBA	725	610	15	436	1,786	—	397	397	3	2,186	(897)	1,289
Amortization of negative VOBA	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense on debt	6	—	3	—	9	—	8	8	1,027	1,044	—	1,044
Other expenses	4,206	2,403	456	764	7,829	—	1,737	1,737	586	10,152	1,012	11,164

Total expenses	24,127	5,120	6,337	2,697	38,281	—	4,458	4,458	1,620	44,359	659	45,018

Provision for income tax expense (benefit)	573	216	288	96	1,173	—	155	155	(756)	572	(2,597)	(2,025)

Operating earnings	$1,142	$398	$580	$322	$2,442	$—	$451	$451	$(539)	2,354

Adjustments to:
Total revenues										(6,628)
Total expenses										(659)
Provision for income tax (expense) benefit										2,597

Income (loss) from continuing operations, net of income tax										$(2,336)		$(2,336)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the years ended December 31, 2011, 2010 and 2009. Operating revenues from U.S. operations were $44.7 billion, $43.7 billion and $41.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively, which represented 68%, 85% and 88%, respectively, of consolidated operating revenues.

23.  Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $64 million, $11 million and $19 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The carrying value of real estate related to discontinued operations was $1 million and $184 million at December 31, 2011 and 2010, respectively.

Operations

MetLife Taiwan

During the first quarter of 2011, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Taiwan, to a third party, and the sale occurred in November 2011. See Note 2. The following tables present the amounts related to the operations and financial position of MetLife Taiwan that have been reflected as discontinued operations in the consolidated statements of operations and as assets and liabilities held-for-sale in the consolidated balance sheet:

	Years ended December 31,
	2011	2010	2009
	(In millions)
Total revenues	$379	$440	$386
Total expenses	363	406	373

Income (loss) before provision for income tax	16	34	13
Provision for income tax expense (benefit)	(4)	12	4

Income (loss) from operations of discontinued operations, net of income tax	20	22	9
Gain (loss) on disposal, net of income tax	(64)	—	—

Income (loss) from discontinued operations, net of income tax	$(44)	$22	$9

December 31, 2010
(In millions)
Total assets held-for-sale	$3,331
Total liabilities held-for-sale	$3,043
Major classes of assets and liabilities included above:
Total investments	$2,726
Total future policy benefits	$2,461

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Texas Life Insurance Company

During the fourth quarter of 2008, MetLife, Inc. entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life, to a third-party and the sale occurred in March 2009. See Note 2. The following table presents the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of operations:

Year Ended December 31, 2009
(In millions)
Total revenues	$25
Total expenses	19

Income before provision for income tax	6
Provision for income tax expense	2

Income from operations of discontinued operations, net of income tax	4
Gain on disposal, net of income tax	28

Income (loss) from discontinued operations, net of income tax	$32

24.  Subsequent Events

Dividends

On February 17, 2012, MetLife, Inc. announced dividends of $0.2527777 per share, for a total of $6 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2012. Both dividends will be payable March 15, 2012 to shareholders of record as of February 29, 2012.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —

Other Than Investments in Related Parties

December 31, 2011

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
Foreign government securities	$49,840	$52,536	$52,536
U.S. Treasury and agency securities	34,132	40,012	40,012
Public utilities	11,959	13,590	13,590
State and political subdivision securities	11,975	13,235	13,235
All other corporate bonds	145,342	153,587	153,587

Total bonds	253,248	272,960	272,960
Mortgage-backed and asset-backed securities	73,675	74,685	74,685
Redeemable preferred stock	2,888	2,626	2,626
Other fixed maturity securities	—	—	—

Total fixed maturity securities	329,811	350,271	350,271

Trading and other securities	19,632	18,268	18,268

Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,120	2,105	2,105
Banks, trust and insurance companies	99	100	100
Public utilities	—	—	—
Non-redeemable preferred stock	989	818	818

Total equity securities	3,208	3,023	3,023

Mortgage loans:
Held-for-investment	56,915		56,915
Held-for-sale	15,178		15,178

Mortgage loans, net	72,093		72,093

Policy loans	11,892		11,892
Real estate and real estate joint ventures	8,299		8,299
Real estate acquired in satisfaction of debt	264		264
Other limited partnership interests	6,378		6,378
Short-term investments	17,310		17,310
Other invested assets	23,628		23,628

Total investments	$492,515		$511,426

(1)

The Company’s trading and other securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information

(Parent Company Only)

December 31, 2011 and 2010

(In millions, except share and per share data)

	2011	2010
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,350 and $2,691, respectively)	$4,419	$2,740
Equity securities available-for-sale, at estimated fair value (cost: $17 and $18, respectively)	13	15
Short-term investments, principally at estimated fair value	667	33
Other invested assets, at estimated fair value	275	114

Total investments	5,374	2,902
Cash and cash equivalents	309	624
Accrued investment income	44	42
Investment in subsidiaries	76,559	65,832
Loans to subsidiaries	—	1,275
Receivables from subsidiaries	165	73
Other assets	1,201	1,320

Total assets	$83,652	$72,068

Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under securities loaned and other transactions	$1,180	$660
Long-term debt — unaffiliated	15,666	16,258
Long-term debt — affiliated	500	665
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Other liabilities	1,964	1,315

Total liabilities	23,855	23,443

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized:
Preferred stock, 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Convertible preferred stock, 0 and 6,857,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,061,150,915 and 989,031,704 shares issued at December 31, 2011 and 2010, respectively; 1,057,957,028 and 985,837,817 shares outstanding at December 31, 2011 and 2010, respectively	11	10
Additional paid-in capital	26,782	26,423
Retained earnings	27,289	21,363
Treasury stock, at cost; 3,193,887 shares at December 31, 2011 and 2010	(172)	(172)
Accumulated other comprehensive income (loss)	5,886	1,000

Total stockholders’ equity	59,797	48,625

Total liabilities and stockholders’ equity	$83,652	$72,068

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Condensed Statements of Operations
Equity in earnings of subsidiaries	$7,537	$3,441	$(1,811)
Net investment income	121	144	153
Other income	155	144	155
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	—	(23)
Other net investment gains (losses)	(146)	31	(85)

Total net investment gains (losses)	(146)	31	(108)
Net derivative gains (losses)	82	(81)	199
Interest expense	(1,007)	(882)	(776)
Other expenses	(149)	(319)	(202)

Income (loss) before provision for income tax	6,593	2,478	(2,390)
Provision for income tax expense (benefit)	(388)	(312)	(144)

Net income (loss)	6,981	2,790	(2,246)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	146	—	—

Net income (loss) available to common shareholders	$6,713	$2,668	$(2,368)

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$6,981	$2,790	$(2,246)
Earnings of subsidiaries	(7,537)	(3,441)	1,811
Dividends from subsidiaries	2,578	916	515
Other, net	697	376	(458)

Net cash provided by (used in) operating activities	2,719	641	(378)

Cash flows from investing activities
Sales of fixed maturity securities	3,265	7,422	1,005
Purchases of fixed maturity securities	(4,787)	(6,542)	(3,002)
Sales of equity securities	1	5	—
Purchases of equity securities	—	—	(3)
Cash received in connection with freestanding derivatives	257	200	239
Cash paid in connection with freestanding derivatives	(276)	(450)	(496)
Sales of businesses	180	—	130
Disposal of subsidiary	—	—	(19)
Purchases of businesses	—	(7,196)	—
Expense paid on behalf of subsidiaries	(75)	(72)	(69)
Repayments of loans to subsidiaries	1,275	300	—
Investment in preferred stock of subsidiary	(250)	(50)	(75)
Returns of capital from subsidiaries	591	54	—
Capital contributions to subsidiaries	(1,439)	(374)	(876)
Net change in short-term investments	(620)	271	772
Other, net	(10)	(35)	186

Net cash used in investing activities	(1,888)	(6,467)	(2,208)

Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	520	233	84
Net change in change in short-term debt	—	—	(300)
Long-term debt issued	—	2,987	1,647
Long-term debt repaid	(750)	—	—
Cash received in connection with collateral financing arrangements	100	—	775
Cash paid in connection with collateral financing arrangements	(63)	—	(400)
Junior subordinated debt securities issued	—	—	500
Debt issuance costs	(1)	(14)	(30)
Stock options exercised	88	5	8
Common stock issued, net of issuance costs	2,950	3,576	—
Common stock issued to settle stock forward contracts	—	—	1,035
Redemption of convertible preferred stock	(2,805)	—	—
Preferred stock redemption premium	(146)	—	—
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(787)	(784)	(610)
Other, net	(130)	(110)	—

Net cash (used in) provided by financing activities	(1,146)	5,771	2,587

Change in cash and cash equivalents	(315)	(55)	1
Cash and cash equivalents, beginning of year	624	679	678

Cash and cash equivalents, end of year	$309	$624	$679

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$997	$808	$704

Income tax	$(659)	$(474)	$104

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

Non-cash transactions during the year:
Business acquisitions:
Assets acquired (1)	$—	$125,728	$—
Liabilities assumed (1)	—	(109,306)	—
Redeemable and non-redeemable noncontrolling interests assumed	—	(130)	—

Net assets acquired	—	16,292	—
Cash paid, excluding transaction costs of $0, $88 and $0, respectively	—	(7,196)	—
Other purchase price adjustments	—	98	—

Securities issued	$—	$9,194	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$—	$—	$32

Long-term debt issued	$—	$—	$1,035

Junior subordinated debt securities redeemed	$—	$—	$1,067

Issuance of collateral financing arrangements	$—	$—	$105

Dividends from subsidiaries	$170	$874	$—

Returns of capital from subsidiaries	$47	$—	$—

Capital contributions to subsidiaries	$316	$—	$105

Allocation of interest expense to subsidiary	$29	$30	$44

Allocation of interest income to subsidiary	$68	$46	$56

Issuance of loan to subsidiary via transfer of fixed maturity securities	$—	$—	$300

(1)	The 2010 amounts include measurement period adjustments described in Note 2 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information

(Parent Company Only)

1.  Basis of Presentation

The condensed financial information of MetLife, Inc. (the “Parent Company”) should be read in conjunction with the consolidated financial statements of MetLife, Inc. and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for MetLife, Inc. Investments in subsidiaries are accounted for using the equity method of accounting.

The preparation of these condensed unconsolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.  Acquisition

On November 1, 2010, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) (collectively, “ALICO”). For further information on the $16.4 billion purchase price including cash, common stock, convertible preferred stock and common equity units, as well as on the capital raised in anticipation of the acquisition, see Notes 2, 11, 14 and 18 of the Notes to the Consolidated Financial Statements.

3.  Loans to Subsidiaries

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	December 31,
			2011	2010
			(In millions)
Metropolitan Life Insurance Company	Six-month LIBOR + 1.80%	December 31, 2011	$—	$775
Metropolitan Life Insurance Company	7.13%	December 15, 2032	—	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	—	100

Total			$—	$1,275

On December 15, 2011, Metropolitan Life Insurance Company (“MLIC”) repaid in cash the $400 million and $100 million capital notes issued to MetLife, Inc. in December 2002.

In September and November 2011, American Life issued notes to MetLife, Inc. for $100 million and $270 million, respectively. American Life repaid both notes during the fourth quarter of 2011.

In December 2009, the $700 million surplus note issued to MetLife, Inc. by MLIC was renewed and increased to $775 million, extending the maturity to December 31, 2011 with an interest rate of six-month LIBOR + 1.80%. In April 2011, MLIC repaid in cash the $775 million surplus note. The early redemption was approved by the New York Superintendent of Insurance.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

In December 2009, MLIC issued a surplus note to MetLife, Inc. for $300 million maturing in 2011 with an interest rate of six-month LIBOR + 1.80%. MLIC received securities in exchange for the surplus note. On December 29, 2010, MLIC repaid the $300 million surplus note to MetLife, Inc. in cash.

Interest income earned on loans to subsidiaries of $40 million, $63 million and $50 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in net investment income.

Payments of interest and principal on surplus notes, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

4.  Long-term and Short-term Debt

Long-term Debt

Long-term debt outstanding was as follows:

	Interest Rates			December 31,
	Range	Weighted Average	Maturity	2011	2010
				(In millions)
Senior notes — unaffiliated	0.57%-7.72%	4.84%	2012-2045	$15,666	$16,258
Senior notes — affiliated (1)	5.00%-6.82%	5.48%	2011	—	165
Other affiliated debt	0.95%-1.07%	1.01%	2015-2016	500	500

Total				$16,166	$16,923

(1)	Represents $165 million of affiliated senior notes associated with bonds held by ALICO at December 31, 2010. Such bonds were sold to a third party in the second quarter of 2011.

The aggregate maturities of long-term debt at December 31, 2011 for the next five years and thereafter are $797 million in 2012, $749 million in 2013, $1.4 billion in 2014, $1.3 billion in 2015, $1.5 billion in 2016 and $10.5 billion thereafter.

Short-term Debt

There was no short-term debt outstanding at both December 31, 2011 and 2010. During the year ended December 31, 2009, the weighted average interest rate on short-term debt was 1.25%. During the year ended December 31, 2009, the average daily balance on short-term debt was $5 million, and the average days outstanding was six days. There was no short-term debt activity in 2011 and 2010.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

Interest Expense

Interest expense was comprised of the following:

	December 31,
	2011	2010	2009
	(In millions)
Long-term debt — unaffiliated	$806	$689	$589
Long-term debt — affiliated	16	15	16
Collateral financing arrangements	43	44	59
Junior subordinated debt securities	134	134	112
Stock purchase contracts	8	—	—

Total	$1,007	$882	$776

5.  Support Agreements

MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In June 2011, MetLife, Inc. guaranteed the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan branch.

Prior to the sale in April 2011 of its 50% interest in MSI MetLife to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter Reassurance Company, Ltd. (“Exeter”), under a reinsurance agreement with MSI MetLife, under which Exeter reinsures variable annuity business written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife as described in Note 2 of the Notes to the Consolidated Financial Statements.

In March 2011, MetLife, Inc. guaranteed the obligations of its subsidiary, Missouri Reinsurance (Barbados) Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

In November 2010, MetLife, Inc. guaranteed the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

In January 2010, MetLife, Inc. guaranteed the obligations of MoRe, under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities that it assumed from MLIC.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

In December 2009, MetLife, Inc., in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the third protected cell of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. See Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level RBC, as defined in state insurance statutes. See Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. See Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors Insurance Company and First MetLife Investors Insurance Company. Under these agreements, as subsequently amended, MetLife, Inc. agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.

MetLife, Inc. also guarantees the obligations of a number of its subsidiaries under credit facilities with third-party banks. See Note 11 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information

December 31, 2011, 2010 and 2009

(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Revenue (1)
2011
U.S. Business:
Insurance Products	$8,609	$83,309	$30,196	$659	$872
Retirement Products	5,489	10,616	48,689	—	123
Corporate Benefit Funding	104	44,652	56,308	—	49
Auto & Home	194	3,145	—	—	—

Total U.S. Business	14,396	141,722	135,193	659	1,044
International:
Japan	8,498	31,871	58,195	—	200
Other International Regions	5,075	22,592	24,278	115	1,072

Total International	13,573	54,463	82,473	115	1,272
Corporate & Other	2	6,585	34	—	—

Total	$27,971	$202,770	$217,700	$774	$2,316

2010
U.S. Business:
Insurance Products	$9,080	$79,643	$29,407	$722	$988
Retirement Products	5,800	8,975	46,517	—	103
Corporate Benefit Funding	75	39,371	57,773	—	53
Auto & Home	190	3,207	—	—	—

Total U.S. Business	15,145	131,196	133,697	722	1,144
International:
Japan	6,988	28,394	53,161	—	12
Other International Regions	4,956	21,727	23,857	108	932

Total International	11,944	50,121	77,018	108	944
Corporate & Other	3	6,221	42	—	—

Total	$27,092	$187,538	$210,757	$830	$2,088

2009
U.S. Business:
Insurance Products	$10,103	$76,948	$28,118	$761	$1,123
Retirement Products	6,024	8,348	46,855	—	79
Corporate Benefit Funding	74	37,574	55,522	—	62
Auto & Home	181	3,156	—	—	—

Total U.S. Business	16,382	126,026	130,495	761	1,264
International:
Japan	—	—	—	—	—
Other International Regions	2,697	10,353	7,970	—	776

Total International	2,697	10,353	7,970	—	776
Corporate & Other	4	5,832	50	—	—

Total	$19,083	$142,211	$138,515	$761	$2,040

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information

December 31, 2011, 2010 and 2009

(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses (1)	Other Operating Expenses (1) (2)	Premiums Written (Excluding Life)
2011
U.S. Business:
Insurance Products	$19,227	$5,883	$18,318	$812	$4,665	$5,818
Retirement Products	3,860	3,017	3,642	1,658	1,533	—
Corporate Benefit Funding	2,649	5,326	5,969	17	468	—
Auto & Home	3,000	205	2,375	448	339	3,044

Total U.S. Business	28,736	14,431	30,304	2,935	7,005	8,862
International:
Japan	7,149	1,660	5,149	1,331	514	4,203
Other International Regions	8,272	1,946	5,599	1,124	2,653	1,757

Total International	15,421	3,606	10,748	2,455	3,167	5,960
Corporate & Other	10	1,569	8	1	3,613	—

Total	$44,167	$19,606	$41,060	$5,391	$13,785	$14,822

2010
U.S. Business:
Insurance Products	$19,448	$5,917	$18,568	$1,056	$4,714	$5,899
Retirement Products	3,109	3,146	3,491	759	1,372	—
Corporate Benefit Funding	2,164	5,144	5,539	16	444	—
Auto & Home	2,923	209	2,021	439	321	2,970

Total U.S. Business	27,644	14,416	29,619	2,270	6,851	8,869
International:
Japan	554	261	543	82	39	344
Other International Regions	4,890	1,394	3,956	490	1,471	785

Total International	5,444	1,655	4,499	572	1,510	1,129
Corporate & Other	11	1,440	(14)	1	3,045	—

Total	$33,099	$17,511	$34,104	$2,843	$11,406	$9,998

2009
U.S. Business:
Insurance Products	$19,422	$5,533	$18,431	$753	$4,981	$5,936
Retirement Products	2,632	2,878	3,638	(315)	1,367	—
Corporate Benefit Funding	2,440	4,711	5,942	15	443	—
Auto & Home	2,902	180	1,930	436	331	2,898

Total U.S. Business	27,396	13,302	29,941	889	7,122	8,834
International:
Japan	—	—	—	—	—	—
Other International Regions	3,939	942	2,903	397	1,195	590

Total International	3,939	942	2,903	397	1,195	590
Corporate & Other	19	497	4	3	2,564	—

Total	$31,354	$14,741	$32,848	$1,289	$10,881	$9,424

(1)	For 2010, certain amounts have been reclassified to conform with the 2011 presentation.

(2)	Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife, Inc.

Schedule IV

Consolidated Reinsurance

December 31, 2011, 2010 and 2009

(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2011
Life insurance in-force	$4,263,421	$754,781	$604,555	$4,113,195	14.7%

Insurance premium
Life insurance	$21,930	$1,670	$1,198	$21,458	5.6%
Accident and health	12,186	568	275	11,893	2.3%
Property and casualty insurance	3,069	70	11	3,010	0.4%

Total insurance premium	$37,185	$2,308	$1,484	$36,361	4.1%

2010
Life insurance in-force	$4,199,755	$742,194	$628,879	$4,086,440	15.4%

Insurance premium
Life insurance	$17,300	$1,469	$1,183	$17,014	7.0%
Accident and health	7,298	364	189	7,123	2.7%
Property and casualty insurance	2,998	69	5	2,934	0.2%

Total insurance premium	$27,596	$1,902	$1,377	$27,071	5.1%

2009
Life insurance in-force	$3,792,074	$713,992	$740,196	$3,818,278	19.4%

Insurance premium
Life insurance	$17,342	$1,813	$1,223	$16,752	7.3%
Accident and health	6,842	429	79	6,492	1.2%
Property and casualty insurance	2,981	79	11	2,913	0.4%

Total insurance premium	$27,165	$2,321	$1,313	$26,157	5.0%

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2011 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2011. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page 204.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Information about the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2012, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2011 (the “2012 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of MetLife, Inc.’s Board of Directors, including the Chief Executive Officer, and the Employee Code of Business Conduct and Ethics (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at http://www.metlife.com/about/corporate-profile/corporate-governance/corporate-conduct/index.html. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on the Company’s website at the address given above.

Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested in 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of MetLife, Inc.’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2012 Proxy Statement. The following table provides information, at December 31, 2011, regarding the securities authorized for issuance under MetLife, Inc.’s equity compensation plans:

Equity Compensation Plan Information at December 31, 2011

	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (2)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	51,129,763	$40.22	33,581,090
Equity compensation plans not approved by security holders	None	—	None
Total	51,129,763	$40.22	33,581,090

(1)

Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”) each of which was approved by Metropolitan Life Insurance Company (“MLIC”), the sole shareholder of MetLife, Inc. at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan of Reorganization”) approved the Plan of Reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares of common stock of MetLife, Inc. (“Shares”) available for issuance under each plan. Also includes the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) and the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), which were approved by MetLife, Inc. security holders.

(2)

As of December 31, 2011, awards of Stock Options remained outstanding under the 2000 Stock Plan and 2000 Directors Stock Plan, and awards of Stock Options, Performance Shares, and Restricted Stock Units (each as defined in the 2005 Stock Plan) remained outstanding under the 2005 Stock Plan. In addition, as of December 31, 2011, a number of Shares that had vested and become payable from any awards under any plan, but had been deferred, remained deferred and unpaid (“Deferred Shares”).

Under the award agreements that apply to the Performance Share awards made under the 2005 Stock Plan as of December 31, 2011, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of Performance Shares by a performance factor (from 0% to 200%) based on the performance of MetLife, Inc. with respect to: (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Fortune 500® companies in the Standard & Poor’s Insurance Index, with such exceptions as MetLife, Inc. Compensation Committee has determined, with regard to the performance period. With respect to Performance Share awards made in 2009, no Performance Shares will be payable unless MetLife, Inc. generates positive net income available to common shareholders for either the third year of the performance period or for the performance period as a whole. With respect to Performance Share awards made in 2010 and 2011, no Performance Shares will be payable unless MetLife, Inc. generates positive income from continuing operations before provision for income tax, excluding net investment gains (losses) (as defined in the applicable award agreements) for the performance period or the third calendar year of the performance period, or generates positive proportionate total shareholder return for the performance period or the third calendar year of the performance period. In addition, the performance factor for awards made in 2009, 2010, or 2011 will be multiplied by 0.75 if MetLife, Inc.’s total shareholder return with regard to the performance period is zero percent or less.

Under the award agreements that apply to the Restricted Stock Unit awards made under the 2005 Stock Plan as of December 31, 2011, Shares equal to the number of Restricted Stock Units awarded are normally payable to eligible award recipients on the third or later anniversary of the date the Restricted Stock Units were granted.

(3)

Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2011, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)

The aggregate number of Shares available for issuance under the 2005 Stock Plan is 68,000,000. In addition, 6,099,881 Shares that were available but had not been utilized under the 2000 Stock Plan became available for issuance under the 2005 Stock Plan at the time the 2005 Stock Plan became effective. At December 31, 2011, 7,107,463 additional Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan, or that, under the Plan of Reorganization, would otherwise have reduced the number of Shares available for issuance under the 2000 Stock Plan, from the time the 2005 Stock Plan became effective to December 31, 2011, were also available for issuance under the 2005 Stock Plan. The aggregate number of Shares available for issuance under the 2005 Directors Stock Plan is 2,000,000.

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

As of December 31, 2011, all Stock-Based awards made under the 2005 Directors Stock Plan have been immediately vested. Share awards to Directors under the 2000 Directors Stock Plan were made under a separate Share award authorization under that plan, and have not reduced the number of Shares remaining available for issuance under any plan as of December 31, 2011.

Under the 2005 Stock Plan, awards may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of MetLife, Inc.) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of MetLife, Inc., combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of MetLife, Inc., or any similar corporate event or transaction, the appropriate committee of the Board of Directors of MetLife, Inc. (each, a “Committee”), in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall in its sole discretion substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate Committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to MetLife, Inc. (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Composition and Independence of the Board of Directors” in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2012 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 203.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 203.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2012

METLIFE, INC.

By	/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 28, 2012

/s/ Eduardo Castro-Wright Eduardo Castro-Wright	Director	February 28, 2012

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 28, 2012

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 28, 2012

/s/ John M. Keane John M. Keane	Director	February 28, 2012

/s/ Alfred F. Kelly, Jr. Alfred F. Kelly, Jr.	Director	February 28, 2012

/s/ James M. Kilts James M. Kilts	Director	February 28, 2012

/s/ Catherine R. Kinney Catherine R. Kinney	Director	February 28, 2012

/s/ Hugh B. Price Hugh B. Price	Director	February 28, 2012

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 28, 2012

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 28, 2012

/s/ Lulu C. Wang Lulu C. Wang	Director	February 28, 2012

/s/ Steven A. Kandarian Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ Eric T. Steigerwalt Eric T. Steigerwalt	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description

2.1	Plan of Reorganization. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”)).

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000. (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).

2.3

Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005. (Incorporated by reference to Exhibit 2.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”)).

2.4

Stock Purchase Agreement, dated as of March 7, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and American International Group, Inc. (“AIG”) (the “Stock Purchase Agreement”). (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 11, 2010 (the “March 11, 2010 Form 8-K”)).

2.5

Amendment, dated October 28, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 2, 2010 (the “November 2, 2010 Form 8-K”)).

2.6

Amendment, dated October 29, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.2 to the November 2, 2010 Form 8-K).

3.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.

3.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.

3.4	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005.

3.5

Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on October 27, 2010.

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.

3.7	Amended and Restated By-Laws of MetLife, Inc., effective June 20, 2011. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2011).

4.1(a)

Indenture, dated as of November 9, 2001, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to Senior Debt Securities.

4.1(b)

Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939. (Incorporated by reference to Exhibit 4.1(a), except for the name of the trustee).

4.2

Third Supplemental Indenture, dated as of December 10, 2002, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 5.375% Senior Notes due December 15, 2012. (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”)).

4.3

Fourth Supplemental Indenture, dated as of December 10, 2002, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to the 6.50% Senior Notes due December 15, 2032. (Incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).

4.4

Fifth Supplemental Indenture, dated as of November 21, 2003, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.875% Senior Notes due November 21, 2033. (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”)).

4.5

Sixth Supplemental Indenture, dated as of November 24, 2003, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.00% Senior Notes due November 24, 2013. (Incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).

4.6

Seventh Supplemental Indenture, dated as of June 3, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.50% Senior Notes due June 15, 2014. (Incorporated by reference to Exhibit 4.7 to the 2009 Annual Report).

4.7

Eighth Supplemental Indenture, dated as of June 3, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 6.375% Senior Notes due June 15, 2034. (Incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).

4.8

Ninth Supplemental Indenture, dated as of July 23, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.50% Senior Notes due June 15, 2014. (Incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).

4.9

Tenth Supplemental Indenture, dated as of July 23, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 6.375% Senior Notes due June 15, 2034. (Incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).

4.10

Eleventh Supplemental Indenture, dated as of December 9, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.375% Senior Notes due December 9, 2024. (Incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).

4.11

Twelfth Supplemental Indenture, dated as of June 23, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.00% Senior Notes due June 15, 2015. (Incorporated by reference to Exhibit 4.12 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”)).

4.12

Thirteenth Supplemental Indenture, dated as of June 23, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.70% Senior Notes due June 15, 2035. (Incorporated by reference to Exhibit 4.13 to the 2010 Annual Report).

4.13

Fourteenth Supplemental Indenture, dated as of June 29, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.25% Senior Notes due June 29, 2020. (Incorporated by reference to Exhibit 4.14 to the 2010 Annual Report).

4.14

Fifteenth Supplemental Indenture, dated as of May 29, 2009, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.75% Senior Notes due June 1, 2016. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009 (the “May 29, 2009 Form 8-K”)).

4.15

Sixteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.375% Senior Notes due February 6, 2014. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 6, 2010 (the “August 6, 2010 Form 8-K”)).

4.16

Seventeenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.750% Senior Notes due February 8, 2021. (Incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).

4.17

Eighteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.875% Senior Notes due February 6, 2041. (Incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).

4.18

Nineteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Floating Rate Senior Notes due August 6, 2013. (Incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).

4.19

Twentieth Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series C Senior Debentures due June 15 , 2023. (Incorporated by reference to Exhibit 4.5 to the November 2, 2010 Form 8-K).

4.20

Twenty-First Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series D Senior Debentures due June 15, 2024. (Incorporated by reference to Exhibit 4.6 to the November 2, 2010 Form 8-K).

4.21

Twenty-Second Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series E Senior Debentures due June 15, 2045. (Incorporated by reference to Exhibit 4.7 to the November 2, 2010 Form 8-K).

4.22	Form of 5.375% Senior Note due December 15, 2012. (Included in Exhibit 4.2 incorporated by reference to Exhibit 4.3 to the 2007 Annual Report).

4.23	Form of 6.50% Senior Note due December 15, 2032. (Included in Exhibit 4.3 incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).

4.24	Form of 5.875% Senior Note due November 21, 2033. (Included in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to the 2008 Annual Report).

4.25	Form of 5.00% Senior Note due November 24, 2013. (Included in Exhibit 4.5 incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).

4.26	Form of 5.50% Senior Note due June 15, 2014. (Included in Exhibit 4.6 incorporated by reference to Exhibit 4.7 to the 2009 Annual Report).

4.27	Form of 6.375% Senior Note due June 15, 2034. (Included in Exhibit 4.7 incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).

4.28	Form of 5.50% Senior Note due June 15, 2014. (Included in Exhibit 4.8 incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).

4.29	Form of 6.375% Senior Note due June 15, 2034. (Included in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).

4.30	Form of 5.375% Senior Note due December 9, 2024. (Included in Exhibit 4.10 incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).

4.31	Form of 5.00% Senior Note due June 15, 2015. (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.12 to the 2010 Annual Report).

4.32	Form of 5.70% Senior Note due June 15, 2035. (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.13 to the 2010 Annual Report).

4.33	Form of 5.25% Senior Note due June 29, 2020. (Included in Exhibit 4.13 incorporated by reference to Exhibit 4.14 to the 2010 Annual Report).

4.34	Form of 6.75% Senior Note due June 1, 2016. (Included in Exhibit 4.14 incorporated by reference to Exhibit 4.1 to the May 29, 2009 Form 8-K).

4.35	Form of 2.375% Senior Note due February 6, 2014. (Included in Exhibit 4.15 incorporated by reference to Exhibit 4.1 to the August 6, 2010 Form 8-K).

4.36	Form of 4.750% Senior Note due February 8, 2021. (Included in Exhibit 4.16 incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).

4.37	Form of 5.875% Senior Note due February 6, 2041. (Included in Exhibit 4.17 incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).

4.38	Form of Floating Rate Senior Note due August 6, 2013. (Included in Exhibit 4.18 incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).

4.39	Form of Series C Senior Debenture due June 15, 2023. (Included in Exhibit 4.19 incorporated by reference to Exhibit 4.5 to the November 2, 2010 Form 8-K).

4.40	Form of Series D Senior Debenture due June 15, 2024. (Included in Exhibit 4.20 incorporated by reference to Exhibit 4.6 to the November 2, 2010 Form 8-K).

4.41	Form of Series E Senior Debenture due June 15, 2045. (Included in Exhibit 4.21 incorporated by reference to Exhibit 4.7 to the November 2, 2010 Form 8-K).

4.42(a)

Indenture, dated as of June 21, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to Subordinated Debt Securities (the “Subordinated Indenture”). (Incorporated by reference to Exhibit 4.41(a) to the 2010 Annual Report).

4.42(b)

Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939. (Incorporated by reference to Exhibit 4.42(a), except for the name of the trustee).

4.43

First Supplemental Indenture, dated as of June 21, 2005, to the Subordinated Indenture (the “First Supplemental Indenture”) between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 4.82% Junior Subordinated Debt Securities, Series A, due February 15, 2039 (the “Series A Debentures”). (Incorporated by reference to Exhibit 4.42 to the 2010 Annual Report).

4.44

Second Supplemental Indenture, dated as of June 21, 2005, to the Subordinated Indenture (the “Second Supplemental Indenture”) between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 4.91% Junior Subordinated Debt Securities, Series B, due February 15, 2040 (the “Series B Debentures”). (Incorporated by reference to Exhibit 4.43 to the 2010 Annual Report).

4.45

Third Supplemental Indenture, dated as of December 21, 2006, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due December 15, 2066.

4.46

Sixth Supplemental Indenture, dated as of August 7, 2008, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the First Supplemental Indenture. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008).

4.47

Seventh Supplemental Indenture, dated as of February 6, 2009, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Second Supplemental Indenture. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).

4.48

Eighth Supplemental Indenture, dated as of July 8, 2009, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due August 1, 2069. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2009 (the “July 8, 2009 Form 8-K”)).

4.49	Form of Series A Debenture. (Included in Exhibit 4.43. Incorporated by reference to Exhibit 4.48 to the 2010 Annual Report).

4.50	Form of Series B Debenture. (Included in Exhibit 4.44. Incorporated by reference to Exhibit 4.49 to the 2010 Annual Report).

4.51	Form of 6.40% Fixed-to-Floating Rate Junior Subordinated Debenture due 2066. (Included in Exhibit 4.45).

4.52	Form of 6.817% Senior Debt Securities, Series A, due 2018. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008).

4.53	Form of 7.717% Senior Debt Securities, Series B, due 2019. (Incorporated by reference to Exhibit 4.1 to MetLife Inc.’s Current Report on Form 8-K dated February 18, 2009).

4.54	Form of 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due August 1, 2069. (Included in Exhibit 4.48 incorporated by reference to Exhibit 4.1 to the July 8, 2009 Form 8-K).

4.55

Certificate of Trust of MetLife Capital Trust V. (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s, MetLife Capital Trust V’s, MetLife Capital Trust VI’s, MetLife Capital Trust VII’s, MetLife Capital Trust VIII’s and MetLife Capital Trust IX’s Registration Statement on Form S-3 (Nos. 333-147180, 333-147180-01, 333-147180-02, 333-147180-03, 333-147180-04 and 333-147180-05) (the “2007 S-3 Registration Statement”)).

4.56	Certificate of Trust of MetLife Capital Trust VI. (Incorporated by reference to Exhibit 4.4 to the 2007 S-3 Registration Statement).

4.57	Certificate of Trust of MetLife Capital Trust VII. (Incorporated by reference to Exhibit 4.5 to the 2007 S-3 Registration Statement).

4.58	Certificate of Trust of MetLife Capital Trust VIII. (Incorporated by reference to Exhibit 4.6 to the 2007 S-3 Registration Statement).

4.59	Certificate of Trust of MetLife Capital Trust IX. (Incorporated by reference to Exhibit 4.7 to the 2007 S-3 Registration Statement).

4.60	Declaration of Trust of MetLife Capital Trust V. (Incorporated by reference to Exhibit 4.8 to the 2007 S-3 Registration Statement).

4.61	Declaration of Trust of MetLife Capital Trust VI. (Incorporated by reference to Exhibit 4.9 to the 2007 S-3 Registration Statement).

4.62	Declaration of Trust of MetLife Capital Trust VII. (Incorporated by reference to Exhibit 4.10 to the 2007 S-3 Registration Statement).

4.63	Declaration of Trust of MetLife Capital Trust VIII. (Incorporated by reference to Exhibit 4.11 to the 2007 S-3 Registration Statement).

4.64	Declaration of Trust of MetLife Capital Trust IX. (Incorporated by reference to Exhibit 4.12 to the 2007 S-3 Registration Statement).

4.65

Form of Amended and Restated Declaration of Trust (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX). (Incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).

4.66

Form of Trust Preferred Security Certificate (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX). (Included in Exhibit 4.65. Incorporated by reference to Exhibit 4.14 to the 2007 S-3 Registration Statement).

4.67

Form of Trust Preferred Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX). (Incorporated by reference to Exhibit 4.15 to the 2007 S-3 Registration Statement).

4.68

Form of Common Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX). (Incorporated by reference to Exhibit 4.16 to the 2007 S-3 Registration Statement).

4.69	Form of Certificate for Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.70

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (See Exhibit 3.2 above).

4.71	Form of Warrant Agreement. (Incorporated by reference to Exhibit 4.21 to the 2007 S-3 Registration Statement).**

4.72	Form of Deposit Agreement. (Incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement).**

4.73	Form of Depositary Receipt. (Included in Exhibit 4.72 incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement).**

4.74	Form of Purchase Contract Agreement. (Incorporated by reference to Exhibit 4.24 to the 2007 S-3 Registration Statement).**

4.75	Form of Pledge Agreement. (Incorporated by reference to Exhibit 4.25 to the 2007 S-3 Registration Statement).**

4.76	Form of Unit Agreement. (Incorporated by reference to Exhibit 4.26 to the 2007 S-3 Registration Statement).**

4.77	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.3 above).

4.78

Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).

4.79	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005. (See Exhibit 3.4 above).

4.80

Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).

4.81

Certificate of Designations of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on October 27, 2010. (See Exhibit 3.5 above).

4.82	Replacement Capital Covenant, dated as of December 21, 2006.

4.83	Replacement Capital Covenant, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 12, 2007).

4.84	Replacement Capital Covenant, dated as of April 8, 2008. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008).

4.85

Replacement Capital Covenant, dated as of December 30, 2008. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 30, 2008 (the “December 30, 2008 Form 8-K”)).

4.86	Replacement Capital Covenant, dated as of July 8, 2009. (Incorporated by reference to Exhibit 4.2 to the July 8, 2009 Form 8-K).

4.87

Stock Purchase Contract Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.2 to the November 2, 2010 Form 8-K).

4.88

Pledge Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent, Securities Intermediary and Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.4 to the November 2, 2010 Form 8-K).

4.89

Amended and Restated Indemnification Collateral Account Security and Control Agreement, dated as of March 8, 2011, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC), Deutsche Bank Trust Company Americas, as Securities Intermediary, Pledge Collateral Agent and Stock Purchase Contract Agent, and AIG. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.1	MetLife Executive Severance Plan (effective as of December 17, 2007). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007).*

10.2

MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 21, 2009 (the “December 21, 2009 Form 8-K”)).*

10.3

Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).*

10.4

Employment Agreement, effective as of April 30, 2010, by and between James L. Lipscomb and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

10.5

Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.6

Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Third Quarter 2011 10-Q”)).*

10.7	Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop. (Incorporated by reference to Exhibit 10.3 to the Third Quarter 2011 10-Q).*

10.8

Agreement between MetLife, Inc. and William J. Toppeta, which became final on December 20, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 23, 2011).*

10.9

Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 29, 2011).*

10.10	Letter, dated March 24, 2011, from MetLife, Inc. to Michel Khalaf.*

10.11	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*

10.12	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.13	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.13 to the 2007 Annual Report).*

10.14	Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the 2008 Annual Report).*

10.15	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.16	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.17 to the 2007 Annual Report).*

10.17	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. (Incorporated by reference to Exhibit 10.7 to the 2008 Annual Report).*

10.18	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”). (Incorporated by reference to Exhibit 10.12 to the 2009 Annual Report).*

10.19	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005. (Incorporated by reference to Exhibit 10.13 to the 2009 Annual Report).*

10.20

Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 2007 10-Q”)).*

10.21	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.1 to the First Quarter 2007 10-Q).*

10.22	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.3 to the December 21, 2009 Form 8-K).*

10.23	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.14 to the 2009 Annual Report).*

10.24	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.18 to the 2010 Annual Report).*

10.25	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.19 to the 2010 Annual Report).*

10.26	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.20 to the 2010 Annual Report).*

10.27	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.6 to the First Quarter 2007 10-Q).*

10.28	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.3 to the First Quarter 2007 10-Q).*

10.29

Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007 (the “December 13, 2007 Form 8-K”)).*

10.30	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.29 to the 2007 Annual Report).*

10.31	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.4 to the December 21, 2009 Form 8-K).*

10.32	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.31 to the 2010 Annual Report).*

10.33	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.34	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.35	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007).*

10.36	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.5 to the First Quarter 2007 10-Q).*

10.37	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.2 to the First Quarter 2007 10-Q).*

10.38	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.4 to the December 13, 2007 Form 8-K).*

10.39	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.3 to the December 13, 2007 Form 8-K).*

10.40

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009).*

10.41

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009).*

10.42	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.2 to the December 21, 2009 Form 8-K).*

10.43

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 22, 2010).*

10.44

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 17, 2010).*

10.45	Amended and Restated 2010-2011 Long Term Incentive Plan for Employees of ALICO, including 2010-2011 Alico LTI Performance Measures and Goals (effective November 1, 2010).*

10.46	MetLife International Performance Unit Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*

10.47	Form of Performance Unit Agreement under the MetLife International Performance Unit Incentive Plan (effective February 23, 2011).*

10.48	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*

10.49	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011).*

10.50	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.51

Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 3.2 to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.52

Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the 364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2011).

10.53

Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated October 15, 2010).

10.54	MetLife Annual Variable Incentive Plan (“AVIP”). (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report).*

10.55	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.56

Resolutions of the MetLife, Inc. Board of Directors (adopted February 18, 2010) regarding the selection of performance measures for 2010 awards under the AVIP. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).*

10.57

Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

10.58	Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2011) regarding the selection of performance measures for 2012 awards under the AVIP.*

10.59

Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.60	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.57 to the 2007 Annual Report).*

10.61

Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.46 to the 2009 Annual Report).*

10.62

Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

10.63	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.41 to the 2008 Annual Report).*

10.64

Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.65

Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.66	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*

10.67

MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). *

10.68

Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.63 to the 2007 Annual Report).*

10.69

Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.47 to the 2008 Annual Report).*

10.70

Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.54 to the 2009 Annual Report).*

10.71

Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.55 to the 2009 Annual Report).*

10.72

Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.73	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.48 to the 2008 Annual Report).*

10.74	Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007).*

10.75	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). *

10.76	Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007).*

10.77

MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.68 to the 2007 Annual Report).*

10.78

The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.53 to the 2008 Annual Report).*

10.79	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008).*

10.80	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). *

10.81	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*

10.82

MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 28, 2007).*

10.83

Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.58 to the 2008 Annual Report).*

10.84

Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.59 to the 2008 Annual Report).*

10.85

Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009).*

10.86

Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.5 to the December 21, 2009 Form 8-K).*

10.87

Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.88	Alico Overseas Pension Plan, dated January 2009.*

10.89	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*

10.90	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011.*

10.91

MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010 (the “MPTA”)). (Incorporated by reference to Exhibit 10.84 to the 2009 Annual Report).*

10.92	Amendment Number One to the MPTA, dated December 15, 2010. (Incorporated by reference to Exhibit 10.96 to the 2010 Annual Report).*

10.93	Amendment Number Two to the MPTA, dated December 7, 2011.*

10.94	Amendment Number Three to the MPTA, dated December 22, 2011.*

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates management contracts or compensatory plans or arrangements.
**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.