Form 10-Q
period 2012-03-31
METLIFE INC
filed 2012-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

At May 2, 2012, 1,062,029,784 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Note Regarding Reliance on Statements in Our Contracts

See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information

Item 1. Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $332,981 and $329,811, respectively; includes $3,296 and $3,225, respectively, relating to variable interest entities)	$354,451	$350,271
Equity securities available-for-sale, at estimated fair value (cost: $3,063 and $3,208, respectively)	3,043	3,023
Trading and other securities, at estimated fair value (includes $544 and $473, respectively, of actively traded securities; and $249 and $280, respectively, relating to variable interest entities)	19,026	18,268
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $446 and $481, respectively; includes $3,073 and $3,187, respectively, at estimated fair value, relating to variable interest entities)	56,641	56,915
Held-for-sale, principally at estimated fair value (includes $9,204 and $10,716, respectively, under the fair value option)	11,947	15,178

Mortgage loans, net	68,588	72,093
Policy loans	11,896	11,892
Real estate and real estate joint ventures (includes $10 and $15, respectively, relating to variable interest entities)	8,472	8,563
Other limited partnership interests (includes $242 and $259, respectively, relating to variable interest entities)	6,487	6,378
Short-term investments, principally at estimated fair value	11,801	17,310
Other invested assets, principally at estimated fair value (includes $98 and $98, respectively, relating to variable interest entities)	20,172	23,581

Total investments	503,936	511,379
Cash and cash equivalents, principally at estimated fair value (includes $120 and $176, respectively, relating to variable interest entities)	18,667	10,461
Accrued investment income (includes $15 and $16, respectively, relating to variable interest entities)	4,612	4,344
Premiums, reinsurance and other receivables (includes $3 and $12, respectively, relating to variable interest entities)	23,759	22,481
Deferred policy acquisition costs and value of business acquired	25,105	24,619
Goodwill	11,903	11,935
Other assets (includes $5 and $5, respectively, relating to variable interest entities)	9,647	7,984
Separate account assets	221,975	203,023

Total assets	$819,604	$796,226

Liabilities and Equity
Liabilities
Future policy benefits	$184,141	$184,275
Policyholder account balances	220,813	217,700
Other policy-related balances	16,029	15,599
Policyholder dividends payable	761	774
Policyholder dividend obligation	2,700	2,919
Payables for collateral under securities loaned and other transactions	32,496	33,716
Bank deposits	10,478	10,507
Short-term debt	101	686
Long-term debt (includes $2,916 and $3,068, respectively, at estimated fair value, relating to variable interest entities)	23,389	23,692
Collateral financing arrangements	4,647	4,647
Junior subordinated debt securities	3,192	3,192
Current income tax payable	239	193
Deferred income tax liability	6,375	6,395
Other liabilities (includes $52 and $60, respectively, relating to variable interest entities; and $8,252 and $7,626, respectively, under the fair value option)	33,144	30,914
Separate account liabilities	221,975	203,023

Total liabilities	760,480	738,232

Contingencies, Commitments and Guarantees (Note 10)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	114	105

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,064,057,907 and 1,061,150,915 shares issued at March 31, 2012 and December 31, 2011, respectively; 1,060,864,020 and 1,057,957,028 shares outstanding at March 31, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	26,920	26,782
Retained earnings	24,640	24,814
Treasury stock, at cost; 3,193,887 shares at March 31, 2012 and December 31, 2011	(172)	(172)
Accumulated other comprehensive income (loss)	7,266	6,083

Total MetLife, Inc.’s stockholders’ equity	58,666	57,519
Noncontrolling interests	344	370

Total equity	59,010	57,889

Total liabilities and equity	$819,604	$796,226

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Premiums	$9,129	$8,554
Universal life and investment-type product policy fees	2,078	1,889
Net investment income	6,200	5,313
Other revenues	597	566
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(135)	(132)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	2	9
Other net investment gains (losses)	23	24

Total net investment gains (losses)	(110)	(99)
Net derivative gains (losses)	(1,978)	(315)

Total revenues	15,916	15,908

Expenses
Policyholder benefits and claims	9,104	8,237
Interest credited to policyholder account balances	2,557	1,924
Policyholder dividends	343	372
Other expenses	4,321	4,090

Total expenses	16,325	14,623

Income (loss) from continuing operations before provision for income tax	(409)	1,285
Provision for income tax expense (benefit)	(275)	361

Income (loss) from continuing operations, net of income tax	(134)	924
Income (loss) from discontinued operations, net of income tax	14	(40)

Net income (loss)	(120)	884
Less: Net income (loss) attributable to noncontrolling interests	24	7

Net income (loss) attributable to MetLife, Inc	(144)	877
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$701

Comprehensive income (loss)	$1,054	$974
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	15	(2)

Comprehensive income (loss) attributable to MetLife, Inc	$1,039	$976

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.17)	$0.70

Diluted	$(0.17)	$0.70

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.16)	$0.66

Diluted	$(0.16)	$0.66

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2012 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			138							138		138
Dividends on preferred stock				(30)						(30)		(30)
Change in equity of noncontrolling interests											(41)	(41)
Net income (loss)				(144)						(144)	8	(136)
Other comprehensive income (loss), net of income tax						814	31	313	25	1,183	7	1,190

Balance at March 31, 2012	$1	$11	$26,920	$24,640	$(172)	$9,929	$(410)	$(335)	$(1,918)	$58,666	$344	$59,010

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $16 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity — (Continued)

For the Three Months Ended March 31, 2011 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(1,917)		132		13		(1,772)	(6)	(1,778)

Balance at January 1, 2011	1	10	26,423	19,446	(172)	3,488	(366)	(528)	(1,449)	46,853	365	47,218
Redemption of convertible preferred stock			(2,805)							(2,805)		(2,805)
Preferred stock redemption premium				(146)						(146)		(146)
Common stock issuance — newly issued shares		1	2,949							2,950		2,950
Stock-based compensation			101							101		101
Dividends on preferred stock				(30)						(30)		(30)
Change in equity of noncontrolling interests											36	36
Net income (loss)				877						877	(3)	874
Other comprehensive income (loss), net of income tax						(360)	27	413	19	99	1	100

Balance at March 31, 2011	$1	$11	$26,668	$20,147	$(172)	$3,128	$(339)	$(115)	$(1,430)	$47,899	$399	$48,298

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $10 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$5,758	$3,499

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	25,815	25,149
Equity securities	166	473
Mortgage loans	2,160	2,411
Real estate and real estate joint ventures	251	106
Other limited partnership interests	188	320
Purchases of:
Fixed maturity securities	(27,657)	(32,954)
Equity securities	(108)	(271)
Mortgage loans	(1,802)	(2,678)
Real estate and real estate joint ventures	(117)	(159)
Other limited partnership interests	(278)	(211)
Cash received in connection with freestanding derivatives	417	1,070
Cash paid in connection with freestanding derivatives	(1,566)	(1,916)
Net change in securitized reverse residential mortgage loans	(561)	—
Net change in policy loans	(53)	(87)
Net change in short-term investments	5,522	774
Net change in other invested assets	(170)	(66)
Other, net	(40)	(53)

Net cash provided by (used in) investing activities	2,167	(8,092)

Cash flows from financing activities
Policyholder account balances:
Deposits	25,069	25,042
Withdrawals	(23,247)	(23,363)
Net change in payables for collateral under securities loaned and other transactions	(1,220)	1,353
Net change in bank deposits	(50)	(1,027)
Net change in short-term debt	(585)	266
Long-term debt issued	—	280
Long-term debt repaid	(349)	(249)
Net change in liability for securitized reverse residential mortgage loans	561	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	75	47
Redemption of convertible preferred stock	—	(2,805)
Preferred stock redemption premium	—	(146)
Dividends on preferred stock	(30)	(30)
Other, net	16	(56)

Net cash provided by financing activities	240	2,262

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	41	93

Change in cash and cash equivalents	8,206	(2,238)
Cash and cash equivalents, beginning of period	10,461	13,046

Cash and cash equivalents, end of period	$18,667	$10,808

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$89

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$116

Cash and cash equivalents, from continuing operations, beginning of period	$10,461	$12,957

Cash and cash equivalents, from continuing operations, end of period	$18,667	$10,692

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$266	$333

Income tax	$83	$415

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$123	$—

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1.  Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia, Europe, the Middle East and Africa. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, property & casualty insurance, and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

MetLife is organized into six segments: Retail Products; Group, Voluntary and Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). See Note 15 for further information on the reorganization of the Company’s segments in the first quarter of 2012, which was applied retrospectively.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of February 29, 2012 and the operating results of such subsidiaries for the three months ended February 29, 2012 and February 28, 2011.

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

The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 9. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has a significant influence or more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor ownership interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2012 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of an adoption in the first quarter of 2012, which was retrospectively applied.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2012, its consolidated results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, its consolidated statements of equity for the three months ended March 31, 2012 and 2011, and its consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

Summary of Significant Accounting Policies and Critical Accounting Estimates

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the Summary of Significant Accounting Policies and Critical Accounting Estimates. Described below are the significant changes to such policies based on the adoption of new guidance.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are deferred as deferred policy acquisition costs (“DAC”). Such costs include: (1) incremental direct costs of contract acquisition, such as commissions, (2) the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed, (3) other direct costs essential to contract acquisition that would not have been incurred had a policy not been acquired or renewed, and (4) in limited circumstances, the costs of direct-response advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and that results in probable future benefits. All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.

The Company’s policies relating to the establishment of value of business acquired (“VOBA”), amortization of DAC and VOBA, review of estimated gross margin and profit projections, and internal replacements are described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance regarding comprehensive income that defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income. The amendments in this guidance are being made to allow the Financial Accounting Standards Board (“FASB”) time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in the new comprehensive income standard are not affected by this guidance, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements on an annual basis.

Effective January 1, 2012, the Company adopted new guidance regarding comprehensive income that provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in two separate but consecutive statements in annual financial statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income.

Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements. See also expanded disclosures in Note 5.

Effective January 1, 2012, the Company adopted new guidance regarding effective control in repurchase agreements. The guidance removes from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance regarding accounting for DAC. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated balance sheet:

	December 31, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Assets
Other invested assets, principally at estimated fair value	$23,628	$(47)	$23,581
Deferred policy acquisition costs and value of business acquired (1)	$27,971	$(3,352)	$24,619
Liabilities
Future policy benefits	$184,252	$23	$184,275
Deferred income tax liability	$7,535	$(1,140)	$6,395
Equity
Retained earnings	$27,289	$(2,475)	$24,814
Accumulated other comprehensive income (loss)	$5,886	$197	$6,083
Total MetLife, Inc.’s stockholders’ equity	$59,797	$(2,278)	$57,519
Noncontrolling interests	$374	$(4)	$370
Total equity	$60,171	$(2,282)	$57,889

(1)	Value of business acquired was not impacted by the adoption of this guidance.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of operations and comprehensive income:

	Three Months Ended March 31, 2011
	As Previously Reported		Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$5,315	(1)	$(2)	$5,313
Expenses
Policyholder benefits and claims	$8,231		$6	$8,237
Other expenses	$3,902		$188	$4,090
Income (loss) from continuing operations before provision for income tax	$1,481	(1)	$(196)	$1,285
Provision for income tax expense (benefit)	$428		$(67)	$361
Income (loss) from continuing operations, net of income tax	$1,053	(1)	$(129)	$924
Net income (loss)	$1,013		$(129)	$884
Net income (loss) attributable to MetLife, Inc	$1,006		$(129)	$877
Net income (loss) available to MetLife, Inc.’s common shareholders	$830		$(129)	$701
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.82		$(0.12)	$0.70
Diluted	$0.82		$(0.12)	$0.70
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.78		$(0.12)	$0.66
Diluted	$0.78		$(0.12)	$0.66

(1)

Amounts in the table above differ from the amounts previously reported in the consolidated statement of operations and comprehensive income due to the inclusion of the impact of discontinued real estate operations of $2 million.

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Net cash provided by operating activities	$3,501	$(2)	$3,499
Net change in other invested assets	$(68)	$2	$(66)

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

within those annual periods. The guidance should be applied retrospectively for all comparative periods presented. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of ASU 2011-11 is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2011, the FASB issued new guidance regarding derecognition of in substance real estate (ASU 2011-10 Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification (a consensus of the FASB Emerging Issues Task Force), effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012. The amendments should be applied prospectively to deconsolidation events occurring after the effective date. Under the amendments in ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

2.  Acquisitions and Dispositions

2012 Pending Dispositions

In December 2011, MetLife Bank National Association (“MetLife Bank”) and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. The transaction is subject to the receipt of regulatory approvals from the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions (the “Utah DFI”) and to the satisfaction of other customary closing conditions. GE Capital Financial Inc. has filed applications with the FDIC and the Utah DFI seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed applications with the OCC seeking approval to change the composition of substantially all of MetLife Bank’s assets and with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Financial Inc. of the deposits to be transferred to it). The parties have responded to questions on their applications from the staff of the OCC, the FDIC and the Utah DFI, and are awaiting action by these regulators on their applications. In January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages. In conjunction with these events, for the three months ended March 31, 2012, the Company recorded a net gain of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$7 million, net of income tax, which included gains on securities and mortgage loans sold, partially offset by impairments on mortgage loans, lease impairments and other employee-related charges. Additionally, in April 2012, MetLife, Inc. announced that it is exiting the reverse mortgage origination business and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. The transaction is subject to certain regulatory approvals and other customary closing conditions. The Company expects to incur additional charges of $77 million to $115 million, net of income tax, during the remainder of 2012, related to exiting these three businesses. The total assets and liabilities recorded in the consolidated balance sheets related to these businesses were approximately $19.5 billion and $18.6 billion at March 31, 2012, respectively, and $19.3 billion and $18.2 billion at December 31, 2011, respectively. These businesses did not qualify for discontinued operations accounting treatment under GAAP.

In November 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). The total assets and liabilities recorded in the consolidated balance sheets related to these insurance operations were $786 million and $625 million at March 31, 2012, respectively, and $859 million and $707 million at December 31, 2011, respectively. The sale is expected to close in the third quarter of 2012, subject to regulatory approval and other customary closing conditions. The results of the Caribbean Business are included in continuing operations.

2010 Acquisition

Contingent Consideration

Related to the 2010 acquisition of American Life Insurance Company (“American Life”), the Company has guaranteed that the fair value of a fund of assets backing certain U.K. unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million (as adjusted for withdrawals), American International Group, Inc. (“AIG”) will pay the difference to the Company and, conversely, if the shortfall at July 1, 2012 is less than £106 million, the Company will pay the difference to AIG. The Company believes that the fair value of the fund will equal or exceed the aggregate guaranteed amount by July 1, 2012. The contingent consideration liability was $121 million at March 31, 2012 and $109 million at December 31, 2011. The increase in the contingent consideration liability amount from December 31, 2011 to March 31, 2012 was recorded in net derivative gains (losses) in the consolidated statement of operations and comprehensive income. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.  Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$97,827	$8,327	$881	$—	$105,273	29.7%
Foreign corporate securities	61,857	4,149	651	1	65,354	18.4
Foreign government securities	52,086	3,428	176	—	55,338	15.6
U.S. Treasury and agency securities	37,187	4,316	87	—	41,416	11.7
Residential mortgage-backed securities (“RMBS”)	40,487	2,243	805	646	41,279	11.7
Commercial mortgage-backed securities (“CMBS”)	17,980	863	108	3	18,732	5.3
State and political subdivision securities	12,425	1,604	113	—	13,916	3.9
Asset-backed securities (“ABS”)	13,132	273	244	18	13,143	3.7

Total fixed maturity securities	$332,981	$25,203	$3,065	$668	$354,451	100.0%

Equity Securities:
Common stock	$2,155	$109	$22	$—	$2,242	73.7%
Non-redeemable preferred stock	908	48	155	—	801	26.3

Total equity securities	$3,063	$157	$177	$—	$3,043	100.0%

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$98,621	$8,544	$1,380	$—	$105,785	30.2%
Foreign corporate securities	61,568	3,789	1,338	1	64,018	18.3
Foreign government securities	49,840	3,053	357	—	52,536	15.0
U.S. Treasury and agency securities	34,132	5,882	2	—	40,012	11.4
RMBS	42,092	2,281	1,033	703	42,637	12.2
CMBS	18,565	730	218	8	19,069	5.4
State and political subdivision securities	11,975	1,416	156	—	13,235	3.8
ABS	13,018	278	305	12	12,979	3.7

Total fixed maturity securities	$329,811	$25,973	$4,789	$724	$350,271	100.0%

Equity Securities:
Common stock	$2,219	$83	$97	$—	$2,205	72.9%
Non-redeemable preferred stock	989	31	202	—	818	27.1

Total equity securities	$3,208	$114	$299	$—	$3,023	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million and $62 million with unrealized gains (losses) of ($9) million and ($19) million at March 31, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk — Summary. The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s equity, other than the government and agency securities summarized in the table below at:

	March 31, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$41,416	$40,012
Short-term investments	10,023	15,775
Cash equivalents	3,072	1,748

Total U.S. Treasury and agency securities	$54,511	$57,535

Japan government and agency securities included in:
Fixed maturity securities	$20,562	$21,003
Short-term investments	62	—
Cash equivalents	395	—

Total Japan government and agency securities	$21,019	$21,003

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In millions)
Due in one year or less	$19,016	$19,154	$16,747	$16,862
Due after one year through five years	63,283	65,588	62,819	64,414
Due after five years through ten years	82,469	89,080	82,694	88,036
Due after ten years	96,614	107,475	93,876	106,274

Subtotal	261,382	281,297	256,136	275,586
RMBS, CMBS and ABS	71,599	73,154	73,675	74,685

Total fixed maturity securities	$332,981	$354,451	$329,811	$350,271

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Fixed maturity securities	$22,011	$21,096
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(668)	(724)

Total fixed maturity securities	21,343	20,372
Equity securities	5	(167)
Derivatives	1,019	1,514
Other	9	72

Subtotal	22,376	21,791

Amounts allocated from:
Insurance liability loss recognition	(3,454)	(3,996)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	41	47
DAC and VOBA	(1,820)	(1,800)
Policyholder dividend obligation	(2,700)	(2,919)

Subtotal	(7,933)	(8,668)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	217	236
Deferred income tax benefit (expense)	(5,150)	(4,694)

Net unrealized investment gains (losses)	9,510	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	9	9

Net unrealized investment gains (losses) attributable to MetLife, Inc	$9,519	$8,674

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Balance, beginning of period	$(724)	$(601)
Noncredit OTTI losses recognized (1)	(2)	31
Securities sold with previous noncredit OTTI loss	50	125
Subsequent changes in estimated fair value	8	(279)

Balance, end of period	$(668)	$(724)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($8) million and $33 million for the periods ended March 31, 2012 and December 31, 2011, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2012
(In millions)
Balance, beginning of period	$8,674
Fixed maturity securities on which noncredit OTTI losses have been recognized	56
Unrealized investment gains (losses) during the period	529
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	542
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(6)
DAC and VOBA	(20)
Policyholder dividend obligation	219
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(19)
Deferred income tax benefit (expense)	(456)

Net unrealized investment gains (losses)	9,519
Net unrealized investment gains (losses) attributable to noncontrolling interests	—

Balance, end of period	$9,519

Change in net unrealized investment gains (losses)	$845
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—

Change in net unrealized investment gains (losses) attributable to MetLife, Inc	$845

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

Presented below is certain information about the estimated fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$10,097	$293	$4,125	$588	$14,222	$881
Foreign corporate securities	8,410	265	4,719	387	13,129	652
Foreign government securities	4,831	84	1,322	92	6,153	176
U.S. Treasury and agency securities	8,512	83	37	4	8,549	87
RMBS	4,698	406	4,565	1,045	9,263	1,451
CMBS	1,189	33	714	78	1,903	111
State and political subdivision securities	352	5	544	108	896	113
ABS	3,810	80	1,343	182	5,153	262

Total fixed maturity securities	$41,899	$1,249	$17,369	$2,484	$59,268	$3,733

Equity Securities:
Common stock	$347	$22	$4	$—	$351	$22
Non-redeemable preferred stock	62	9	326	146	388	155

Total equity securities	$409	$31	$330	$146	$739	$177

Total number of securities in an unrealized loss position	3,555		1,674

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$15,642	$590	$5,135	$790	$20,777	$1,380
Foreign corporate securities	12,618	639	5,957	700	18,575	1,339
Foreign government securities	11,227	230	1,799	127	13,026	357
U.S. Treasury and agency securities	2,611	1	50	1	2,661	2
RMBS	4,040	547	4,724	1,189	8,764	1,736
CMBS	2,825	135	678	91	3,503	226
State and political subdivision securities	177	2	1,007	154	1,184	156
ABS	4,972	103	1,316	214	6,288	317

Total fixed maturity securities	$54,112	$2,247	$20,666	$3,266	$74,778	$5,513

Equity Securities:
Common stock	$581	$96	$5	$1	$586	$97
Non-redeemable preferred stock	204	30	370	172	574	202

Total equity securities	$785	$126	$375	$173	$1,160	$299

Total number of securities in an unrealized loss position	3,978		1,963

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	March 31, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$27,651	$971	$441	$258	2,367	118
Six months or greater but less than nine months	11,280	1,549	367	452	820	84
Nine months or greater but less than twelve months	3,306	791	149	237	292	43
Twelve months or greater	15,271	2,182	1,006	823	1,340	162

Total	$57,508	$5,493	$1,963	$1,770

Percentage of amortized cost			3%	32%

Equity Securities:
Less than six months	$139	$46	$5	$14	64	16
Six months or greater but less than nine months	233	112	17	32	50	7
Nine months or greater but less than twelve months	49	—	3	—	17	1
Twelve months or greater	114	223	8	98	20	19

Total	$535	$381	$33	$144

Percentage of cost			6%	38%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$49,249	$4,736	$1,346	$1,332	3,260	320
Six months or greater but less than nine months	4,104	1,049	279	349	375	63
Nine months or greater but less than twelve months	1,160	288	55	93	143	14
Twelve months or greater	17,590	2,115	1,216	843	1,523	167

Total	$72,103	$8,188	$2,896	$2,617

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$714	$376	$64	$123	154	42
Six months or greater but less than nine months	22	8	2	4	19	3
Nine months or greater but less than twelve months	18	—	2	—	8	—
Twelve months or greater	98	223	8	96	24	20

Total	$852	$607	$76	$223

Percentage of cost			9%	37%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $96 million at December 31, 2011 to $98 million at March 31, 2012. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at March 31, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 72% were rated A or better.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $3.9 billion and $5.8 billion at March 31, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	March 31, 2012	December 31, 2011
Sector:
RMBS	37%	30%
U.S. corporate securities	23	24
Foreign corporate securities	17	23
ABS	7	5
Foreign government securities	4	6
State and political subdivision securities	3	3
CMBS	3	4
U.S. Treasury and agency securities	2	—
Other	4	5

Total	100%	100%

Industry:
Mortgage-backed	40%	34%
Finance	20	27
Utility	8	8
Asset-backed	7	5
Consumer	5	6
Foreign government securities	4	6
State and political subdivision securities	3	3
Communications	2	3
U.S. Treasury and agency securities	2	—
Industrial	2	2
Other	7	6

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	March 31, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	59	4	96	8
Total gross unrealized losses	1,130	$77	$1,703	$117
Percentage of total gross unrealized losses	30%	44%	31%	39%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $613 million during the three months ended March 31, 2012. The decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2012 was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates. These securities were included in the Company’s OTTI review process.

As of March 31, 2012, $1.5 billion of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $1.5 billion, $598 million, or 40%, are related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since purchase. Of the $1.5 billion, $914 million, or 60%, are related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans and sub-prime residential mortgage loans), U.S. and foreign corporate securities (primarily utility, financial services and transportation industry securities) and ABS (primarily collateralized debt obligations) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at March 31, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$14	$13	93%	$2	15%	$2	100%	100%
Six months or greater but less than twelve months	32	32	100%	23	72%	23	100%	30%
Twelve months or greater	98	98	100%	98	100%	98	100%	72%

All equity securities with gross unrealized losses of 20% or more	$144	$143	99%	$123	86%	$123	100%	65%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those in the financial services sector. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

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

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the fair value option (“FVO”) has been elected at:

	March 31, 2012	December 31, 2011
	(In millions)
Actively Traded Securities	$544	$473
FVO general account securities	274	267
FVO contractholder-directed unit-linked investments	18,119	17,411
FVO securities held by CSEs	89	117

Total trading and other securities — at estimated fair value	$19,026	$18,268

Actively Traded Securities — at estimated fair value	$544	$473
Short sale agreement liabilities — at estimated fair value	(169)	(127)

Net long/short position — at estimated fair value	$375	$346

Investments pledged to secure short sale agreement liabilities	$624	$558

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, for discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in earnings for securities still held as of the end of the respective periods.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(135)	$(132)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	2	9

Net OTTI losses on fixed maturity securities recognized in earnings	(133)	(123)
Fixed maturity securities — net gains (losses) on sales and disposals (1)	(7)	(40)

Total gains (losses) on fixed maturity securities	(140)	(163)
Other net investment gains (losses):
Equity securities	(9)	36
Trading and other securities — FVO general account securities — changes in estimated fair value subsequent to purchase	4	—
Mortgage loans (1)	36	47
Real estate and real estate joint ventures	(4)	1
Other limited partnership interests	(2)	3
Other investment portfolio gains (losses)	(25)	4

Subtotal — investment portfolio gains (losses)	(140)	(72)

FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	6	18
Securities	—	(40)
Long-term debt — related to securities	(11)	47
Other gains (losses) (2)	35	(52)

Subtotal FVO CSEs and other gains (losses)	30	(27)

Total net investment gains (losses)	$(110)	$(99)

(1)

Net investment gains (losses) for the three months ended March 31, 2012 includes a net gain of $95 million as a result of the pending disposition of certain operations of MetLife Bank, which is comprised of gains on securities and mortgage loans sold of $102 million, partially offset by impairments on mortgage loans of $7 million. See Note 2.

(2)

Other gains (losses) includes a loss of $80 million for the three months ended March 31, 2011, related to the sale of the Company’s investment in Mitsui Sumitomo MetLife Insurance Co., Ltd. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $58 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities resulting in a net investment gain (loss) and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$19,394	$16,532	$125	$316	$19,519	$16,848

Gross investment gains	$325	$193	$10	$48	$335	$241

Gross investment losses	(332)	(233)	(4)	(6)	(336)	(239)

Total OTTI losses recognized in earnings:
Credit-related	(73)	(43)	—	—	(73)	(43)
Other (1)	(60)	(80)	(15)	(6)	(75)	(86)

Total OTTI losses recognized in earnings	(133)	(123)	(15)	(6)	(148)	(129)

Net investment gains (losses)	$(140)	$(163)	$(9)	$36	$(149)	$(127)

(1)

Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent-to-sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Utility	$38	$1
Finance	32	1
Communications	17	13
Consumer	3	2
Industrial	1	—

Total U.S. and foreign corporate securities	91	17
CMBS	30	3
RMBS (1)	9	24
ABS (1)	2	3
State and political subdivision securities	1	—
Foreign government securities	—	76

Total	$133	$123

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings of $15 million and $6 million for the three months ended March 31, 2012 and 2011, respectively, were all in the common stock sector.

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$471	$443
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	16	8
Additional impairments — credit loss OTTI recognized on securities previously impaired	6	16
Reductions:
Sales, maturities, pay downs and prepayments during the period of securities previously impaired as credit loss OTTI	(104)	(29)
Securities impaired to net present value of expected future cash flows	(8)	(44)
Increases in cash flows — accretion of previous credit loss OTTI	—	(5)

Balance, end of period	$381	$389

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$3,808	$3,683
Equity securities	32	30
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	45	28
Mortgage loans	830	759
Policy loans	158	160
Real estate and real estate joint ventures	178	147
Other limited partnership interests	182	243
Cash, cash equivalents and short-term investments	36	46
International joint ventures (2)	3	(21)
Other	41	(32)

Subtotal	5,313	5,043
Less: Investment expenses	260	245

Subtotal, net	5,053	4,798

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	1,015	419
Securitized reverse residential mortgage loans	85	—
FVO CSEs:
Commercial mortgage loans	45	95
Securities	2	1

Subtotal	1,147	515

Net investment income	$6,200	$5,313

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

Actively Traded Securities and FVO general account securities	$29	$21
FVO contractholder-directed unit-linked investments	$877	$316

(2)

Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of $0 and ($23) million for the three months ended March 31, 2012 and 2011, respectively.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company participates in a securities lending program whereby blocks of securities are loaned to third parties. These transactions are treated as financing arrangements and the associated cash collateral received is recorded as a liability. The Company is obligated to return the cash collateral received to its counterparties.

Elements of the securities lending program are presented below at:

	March 31, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$22,033	$20,613
Estimated fair value	$24,629	$24,072
Cash collateral on deposit from counterparties (2)	$25,265	$24,223
Security collateral on deposit from counterparties	$120	$371
Reinvestment portfolio — estimated fair value	$25,208	$23,940

(1)	Included within fixed maturity securities, short-term investments and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	March 31, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$2,621	$1,660
Invested assets held in trust (2)	10,936	11,135
Invested assets pledged as collateral (3)	26,894	29,899

Total invested assets on deposit, held in trust and pledged as collateral	$40,451	$42,694

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, short-term investments, fixed maturity securities and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy requirements under certain collateral financing agreements and certain reinsurance agreements.

(3)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding and advances agreements (see Notes 8 and 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report),

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

collateralized borrowings (see Note 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report), collateral financing arrangements (see Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report), derivative transactions (see Note 4), and short sale agreements (see “— Trading and Other Securities”).

Mortgage Loans

Mortgage loans are summarized as follows at:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,329	58.8%	$40,440	56.1%
Agricultural	12,946	18.9	13,129	18.2
Residential	788	1.2	689	1.0

Subtotal	54,063	78.9	54,258	75.3
Valuation allowances	(446)	(0.7)	(481)	(0.7)

Subtotal mortgage loans held-for-investment, net	53,617	78.2	53,777	74.6
Commercial mortgage loans held by CSEs	3,024	4.4	3,138	4.4

Total mortgage loans held-for-investment, net	56,641	82.6	56,915	79.0

Mortgage loans held-for-sale:
Residential	921	1.3	3,064	4.2
Mortgage loans — lower of amortized cost or estimated fair value	2,743	4.0	4,462	6.2
Securitized reverse residential mortgage loans	8,283	12.1	7,652	10.6

Total mortgage loans held-for-sale	11,947	17.4	15,178	21.0

Total mortgage loans, net	$68,588	100.0%	$72,093	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $284 million and $286 million at March 31, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present certain information about mortgage loans held-for-investment and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Residential	Total
	(In millions)
March 31, 2012:
Mortgage loans:
Evaluated individually for credit losses	$113	$157	$12	$282
Evaluated collectively for credit losses	40,216	12,789	776	53,781

Total mortgage loans	40,329	12,946	788	54,063

Valuation allowances:
Specific credit losses	61	43	1	105
Non-specifically identified credit losses	307	32	2	341

Total valuation allowances	368	75	3	446

Mortgage loans, net of valuation allowance	$39,961	$12,871	$785	$53,617

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$96	$159	$13	$268
Evaluated collectively for credit losses	40,344	12,970	676	53,990

Total mortgage loans	40,440	13,129	689	54,258

Valuation allowances:
Specific credit losses	59	45	1	105
Non-specifically identified credit losses	339	36	1	376

Total valuation allowances	398	81	2	481

Mortgage loans, net of valuation allowance	$40,042	$13,048	$687	$53,777

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)
For the Three Months Ended March 31, 2012:
Balance, beginning of period	$398	$81	$2	$481
Provision (release)	(30)	(6)	1	(35)
Charge-offs, net of recoveries	—	—	—	—

Balance, end of period	$368	$75	$3	$446

For the Three Months Ended March 31, 2011:
Balance, beginning of period	$562	$88	$14	$664
Provision (release)	(30)	(9)	—	(39)
Charge-offs, net of recoveries	—	(3)	(1)	(4)

Balance, end of period	$532	$76	$13	$621

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of all credit quality indicators presented herein. Recorded investment data presented herein is prior to valuation allowance. Unpaid principal balance data presented herein is generally prior to charge-offs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans held-for-investment at:

	Commercial
	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
		(In millions)				(In millions)
March 31, 2012:
Loan-to-value ratios:
Less than 65%	$26,167	$590	$538	$27,295	67.7%	$29,059	69.2%
65% to 75%	7,456	232	280	7,968	19.8	8,354	19.9
76% to 80%	1,036	111	226	1,373	3.4	1,197	2.8
Greater than 80%	2,516	740	437	3,693	9.1	3,411	8.1

Total	$37,175	$1,673	$1,481	$40,329	100.0%	$42,021	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$24,983	$448	$564	$25,995	64.3%	$27,581	65.5%
65% to 75%	8,275	336	386	8,997	22.3	9,387	22.3
76% to 80%	1,150	98	226	1,474	3.6	1,473	3.5
Greater than 80%	2,714	880	380	3,974	9.8	3,664	8.7

Total	$37,122	$1,762	$1,556	$40,440	100.0%	$42,105	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans held-for-investment. The estimated fair value of agricultural mortgage loans held-for-investment was $13.4 billion and $13.6 billion at March 31, 2012 and December 31, 2011, respectively.

	Agricultural
	March 31, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,786	91.0%	$11,802	89.9%
65% to 75%	778	6.0	874	6.7
76% to 80%	13	0.1	76	0.6
Greater than 80%	369	2.9	377	2.8

Total	$12,946	100.0%	$13,129	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of residential mortgage loans held-for-investment. The estimated fair value of residential mortgage loans held-for-investment was $802 million and $737 million at March 31, 2012 and December 31, 2011, respectively.

	Residential
	March 31, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$770	97.7%	$671	97.4%
Nonperforming	18	2.3	18	2.6

Total	$788	100.0%	$689	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both March 31, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. Presented below is the recorded investment of past due and interest accrual status of mortgage loans held-for-investment at:

	Past Due		Greater than 90 Days Past Due Still Accruing Interest		Nonaccrual Status
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
			(In millions)
Commercial	$—	$63	$—	$—	$—	$63
Agricultural	151	146	31	29	143	157
Residential	10	8	—	—	18	17

Total	$161	$217	$31	$29	$161	$237

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans. Presented below is certain information about impaired mortgage loans, included within mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2012:
Commercial	$113	$113	$61	$52	$100	$100	$213	$152
Agricultural	158	157	43	114	84	73	242	187
Residential	13	12	1	11	1	1	14	12

Total	$284	$282	$105	$177	$185	$174	$469	$351

December 31, 2011:
Commercial	$96	$96	$59	$37	$252	$237	$348	$274
Agricultural	160	159	45	114	71	69	231	183
Residential	13	13	1	12	1	1	14	13

Total	$269	$268	$105	$163	$324	$307	$593	$470

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
		(In millions)
For the Three Months Ended March 31, 2012:
Commercial	$273	$3	$—
Agricultural	229	1	—
Residential	14	—	—

Total	$516	$4	$—

For the Three Months Ended March 31, 2011:
Commercial	$242	$3	$1
Agricultural	278	2	—
Residential	19	—	—

Total	$539	$5	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring.  See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. The number of mortgage loans and carrying value of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Mortgage Loans Modified in a Troubled Debt Restructuring
	March 31, 2012			March 31, 2011
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	1	$53	$55
Agricultural	—	—	—	2	10	11
Residential	—	—	—	—	—	—

Total	—	$—	$—	3	$63	$66

During the three months ended March 31, 2012, one agricultural mortgage loan with a carrying value after specific valuation allowance of $8 million defaulted, which was modified as a troubled debt restructuring during the previous twelve months. There were no such subsequent payment defaults for the three months ended March 31, 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.6 billion and $5.0 billion at March 31, 2012 and December 31, 2011, respectively.

Purchased Credit Impaired Investments

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for information about investments acquired with evidence of credit quality deterioration since origination and for which it was probable at the acquisition date that the Company would be unable to collect all contractually required payments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2012		December 31, 2011
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
		(In millions)
CSEs (1)	$3,131	$2,944	$3,299	$3,103
MRSC collateral financing arrangement (2)	3,374	—	3,333	—
Other limited partnership interests	333	9	360	6
Trading and other securities	160	—	163	—
Other invested assets	102	1	102	1
Real estate joint ventures	11	14	16	18

Total	$7,111	$2,968	$7,273	$3,128

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $176 million and $172 million at estimated fair value at March 31, 2012 and December 31, 2011, respectively. The long-term debt presented below bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next five years. Interest expense related to these obligations, included in other expenses, was $43 million and $92 million for the three months ended March 31, 2012 and 2011, respectively. The assets and liabilities of these CSEs, at estimated fair value, were as follows at:

	March 31, 2012	December 31, 2011
	(In millions)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,024	$3,138
Trading and other securities	89	117
Accrued investment income	15	16
Cash and cash equivalents	3	21
Premiums, reinsurance and other receivables	—	7

Total assets	$3,131	$3,299

Liabilities:
Long-term debt	$2,916	$3,068
Other liabilities	28	35

Total liabilities	$2,944	$3,103

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value, except for mortgage loans, which are presented at carrying value, at:

	March 31, 2012	December 31, 2011
	(In millions)
Fixed maturity securities available-for-sale:
ABS	$1,491	$1,356
U.S. corporate securities	806	833
RMBS	509	502
CMBS	324	369
Foreign corporate securities	126	126
State and political subdivision securities	40	39
Mortgage loans	49	49
Cash and cash equivalents	29	59

Total	$3,374	$3,333

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
		(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$41,279	$41,279	$42,637	$42,637
CMBS (2)	18,732	18,732	19,069	19,069
ABS (2)	13,143	13,143	12,979	12,979
U.S. corporate securities	2,846	2,846	2,911	2,911
Foreign corporate securities	2,053	2,053	2,087	2,087
Other limited partnership interests	4,391	6,003	4,340	6,084
Other invested assets	839	1,203	799	1,194
Trading and other securities	708	708	671	671
Mortgage loans	356	356	456	456
Real estate joint ventures	103	119	61	79

Total	$84,450	$86,442	$86,010	$88,167

(1)

The maximum exposure to loss relating to the fixed maturity and trading and other securities is equal to their estimated fair value. The maximum exposure to loss relating to the other limited partnership interests, real estate joint ventures and mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer, borrower or investee. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $360 million and $267 million at March 31, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2012 or 2011.

4. Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations and comprehensive income within interest income or interest expense to match the location of the hedged item.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations and comprehensive income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations and comprehensive income within interest income or interest expense to match the location of the hedged item.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statements of operations and comprehensive income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

		March 31, 2012			December 31, 2011
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
	Instrument Type		Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$90,460	$6,595	$1,994	$79,733	$8,241	$2,199
	Interest rate floors	23,866	1,043	143	23,866	1,246	165
	Interest rate caps	43,665	92	—	49,665	102	—
	Interest rate futures	14,781	20	43	14,965	25	19
	Interest rate options	16,051	516	79	16,988	896	6
	Interest rate forwards	3,189	119	5	14,033	286	91
	Synthetic GICs	4,484	—	—	4,454	—	—
Foreign currency	Foreign currency swaps	16,995	1,032	1,064	16,461	1,172	1,060
	Foreign currency forwards	10,301	64	295	10,149	200	60
	Currency futures	827	1	—	633	—	—
	Currency options	1,446	22	2	1,321	6	—
Credit	Credit default swaps	12,599	173	51	13,136	326	113
	Credit forwards	—	—	—	20	4	—
Equity market	Equity futures	6,498	26	8	7,053	26	10
	Equity options	23,575	2,563	251	17,099	3,263	179
	Variance swaps	19,108	178	181	18,801	397	75
	Total rate of return swaps	2,117	3	91	1,644	10	34

	Total	$289,962	$12,447	$4,207	$290,021	$16,200	$4,011

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

Foreign currency derivatives, including foreign currency swaps, foreign currency forwards, currency options, and currency futures contracts, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency forwards and options to hedge the foreign currency risk associated with certain of its net investments in foreign operations.

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.

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

The Company enters into currency option contracts that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s international subsidiaries. The Company utilizes currency options in net investment in foreign operations and non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses certain of its foreign currency denominated funding agreements to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments.

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

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2012			December 31, 2011
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$3,249	$540	$80	$3,220	$500	$98
Foreign currency forwards	1,380	—	69	1,830	2	10
Interest rate swaps	4,835	1,615	85	4,580	1,884	92

Subtotal	9,464	2,155	234	9,630	2,386	200

Cash flow hedges:
Foreign currency swaps	6,529	244	306	6,370	352	306
Interest rate swaps	3,775	614	—	3,230	947	—
Interest rate forwards	1,160	111	—	965	210	—
Credit forwards	—	—	—	20	4	—

Subtotal	11,464	969	306	10,585	1,513	306

Foreign operations hedges:
Foreign currency forwards	2,405	34	26	1,689	53	12
Currency options	750	6	2	—	—	—

Subtotal	3,155	40	28	1,689	53	12

Total qualifying hedges	$24,083	$3,164	$568	$21,904	$3,952	$518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
			(In millions)
Interest rate swaps	$81,850	$4,366	$1,909	$71,923	$5,410	$2,107
Interest rate floors	23,866	1,043	143	23,866	1,246	165
Interest rate caps	43,665	92	—	49,665	102	—
Interest rate futures	14,781	20	43	14,965	25	19
Interest rate options	16,051	516	79	16,988	896	6
Interest rate forwards	2,029	8	5	13,068	76	91
Synthetic GICs	4,484	—	—	4,454	—	—
Foreign currency swaps	7,217	248	678	6,871	320	656
Foreign currency forwards	6,516	30	200	6,630	145	38
Currency futures	827	1	—	633	—	—
Currency options	696	16	—	1,321	6	—
Credit default swaps	12,599	173	51	13,136	326	113
Equity futures	6,498	26	8	7,053	26	10
Equity options	23,575	2,563	251	17,099	3,263	179
Variance swaps	19,108	178	181	18,801	397	75
Total rate of return swaps	2,117	3	91	1,644	10	34

Total non-designated or non-qualifying derivatives	$265,879	$9,283	$3,639	$268,117	$12,248	$3,493

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(3,802)	$(1,258)
Embedded derivatives	1,824	943

Total net derivative gains (losses)	$(1,978)	$(315)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents earned income on derivatives for the:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$24	$22
Interest credited to policyholder account balances	45	61
Other expenses	(1)	(1)

Non-qualifying hedges:
Net investment income	(1)	(1)
Other revenues	18	15
Net derivative gains (losses)	(11)	(27)
Policyholder benefits and claims	(62)	2

Total	$12	$71

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (“PABs”) (1)	(300)	301	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities	2	(2)	—
	Foreign-denominated PABs (2)	57	(63)	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(58)	56	(2)

Total		$(293)	$286	$(7)

For the Three Months Ended March 31, 2011:
Interest rate swaps:	Fixed maturity securities	$11	$(10)	$1
	PABs (1)	(114)	116	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	77	(87)	(10)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$(27)	$20	$(7)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2012, an insignificant amount of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2011, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. The net amounts reclassified into net derivative gains (losses) for the three months ended March 31, 2012 and 2011 related to such discontinued cash flow hedges were $3 million and ($13) million, respectively.

At both March 31, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$1,514	$(59)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(485)	(185)
Amounts reclassified to net derivative gains (losses)	(12)	4
Amounts reclassified to net investment income	—	1
Amounts reclassified to other expenses	2	2

Accumulated other comprehensive income (loss), balance at end of period	$1,019	$(237)

At March 31, 2012, $10 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
			(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps	$(293)	$1	$1	$(2)	$4
Foreign currency swaps	(104)	11	(1)	—	(1)
Interest rate forwards	(88)	—	—	—	1
Credit forwards	—	—	—	—	—

Total	$(485)	$12	$—	$(2)	$4

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(63)	$—	$—	$(2)	$—
Foreign currency swaps	(104)	(4)	(2)	—	(1)
Interest rate forwards	(15)	—	1	—	2
Credit forwards	(3)	—	—	—	—

Total	$(185)	$(4)	$(1)	$(2)	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Hedges of Net Investments in Foreign Operations

The Company uses foreign exchange contracts, which may include forwards and options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these contracts based upon the change in forward rates. In addition, the Company may also use non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on non-derivative financial instruments based upon the change in spot rates.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
(In millions)
For the Three Months Ended March 31, 2012:
Foreign currency forwards	$(52)
Foreign currency options	1
Non-derivative hedging instruments	—

Total	$(51)

For the Three Months Ended March 31, 2011:
Foreign currency forwards	$(56)
Foreign currency options	—
Non-derivative hedging instruments	6

Total	$(50)

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

At March 31, 2012 and December 31, 2011, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($135) million and ($84) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) credit default swaps, TRRs and structured interest rate swaps to synthetically create investments; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) credit default swaps held in relation to trading portfolios; (x) swaptions to hedge interest rate risk; (xi) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xii) covered call options for income generation; (xiii) interest rate lock commitments; (xiv) synthetic GICs; and (xv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
		(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps	$(799)	$—	$—	$(48)
Interest rate floors	(180)	—	—	—
Interest rate caps	(11)	—	—	—
Interest rate futures	(121)	—	—	—
Equity futures	(646)	9	(248)	—
Foreign currency swaps	(83)	—	—	—
Foreign currency forwards	(240)	—	—	—
Currency futures	(29)	—	—	—
Currency options	10	—	—	—
Equity options	(942)	(2)	(31)	—
Interest rate options	(358)	—	—	—
Interest rate forwards	10	—	—	(66)
Variance swaps	(336)	—	16	—
Credit default swaps	(84)	(9)	—	—
Total rate of return swaps	(14)	—	—	—

Total	$(3,823)	$(2)	$(263)	$(114)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(270)	$(1)	$—	$(48)
Interest rate floors	(125)	—	—	—
Interest rate caps	(9)	—	—	—
Interest rate futures	(2)	1	—	—
Equity futures	54	(7)	(102)	—
Foreign currency swaps	(121)	—	—	—
Foreign currency forwards	(169)	(9)	—	—
Currency futures	9	—	—	—
Currency options	(32)	—	—	—
Equity options	(419)	(7)	—	—
Interest rate options	(27)	—	—	(9)
Interest rate forwards	—	—	—	(8)
Variance swaps	(77)	(3)	—	—
Credit default swaps	(45)	—	—	—
Total rate of return swaps	(2)	—	—	—

Total	$(1,235)	$(26)	$(102)	$(65)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.8 billion and $7.7 billion at March 31, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2012, the Company would have received $57 million to terminate all of these contracts, and at December 31, 2011, the Company would have paid $41 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$682	3.2	$5	$737	3.5
Credit default swaps referencing indices	37	2,813	2.8	(1)	2,813	3.0

Subtotal	46	3,495	2.8	4	3,550	3.1

Baa
Single name credit default swaps (corporate)	1	1,219	3.9	(17)	1,234	4.0
Credit default swaps referencing indices	13	2,931	5.1	(26)	2,847	4.9

Subtotal	14	4,150	4.7	(43)	4,081	4.6

Ba
Single name credit default swaps (corporate)	—	40	3.6	—	25	3.5
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	40	3.6	—	25	3.5

B
Single name credit default swaps (corporate)	—	—		—	—	—
Credit default swaps referencing indices	(3)	150	5.2	(2)	25	4.8

Subtotal	(3)	150	5.2	(2)	25	4.8

Total	$57	$7,835	3.9	$(41)	$7,681	3.9

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Rating Services and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.8 billion and $7.7 billion from the table above were $125 million and $115 million at March 31, 2012 and December 31, 2011, respectively.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At March 31, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $7.2 billion and $9.5 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $1.6 billion and $2.5 billion, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2012, none of the collateral had been sold or repledged.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities (2)	Cash (3)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2012:
Derivatives subject to credit-contingent provisions	$568	$481	$3	$59	$125
Derivatives not subject to credit-contingent provisions	91	—	61	—	—

Total	$659	$481	$64	$59	$125

December 31, 2011:
Derivatives subject to credit-contingent provisions	$447	$405	$4	$48	$104
Derivatives not subject to credit-contingent provisions	28	11	4	—	—

Total	$475	$416	$8	48	$104

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2012 was $934 million. At March 31, 2012, the Company provided collateral of $484 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2012 would be $450 million. This amount does not consider gross derivative assets of $366 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At March 31, 2012 and December 31, 2011, the Company pledged securities collateral for exchange-traded futures and options of $40 million and $42 million, respectively, which is included in fixed maturity securities. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures and options of $484 million and $680 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2012	December 31, 2011
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$296	$327
Funds withheld on assumed reinsurance	33	35
Options embedded in debt or equity securities	(74)	(70)
Other	1	1

Net embedded derivatives within asset host contracts	$256	$293

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$559	$2,104
Funds withheld on ceded reinsurance	119	122
Assumed guaranteed minimum benefits	2,064	2,340
Other	16	18

Net embedded derivatives within liability host contracts	$2,758	$4,584

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net derivative gains (losses) (1)	$1,824	$943
Policyholder benefits and claims	$(47)	$(18)

(1)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($1.2) billion and ($74) million for the three months ended March 31, 2012 and 2011, respectively.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	March 31, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
		(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$97,968	$7,305	$105,273
Foreign corporate securities	—	60,708	4,646	65,354
Foreign government securities	—	53,125	2,213	55,338
U.S. Treasury and agency securities	20,804	20,588	24	41,416
RMBS	—	39,033	2,246	41,279
CMBS	—	17,970	762	18,732
State and political subdivision securities	—	13,834	82	13,916
ABS	—	10,945	2,198	13,143

Total fixed maturity securities	20,804	314,171	19,476	354,451

Equity securities:
Common stock	902	1,072	268	2,242
Non-redeemable preferred stock	—	355	446	801

Total equity securities	902	1,427	714	3,043

Trading and other securities:
Actively Traded Securities	—	531	13	544
FVO general account securities	—	244	30	274
FVO contractholder-directed unit-linked investments	8,536	8,346	1,237	18,119
FVO securities held by CSEs	—	89	—	89

Total trading and other securities	8,536	9,210	1,280	19,026
Short-term investments (1)	5,602	5,243	462	11,307
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,024	—	3,024
Mortgage loans held-for-sale (2)	—	7,496	1,708	9,204

Total mortgage loans	—	10,520	1,708	12,228
Other invested assets:
MSRs	—	—	727	727
Other investments	322	120	—	442
Derivative assets: (3)
Interest rate contracts	23	8,197	165	8,385
Foreign currency contracts	1	1,059	59	1,119
Credit contracts	—	132	41	173
Equity market contracts	31	2,165	574	2,770

Total derivative assets	55	11,553	839	12,447

Total other invested assets	377	11,673	1,566	13,616
Net embedded derivatives within asset host contracts (4)	—	1	329	330
Separate account assets (5)	31,103	189,490	1,382	221,975

Total assets	$67,324	$541,735	$26,917	$635,976

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$46	$2,195	$23	$2,264
Foreign currency contracts	—	1,356	5	1,361
Credit contracts	—	48	3	51
Equity market contracts	11	339	181	531

Total derivative liabilities	57	3,938	212	4,207
Net embedded derivatives within liability host contracts (4)	—	16	2,742	2,758
Long-term debt of CSEs	—	2,834	82	2,916
Liability related to securitized reverse residential mortgage loans (6)	—	6,747	1,505	8,252
Trading liabilities (6)	167	2	—	169

Total liabilities	$224	$13,537	$4,541	$18,302

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
		(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$99,001	$6,784	$105,785
Foreign corporate securities	—	59,648	4,370	64,018
Foreign government securities	76	50,138	2,322	52,536
U.S. Treasury and agency securities	19,911	20,070	31	40,012
RMBS	—	41,035	1,602	42,637
CMBS	—	18,316	753	19,069
State and political subdivision securities	—	13,182	53	13,235
ABS	—	11,129	1,850	12,979

Total fixed maturity securities	19,987	312,519	17,765	350,271

Equity securities:
Common stock	819	1,105	281	2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	819	1,485	719	3,023

Trading and other securities:
Actively Traded Securities	—	473	—	473
FVO general account securities	—	244	23	267
FVO contractholder-directed unit-linked investments	7,572	8,453	1,386	17,411
FVO securities held by CSEs	—	117	—	117

Total trading and other securities	7,572	9,287	1,409	18,268
Short-term investments (1)	8,150	8,120	590	16,860
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,138	—	3,138
Mortgage loans held-for-sale (2)	—	9,302	1,414	10,716

Total mortgage loans	—	12,440	1,414	13,854
Other invested assets:
MSRs	—	—	666	666
Other investments	312	124	—	436
Derivative assets: (3)
Interest rate contracts	32	10,426	338	10,796
Foreign currency contracts	1	1,316	61	1,378
Credit contracts	—	301	29	330
Equity market contracts	29	2,703	964	3,696

Total derivative assets	62	14,746	1,392	16,200

Total other invested assets	374	14,870	2,058	17,302
Net embedded derivatives within asset host contracts (4)	—	1	362	363
Separate account assets (5)	28,191	173,507	1,325	203,023

Total assets	$65,093	$532,229	$25,642	$622,964

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$91	2,351	38	$2,480
Foreign currency contracts	—	1,103	17	1,120
Credit contracts	—	85	28	113
Equity market contracts	12	211	75	298

Total derivative liabilities	103	3,750	158	4,011
Net embedded derivatives within liability host contracts (4)	—	19	4,565	4,584
Long-term debt of CSEs	—	2,952	116	3,068
Liability related to securitized reverse residential mortgage loans (6)	—	6,451	1,175	7,626
Trading liabilities (6)	124	3	—	127

Total liabilities	$227	$13,175	$6,014	$19,416

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)

Mortgage loans held-for-sale are comprised of securitized reverse residential mortgage loans and other mortgage loans held-for-sale. The amounts in the preceding tables differ from the amount presented in the consolidated balance sheets as these tables do not include mortgage loans that are stated at lower of amortized cost or estimated fair value.

(3)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(4)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At March 31, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($74) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $2 million and ($72) million, respectively.

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

Valuation Process

On behalf of the Company’s chief investment officer and chief financial officer, a pricing and valuation committee, that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, derivatives, and mortgage loans. This committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time, provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate pricing from such pricing providers. Periodically the chief accounting officer reports to the audit committee on compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple pricing sources and ongoing due diligence to confirm that independent pricing services use market-based parameters for valuation. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 0.5% of the total estimated fair value of fixed maturity securities and represent only 7% of the total estimated fair value of Level 3 fixed maturity securities.

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotes are obtained, or an internally developed valuation is prepared for use in financial reporting. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and non-performance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio, accordingly, overrides have not been material. This is, in part, because internal estimates of liquidity and non-performance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used. As a result, the prices provided by the independent pricing services are typically used.

Guaranteed minimum benefits accounted for as embedded derivatives are calculated within the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios. The embedded derivative asset or liability is calculated as the average present value of future cash flows less the present value of future premiums associated with the embedded derivative, over multiple scenarios. The premium associated with the embedded derivative is assumed to be the fees in the contract, multiplied by a ratio which is locked in upon issuance of the insurance contract, such that the value of the embedded derivative at issuance is zero.

Capital market assumptions, such as risk free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.

Valuation Methods and Assumptions

The methods and assumptions used to estimate the fair value of the most significant financial instruments are summarized as follows:

Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow (“DCF”) methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Such observable inputs include benchmarking prices for similar assets in active markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The estimated fair value of FVO securities held by CSEs, other investments, long-term debt of CSEs and trading liabilities is determined on a basis consistent with the methodologies described herein for securities. The Company consolidates certain securitization entities that hold securities that have been accounted for under the FVO and classified within trading and other securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans, Mortgage Servicing Rights (“MSRs”) and Liability Related to Securitized Reverse Residential Mortgage Loans

The Company has elected the FVO for commercial mortgage loans held by CSEs, residential mortgage loans held-for-sale, securitized reverse residential mortgage loans, MSRs and the liability related to securitized reverse residential mortgage loans. Although MSRs are not financial instruments, the Company has included them in the preceding table as a result of its election to carry them at estimated fair value. See “— Valuation Techniques and Inputs” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant inputs that are unobservable generally include references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Valuation Techniques and Inputs

A description of the significant valuation techniques and inputs to the determination of estimated fair value for the more significant asset and liability classes measured at fair value on a recurring basis and categorized within Level 2 and Level 3 of the fair value hierarchy is as follows:

The Company determines the estimated fair value of its investments using primarily the market approach and the income approach. The use of quoted prices for identical assets and matrix pricing or other similar techniques are examples of market approaches, while the use of DCF methodologies is an example of the income approach. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs in selecting whether the market or income approach is used.

Level 2 Measurements:

Securities, Short-term Investments and Other Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading and other securities, short-term investments and other investments within this level are of a similar nature and class to the Level 2 securities described below. Contractholder-directed unit-linked investments reported within trading and other securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported net asset values (“NAVs”) provided by the fund managers, which were based on observable inputs.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using DCF methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach and income approach. Valuation is based primarily on matrix pricing, DCF methodologies or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

Mortgage Loans Held-For-Sale

Residential mortgage loans held-for-sale are principally valued using the market approach. For securitized reverse residential mortgage loans, valuation is based primarily on readily available observable pricing for securities backed by similar fixed-rate loans. For other residential mortgage loans held-for-sale, valuation is based primarily on readily available observable pricing for securities backed by similar loans. The unobservable adjustments to such prices are insignificant.

Derivative Assets and Derivative Liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives and interest rate forwards to sell certain to-be-announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and LIBOR basis curves.

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

Separate Account Assets

These assets are comprised of investments that are similar in nature to the securities, short-term investments, other investments and derivative assets referred to above. Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Long-term Debt of CSEs

The estimated fair value of the long-term debt of CSEs is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

Liability Related to Securitized Reverse Residential Mortgage Loans

The estimated fair value of the liability related to securitized reverse residential mortgage loans, is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies consistent with the Company’s methods and assumptions used to estimate the fair value of comparable financial instruments.

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

Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally using market standard valuation methodologies, including matrix pricing and DCF methodologies, using inputs that are not market observable or cannot be derived principally from, or corroborated by, observable market data; inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2; and to a much lesser extent, independent non-binding broker quotations. Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market approach.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or inputs that cannot be derived principally from, or corroborated by, observable market data, including illiquidity premium, delta spread adjustments or spreads over below investment grade curves to reflect industry trends or specific credit-related issues; and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on independent non-binding broker quotations.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach and income approach. Valuation is based primarily on matrix pricing, DCF methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data including spreads over below investment grade curves to reflect industry trends on specific credit-related issues. Below investment grade securities, alternative residential mortgage loan RMBS and RMBS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

Foreign government and state and political subdivision securities.  These securities are principally valued using the market approach. Valuation is based primarily on independent non-binding broker quotations and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2.

Common and non-redeemable preferred stock.  These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, DCF methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

Mortgage Loans Held-for-Sale

For both securitized reverse residential mortgage loans held-for-sale and other residential mortgage loans held-for-sale, for which pricing for securities backed by similar adjustable-rate loans is not observable, the estimated fair value is determined using unobservable independent broker quotations or valuation models using significant unobservable inputs.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

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

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit spreads, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

Direct and Assumed Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described under “Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

Separate Account Assets

These assets are comprised of investments that are similar in nature to the securities and derivative assets referred to above. Separate account assets within this level also include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
Fixed maturity securities:
U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	-	420	52
		• Illiquidity premium (1)	30	-	30
		• Spreads from below investment grade curves (1)	—	-	889	395
		• Offered quotes (2)	—	-	136
	• Market pricing	• Quoted prices (2)	54	-	133	94
	• Consensus pricing	• Offered quotes (2)	58	-	148

Foreign government securities	• Market pricing	• Quoted prices (2)	43	-	155	102
	• Consensus pricing	• Offered quotes (2)	10	-	267

RMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	30	-	5,493	888
	• Market pricing	• Quoted prices (2)	92	-	108	103
	• Consensus pricing	• Offered quotes (2)	59	-	106

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	-	8,127	3,566
	• Consensus pricing	• Offered quotes (2)	13	-	107

ABS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	404	-	8,094	1,961
	• Market pricing	• Quoted prices (2)	97	-	101	100
	• Consensus pricing	• Offered quotes (2)	16	-	108

Derivatives:
Interest rate contracts	• Present value techniques	• Swap yield (1)	241	-	388

Foreign currency contracts	• Present value techniques	• Swap yield (1)	187	-	240
	• Consensus pricing	• Offered quotes (3)

Credit contracts	• Present value techniques	• Credit spreads (1)	—	-	100
	• Consensus pricing	• Offered quotes (3)

Equity market contracts	• Present value techniques or option pricing models	• Volatility	17%	-	36%
	• Consensus pricing	• Offered quotes (4)

Embedded derivatives:
Direct and assumed guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	-	0.13%
		Ages 41 - 60	0.05%	-	0.88%
		Ages 61 - 115	0.26%	-	100%
		• Lapse rates:
		Durations 1 - 10	1%	-	36%
		Durations 11 - 20	5%	-	30%
		Durations 21 - 116	5%	-	65%
		• Utilization rates (5)	20%	-	50%
		• Withdrawal rates	0.07%	-	20%
		• Long-term equity volatilities	14.70%	-	40%
		• Nonperformance risk spread	0.24%	-	2.32%

(1)	For this unobservable input, range and weighted average are presented in basis points.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At March 31, 2012, excluding equity market contracts, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)

The Company holds certain purchased options that are valued using term structure models dependent upon an unobservable market correlation input. This input is highly specific to the particular markets referenced by the option and is subjectively estimated by derivatives broker/dealers. The Company has elected to use independent non-binding broker quotations to value these positions, which are validated against the Company’s internal models using proprietary correlation assumptions. The correlation inputs used to validate the estimated fair values of these options provided by broker quotations range from 40% to 85%.

(5)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments are subject to the controls described in the above “— Valuation Process” section. Generally, equity securities, trading and other securities, short-term investments and securities included within separate account assets classified within Level 3 use the same valuation techniques and significant unobservable inputs as previously described for fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. Mortgage loans held-for-sale classified within Level 3 are valued using independent non-binding broker quotations and internal models such as DCF methodologies using current interest rates. MSRs, which are classified within Level 3, are valued using DCF methodologies using inputs such as discount rates, loan prepayments and servicing costs. The long-term debt of CSEs classified within Level 3 is valued using independent non-binding broker quotations and internal models including matrix pricing and DCF methodologies using current interest rates. The liability related to securitized reverse residential mortgage loans, which is classified within Level 3 is valued using quoted prices. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other types of financial instruments is similar in nature to that described below.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

U.S. corporate and foreign corporate securities.  Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations.

Foreign government securities.  Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations.

Structured securities comprised of RMBS, CMBS and ABS.  Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in offered quotes in isolation would result in substantially higher

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(lower) valuations. In general, changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Interest rate contracts.  Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Foreign currency contracts.  Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Credit contracts.  Credit contracts with significant unobservable inputs are primarily comprised of credit default swaps written by the Company. Significant credit spread widening in isolation will result in substantially higher adverse valuations, while significant spread tightening will result in substantially lower adverse valuations. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Equity market contracts.  Significant decreases in the equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Direct and assumed guaranteed minimum benefits.  For any increase (decrease) in mortality and lapse rates, the fair value of the guarantees will decrease (increase). For any increase (decrease) in utilization and volatility, the fair value of the guarantees will increase (decrease). Specifically for guaranteed minimum withdrawal benefits, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will increase (decrease). Specifically for guaranteed minimum accumulation benefits and guaranteed minimum income benefits, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will decrease (increase).

Transfers between Levels:

Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into and/or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

During the three months ended March 31, 2012, transfers between Levels 1 and 2 were $37 million for fixed maturity securities. During the three months ended March 31, 2011, there were no transfers between Levels 1 and 2 for fixed maturity securities.

Transfers into or out of Level 3:

Transfers into and or out of Level 3 are presented in the tables which follow. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Transfers into Level 3 for fixed maturity securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs to determine estimated fair value.

Transfers out of Level 3 for fixed maturity securities and separate account assets resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings. With respect to derivatives, transfers out of Level 3 resulted primarily from increased transparency related to the observable portion of the swap yield curve or the observable portion of the equity volatility surface.

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$53	$1,850	$—
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	2	5	3	—	7	6	—	6	—
Net investment gains (losses)	(1)	(41)	(1)	—	(1)	(18)	—	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	2	107	34	(1)	8	4	3	(18)	—
Purchases (3)	730	435	256	—	794	66	26	542	—
Sales (3)	(313)	(112)	(141)	(6)	(128)	(57)	—	(135)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	118	44	36	—	—	8	—	—	—
Transfers out of Level 3 (4)	(17)	(162)	(296)	—	(36)	—	—	(48)	—

Balance, end of period	$7,305	$4,646	$2,213	$24	$2,246	$762	$82	$2,198	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 included in earnings:
Net investment income	$2	$5	$3	$—	$7	$6	$—	$6	$—
Net investment gains (losses)	$(1)	$(30)	$(1)	$—	$—	$(15)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short- term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$1,414	$666
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	1	—	—	7	17	2	—	—
Net investment gains (losses)	(1)	(3)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	32	45
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	6	28	—	—	—	2	—	—
Purchases (3)	20	—	13	—	870	213	—	—
Sales (3)	—	(17)	—	—	(1,037)	(100)	—	—
Issuances (3)	—	—	—	—	—	—	277	59
Settlements (3)	—	—	—	—	—	—	(18)	(43)
Transfers into Level 3 (4)	15	—	—	—	4	—	12	—
Transfers out of Level 3 (4)	(54)	—	—	—	(3)	(245)	(9)	—

Balance, end of period	$268	$446	$13	$30	$1,237	$462	$1,708	$727

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 included in earnings:
Net investment income	$—	$—	$—	$7	$26	$2	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$32	$47
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Residential Mortgage Loans
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	55	(10)	—
Net derivative gains (losses)	1	17	43	(508)	1,873	—	—	—
Other revenues	(63)	—	—	—	—	—	—	(2)
Policyholder benefits and claims	—	—	—	16	(47)	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(86)	—	—	(4)	103	—	—	—
Purchases (3)	—	—	—	—	—	139	—	—
Sales (3)	—	—	—	—	—	(143)	—	—
Issuances (3)	—	—	(3)	—	—	1	—	(340)
Settlements (3)	(10)	(7)	(3)	—	(139)	(4)	44	12
Transfers into Level 3 (4)	—	—	—	—	—	26	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(17)	—	—

Balance, end of period	$142	$54	$38	$393	$(2,413)	$1,382	$(82)	$(1,505)

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(10)	$—
Net derivative gains (losses)	$2	$7	$41	$(507)	$1,864	$—	$—	$—
Other revenues	$3	$—	$—	$—	$—	$—	$—	$(3)
Policyholder benefits and claims	$—	$—	$—	$16	$(46)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS (9)	CMBS	State and Political Subdivision Securities	ABS (9)	Other Fixed Maturity Securities
	(In millions)
Three Months Ended March 31, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$46	$3,026	$4
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	3	6	6	—	4	(6)	—	10	—
Net investment gains (losses)	—	13	(14)	—	(6)	45	—	(8)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	48	74	86	—	38	99	—	77	—
Purchases (3)	588	621	469	1	126	142	4	495	—
Sales (3)	(317)	(646)	(213)	(3)	(72)	(497)	—	(167)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	88	3	13	—	—	92	—	—	—
Transfers out of Level 3 (4)	(698)	(263)	(295)	(1)	(1,247)	(95)	(4)	(40)	—

Balance, end of period	$6,861	$5,534	$3,186	$76	$1,384	$791	$46	$3,393	$4

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment income	$3	$6	$7	$—	$4	$(7)	$—	$10	$—
Net investment gains (losses)	$(2)	$—	$(15)	$—	$(6)	$45	$—	$(3)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Three Months Ended March 31, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	1	5	30	2	—	—
Net investment gains (losses)	3	—	—	—	—	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(2)	58
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	18	37	—	—	—	7	—	—
Purchases (3)	41	1	22	—	62	371	—	—
Sales (3)	(35)	(8)	—	(20)	(248)	(492)	—	—
Issuances (3)	—	—	—	—	—	—	—	54
Settlements (3)	—	—	—	—	—	—	—	(33)
Transfers into Level 3 (4)	71	11	7	—	129	5	5	—
Transfers out of Level 3 (4)	(7)	—	—	—	(142)	(8)	(2)	—

Balance, end of period	$359	$946	$40	$62	$566	$742	$25	$1,029

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment income	$—	$—	$1	$8	$(10)	$—	$—	$—
Net investment gains (losses)	$1	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$57
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	(In millions)
Three Months Ended March 31, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	(3)	—	—	—
Net investment gains (losses)	—	—	—	—	—	50	46
Net derivative gains (losses)	8	(8)	6	(92)	975	—	—
Other revenues	9	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	(18)	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	(13)	—	(3)	(1)	48	—	—
Purchases (3)	—	—	—	18	—	375	—
Sales (3)	—	—	—	—	—	(227)	—
Issuances (3)	—	—	(4)	—	—	—	—
Settlements (3)	—	—	—	(5)	(105)	(1)	—
Transfers into Level 3 (4)	—	—	—	—	—	20	—
Transfers out of Level 3 (4)	(7)	(26)	—	(75)	—	(196)	—

Balance, end of period	$(89)	$39	$43	$(16)	$(1,538)	$2,004	$(138)

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$46
Net derivative gains (losses)	$7	$(8)	$6	$(92)	$968	$—	$—
Other revenues	$14	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(18)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities and certain mortgage loans are included in net investment gains (losses) while changes in the estimated fair value of certain mortgage loans and MSRs are included in other revenues. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)

The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)

Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and/or out of Level 3 in the same period are excluded from the rollforward.

(5)

Other revenues represent the changes in estimated fair value due to changes in valuation model inputs or assumptions. For the three months ended March 31, 2012 and 2011, there was no other change in estimated fair value affecting MSRs. The additions for purchases, originations and issuances are presented within issuances and the reductions for loan payments, sales and settlements, affecting MSRs are presented within settlements.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(8)

Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(9)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Fair Value Option

Residential Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale accounted for under the FVO at:

	March 31, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$882	$2,935
Excess of estimated fair value over unpaid principal balance	39	129

Carrying value at estimated fair value	$921	$3,064

Loans in non-accrual status	$3	$3
Loans more than 90 days past due	$29	$20
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(2)

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

	Three Months Ended March 31,
	2012	2011
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(2)	$(1)
Other changes in estimated fair value	170	63

Total gains (losses) recognized in other revenues	$168	$62

Securitized Reverse Residential Mortgage Loans

Securitized reverse residential mortgage loans accounted for under the FVO are initially measured at estimated fair value. Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues. The following table presents securitized reverse residential mortgage loans accounted for under the FVO at:

	March 31, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$7,509	$6,914
Excess of estimated fair value over unpaid principal balance	774	738

Carrying value at estimated fair value	$8,283	$7,652

Loans more than 90 days past due	$69	$59
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$1	$—

The liability related to securitized reverse residential mortgage loans accounted for under the FVO is initially measured at estimated fair value. Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues. The following table presents the liability related to securitized reverse residential mortgage loans accounted for under the FVO at:

	March 31, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$7,509	$6,914
Excess of estimated fair value over contractual principal balance	743	712

Carrying value at estimated fair value	$8,252	$7,626

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans accounted for under the FVO at:

	March 31, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,899	$3,019
Excess of estimated fair value over unpaid principal balance	125	119

Carrying value at estimated fair value	$3,024	$3,138

The following table presents the long-term debt accounted for under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	March 31, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,791	$2,954
Excess of estimated fair value over contractual principal balance	125	114

Carrying value at estimated fair value	$2,916	$3,068

Interest income on both commercial mortgage loans held by CSEs and securities classified as trading and other securities held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and the long-term debt are recognized in net investment gains (losses). See Note 3.

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates and which are categorized as Level 3 measurements.

	Three Months Ended March 31,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$166	$167	$1	$176	$184	$8
Held-for-sale	320	304	(16)	43	43	—

Mortgage loans, net	$486	$471	$(15)	$219	$227	$8

Other limited partnership interests (2)	$10	$7	$(3)	$—	$—	$—
Real estate joint ventures (3)	$5	$2	$(3)	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

Mortgage loans — These impaired mortgage loans are written down to their estimated fair values which are reported as losses. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows.

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million at March 31, 2012. There were no unfunded commitments for these investments at March 31, 2011.

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million at March 31, 2012. There were no unfunded commitments for these investments at March 31, 2011.

Fair Value of Financial Instruments

The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and are excluded from the preceding three level hierarchy table. The estimated fair value of these financial instruments, which are primarily classified in Level 2, approximate carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values, estimated fair values and, for March 31, 2012, their corresponding placement in the fair value hierarchy, for such financial instruments, are summarized as follows:

	March 31, 2012
	Carrying Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,617	$—	$—	$56,188	$56,188
Held-for-sale	2,743	—	—	2,743	2,743

Mortgage loans, net	$56,360	$—	$—	$58,931	$58,931
Policy loans	$11,896	$—	$1,695	$12,374	$14,069
Real estate joint ventures	$122	$—	$—	$181	$181
Other limited partnership interests	$1,272	$—	$—	$1,464	$1,464
Other invested assets	$924	$65	$—	$859	$924
Premiums, reinsurance and other receivables	$4,484	$—	$447	$4,455	$4,902
Other assets	$314	$—	$279	$73	$352
Liabilities:
PABs	$150,903	$—	$—	$160,074	$160,074
Bank deposits	$10,478	$—	$5,573	$4,905	$10,478
Long-term debt	$20,437	$—	$18,422	$4,139	$22,561
Collateral financing arrangements	$4,647	$—	$—	$4,156	$4,156
Junior subordinated debt securities	$3,192	$—	$3,582	$—	$3,582
Other liabilities	$5,965	$—	$3,195	$2,773	$5,968
Separate account liabilities	$52,769	$—	$52,769	$—	$52,769
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$—	$—
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$44	$—	$44

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,777	$56,422
Held-for-sale	4,462	4,462

Mortgage loans, net	$58,239	$60,884
Policy loans	$11,892	$14,213
Real estate joint ventures	$130	$183
Other limited partnership interests	$1,318	$1,656
Other invested assets	$1,434	$1,434
Premiums, reinsurance and other receivables	$4,639	$5,232
Other assets	$310	$308

Liabilities:
PABs	$146,890	$153,304
Bank deposits	$10,507	$10,507
Long-term debt	$20,587	$22,514
Collateral financing arrangements	$4,647	$4,136
Junior subordinated debt securities	$3,192	$3,491
Other liabilities	$4,087	$4,087
Separate account liabilities	$49,610	$49,610

Commitments: (1)
Mortgage loan commitments	$—	$3
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$51

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 10 for additional information on these off-balance sheet obligations.

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Mortgage Loans

The estimated fair values of these mortgage loans are determined as follows:

Mortgage loans held-for-investment. For commercial and agricultural mortgage loans, the estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans, the estimated fair value was primarily determined from observable pricing for similar loans.

Mortgage loans held-for-sale. For these mortgage loans, estimated fair value is determined using independent non-binding broker quotations or values provided by independent valuation specialists, or, when the mortgage loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models similar to those used for mortgage loans held-for-investment.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Policy Loans

Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a DCF model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests

The amounts disclosed in the preceding tables consist of those investments accounted for using the cost method. The estimated fair values for cost method real estate joint ventures and other limited partnership interests are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Other Invested Assets

Other invested assets within the preceding tables are principally comprised of funds withheld, various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications. For funds withheld and for the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on DCF methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.

The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.

Other Assets

Other assets in the preceding tables are primarily composed of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

arrangement as described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

PABs

PABs in the preceding tables include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on DCF methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

Bank Deposits

Due to the frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, the Company has taken into consideration the sale price for the pending disposition of most of the depository business of MetLife Bank to determine the estimated fair value of bank deposits. See Note 2.

Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair values of long-term debt and junior subordinated debt securities are principally valued using market standard valuation methodologies and DCF methodologies. Valuations classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing or other similar techniques that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using DCF methodologies use standard market observable inputs including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues. Valuations classified as Level 3 are based primarily on DCF methodologies that utilize unobservable discount rates applied to the expected future cash flows that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair values of collateral financing arrangements takes into account valuations obtained from the counterparties to the arrangements, as part of the collateral management process.

Capital leases, which are not required to be disclosed at estimated fair value, are excluded from the preceding tables.

Other Liabilities

Other liabilities consist primarily of interest and dividends payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and amounts payable under certain assumed reinsurance agreements are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “—Recurring Fair Value Measurements,” the value of those assets approximates the estimated fair value of the related separate account liabilities. The valuation techniques and inputs for separate account liabilities are similar to those described for separate account assets.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment reflected in the above tables represents the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	Three Months Ended March 31,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
	(In millions)
Balance, beginning of period	$15,240	$9,379	$24,619	$13,377	$11,088	$24,465
Capitalizations	1,364	—	1,364	1,264	—	1,264

Subtotal	16,604	9,379	25,983	14,641	11,088	25,729

Amortization related to:
Net investment gains (losses)	185	7	192	27	3	30
Other expenses	(578)	(328)	(906)	(532)	(437)	(969)

Total amortization	(393)	(321)	(714)	(505)	(434)	(939)

Unrealized investment gains (losses)	(55)	29	(26)	6	(1)	5
Effect of foreign currency translation and other	83	(221)	(138)	94	258	352

Balance, end of period	$16,239	$8,866	$25,105	$14,236	$10,911	$25,147

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$10,557	$10,103	$1,213	$1,211	$11,770	$11,314
Group, Voluntary and Worksite Benefits	748	744	—	—	748	744
Corporate Benefit Funding	83	86	2	3	85	89
Latin America	781	693	377	357	1,158	1,050
Asia	2,950	2,647	6,084	6,553	9,034	9,200
EMEA	1,119	966	1,189	1,254	2,308	2,220
Corporate & Other	1	1	1	1	2	2

Total	$16,239	$15,240	$8,866	$9,379	$25,105	$24,619

7.  Goodwill

In the first quarter of 2012, the Company reorganized its business into three broad geographic regions: The Americas, Asia and EMEA, to better reflect its global reach. See Note 15 for a discussion on the Company’s new segments. As a result of the reorganization, the Company reallocated goodwill from the former segments to the new segments as shown in the below table under “Goodwill Transfers.”

The Company tests goodwill for impairment at least annually at the reporting unit level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For each operating segment, the reporting units were determined to be either the operating segment or the components thereof.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	Effect of Foreign Currency Translation and Other	March 31, 2012
	(In millions)
2011
Insurance Products	$1,414	$(1,414)	$—	$—
Retirement Products	1,692	(1,692)	—	—
Corporate Benefit Funding	900	(900)	—	—
Auto & Home	157	(157)	—	—
Japan	5,371	(5,371)	—	—
Other International Regions	1,996	(1,996)	—	—
Corporate & Other (1)	405	(405)	—	—

2012
Retail Products	—	2,955	—	2,955
Group, Voluntary and Worksite Benefits	—	308	—	308
Corporate Benefit Funding	—	900	—	900
Latin America	—	501	29	530
Asia	—	5,443	(83)	5,360
EMEA	—	1,423	22	1,445
Corporate & Other (1)	—	405	—	405

Total	$11,935	$—	$(32)	$11,903

(1)	At March 31, 2012, the Company’s accumulated goodwill impairment loss was $65 million, which is included in Corporate & Other.

8.  Insurance

Insurance Liabilities

Insurance liabilities were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$62,624	$62,295	$67,207	$69,553	$2,841	$2,807
Group, Voluntary and Worksite Benefits	20,570	20,465	9,242	9,273	3,532	3,378
Corporate Benefit Funding	49,182	49,657	59,157	56,367	212	201
Latin America	6,975	6,299	6,828	6,159	1,600	1,432
Asia	30,817	31,555	61,122	59,578	5,788	5,876
EMEA	7,994	7,728	15,161	14,396	1,585	1,482
Corporate & Other	5,979	6,276	2,096	2,374	471	423

Total	$184,141	$184,275	$220,813	$217,700	$16,029	$15,599

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

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Closed Block Liabilities
Future policy benefits	$43,023	$43,169
Other policy-related balances	341	358
Policyholder dividends payable	532	514
Policyholder dividend obligation	2,700	2,919
Other liabilities	689	613

Total closed block liabilities	47,285	47,573

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	30,216	30,407
Equity securities available-for-sale, at estimated fair value	22	35
Mortgage loans	6,228	6,206
Policy loans	4,651	4,657
Real estate and real estate joint ventures	318	364
Other invested assets	854	857

Total investments	42,289	42,526
Cash and cash equivalents	271	249
Accrued investment income	522	509
Premiums, reinsurance and other receivables	78	109
Current income tax recoverable	27	53
Deferred income tax assets	368	362

Total assets designated to the closed block	43,555	43,808

Excess of closed block liabilities over assets designated to the closed block	3,730	3,765

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	2,237	2,394
Unrealized gains (losses) on derivative instruments, net of income tax	9	11
Allocated to policyholder dividend obligation, net of income tax	(1,755)	(1,897)

Total amounts included in accumulated other comprehensive income (loss)	491	508

Maximum future earnings to be recognized from closed block assets and liabilities	$4,221	$4,273

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$2,919	$876
Change in unrealized investment and derivative gains (losses)	(219)	2,043

Balance, end of period	$2,700	$2,919

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Revenues
Premiums	$498	$535
Net investment income	550	564
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(1)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	—
Other net investment gains (losses)	12	8

Total net investment gains (losses)	11	7
Net derivative gains (losses)	(9)	(18)

Total revenues	1,050	1,088

Expenses
Policyholder benefits and claims	662	689
Policyholder dividends	268	297
Other expenses	45	49

Total expenses	975	1,035

Revenues, net of expenses before provision for income tax expense (benefit)	75	53
Provision for income tax expense (benefit)	27	17

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	48	36
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	4	—

Revenues, net of expenses and provision for income tax expense (benefit) and discontinued operations	$52	$36

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2012. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $125 million.

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

Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs—it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions to dismiss. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the three months ended March 31, 2012 and 2011, MLIC received approximately 1,214 and 1,123 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2012.

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

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries. Since 2008, MetLife, through its affiliate, MetLife Bank, has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board has also stated that it plans to announce monetary penalties against other institutions under its supervision against whom it had issued enforcement actions in 2011, including MetLife, Inc., for deficiencies in servicing of residential mortgage loans and processing foreclosures. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration insured loans.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. The Company is unable to estimate the reasonably possible loss or range of loss arising from the MetLife Bank regulatory matters. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011). On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electricity generating facility, which is solely operated by the lessee, EME Homer City. The complaint sought injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On January 7, 2011, two plaintiffs filed a putative class action titled Scott Jackson and Maria Jackson v. EME Homer City Generation L.P., et al. in the United States District Court for the Western District of Pennsylvania on behalf of a putative class of persons who have allegedly incurred damage to their persons and/or property because of the violations alleged in the action brought by the U.S. Homer City OL6 LLC is a defendant in this action. On October 12, 2011, the court issued an order dismissing the U.S.’s lawsuit with prejudice. The Government entities have appealed from the order granting defendants’ motion to dismiss. On October 13, 2011, the court also issued an order dismissing the federal claims in the putative class actions with prejudice and dismissing the state law claims in the putative class actions without prejudice to re-file in state court. EME Homer City has acknowledged its obligation to indemnify Homer City OL6 LLC for any claims relating to the NOVs. Due to the acknowledged indemnification obligation,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

this matter is not included in the aggregate estimate of range of reasonably possible loss. In a February 13, 2012 letter to EME Homer City, Homer City OL6 LLC and others, the Sierra Club indicated its intent to sue for alleged violations of the Clean Air Act and to seek to enjoin the alleged violations, seek unspecified penalties and attorneys fees, and other relief. Homer City OL6 LLC has served a claim for indemnification on EME Homer City with respect to the February 13, 2012 letter.

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

Metco Site, Hicksville, Nassau County, New York. On February 22, 2012, the New York State Department of Environmental Protection issued a notice to MLIC, as purported successor in interest to New England Mutual, that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. The Company is reviewing the matter.

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

Unclaimed Property Inquiries and Related Litigation

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multi-state targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. At least one other jurisdiction is pursuing a similar market conduct exam and it is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multi-state market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that are conducting the audits referenced above and with the states most directly involved in the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

targeted market conduct exam referenced above to resolve the audits and the examination. The effectiveness of each agreement is conditioned upon the approval of a specified number of jurisdictions. Pursuant to the settlement to resolve the audits, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, and, to the extent that it is unable to locate owners of amounts payable, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the settlements, the Company will, among other things, adopt specified procedures for identifying liabilities under life insurance, annuity, and retained asset contracts, for seeking to contact and pay beneficiaries under such liabilities, and for escheating unclaimed property to appropriate states. Additionally, the Company has agreed to make a multi-state examination payment in the amount of $40 million to be allocated among the settling states. Therefore, in the first quarter of 2012, the Company recorded a $52 million after tax charge for such multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until January 18, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $1.6 billion. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $110,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint, and intends to defend this action vigorously.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (District Court, County of Hennepin, MN, filed January 31, 2011). Alleging that MetLife, Inc. and another company have violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator has brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until March 22, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, is $228 million. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $130,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint, and intends to defend this action vigorously.

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

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to vigorously defend these actions. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations.

Total Control Accounts Litigation and Regulatory Actions

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

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010). This putative class action lawsuit raises a breach of contract claim arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance (“FEGLI”) program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On April 28, 2011, the court denied MLIC’s motion to dismiss.

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

Various state regulators have also taken actions with respect to retained asset accounts. The New York Insurance Department issued a circular letter on March 29, 2012 stating that an insurer should only use a retained asset account when a policyholder or beneficiary affirmatively chooses to receive life insurance proceeds through such an account and providing for certain disclosures to a beneficiary, including that payment by a single check is an option. The Minnesota Department of Commerce, in connection with an ongoing market conduct exam, has issued a proposed consent order to the Company regarding the Company’s use of TCAs.

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

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and ERISA claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. MLIC has filed a motion to dismiss.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Italy Fund Redemption Suspension Complaints and Litigation. As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings LLC, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.9 billion and $4.0 billion at March 31, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $184 million and $5.6 billion at March 31, 2012 and December 31, 2011, respectively. The Company

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Notes 2 and 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $4.3 billion and $4.1 billion at March 31, 2012 and December 31, 2011, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at March 31, 2012 and December 31, 2011, respectively.

Guarantees

During the three months ended March 31, 2012, the Company recorded $2 million of additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $7 million and $5 million at March 31, 2012 and December 31, 2011, respectively, for indemnities, guarantees and commitments.

11.  Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Service costs	$56	$47	$20	$16	$5	$4	$—	$1
Interest costs	101	101	4	4	26	26	1	1
Expected return on plan assets	(121)	(112)	(2)	(2)	(19)	(19)	—	(1)
Amortization of net actuarial (gains) losses	49	49	—	—	14	11	—	—
Amortization of prior service costs (credit)	2	1	—	—	(26)	(27)	—	—

Net periodic benefit costs	$87	$86	$22	$18	$—	$(5)	$1	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.  Equity

Stock-Based Compensation Plans

Payout of 2009—2011 Performance Shares

Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors. Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 1,791,609 Performance Shares associated with that performance period that vested on December 31, 2011 and, as a result, 2,024,518 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) will be issued, aside from shares that payees choose to defer, during the second quarter of 2012.

Payout of 2009—2011 Performance Units

Vested Performance Units are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance in change in annual net operating earnings and total shareholder return over the applicable three-year performance period compared to the performance of its competitors. Final Performance Units which are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 51,144 Performance Units associated with that performance period that vested on December 31, 2011 and, as a result, the cash value of 57,793 units will be paid during the second quarter of 2012.

13.  Other Expenses

Information on other expenses was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Compensation	$1,494	$1,327
Pension, postretirement and postemployment benefit costs	118	95
Commissions	1,557	1,416
Volume-related costs	92	83
Interest credited to bank deposits	21	23
Capitalization of DAC	(1,364)	(1,264)
Amortization of DAC and VOBA	714	939
Amortization of negative VOBA	(155)	(183)
Interest expense on debt and debt issuance costs	358	415
Premium taxes, licenses and fees	199	135
Professional services	415	283
Rent, net of sublease income	120	107
Other	752	714

Total other expenses	$4,321	$4,090

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Capitalization of DAC and Amortization of DAC and VOBA

See Note 6 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization. See also Note 9 for a description of the DAC amortization impact associated with the closed block. See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Costs Related to the Acquisition of ALICO

Integration-Related Expenses

Integration-related costs were $85 million and $68 million for the three months ended March 31, 2012 and 2011, respectively. Integration-related costs represent costs directly related to integrating American Life and Delaware American Life Insurance Company (collectively, “ALICO”), including expenses for consulting, rebranding and the integration of information systems. Such costs have been expensed as incurred and as the integration of ALICO is an enterprise-wide initiative, these expenses are reported within Corporate & Other.

Restructuring Charges

As part of the integration of ALICO’s operations, management initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Estimated restructuring charges may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges, including severance, contract termination costs and other associated costs through the year ended December 31, 2013. However, such restructuring plans are not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2012.

Restructuring charges associated with restructuring plans related to the acquisition of ALICO are included in other expenses within Corporate & Other. Such restructuring charges included:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$13	$10
Restructuring charges	3	17
Cash payments	(5)	(14)

Balance, end of period	$11	$13

Restructuring charges incurred in current period	$3	$17

Total restructuring charges incurred since inception of restructuring plans	$59	$27

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.  Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2012	2011
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,064,252,898	1,058,517,978
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	2,550,138
Exercise or issuance of stock-based awards (2)	—	8,455,420

Weighted average common stock outstanding for diluted earnings per common share	1,064,252,898	1,069,523,536

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$(134)	$924
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	24	7
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	—	146

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(188)	$741

Basic	$(0.17)	$0.70

Diluted	$(0.17)	$0.70

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$14	$(40)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$14	$(40)

Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

Net Income (Loss):
Net income (loss)	$(120)	$884
Less: Net income (loss) attributable to noncontrolling interests	24	7
Less: Preferred stock dividends	30	30
Preferred stock redemption premium	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$701

Basic	$(0.16)	$0.66

Diluted	$(0.16)	$0.66

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

See Note 14 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the Company’s common equity units. For the three months ended March 31, 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

(2)

For the three months ended March 31, 2012, 6,627,984 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as to include such assumed shares would be anti-dilutive.

15.  Business Segment Information

As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail Products; Group, Voluntary and Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities. Prior period results have been revised in connection with this reorganization.

The Americas. The Americas consists of the following segments:

•

Retail Products. The Retail Products segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life and Annuities. Life insurance products and services include variable life, universal life, term life and whole life products. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.

•

Group, Voluntary and Worksite Benefits. The Group, Voluntary and Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three businesses: Group Life, Non-Medical Health and Property & Casualty. Group Life insurance products and services include variable life, universal life and term life products. Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care, critical illness and accidental death & dismemberment coverages. Property & Casualty provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

•

Corporate Benefit Funding. The Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets.

•

Latin America. The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit life insurance, annuities, endowment and retirement & savings products.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Asia. The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident and health insurance, fixed and variable annuities and endowment products.

EMEA. The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, credit life insurance, annuities, endowment and retirement & savings products.

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance for a Japan domiciled life insurance company, a former joint venture of the Company. These in-force reinsurance agreements reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank (see Note 2) and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition and integration costs.

In 2011, management modified its definition of operating earnings to exclude the impacts of Divested Businesses, which includes certain operations of MetLife Bank and the Caribbean Business, as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior period results for Corporate & Other have been increased by $27 million, net of $16 million of income tax, and prior period results for Latin America have been decreased by $4 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2011. As a result of the modified definition, prior period consolidated operating earnings increased by $23 million, net of $14 million of income tax, for the three months ended March 31, 2011.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months ended March 31, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.

The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended March 31, 2012	Retail Products	Group, Voluntary and Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,136	$4,073	$507	$686	$6,402	$1,947	$744	$14	$9,107	$22	$9,129
Universal life and investment-type product policy fees	1,114	166	51	196	1,527	323	119	40	2,009	69	2,078
Net investment income	1,856	491	1,401	299	4,047	653	185	200	5,085	1,115	6,200
Other revenues	205	112	64	5	386	16	36	51	489	108	597
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(110)	(110)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,978)	(1,978)

Total revenues	4,311	4,842	2,023	1,186	12,362	2,939	1,084	305	16,690	(774)	15,916

Expenses
Policyholder benefits and claims and policyholder dividends	1,902	3,639	1,092	592	7,225	1,269	434	11	8,939	508	9,447
Interest credited to policyholder account balances	596	42	339	100	1,077	427	35	—	1,539	1,018	2,557
Capitalization of DAC	(405)	(102)	(7)	(84)	(598)	(561)	(203)	—	(1,362)	(2)	(1,364)
Amortization of DAC and VOBA	333	101	10	55	499	355	164	—	1,018	(304)	714
Amortization of negative VOBA	—	—	—	(2)	(2)	(130)	(5)	—	(137)	(18)	(155)
Interest expense on debt	—	—	2	1	3	1	—	309	313	45	358
Other expenses	1,256	716	128	326	2,426	1,122	540	203	4,291	477	4,768

Total expenses	3,682	4,396	1,564	988	10,630	2,483	965	523	14,601	1,724	16,325

Provision for income tax expense (benefit)	221	142	161	50	574	159	43	(180)	596	(871)	(275)

Operating earnings	$408	$304	$298	$148	$1,158	$297	$76	$(38)	1,493

Adjustments to:
Total revenues									(774)
Total expenses									(1,724)
Provision for income tax (expense) benefit									871

Income (loss) from continuing operations, net of income tax									$(134)		$(134)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended March 31, 2011	Retail Products	Group, Voluntary and Work site Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
						(In millions)
Revenues
Premiums	$1,025	$3,976	$423	$594	$6,018	$1,803	$697	$14	$8,532	$22	$8,554
Universal life and investment-type product policy fees	991	159	54	189	1,393	297	104	38	1,832	57	1,889
Net investment income	1,808	485	1,386	166	3,845	513	173	252	4,783	530	5,313
Other revenues	182	101	60	4	347	12	26	83	468	98	566
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(99)	(99)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(315)	(315)

Total revenues	4,006	4,721	1,923	953	11,603	2,625	1,000	387	15,615	293	15,908

Expenses
Policyholder benefits and claims and policyholder dividends	1,779	3,594	1,020	424	6,817	1,198	408	16	8,439	170	8,609
Interest credited to policyholder account balances	591	43	335	91	1,060	380	39	—	1,479	445	1,924
Capitalization of DAC	(421)	(122)	(12)	(75)	(630)	(451)	(181)	—	(1,262)	(2)	(1,264)
Amortization of DAC and VOBA	338	114	5	47	504	329	164	—	997	(58)	939
Amortization of negative VOBA	—	—	—	(2)	(2)	(146)	(15)	—	(163)	(20)	(183)
Interest expense on debt	—	—	2	—	2	1	1	319	323	92	415
Other expenses	1,197	692	126	309	2,324	990	458	118	3,890	293	4,183

Total expenses	3,484	4,321	1,476	794	10,075	2,301	874	453	13,703	920	14,623

Provision for income tax expense (benefit)	181	127	158	38	504	100	47	(87)	564	(203)	361

Operating earnings	$341	$273	$289	$121	$1,024	$224	$79	$21	1,348

Adjustments to:
Total revenues									293
Total expenses									(920)
Provision for income tax (expense) benefit									203

Income (loss) from continuing operations, net of income tax									$924		$924

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$309,594	$295,012
Group, Voluntary and Worksite Benefits	50,927	51,776
Corporate Benefit Funding	202,750	195,217
Latin America	23,270	20,315
Asia	114,875	112,955
EMEA	34,927	32,891
Corporate & Other	83,261	88,060

Total	$819,604	$796,226

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

Operating revenues from U.S. operations were $11.3 billion and $10.9 billion for the three months ended March 31, 2012 and 2011, respectively, which represented 68% and 70%, respectively, of consolidated operating revenues.

16.  Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $14 million and $21 million for the three months ended March 31, 2012 and 2011, respectively.

The carrying value of real estate related to discontinued operations was $12 million and $114 million at March 31, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operations

During the first quarter of 2011, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”), to a third party, and the sale occurred in November 2011. See Note 2 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report. The following table presents the amounts related to the operations of MetLife Taiwan that have been reflected as discontinued operations in the interim condensed consolidated statement of operations and comprehensive income:

Three Months Ended March 31, 2011
(In millions)
Total revenues	$107
Total expenses	98

Income (loss) before provision for income tax	9
Provision for income tax expense (benefit)	3

Income (loss) from operations of discontinued operations, net of income tax	6
Net investment gain (loss), net of income tax	(67)

Income (loss) from discontinued operations, net of income tax	$(61)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) filed with the U.S. Securities and Exchange Commission, the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition and integration costs.

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

In 2011, management modified its definition of operating earnings to exclude the impacts of Divested Businesses, which includes certain operations of MetLife Bank, National Association (“MetLife Bank”) and our insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”), as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior period results for Corporate & Other have been increased by $27 million, net of $16 million of income tax, and prior period results for Latin America have been decreased by $4 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2011. As a result of the modified definition, prior period consolidated operating earnings increased by $23 million, net of $14 million of income tax, for the three months ended March 31, 2011.

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. The transaction is subject to the receipt of regulatory approvals from the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions (the “Utah DFI”) and to the satisfaction of other customary closing conditions. GE Capital Financial Inc. has filed applications with the FDIC and the Utah DFI seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed applications with the OCC seeking approval to change the composition of substantially all of MetLife Bank’s assets and with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Financial Inc. of the deposits to be transferred to it). The parties have responded to questions on their applications from the staff of the OCC, the FDIC and the Utah DFI, and are awaiting action by these regulators on their applications. In January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages. In conjunction with these events, for the three months ended March 31, 2012, the Company recorded a net gain of $7 million, net of income tax, which included gains on securities and mortgage loans sold, partially offset by impairments on mortgage loans, lease impairments and other employee-related charges. Additionally, in April 2012, MetLife, Inc. announced that it is exiting the reverse mortgage origination business and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio (together with MetLife Bank’s pending actions to exit the depository business, including the aforementioned December 2011 agreement, and the exit of originating forward residential mortgages, the “MetLife Bank Events”). The transaction is subject to certain regulatory and other customary closing conditions.

Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. The Company expects to incur additional charges of $77 million to $115 million, net of income tax, during the remainder of 2012, related to the MetLife Bank Events, with no expected impact on the Company’s operating earnings. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Additionally, the impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to the prior period.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia, Europe, the Middle East and Africa. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, property & casualty insurance, and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail Products; Group, Voluntary and Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

Our Retail Products segment includes our Life and Annuities businesses, which were previously reported in our former Insurance Products and Retirement Products segments, respectively. In addition, our Group, Voluntary and Worksite Benefits segment includes our Group Life and Non-Medical Health businesses, which were previously reported in our former Insurance Products segment. Our former Auto & Home segment has been renamed Property & Casualty and is now reported in our Group, Voluntary and Worksite Benefits segment. Our Corporate Benefit Funding segment remains essentially unchanged from prior periods. Also, our Asia segment includes the results previously reported in our former Japan segment. Lastly, various regions previously reported in our former Other International Regions segment are now reported in our Latin America, Asia, and EMEA segments.

The Americas. The Americas consists of the following segments:

•

Retail Products.  Our Retail Products segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life and Annuities. Life insurance products and services include variable life, universal life, term life and whole life products. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.

•

Group, Voluntary and Worksite Benefits.  Our Group, Voluntary and Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three businesses: Group Life, Non-Medical Health and Property & Casualty. Group Life insurance products and services include variable life, universal life and term life products. Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care (“LTC”), critical illness and accidental death & dismemberment coverages. Property & Casualty provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

•

Corporate Benefit Funding. Our Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets.

•

Latin America. Our Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit life insurance, annuities, endowment and retirement & savings products.

Asia. Our Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident and health insurance, fixed and variable annuities and endowment products.

EMEA. Our EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, credit life insurance, annuities, endowment and retirement & savings products.

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance for a Japan domiciled life insurance company, a former joint venture of the Company. These in-force reinsurance agreements reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Also in the first quarter of 2012, the Company adopted new guidance regarding accounting for DAC. See Note 1 of the Notes to the Interim Condensed Financial Statements for further information. As a result, prior period results have been revised in connection with the Company’s reorganization and the retrospective application of the first quarter 2012 adoption of new guidance regarding accounting for DAC.

We continue to experience an increase in market share and sales in several of our businesses; however, the general economic conditions, while showing slow, but steady improvement, continue to negatively impact the demand for some of our products. Higher investment yields were realized from both investing in longer duration and higher yielding assets, as well as market factors; however, equity market movements and volatility coupled with rising long-term interest rates resulted in significant derivative losses.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Income (loss) from continuing operations, net of income tax	$(134)	$924
Less: Net investment gains (losses)	(110)	(99)
Less: Net derivative gains (losses)	(1,978)	(315)
Less: Other adjustments to continuing operations (1)	(410)	(213)
Less: Provision for income tax (expense) benefit	871	203

Operating earnings	1,493	1,348
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$1,463	$1,318

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2012, income (loss) from continuing operations, net of income tax, decreased $1.1 billion to a loss of $134 million in the current period from income of $924 million in the prior period. The change was predominantly due to a $1.7 billion unfavorable change in net derivative gains (losses), before income tax, partially offset by a $145 million favorable change in operating earnings available to common shareholders.

The unfavorable change in net derivative gains (losses) of $1.1 billion was primarily driven by the impact of higher interest rates on freestanding derivatives and the narrowing of MetLife, Inc.’s credit spreads on embedded derivative liabilities associated with the adjustment for non-performance risk.

The $145 million increase in operating earnings available to common shareholders was primarily driven by strong mortality results and favorable claims experience. In addition, market factors contributed to higher investment yields, as well as lower average crediting rates. Net cash flows from operations and reinvestment proceeds, which includes a portion of the ALICO portfolio, have been invested in longer duration and higher yielding assets, including privately-placed investments, which also improved yields. Current period results include a $52 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements.

Consolidated Company Outlook

In 2012, we expect a solid improvement in the operating earnings of the Company over 2011, driven primarily by the following:

•	Premiums, fees and other revenues growth in 2012 is expected to be driven by:

–	Rational pricing strategy in the group insurance marketplace;

–

Higher fees earned on separate accounts primarily due to favorable net flows of variable annuities, which are expected to remain strong in 2012, thereby increasing the value of those separate accounts; and

–	Increases in our businesses outside of the U.S., notably accident and health, from continuing organic growth throughout our various geographic regions.

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2012; however, unanticipated catastrophes, similar to those that occurred during 2011, could result in a high volume of weather-related claims.

•

Focus on expense management. We continue to focus on expense control throughout the Company, and managing the costs associated with the integration of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”).

•	Continued disciplined approach to investing and asset/liability management, including significant hedging to protect against low interest rates.

As a result of new financial accounting guidance for DAC which we adopted in the first quarter of 2012, we estimate that there will be a negative impact on our 2012 operating earnings primarily in the Asia segment, with no impact on our future cash flows. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Financial and Economic Environment.  Our business and results of operations are materially affected by conditions in the global capital markets and the economy. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.

During the first quarter of 2012, concerns about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to their sovereign debt, continued to create market volatility. See “— Investments — Current Environment” for information regarding credit ratings downgrades and support programs for Europe’s perimeter region. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligation or have to restructure their outstanding debt, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in perimeter European countries could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition

and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” in the 2011 Annual Report. See also “— Investments — Current Environment” for information about European region support programs, ratings actions and our exposure to obligations of European governments and private obligors.

Although the downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. Fitch Ratings (“Fitch”) warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” in the 2011 Annual Report.

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

In addition, Moody’s Investors Service (“Moody’s”) announced that it is reviewing the long-term ratings and standalone credit for a number of banks and securities firms with global capital markets operations. We are continuing to assess the impact of potential downgrades to such institutions that may result from the review by Moody’s. However, we do not expect these potential downgrades by Moody’s to have a material adverse effect on our business, results of operations and financial condition.

As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (the “FRB of NY” and, collectively with the Federal Reserve Board, the “Federal Reserve”). The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. In January 2012, the Federal Reserve Board announced its plans to keep interest rates low until at least through late 2014, 18 months longer than previously planned in order to revive the slow recovery from stressed economic conditions. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” in the 2011 Annual Report and “— Investments — Current Environment.”

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

Regulatory Developments.  The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2011 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which have begun to be implemented, but which are not scheduled to be completed for several years. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the 2011 Annual Report.

As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines, as is MetLife, Inc., as a bank holding company. In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. The transaction is subject to the receipt of regulatory approvals from the OCC, the FDIC and the Utah DFI and to the satisfaction of other customary closing conditions. GE Capital Financial Inc. has filed applications with the FDIC and the Utah DFI seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed applications with the OCC seeking approval to change the composition of substantially all of MetLife Bank’s assets and with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Financial Inc. of the deposits to be transferred to it). The parties have responded to questions on their applications from the staff of the OCC, the FDIC and the Utah DFI, and are awaiting action by these regulators on their applications. In January 2012, MetLife, Inc. announced it is exiting the business of originating forward residential mortgages. In April 2012, MetLife, Inc. announced it is exiting the reverse mortgage origination business and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the Financial Stability Oversight Council (“FSOC”) designates MetLife, Inc. as a non-bank financial company subject to enhanced supervision by the Federal Reserve Board (a “non-bank systemically important financial institution” or “non-bank SIFI”) (as discussed below), it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as enhanced prudential standards required by Dodd-Frank (“Regulation YY”) (as discussed below). In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If MetLife, Inc. meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. As of March 31, 2012, MetLife, Inc. met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds.

In December 2010, the Basel Committee on Banking Supervision published its final rules for increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S. banking regulators, they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed under Basel III, Dodd-Frank and Regulation YY, as long as MetLife, Inc. remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution. The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks, which are to be phased in for U.S. banks beginning January 2016 if they are endorsed and adopted by the U.S. banking regulators. As currently proposed, this surcharge would not apply to global non-bank systemically important financial institutions. However, international regulatory bodies are currently engaged in evaluating standards to identify such companies and to develop a regulatory regime that would apply to them, which may include enhanced capital requirements or other measures. The ability of MetLife Bank and MetLife, Inc. to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the endorsement and adoption by the U.S. of Basel III and other regulatory initiatives. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

In April 2011, the Federal Reserve Board and the FDIC proposed a rule regarding the implementation of the Dodd-Frank requirement that (i) each non-bank SIFI and each bank holding company with assets of $50 billion or more report periodically to the Federal Reserve Board, the FDIC and the FSOC the plan of such company for rapid and orderly resolution in the event of material financial distress or failure, and (ii) that each such company report on the nature and extent of credit exposures of such company to significant bank holding companies and significant non-bank financial companies and the nature and extent of credit exposures of significant bank holding companies and significant non-bank financial companies to such covered company. In November 2011, the Federal Reserve Board and the FDIC adopted a final rule implementing the resolution plan requirement, effective November 30, 2011, but deferred finalizing the credit exposure reporting requirement until a later date. The resolution plan requirement would apply to MetLife, Inc. if it remains a bank holding company on July 1, 2012, or if, in the future, it is designated by the FSOC as a non-bank SIFI.

In December 2011, the Federal Reserve Board issued a notice of proposed rulemaking relating to Regulation YY. Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. Regulation YY would impose (i) enhanced risk-based capital requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. As proposed, Regulation YY would apply the same enhanced regulatory standards to non-bank SIFIs as would apply to systemically important banks; the Federal Reserve Board has solicited comments on the appropriateness of this treatment. For further information regarding enhanced prudential standards and Regulation YY, see “Business — U.S. Regulation — Dodd Frank and Other Legislative and Regulatory Developments – Enhanced Prudential Standards” in the 2011 Annual Report.

Dodd-Frank also includes provisions that may impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Such provisions include the regulation of the over-the-counter (“OTC”) derivatives markets and the prohibitions on covered banking entities engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” in the 2011 Annual Report.

The Federal Reserve’s capital plan rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large holding companies, including MetLife, Inc. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement

Policies May Reduce Our Profitability and Limit Our Growth.” In January 2012, MetLife submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plan rule, and additional information required by the 2012 CCAR. The capital plan projected MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of the 2012 CCAR. In March 2012, the Federal Reserve, based on its assessment, objected to the incremental capital actions described in MetLife’s capital distribution plan, which included a proposed stock repurchase and dividend increase.

Mortgage and Foreclosure-Related Exposures.  In 2008, MetLife Bank acquired certain assets to enter the forward and reverse residential mortgage origination and servicing business, including rights to service residential mortgage loans. MetLife Bank began originating mortgage loans which were typically sold to investors shortly after origination. At various times since then, including most recently in the third quarter of 2010, MetLife Bank has acquired additional residential mortgage loan servicing rights. In January 2012, MetLife, Inc. announced that it is exiting the business of originating forward residential mortgages, but will continue to service its existing forward mortgage customers. In April 2012, MetLife, Inc. announced it is exiting the reverse mortgage origination business and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. The Company will no longer accept new reverse mortgage loan applications and registrations. MetLife Bank continues to have obligations to repurchase loans or compensate for losses upon demand by investors due to defects in servicing of the loans or a determination that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights (“MSRs”) that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). MetLife Bank has originated and sold conventional residential mortgage loans primarily to FNMA and FHLMC and government residential mortgage loans (insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs) into mortgage-backed securities guaranteed by Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Currently 99.5% of MetLife Bank’s $82.6 billion servicing portfolio consists of Agency Investors’ product. Other than repurchase obligations which are subject to indemnification by sellers of acquired assets as described above, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $60.9 billion of loans originated by MetLife Bank (all of which have been originated since August 2008). Reserves for representation and warranty repurchases and indemnifications were $74 million and $69 million at March 31, 2012 and December 31, 2011, respectively. MetLife Bank is exposed to losses due to servicing deficiencies on loans originated and sold, as well as servicing acquired, to the extent such servicing deficiencies occurred after the date of acquisition. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

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

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board has also stated that it plans to announce monetary penalties against other institutions under its supervision against whom it had issued enforcement actions in 2011, including MetLife, Inc., for deficiencies in servicing of residential mortgage loans and processing foreclosures. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration insured loans.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment, if any;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets;

(viii)	measurement of employee benefit plan liabilities; and

(ix)	liabilities for litigation and regulatory matters.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2011 Annual Report.

Also, for a discussion of the new accounting guidance on DAC, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Capitalization of Deferred Policy Acquisition Costs

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. The Company utilizes various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.

The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Acquisitions and Dispositions

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses. In the U.S., the economy has shown signs of slow, but steady improvement, and as a result, our group term life and disability businesses exhibited growth from new sales, and our dental business continued to benefit from strong enrollments and renewals. Sales of annuities declined in response to actions taken to manage sales volume in order to strike the right balance among growth, profitability and risk. Market penetration continues in our pension closeout business in the U.K. and, despite the adverse impacts of poor equity market returns and lower interest rates, sales of our domestic pension closeouts have improved. Policy sales of our property and casualty products decreased as the housing and automobile markets remained sluggish, however average premiums for new policies increased. Even with the impact of the earthquake and tsunami, our sales results in Japan remain strong. We also experienced steady growth and improvement in sales of the majority of our products abroad.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$9,129	$8,554	$575	6.7%
Universal life and investment-type product policy fees	2,078	1,889	189	10.0%
Net investment income	6,200	5,313	887	16.7%
Other revenues	597	566	31	5.5%
Net investment gains (losses)	(110)	(99)	(11)	(11.1)%
Net derivative gains (losses)	(1,978)	(315)	(1,663)

Total revenues	15,916	15,908	8	0.1%

Expenses
Policyholder benefits and claims and policyholder dividends	9,447	8,609	838	9.7%
Interest credited to policyholder account balances	2,557	1,924	633	32.9%
Capitalization of DAC	(1,364)	(1,264)	(100)	(7.9)%
Amortization of DAC and VOBA	714	939	(225)	(24.0)%
Amortization of negative VOBA	(155)	(183)	28	15.3%
Interest expense on debt	358	415	(57)	(13.7)%
Other expenses	4,768	4,183	585	14.0%

Total expenses	16,325	14,623	1,702	11.6%

Income (loss) from continuing operations before provision for income tax	(409)	1,285	(1,694)
Provision for income tax expense (benefit)	(275)	361	(636)

Income (loss) from continuing operations, net of income tax	(134)	924	(1,058)
Income (loss) from discontinued operations, net of income tax	14	(40)	54

Net income (loss)	(120)	884	(1,004)
Less: Net income (loss) attributable to noncontrolling interests	24	7	17

Net income (loss) attributable to MetLife, Inc.	(144)	877	(1,021)
Less: Preferred stock dividends	30	30	—	—%
Preferred stock redemption premium	—	146	(146)	(100.0)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$701	$(875)

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2012, income (loss) from continuing operations, net of income tax, decreased $1.1 billion to a loss of $134 million primarily driven by an unfavorable change in net derivative gains (losses) and increased net investment losses, net of related adjustments, principally associated with DAC and VOBA amortization. Also included in income (loss) from continuing operations, net of income tax, are the results of the Divested Businesses.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances.

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

The unfavorable change in net derivative gains (losses) of $1.1 billion, from losses of $205 million in the first quarter of 2011 to losses of $1.3 billion in the current period, was driven by an unfavorable change in freestanding derivatives of $1.7 billion, which was partially offset by a favorable change in embedded derivatives of $573 million primarily associated with variable annuity minimum benefit guarantees. The $1.7 billion unfavorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and decreased volatility, and rising long-term interest rates. The impact of equity market movements and decreased volatility in the first quarter of 2012 compared to the prior period had a negative impact of $991 million on our equity derivatives, which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Long-term interest rates increased more in the first quarter of 2012 than in the prior period which had a negative impact of $628 million on our interest rate derivatives, $200 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). These embedded derivatives also include an adjustment for non-performance risk of the related liabilities carried at estimated fair value. The $573 million favorable change in embedded derivatives was primarily attributable to hedged risks relating to changes in market factors of $1.2 billion and a favorable change in other unhedged non-market risks of $66 million, partially offset by an unfavorable change in unhedged risks for changes in the adjustment for non-performance risk of $760 million. The aforementioned $1.2 billion favorable change in embedded derivatives was substantially offset by unfavorable changes on freestanding derivatives that hedge these risks, which are described in the preceding paragraphs.

The increase in net investment losses primarily reflects increased impairments on fixed maturity and equity securities, the majority of which is in the utility and financial services industries, and losses on sales of equity securities, partially offset by gains on fixed maturity securities sold in connection with the planned disposition of MetLife Bank.

Income (loss) from continuing operations, net of income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $79 million to a loss of $102 million in the first quarter of 2012 compared to a loss of $23 million in the prior period. Included in this loss was an increase in total expenses of $124 million, partially offset by an increase in total revenues of $45 million. As previously mentioned, the Divested Businesses include certain operations of MetLife Bank and the Caribbean Business.

Income tax benefit for the three months ended March 31, 2012 was $275 million, or 67% of income (loss) from continuing operations before benefit for income tax, compared with income tax expense of $361 million, or 28% of income (loss) from continuing operations before provision for income tax, for the prior period. The Company’s first quarter 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $145 million to $1.5 billion for the first quarter of 2012 from $1.3 billion in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Three Months Ended March 31, 2012

	Retail Products	Group, Voluntary and Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$44	$30	$89	$129	$215	$104	$(745)	$(134)
Less: Net investment gains (losses)	66	(6)	(98)	3	(103)	7	21	(110)
Less: Net derivative gains (losses)	(522)	(379)	(243)	37	(30)	29	(870)	(1,978)
Less: Other adjustments to continuing operations (1)	(104)	(38)	21	(69)	(6)	18	(232)	(410)
Less: Provision for income tax (expense) benefit	196	149	111	10	57	(26)	374	871

Operating earnings	$408	$304	$298	$148	$297	$76	(38)	1,493

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(68)	$1,463

Three Months Ended March 31, 2011

	Retail Products	Group, Voluntary and Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$259	$195	$239	$110	$168	$51	$(98)	$924
Less: Net investment gains (losses)	35	11	12	20	(126)	(54)	3	(99)
Less: Net derivative gains (losses)	(74)	(99)	(130)	(5)	56	19	(82)	(315)
Less: Other adjustments to continuing operations (1)	(86)	(32)	41	(9)	(14)	(13)	(100)	(213)
Less: Provision for income tax (expense) benefit	43	42	27	(17)	28	20	60	203

Operating earnings	$341	$273	$289	$121	$224	$79	21	1,348

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(9)	$1,318

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended March 31, 2012

	Retail Products	Group, Voluntary and Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$3,840	$4,419	$1,711	$1,302	$3,317	$1,579	$(252)	$15,916
Less: Net investment gains (losses)	66	(6)	(98)	3	(103)	7	21	(110)
Less: Net derivative gains (losses)	(522)	(379)	(243)	37	(30)	29	(870)	(1,978)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(5)		—	—	(1)	—	—	(6)
Less: Other adjustments to revenues (1)	(10)	(38)	29	76	512	459	292	1,320

Total operating revenues	$4,311	$4,842	$2,023	$1,186	$2,939	$1,084	$305	$16,690

Total expenses	$3,771	$4,396	$1,572	$1,133	$3,000	$1,406	$1,047	$16,325
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(191)	—	—	—	(1)	—	—	(192)
Less: Other adjustments to expenses (1)	280	—	8	145	518	441	524	1,916

Total operating expenses	$3,682	$4,396	$1,564	$988	$2,483	$965	$523	$14,601

Three Months Ended March 31, 2011

	Retail Products	Group, Voluntary and Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$3,969	$4,601	$1,846	$1,006	$2,799	$1,105	$582	$15,908
Less: Net investment gains (losses)	35	11	12	20	(126)	(54)	3	(99)
Less: Net derivative gains (losses)	(74)	(99)	(130)	(5)	56	19	(82)	(315)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	—	—	—	(3)
Less: Other adjustments to revenues (1)	5	(32)	41	38	244	140	274	710

Total operating revenues	$4,006	$4,721	$1,923	$953	$2,625	$1,000	$387	$15,615

Total expenses	$3,572	$4,321	$1,476	$841	$2,559	$1,027	$827	$14,623
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(28)	—	—	—	—	—	—	(28)
Less: Other adjustments to expenses (1)	116	—	—	47	258	153	374	948

Total operating expenses	$3,484	$4,321	$1,476	$794	$2,301	$874	$453	$13,703

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results - Operating

	Three Months Ended March 31,		Change	% Change
	2012	2011
		(In millions)
OPERATING REVENUES
Premiums	$9,107	$8,532	$575	6.7%
Universal life and investment-type product policy fees	2,009	1,832	177	9.7%
Net investment income	5,085	4,783	302	6.3%
Other revenues	489	468	21	4.5%

Total operating revenues	16,690	15,615	1,075	6.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	8,939	8,439	500	5.9%
Interest credited to policyholder account balances	1,539	1,479	60	4.1%
Capitalization of DAC	(1,362)	(1,262)	(100)	(7.9)%
Amortization of DAC and VOBA	1,018	997	21	2.1%
Amortization of negative VOBA	(137)	(163)	26	16.0%
Interest expense on debt	313	323	(10)	(3.1)%
Other expenses	4,291	3,890	401	10.3%

Total operating expenses	14,601	13,703	898	6.6%

Provision for income tax expense (benefit)	596	564	32	5.7%

Operating earnings	1,493	1,348	145	10.8%
Less: Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$1,463	$1,318	$145	11.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Favorable morality and claims experience coupled with stronger investments results were the primary drivers of the increase in operating earnings. These positive impacts on operating earnings were partially offset by a $52 million charge taken in the first quarter of 2012 representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. In addition, changes in foreign currency exchange rates had a slightly negative impact on results compared to the prior period.

We experienced favorable mortality results in our Retail Products and Corporate Benefit Funding segments, as well as favorable claims experience in our Group, Voluntary & Worksite Benefits, Asia, EMEA and Latin America segments, which combined, improved operating earnings by $63 million.

Higher investment yields were realized from both investing in longer duration and higher yielding assets, including privately-placed investments, as well as market factors. Net cash flows from operations and reinvestment proceeds, which includes a portion of the ALICO portfolio have been invested in longer duration and higher yielding assets. Market factors also increased yields, reflecting improving real estate markets, partially offset by lower returns in the fourth quarter 2011 equity markets on our private equity investments, whose results are generally reported on a three-month lag. Higher investment returns resulted in an $75 million increase in operating earnings. In addition, the continued low interest rate environment has resulted in a decrease in average crediting rates on our annuity and funding agreement businesses, partially offset by an increase in interest credited resulting from our international businesses and the impact of derivatives that are used to hedge certain liabilities; the net impact of these items improved operating earnings by $6 million.

In the first quarter of 2012, we benefited from strong sales as well as growth and higher persistency in our business across many of our products. As a result, we experienced growth in both our average separate account assets and our investment portfolio. The growth in the average separate account assets generated higher policy fee income of $116 million. The growth in our investment portfolio generated higher net investment income of $88 million. Since many of our products are interest spread-based, the growth in our individual life, LTC and structured settlement businesses also resulted in a $59 million increase to interest credited expenses. These increased sales also generated an increase in commissions of $104 million, which was largely offset by an increase of $89 million in related DAC capitalization. In addition, other non-variable expenses increased $74 million and DAC amortization was up $54 million due to growth in our existing businesses. Finally, a new sales distribution channel in India and the fourth quarter 2011 purchase of a Turkish life insurance and pension company contributed $22 million to operating earnings through higher premiums offset by higher policyholder benefits.

Insurance liability refinements resulted in a $25 million increase to operating earnings. In the fourth quarter of 2011, we announced a reduction in our dividend scale related to our closed block. The impact of this action increased operating earnings by $17 million.

Results from our mortgage loan servicing business were down $27 million as a result of an increase in expenses, higher run-off in a lower interest rate environment and a decrease in service fees. In addition, the first quarter of 2012 included an $18 million increase in employee-related costs associated with the Company’s reorganization.

The Company also benefited from a $30 million higher tax benefit in the first quarter of 2012 over the prior period as a result of higher utilization of tax preferenced investments, which provide tax credits and deductions.

Retail Products

	Three Months Ended March 31,		Change	% Change
	2012	2011
		(In millions)
OPERATING REVENUES
Premiums	$1,136	$1,025	$111	10.8%
Universal life and investment-type product policy fees	1,114	991	123	12.4%
Net investment income	1,856	1,808	48	2.7%
Other revenues	205	182	23	12.6%

Total operating revenues	4,311	4,006	305	7.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,902	1,779	123	6.9%
Interest credited to policyholder account balances	596	591	5	0.8%
Capitalization of DAC	(405)	(421)	16	3.8%
Amortization of DAC and VOBA	333	338	(5)	(1.5)%
Other expenses	1,256	1,197	59	4.9%

Total operating expenses	3,682	3,484	198	5.7%

Provision for income tax expense (benefit)	221	181	40	22.1%

Operating earnings	$408	$341	$67	19.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

The Company implemented several changes to pricing and variable annuity riders in our annuities business as we continued to manage sales volume in order to strike the right balance among growth, profitability, and risk. These actions resulted in the net decrease in the overall segment sales in the first quarter of 2012, most notably in a 9% decrease in annuities sales. Total retail net flows were $2.1 billion in the current period, a decrease of $991 million compared to the prior period.

The stronger sales of variable annuities in 2011 increased our average separate account assets and, as a result, generated higher asset-based fee revenue. This coupled with positive net flows from the life products, as well as the impact of an increase in allocated equity for annuities, bolstered invested assets, increasing net investment income. These increases were partially offset by higher non-variable expenses and increased DAC amortization, both of which are the result of growth in our annuity business. Our business growth also generated higher interest credited and increases in future policyholder benefits and PABs. The net impact of these items resulted in a $38 million increase in operating earnings.

Interest rates continued to remain low while equity markets showed some improvement from the prior period. The low interest rate environment resulted in a favorable impact on our operating earnings, as the crediting rates on certain insurance liabilities were lower, generating a $15 million decrease in interest credited expense. Market factors also contributed to a $5 million decrease in our investment results which were mostly offset by $4 million of additional policy fees from growth in our annuity separate accounts.

Favorable mortality experience in the traditional life and variable and universal life businesses was more than offset by a $26 million charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. The net impact of these items resulted in a $4 million decrease in operating earnings.

The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2011, increased operating earnings by $17 million.

Group, Voluntary and Worksite Benefits

	Three Months Ended March 31,		Change	% Change
	2012	2011
		(In millions)
OPERATING REVENUES
Premiums	$4,073	$3,976	$97	2.4%
Universal life and investment-type product policy fees	166	159	7	4.4%
Net investment income	491	485	6	1.2%
Other revenues	112	101	11	10.9%

Total operating revenues	4,842	4,721	121	2.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,639	3,594	45	1.3%
Interest credited to policyholder account balances	42	43	(1)	(2.3)%
Capitalization of DAC	(102)	(122)	20	16.4%
Amortization of DAC and VOBA	101	114	(13)	(11.4)%
Other expenses	716	692	24	3.5%

Total operating expenses	4,396	4,321	75	1.7%

Provision for income tax expense (benefit)	142	127	15	11.8%

Operating earnings	$304	$273	$31	11.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

Each of our businesses experienced growth in the first quarter of 2012, as the economy has shown signs of slow, but steady, improvement. Our group term life and disability businesses exhibited growth from new sales, and our dental business continued to benefit from strong enrollments and renewals. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. While property and casualty policy sales decreased in the first quarter of 2012 compared to the prior period, as housing and automobile markets remained sluggish, the impact of an increase in the average premium for new policies sold more than offset the decline in policy sales. Premiums from the sales of new policies increased 3% for our auto business and decreased 1% for our homeowners business in the first quarter of 2012 compared to the prior period. The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $24 million and the decrease in exposures resulted in a net $4 million decrease in operating earnings. Exposures are generally defined as each automobile for the auto line of business and each residence for the homeowners line of business. Current period premiums and deposits, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing $6 million to operating earnings. Consistent with the growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts increased by $5 million. Increased expenses associated with growth across our businesses along with the implementation of the new TRICARE dental contract, reduced operating earnings by $14 million.

Lower frequency of non-catastrophe claims coupled with lower severity of catastrophe related claims, mainly due to the mild winter, improved our property and casualty results by $20 million. Lower catastrophe-related losses contributed $13 million of this improvement, mainly due to lower severity. A decrease in approved claims, partially offset by a decrease in claims closed, contributed to an $11 million increase in our disability business. Favorable claims experience resulted in a $10 million improvement in accidental death and dismemberment results. Partially offsetting these improvements was the change in the impact of property and casualty’s prior year development on operating earnings, which was less favorable than the prior period by $7 million. In addition, net unfavorable group life claims experience in the current period, mainly from the impact of an additional day in the current year, decreased operating earnings by $6 million.

Market factors, specifically the sustained low interest rate environment, continued to be a challenge during the current period. The low interest rate environment negatively impacted investment yields on our fixed-income investments and resulted in lower returns on real estate investments. Unlike in Retail Products and Corporate Benefit Funding, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield, coupled with marginally higher crediting rates in the current period, resulted in a $4 million decrease in operating earnings.

The impact of the items discussed above, related to the property and casualty business, can be seen in the favorable change in the combined ratio, excluding catastrophes, to 88.2% in the first quarter of 2012 from 92.5% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 91.7% in the first quarter of 2012 from 98.7% in the prior period.

Corporate Benefit Funding

	Three Months Ended March 31,		Change	% Change
	2012	2011
		(In millions)
OPERATING REVENUES
Premiums	$507	$423	$84	19.9%
Universal life and investment-type product policy fees	51	54	(3)	(5.6)%
Net investment income	1,401	1,386	15	1.1%
Other revenues	64	60	4	6.7%

Total operating revenues	2,023	1,923	100	5.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,092	1,020	72	7.1%
Interest credited to policyholder account balances	339	335	4	1.2%
Capitalization of DAC	(7)	(12)	5	41.7%
Amortization of DAC and VOBA	10	5	5	100.0%
Interest expense on debt	2	2	—	—%
Other expenses	128	126	2	1.6%

Total operating expenses	1,564	1,476	88	6.0%

Provision for income tax expense (benefit)	161	158	3	1.9%

Operating earnings	$298	$289	$9	3.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

Although the combination of poor equity returns and the low interest rate environment has resulted in underfunded pension plans, which reduces our customers’ flexibility to engage in transactions such as pension closeouts, sales in the U.K. remained strong as we continue to penetrate that market, and sales in the U.S. have improved. Sales in our structured settlement business were strong as we remain very competitive in the marketplace. Premiums for these businesses were almost entirely offset by the related change in policyholder benefits. Although current period premiums, deposits, and funding agreement issuances contributed to an increase in invested assets, a decrease in allocated equity and a contraction of our securities lending program offset these positive operating flows, resulting in a minimal impact to operating earnings. The growth in premiums, deposits and funding agreement issuances resulted in a corresponding increase to the interest credited on certain insurance liabilities, which decreased operating earnings by $21 million.

Our investment portfolio continues to be invested in a prudent and disciplined manner, with the reposition of accumulated liquidity being invested in longer duration and higher yielding assets. This has favorably impacted our investment yields, which were partially offset by lower returns in the equity markets on our private equity and alternative investments. The continued low interest rate environment has resulted in a decrease in interest credited on certain insurance liabilities. Many of our funding agreement and guaranteed interest contract liabilities are tied to market indices and, as a result, interest rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The positive result of lower interest credited was partially offset by an increase in interest credited resulting from the impact of derivatives that are used to hedge certain liabilities. The impact from higher investment returns and lower interest credited expense resulted in an increase in operating earnings of $20 million.

Insurance liability refinements and favorable mortality results, primarily in our corporate owned life insurance business, increased operating earnings by $16 million.

Latin America

	Three Months Ended March 31,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$686	$594	$92	15.5%
Universal life and investment-type product policy fees	196	189	7	3.7%
Net investment income	299	166	133	80.1%
Other revenues	5	4	1	25.0%

Total operating revenues	1,186	953	233	24.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	592	424	168	39.6%
Interest credited to policyholder account balances	100	91	9	9.9%
Capitalization of DAC	(84)	(75)	(9)	(12.0)%
Amortization of DAC and VOBA	55	47	8	17.0%
Amortization of negative VOBA	(2)	(2)	—	—%
Interest expense on debt	1	—	1
Other expenses	326	309	17	5.5%

Total operating expenses	988	794	194	24.4%

Provision for income tax expense (benefit)	50	38	12	31.6%

Operating earnings	$148	$121	$27	22.3%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $27 million over the prior period. The impact of changes in the foreign currency exchange rates reduced operating earnings by $7 million for the first quarter of 2012 compared to the prior period.

Latin America experienced strong sales growth driven primarily by retirement products in Mexico and Chile. In addition, accident and health sales increased across the region. The resulting growth in premiums was offset by a corresponding increase in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income of $16 million, and higher policy fee income of $12 million. The increase in these sales also generated higher commission expense of $23 million, which were partially offset by $8 million in related DAC capitalization. DAC amortization also increased $10 million.

Market factors favorably impacted operating earnings by $18 million. An increase in yields reflect market factors, primarily higher inflation on inflation-linked investments and the period over period change from a reduction in yields in the prior period from the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments. The increase in net investment income from higher inflation was substantially offset by a corresponding increase in policyholder benefits, and higher interest credited expense.

Favorable claims experience also improved operating earnings by $8 million. In addition, operating earnings in Brazil benefited from one-time tax and claim adjustments in the current period. We also benefited from lower operating expenses due to synergies achieved through combining certain ALICO operations. These items together increased operating earnings by $6 million.

Asia

	Three Months Ended March 31,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$1,947	$1,803	$144	8.0%
Universal life and investment-type product policy fees	323	297	26	8.8%
Net investment income	653	513	140	27.3%
Other revenues	16	12	4	33.3%

Total operating revenues	2,939	2,625	314	12.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,269	1,198	71	5.9%
Interest credited to policyholder account balances	427	380	47	12.4%
Capitalization of DAC	(561)	(451)	(110)	(24.4)%
Amortization of DAC and VOBA	355	329	26	7.9%
Amortization of negative VOBA	(130)	(146)	16	11.0%
Interest expense on debt	1	1	—	—%
Other expenses	1,122	990	132	13.3%

Total operating expenses	2,483	2,301	182	7.9%

Provision for income tax expense (benefit)	159	100	59	59.0%

Operating earnings	$297	$224	$73	32.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $73 million over the prior period. The impact of changes in foreign currency exchange rates improved operating earnings by $6 million for the first quarter of 2012 compared to the prior period.

Asia experienced sales growth in ordinary and universal life products in Japan, which drove higher premiums and universal life fees over the prior period. This was partially offset by a decline in life product sales and persistency in Hong Kong, which drove lower premiums. The changes in premiums were mostly offset by corresponding changes in policyholder benefits. In addition, average invested assets increased over the prior period, reflecting positive cash flows from continued strong annuity sales in Japan, and generating increases in both net investment income and policy fee income. The increase in sales also generated higher commission expense, which was largely offset by an increase in related DAC capitalization. DAC amortization was also higher. The combined impact of the items discussed above improved operating earnings by $42 million.

The repositioning of the Japan portfolio to longer duration and higher yielding investments contributed to an increase in investment yields. In addition, growth in the Australian dollar annuity business with the funds invested in higher yielding Australian dollar investments and higher returns on our alternative investments also improved yields. These increases in yield improved net investment income and were partially offset by higher interest credited expense resulting in a net increase to operating earnings of $28 million.

Current period results in Japan include a favorable liability refinement of $16 million. Prior period results for the segment included a one-time tax benefit of $10 million in Korea. In addition, unfavorable claims experience decreased operating earnings by $8 million.

EMEA

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$744	$697	$47	6.7%
Universal life and investment-type product policy fees	119	104	15	14.4%
Net investment income	185	173	12	6.9%
Other revenues	36	26	10	38.5%

Total operating revenues	1,084	1,000	84	8.4%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	434	408	26	6.4%
Interest credited to policyholder account balances	35	39	(4)	(10.3)%
Capitalization of DAC	(203)	(181)	(22)	(12.2)%
Amortization of DAC and VOBA	164	164	—	—%
Amortization of negative VOBA	(5)	(15)	10	66.7%
Interest expense on debt	—	1	(1)	(100.0)%
Other expenses	540	458	82	17.9%

Total operating expenses	965	874	91	10.4%

Provision for income tax expense (benefit)	43	47	(4)	(8.5)%

Operating earnings	$76	$79	$(3)	(3.8)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings decreased by $3 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $5 million for the first quarter of 2012 compared to the prior period.

EMEA experienced overall business growth; however, the segment continues to be challenged by the economic environment across Europe. Retirement and group life sales increased in Western Europe, driving higher premiums and a corresponding increase in policyholder benefits. Credit life sales in Poland and Russia increased due to a modest recovery in credit markets, and the renewal of a group accident and health contract in Saudi Arabia resulted in higher premiums and policyholder benefits. A new sales distribution channel in India and the fourth quarter 2011 purchase of a Turkish life insurance and pension company contributed $22 million to operating earnings through higher premiums offset by higher policyholder benefits. Consistent with the business growth, operating expenses increased by $39 million, most notably through higher compensation and administrative costs. The increased sales generated an increase in commissions of $29 million, which was partially offset by $24 million in related DAC capitalization. DAC amortization also increased $13 million. Fee income increased by $19 million largely due to growth in the Middle East, South Asia and India. Average invested assets increased slightly as growth in the Middle East, South Asia and India was offset by declines in Central and Eastern Europe resulting in a $3 million increase in net investment income.

Operating earnings increased $7 million in response to changes in market factors. Results for the first quarter of 2012 benefited from improved investment yields reflecting higher returns on our alternative investments. In addition, the results of our majority-owned mutual funds had a slightly positive impact on operating earnings as higher net investment income was largely offset by higher non-controlling interest expenses.

Favorable claims experience improved operating earnings by $4 million.

Corporate & Other

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$14	$14	$—	—%
Universal life and investment-type product policy fees	40	38	2	5.3%
Net investment income	200	252	(52)	(20.6)%
Other revenues	51	83	(32)	(38.6)%

Total operating revenues	305	387	(82)	(21.2)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	11	16	(5)	(31.3)%
Interest expense on debt	309	319	(10)	(3.1)%
Other expenses	203	118	85	72.0%

Total operating expenses	523	453	70	15.5%

Provision for income tax expense (benefit)	(180)	(87)	(93)

Operating earnings	(38)	21	(59)
Less: Preferred stock dividends	30	30	—	—%

Operating earnings (losses) available to common shareholders	$(68)	$(9)	$(59)

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $59 million, primarily due to lower net investment income, lower earnings from our mortgage loan servicing business and higher corporate expenses. These increases were partially offset by a higher tax benefit in the first quarter of 2012.

Net investment income decreased $34 million due primarily to lower returns in the equity markets on our private equity investments and an increase in the amount credited to the segments due to a growth in economic capital managed by Corporate & Other on their behalf. The lower returns in the equity markets in the fourth quarter of 2011 were realized in the current period on certain of our private equity investments as their results are generally reported on a three-month lag.

Results from our forward mortgage servicing business were lower, driven by an increase in expenses of $16 million due to higher regulatory oversight and expenses related to the processing of foreclosed loans. In addition, revenues decreased by $11 million due to higher run-off in a lower interest rate environment and a decrease in service fees due to the termination of sub-servicing contracts.

In the first quarter of 2012, the Company incurred a $26 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File, as well as $18 million of employee-related costs associated with the Company’s reorganization. Minor fluctuations in other expense categories, such as advertising costs and interest expense on debt resulted in a small increase to operating earnings.

Corporate & Other benefited in the first quarter of 2012 from a higher tax benefit of $40 million over the prior period primarily due to higher utilization of tax preferenced investments, which provide tax credits and deductions.

Investments

Investment Risks

The Company’s primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to five primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates;

•	liquidity risk, relating to the diminished ability to sell certain investments in times of strained market conditions;

•	market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads; and

•	currency risk, relating to the variability in currency exchange rates for foreign denominated investments.

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

The Company generally enters into market standard purchased credit default swap contracts to mitigate the credit risk of its investment portfolio. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.

Current Environment

The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector in particular and global capital markets. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low, and in March 2012 reiterated its plans to keep interest rates low until at least through late 2014, and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” in the 2011 Annual Report.

During the first quarter of 2012, concerns about capital markets and the solvency of certain European Union member states, including Europe’s perimeter region, and of financial institutions that have significant direct or indirect exposure to their sovereign debt, continued to create market volatility. This market volatility will likely continue to affect the performance of various asset classes in 2012, and perhaps longer, until there is an ultimate resolution of these European Union sovereign debt-related concerns.

As a result of concerns about the ability of Europe’s perimeter region, to service their sovereign debt, these countries have experienced credit ratings downgrades. Despite support programs for Europe’s perimeter region, concerns about the sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. As summarized below, at March 31, 2012, the Company did not have significant exposure to the sovereign debt of Europe’s perimeter region. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. Outside of Europe’s perimeter region, the Company’s holdings of sovereign debt, corporate debt and perpetual hybrid securities in Europe were concentrated in the United Kingdom, Germany, France, the Netherlands and Poland, which are higher-rated countries within the European Union, as well in Switzerland and Norway, which are two higher-rated non-European Union countries.

Greece Support Program.  In March 2012, the leaders of the European Union member states nations formally approved Greece’s second support program. In connection with this €130 billion support program, Greece exchanged €177 billion of its domestic law sovereign debt with private sector holders in exchange for a package of four new securities issued by Greece and the public sector supported European Financial Stability Facility (“EFSF”). The sovereign debt exchange resulted in a loss to private sector holders of approximately 70% on a net present value basis. In the exchange, private sector holders received new Greece longer-dated sovereign debt maturing in 11 to 30 years with a face amount of 31.5% of the former debt; detachable GDP-linked warrants issued by Greece with a notional amount equal to the face amount of the newly issued Greece sovereign debt; short-dated EFSF bonds maturing in two years or less with a face amount of 15% of the former debt; and six month EFSF notes in payment of accrued interest. Greece’s newly issued sovereign debt is currently rated C by Moody’s, CCC by S&P and B- by Fitch.

Europe’s Perimeter Region Sovereign Debt Securities.  Our holdings of Greece sovereign debt were acquired in the acquisition of ALICO and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par, partially mitigating our impairment exposure. During the year ended December 31, 2011, we recorded non-cash impairment charges of $405 million on our holdings of Greece sovereign debt. In addition, during the year ended December 31, 2011, we sold a significant portion of our Europe’s perimeter region sovereign debt, thereby substantially reducing our exposure. In 2012, we recorded an insignificant gain on the exchange of our holdings of Greece sovereign debt. As described above, in the exchange we received both EFSF debt and Greece sovereign debt, which reduced our exposure to Greece sovereign debt from $158 million to $57 million. Our holdings of short-dated EFSF debt were valued at $115 million, which are rated Aaa by Moody’s and Fitch and AA+ by S&P. The par value, amortized cost and estimated fair value of holdings in sovereign debt of Europe’s perimeter region were $816 million, $210 million and $198 million at March 31, 2012, respectively, and $874 million, $254 million and $264 million at December 31, 2011, respectively.

Select European Countries — Investment Exposures.  Due to the current level of economic, fiscal and political strain in Europe’s perimeter region and Cyprus, the Company continually monitors and adjusts its level of investment exposure in these countries. We manage direct and indirect investment exposure in these countries through fundamental credit analysis. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus.

	Summary of Select European Country Investment Exposure at March 31, 2012 (1) (2)
	Fixed maturity securities (3)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (4) (5)	Total Exposure	%	Purchased Credit Default Protection (5)	Net Exposure	%
	(In millions)
Europe’s perimeter region:
Portugal	$2	$3	$144	$149	$7	$156	4%	$(17)	$139	4%
Italy	24	191	732	947	73	1,020	27	(6)	1,014	27
Ireland	—	5	536	541	580	1,121	30	—	1,121	30
Greece (6)	158	—	—	158	261	419	11	—	419	11
Spain	14	228	612	854	59	913	25	—	913	25

Total Europe’s perimeter region	198	427	2,024	2,649	980	3,629	97	(23)	3,606	97

Cyprus	67	—	—	67	39	106	3	—	106	3

Total	$265	$427	$2,024	$2,716	$1,019	$3,735	100%	$(23)	$3,712	100%

As percent of total cash and invested assets	0.0%	0.1%	0.4%	0.5%	0.2%	0.7%		0.0%	0.7%
Investment grade percent	26%	99%	92%	86%
Non investment grade percent	74%	1%	8%	14%

(1)	Information is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

(2)

The Company has not written any credit default swaps with an underlying risk related to any of these six countries. For Greece, the Company has $2 million of commitments to fund partnership investments at March 31, 2012.

(3)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $3.3 billion and $2.8 billion, respectively, at March 31, 2012.

(4)

Comprised of equity securities, fair value option (“FVO”) general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements in the 2011 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $561 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from the general account investments of the Company.

(5)

Purchased credit default protection is stated at the estimated fair value of the swap. For Portugal, the purchased credit default protection relates to sovereign securities and this swap had a notional amount of $60 million and an estimated fair value of $17 million as of March 31, 2012. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $6 million at March 31, 2012. The counterparties to these swaps are financial institutions with S&P credit ratings ranging from A+ to A- as of March 31, 2012.

(6)	As described above, in the exchange we received both EFSF debt and Greece sovereign debt, which reduced our exposure to Greece sovereign debt from $158 million to $57 million.

European Region Investments.  The Company has investments across certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”). In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, reducing our holdings through sales of financial services securities during 2010, 2011 and 2012 and sales of Europe’s perimeter region sovereign debt in 2011 and 2012, and by purchasing certain single name credit default protection in 2010 and 2011. Our sales of financial services securities were focused on institutions with exposure to Europe’s perimeter region, lower preference capital structure instruments, and larger positions. Sovereign debt issued by countries outside of Europe’s perimeter region comprised $9.0 billion, or 98% of European Region sovereign fixed maturity securities, at estimated fair value, at March 31, 2012. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $24.4 billion, or 76% of European Region total corporate securities, at estimated fair value, at March 31, 2012. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities, at March 31, 2012. European Region financial services corporate securities at estimated fair value were $7.8 billion, including $6.0 billion within the banking sector, with 93% invested in investment grade rated corporate securities, at March 31, 2012.

Rating Actions — U.S. Treasury Securities.  As a result of a special Congressional committee failing to agree on certain deficit-reduction measures, in August 2011, U.S. Treasury securities were downgraded to AA+ by S&P with negative outlook. We continue to closely evaluate the implications on our investment portfolio of further rating agency downgrades of U.S. Treasury securities and believe our investment portfolio is well positioned. The S&P downgrade initially had an adverse effect on financial markets but the extent of the longer-term impact cannot be predicted. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” in the 2011 Annual Report.

Japan Investments.  The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Although we expect modest growth and improved economic conditions in the Japanese economy during the remainder of 2012, disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. The Company’s investment in fixed maturity and equity securities in Japan were $27.8 billion, of which $20.6 billion, or 74%, were Japan government and agency fixed maturity securities, at estimated fair value, at March 31, 2012.

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

Composition of Investment Portfolio and Investment Portfolio Results

The composition of the investment portfolio, the related investment portfolio results and gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities is presented in the yield table below:

	At or For the Three Months Ended March 31,
	2012	2011
	(In millions)
Fixed Maturity Securities:
Yield (1)	4.96%	4.91%
Investment income (2), (3), (4)	$3,840	$3,693
Investment gains (losses) (3)	$(136)	$(163)
Ending carrying value(2), (3)	$355,269	$334,409
Mortgage Loans:
Yield (1)	5.62%	5.54%
Investment income (3),(4)	$830	$759
Investment gains (losses) (3)	$36	$47
Ending carrying value (3)	$57,281	$55,061
Real Estate and Real Estate Joint Ventures:
Yield (1)	3.76%	2.83%
Investment income (3)	$80	$57
Investment gains (losses) (3)	$17	$29
Ending carrying value	$8,472	$8,042
Policy Loans:
Yield (1)	5.30%	5.42%
Investment income	$158	$160
Ending carrying value	$11,896	$11,872
Equity Securities:
Yield (1)	4.17%	3.45%
Investment income	$32	$30
Investment gains (losses)	$(9)	$36
Ending carrying value	$3,043	$3,584
Other Limited Partnership Interests:
Yield (1)	11.34%	15.14%
Investment income	$182	$243
Investment gains (losses)	$(2)	$3
Ending carrying value	$6,487	$6,409
Cash and Short-Term Investments:
Yield (1)	0.69%	1.09%
Investment income	$32	$43
Investment gains (losses)	$—	$—
Ending carrying value (3)	$30,465	$19,455
Other Invested Assets:(1)
Investment income (7)	$132	$10
Investment gains (losses) (3)	$(25)	$4
Ending carrying value (7)	$20,172	$13,662
Total Investments:
Investment income yield (1), (5), (7)	5.00%	4.92%
Investment fees and expenses yield	(0.13)	(0.12)

Net Investment Income Yield (1), (3), (5), (7)	4.87%	4.80%

Investment income (5), (7)	$5,286	$4,995
Investment fees and expenses	(140)	(128)

Net investment income including certain Divested Businesses (5), (7)	$5,146	$4,867
Less: net investment income from certain Divested Businesses (5)	61	84

Net Investment Income (3), (7)	$5,085	$4,783

Ending Carrying Value (3), (5), (7)	$493,085	$452,494

Investment portfolio gains (losses) including Divested Businesses	$(119)	$(44)
Less: investment portfolio gains (losses) from Divested Businesses (5)	96	(3)

Investment portfolio gains (losses) (3), (5), (6)	$(215)	$(41)

Gross investment gains	$278	$285
Gross investment losses	(335)	(243)
Writedowns	(158)	(83)

Investment Portfolio Gains (Losses) (3), (5), 6)	$(215)	$(41)

Investment portfolio gains (losses) income tax (expense) benefit	70	14

Investment Portfolio Gains (Losses), Net of Income Tax	$(145)	$(27)

Derivative gains (losses) including Divested Businesses	$(2,064)	$(386)
Less: derivative gains (losses) from Divested Businesses (5)	(5)	(2)

Derivative gains (losses) (3), (5), (6)	$(2,059)	$(384)
Derivative gains (losses) income tax (expense) benefit	727	131

Derivative Gains (Losses), Net of Income Tax	$(1,332)	$(253)

As described in the footnotes below, the yield table reflects certain differences from the GAAP presentation of invested assets, net investment income, net investment gains (losses) and net derivative gains (losses) as presented in the consolidated balance sheets and consolidated statements of operations and comprehensive income. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

(1)

Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments related to net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain VIEs that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and securitized reverse residential mortgage loans. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)

Fixed maturity securities include $818 million and $745 million at estimated fair value of trading and other securities at March 31, 2012 and 2011, respectively. Fixed maturity securities include $45 million and $28 million of investment income (loss) related to trading and other securities for the three months ended March 31, 2012 and 2011, respectively.

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

	At or For the Three Months Ended March 31, 2012			At or For the Three Months Ended March 31, 2011
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities: (included within Fixed Maturity Securities):
Ending carrying value	$818	$18,208	$19,026	$745	$18,620	$19,365
Investment income	$45	$1,017	$1,062	$28	$420	$448
Investment gains (losses)	$4	$(11)	$(7)	$—	$7	$7
Mortgage Loans:
Ending carrying value	$57,281	$11,307	$68,588	$55,061	$6,771	$61,832
Investment income	$830	$45	$875	$759	$95	$854
Investment gains (losses)	$36	$6	$42	$47	$18	$65
Cash and Short-Term Investments:
Ending carrying value	$30,465	$3	$30,468	$19,455	$59	$19,514
Total Investments:
Ending carrying value	$493,085	$29,518	$522,603	$452,494	$25,450	$477,944

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)

Yields are calculated including net investment income of certain Divested Businesses and related ending carrying values. The net investment income adjustment in footnote 6 to this yield table for Divested Businesses for the three months ended March 31, 2012 includes $85 million for securitized reverse residential mortgage loans that was excluded from the Mortgage Loans and total yield sections presented above. For further information on Divested Businesses, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

(6)

Net investment income, investment portfolio gains (losses) and derivative gains (losses) presented in this yield table vary from the most directly comparable measures presented in the GAAP consolidated statements of operations and comprehensive income due to certain reclassifications affecting net investment income, net investment gains (losses), net derivative gains (losses), interest credited to policyholder account balances, and other revenues, and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs. Such reclassifications are presented in the tables below.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net investment income — in the above yield table	$5,085	$4,783
Real estate discontinued operations — deduct from net investment income	—	(3)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — deduct from net investment income, add to net derivative gains (losses)	(89)	(39)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	(23)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	1,015	419
Divested Businesses — add to net investment income	146	84
Incremental net investment income from CSEs — add to net investment income	43	92

Net investment income — GAAP consolidated statements of operations and comprehensive income	$6,200	$5,313

Investment portfolio gains (losses) — in the above yield table	$(119)	$(44)
Real estate discontinued operations — deduct from net investment gains (losses)	(21)	(28)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	(5)	25
Other gains (losses) — add to net investment gains (losses)	35	(52)

Net investment gains (losses) — GAAP consolidated statements of operations and comprehensive income	$(110)	$(99)

Derivative gains (losses) — in the above yield table	$(2,064)	$(386)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from net investment income	89	39
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to policyholder account balances	2	8
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	(5)	1
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	23

Net derivative gains (losses) — GAAP consolidated statements of operations and comprehensive income	$(1,978)	$(315)

(7)	Certain amounts in the prior periods have been revised in connection with the retrospective application of the first quarter 2012 adoption of the new guidance regarding accounting for DAC.

See “— Results of Operations — Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011 — Consolidated Results” for analyses of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $354.5 billion and $350.3 billion, at estimated fair value, at March 31, 2012 and December 31, 2011, respectively, or 68% and 67% of total cash and invested assets at March 31, 2012 and December 31, 2011, respectively. Publicly-traded fixed maturity securities represented $307.6 billion and $303.6 billion, at estimated fair value, at March 31, 2012 and December 31, 2011, respectively, or 87% of total fixed maturity securities, at both March 31, 2012 and December 31, 2011. Privately placed fixed maturity securities represented $46.9 billion and $46.7 billion, at estimated fair value, at March 31, 2012 and December 31, 2011, respectively, or 13% of total fixed maturity securities at estimated fair value, at both March 31, 2012 and December 31, 2011.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $3.0 billion, at estimated fair value, or 0.6%, of total cash and invested assets, at both March 31, 2012 and December 31, 2011. Publicly-traded equity securities represented $1.7 billion, at estimated fair value, or 57%, of total equity securities, at both March 31, 2012 and December 31, 2011. Privately-held equity securities represented $1.3 billion, at estimated fair value, or 43%, of total equity, at both March 31, 2012 and December 31, 2011.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” in the 2011 Annual Report for a discussion of the process we use to value securities and the related processes and controls.

Fair Value Hierarchy and Level 3 Rollforward — Fixed Maturity and Equity Securities.  Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	March 31, 2012
	Fixed Maturity Securities	% of Total	Equity Securities	% of Total
Pricing Source:
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$20,804	5.9%	$902	29.7%

Level 2:
Independent pricing source	276,984	78.1	465	15.3
Internal matrix pricing or discounted cash flow techniques	37,187	10.5	962	31.6

Significant other observable inputs	314,171	88.6	1,427	46.9

Level 3:
Independent pricing source	8,802	2.5	514	16.9
Internal matrix pricing or discounted cash flow techniques	9,253	2.6	190	6.2
Independent broker quotations	1,421	0.4	10	0.3

Significant unobservable inputs	19,476	5.5	714	23.4

Total estimated fair value	$354,451	100.0%	$3,043	100.0%

	March 31, 2012
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Fair Value Hierarchy:
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$—	$97,968	$7,305	$105,273
Foreign corporate securities	—	60,708	4,646	65,354
Foreign government securities	—	53,125	2,213	55,338
U.S. Treasury and agency securities	20,804	20,588	24	41,416
Residential mortgage-backed securities (“RMBS”)	—	39,033	2,246	41,279
Commercial mortgage-backed securities (“CMBS”)	—	17,970	762	18,732
State and political subdivision securities	—	13,834	82	13,916
Asset-backed securities (“ABS”)	—	10,945	2,198	13,143

Total fixed maturity securities	$20,804	$314,171	$19,476	$354,451

Equity Securities:
Common stock	$902	$1,072	$268	$2,242
Non-redeemable preferred stock	—	355	446	801

Total equity securities	$902	$1,427	$714	$3,043

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2012 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities (81%, as presented above) were concentrated in four sectors: U.S. and foreign corporate securities, RMBS and foreign government securities.

•

Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS, certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities), less liquid ABS and foreign government securities.

•

During the three months ended March 31, 2012, Level 3 fixed maturity securities increased by $1.7 billion, or 10%. The increase was driven by net purchases in excess of sales and increase in estimated fair value recognized in accumulated other comprehensive income (loss), partially offset by net transfers out of Level 3. See analysis of transfers into and/or out of Level 3 below. The increase in net purchases in excess of sales of fixed maturity securities were concentrated in RMBS, U.S. corporate, ABS and foreign government securities, and the increase in estimated fair value recognized in accumulated other comprehensive income (loss) for fixed maturity securities was concentrated in foreign corporate securities due in part to a decrease in interest rates.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months Ended March 31, 2012
	Fixed Maturity Securities	Equity Securities
	(In millions)
Balance, beginning of period	$17,765	$719
Total realized/unrealized gains (losses) included in:
Earnings (1)	(32)	(3)
Other comprehensive income (loss)	139	34
Purchases	2,849	20
Sales	(892)	(17)
Transfers into Level 3	206	15
Transfers out of Level 3	(559)	(54)

Balance, end of period	$19,476	$714

(1)

Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in other comprehensive income (loss) of ($2) million was incurred on these securities subsequent to their transfer into Level 3, for the three months ended March 31, 2012. No gains (losses) were included in earnings.

An analysis of transfers into and/or out of Level 3 and additional information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above is presented within Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2011 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Fixed Maturity Securities. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	Fixed maturity and equity securities on a sector basis;

•	Government and agency securities holdings in excess of 10% of the Company’s equity; and

•	Maturities of fixed maturity securities.

Fixed Maturity Securities Credit Quality — Ratings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fixed Maturity Securities Credit Quality — Ratings” included in the 2011 Annual Report for a discussion of the ratings methodologies used by rating agencies and the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which utilize NAIC rating methodologies, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2012			December 31, 2011
NAIC Rating	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
		(In millions)			(In millions)
1	Aaa/Aa/A	$232,152	$248,544	70.1%	$230,195	$246,786	70.5%
2	Baa	75,139	80,882	22.8	73,352	78,531	22.4
3	Ba	14,569	14,618	4.1	14,604	14,375	4.1
4	B	9,337	9,051	2.6	9,437	8,849	2.5
5	Caa and lower	1,753	1,334	0.4	2,142	1,668	0.5
6	In or near default	31	22	—	81	62	—

	Total fixed maturity securities	$332,981	$354,451	100.0%	$329,811	$350,271	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at March 31, 2012
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$50,583	$41,194	$8,827	$4,415	$252	$2	$105,273
Foreign corporate securities	32,737	28,129	3,118	1,279	86	5	65,354
Foreign government securities	44,394	8,321	1,158	1,300	165	—	55,338
U.S. Treasury and agency securities	41,416	—	—	—	—	—	41,416
RMBS (1)	35,558	1,660	1,366	1,951	733	11	41,279
CMBS (1)	18,227	273	110	49	73	—	18,732
State and political subdivision securities	13,024	863	18	11	—	—	13,916
ABS (1)	12,605	442	21	46	25	4	13,143

Total fixed maturity securities	$248,544	$80,882	$14,618	$9,051	$1,334	$22	$354,451

Percentage of total	70.1%	22.8%	4.1%	2.6%	0.4%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2011
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$51,045	$41,533	$8,677	$4,257	$271	$2	$105,785
Foreign corporate securities	33,403	26,383	2,915	1,173	140	4	64,018
Foreign government securities	42,360	7,553	1,146	1,281	196	—	52,536
U.S. Treasury and agency securities	40,012	—	—	—	—	—	40,012
RMBS (1)	36,699	1,477	1,450	2,026	933	52	42,637
CMBS (1)	18,403	388	125	57	96	—	19,069
State and political subdivision securities	12,357	842	23	5	8	—	13,235
ABS (1)	12,507	355	39	50	24	4	12,979

Total fixed maturity securities	$246,786	$78,531	$14,375	$8,849	$1,668	$62	$350,271

Percentage of total	70.5%	22.4%	4.1%	2.5%	0.5%	—%	100.0%

(1)	Presented using the revised NAIC rating methodologies described above.

The Company held below investment grade fixed maturity securities with an estimated fair value of $25.0 billion at both March 31, 2012 and December 31, 2011 and unrealized gains (losses) of ($665) million and ($1.3) billion at March 31, 2012 and December 31, 2011, respectively.

U.S. and Foreign Corporate Fixed Maturity Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across many industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information about U.S. and foreign corporate securities at:

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$65,354	38.3%	$64,018	37.7%
U.S. corporate fixed maturity securities — by industry:
Consumer	26,965	15.8	26,739	15.7
Industrial	26,798	15.7	26,962	15.9
Finance	20,628	12.1	20,854	12.3
Utility	19,297	11.3	19,508	11.5
Communications	8,146	4.8	8,178	4.8
Other	3,439	2.0	3,544	2.1

Total	$170,627	100.0%	$169,803	100.0%

(1)	Includes U.S. dollar and foreign denominated fixed maturity securities of foreign obligors.

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
	(In millions)		(In millions)
Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,538	0.3%	$1,642	0.3%
Holdings in ten issuers with the largest exposures	$10,576	2.1%	$10,716	2.1%

Structured Securities.  The following table presents information about structured securities at:

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
RMBS	$41,279	56.4%	$42,637	57.1%
CMBS	18,732	25.6	19,069	25.5
ABS	13,143	18.0	12,979	17.4

Total structured securities	$73,154	100.0%	$74,685	100.0%

Ratings profile:
RMBS rated Aaa	$30,051	72.8%	$31,690	74.3%
RMBS rated NAIC 1	$35,558	86.1%	$36,699	86.1%
CMBS rated Aaa	$15,666	83.6%	$15,785	82.8%
CMBS rated NAIC 1	$18,227	97.3%	$18,403	96.5%
ABS rated Aaa	$8,313	63.3%	$8,223	63.4%
ABS rated NAIC 1	$12,605	95.9%	$12,507	96.4%

RMBS.   The table below presents information about RMBS at:

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$22,679	54.9%	$23,392	54.9%
Pass-through securities	18,600	45.1	19,245	45.1

Total RMBS	$41,279	100.0%	$42,637	100.0%

By risk profile:
Agency	$28,896	70.0%	$31,055	72.8%
Prime	6,131	14.9	5,959	14.0
Alt-A	4,887	11.8	4,648	10.9
Sub-prime	1,365	3.3	975	2.3

Total RMBS	$41,279	100.0%	$42,637	100.0%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” for further information about collateralized mortgage obligations and pass-through mortgage-backed securities; and agency, prime, Alt-A and sub-prime RMBS.

At March 31, 2012 and December 31, 2011, the Company’s Alt-A securities portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A securities portfolio is comprised primarily of fixed rate mortgages (94% and 93% at March 31, 2012 and

December 31, 2011, respectively) which have performed better than both option ARMs and hybrid ARMs in the Alt-A market. The Company’s Alt-A RMBS holdings had unrealized losses of $693 million and $871 million at March 31, 2012 and December 31, 2011, respectively.

The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of sub-prime residential mortgage loans have led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to the current levels of unrealized losses on securities backed by sub-prime residential mortgage loans. Our sub-prime RMBS holdings had unrealized losses of $324 million and $347 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, 61% was in vintage year 2005 and prior and 13% was rated Aa or better. At December 31, 2011, 79% was in vintage year 2005 and prior and 21% was rated Aa or better. These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation.

CMBS. The following tables present our CMBS by rating agency designation and by vintage year at:

	March 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2004 & Prior	$8,812	$9,070	$559	$576	$209	$206	$147	$144	$58	$52	$9,785	$10,048
2005	3,128	3,404	403	420	279	284	133	129	20	18	3,963	4,255
2006	1,742	1,896	260	269	56	55	66	64	91	84	2,215	2,368
2007	581	612	332	330	82	81	86	72	81	79	1,162	1,174
2008	—	—	—	—	—	—	—	—	24	24	24	24
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	2	—	—	—	—	57	63	—	—	60	65
2011	566	590	1	1	89	93	—	—	8	6	664	690
2012	91	92	16	16	—	—	—	—	—	—	107	108

Total	$14,923	$15,666	$1,571	$1,612	$715	$719	$489	$472	$282	$263	$17,980	$18,732

Ratings Distribution		83.6%		8.6%		3.9%		2.5%		1.4%		100.0%

	December 31, 2011
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
						(In millions)
2004 & Prior	$9,160	$9,407	$606	$616	$226	$217	$137	$132	$61	$52	$10,190	$10,424
2005	3,081	3,318	427	432	277	269	184	175	31	28	4,000	4,222
2006	1,712	1,835	245	237	89	83	118	110	123	106	2,287	2,371
2007	643	665	395	332	163	138	67	71	94	88	1,362	1,294
2008	—	—	—	—	—	—	—	—	25	27	25	27
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	60	66	—	—	63	69
2011	536	557	1	1	92	96	—	—	9	8	638	662

Total	$15,135	$15,785	$1,674	$1,618	$847	$803	$566	$554	$343	$309	$18,565	$19,069

Ratings Distribution		82.8%		8.5%		4.2%		2.9%		1.6%		100.0%

The above tables reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

The weighted average credit enhancement of the Company’s CMBS holdings was 27% at both March 31, 2012 and December 31, 2011. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held at:

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By collateral type:
Credit card loans	$3,490	26.5%	$4,038	31.1%
Collateralized debt obligations	2,349	17.9	2,575	19.8
Student loans	2,137	16.3	2,434	18.8
Automobile loans	1,445	11.0	977	7.5
Other loans	3,722	28.3	2,955	22.8

Total	$13,143	100.0%	$12,979	100.0%

Evaluation of Fixed Maturity Securities and Equity Securities Available-for-Sale for Other-Than-Temporary Impairment

See the following sections within Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities available-for-sale for other-than-temporary impairments (“OTTI”):

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

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Trading and Other Securities” in the 2011 Annual Report for further information about composition of Actively Traded Securities and FVO Securities. Trading and other securities were $19.0 billion and $18.3 billion at estimated fair value, or 3.6% and 3.5% of total cash and invested assets, at March 31, 2012 and December 31, 2011, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities.

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2012
	Trading and Other Securities	% of Total	Trading Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$8,536	45%	$167	99%
Significant other observable inputs (Level 2)	9,210	48	2	1
Significant unobservable inputs (Level 3)	1,280	7	—	—

Total estimated fair value	$19,026	100%	$169	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2012, is as follows:

Three Months Ended March 31, 2012
(In millions)
Balance, beginning of period	$1,409
Total realized/unrealized gains (losses) included in earnings	24
Purchases	883
Sales	(1,037)
Transfers into Level 3	4
Transfers out of Level 3	(3)

Balance, end of period	$1,280

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2011 Annual Report for further information on the estimates and assumptions that affect the amounts reported above. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level of major classes of invested assets that affect the amounts reported above.

Net Investment Gains (Losses) Including OTTI Losses Recognized in Earnings

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present:

•	The components of net investment gains (losses);

•	Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses);

•	Fixed maturity security OTTI losses recognized in earnings by sector and industry within the U.S. and foreign corporate securities sector; and

•	Equity security OTTI losses recognized in earnings by sector and industry.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $148 million and $129 million for the three months ended March 31, 2012 and 2011, respectively. Impairments of fixed maturity securities were $133 million and $123 million and impairments of equity securities were $15 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

The Company’s credit-related impairments of fixed maturity securities were $73 million and $43 million for the three months ended March 31, 2012 and 2011, respectively.

The Company’s three largest impairments totaled $58 million and $66 million for the three months ended March 31, 2012 and 2011, respectively.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $8.6 billion and $10.4 billion for the three months ended March 31, 2012 and 2011, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $336 million and $239 million for the three months ended March 31, 2012 and 2011, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended March 31, 2012 compared to the three months ended March 31, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $148 million for the three months ended March 31, 2012 as compared to $129 million in the prior period. The most significant increases in the current period, as compared to the prior period, were in the utility and financial services industries within U.S. and foreign corporate securities, which comprised $70 million in fixed maturity impairments in the three months ended March 31, 2012, as compared to $2 million for the three months ended March 31, 2011, while foreign government intent-to-sell impairments decreased $76 million in the current period. The current period impairments reflect repositioning within the portfolio to reduce lower yielding floating rate securities in order to purchase higher yielding fixed rate securities, while the impairments in the prior year, reflected repositioning to extend duration and further diversify the ALICO portfolio.

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

Credit Loss Rollforward

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for the credit loss rollforward.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, short-term investments and cash and cash equivalents, are loaned to third parties, primarily brokerage firms and commercial banks. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for certain information regarding the Company’s securities lending program.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, held in trust and pledged as collateral.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $68.6 billion and $72.1 billion, or 13.1% and 13.8% of total cash and invested assets at March 31, 2012 and December 31, 2011, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $56.6 billion and $56.9 billion, by portfolio segment, at March 31, 2012 and December 31, 2011, respectively, as well as the components of the mortgage loans held-for-sale of $12.0 billion and $15.2 billion at March 31, 2012 and December 31, 2011, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of the Company’s commercial and agricultural mortgage loans, 90% are collateralized by properties located in the U.S., with the remaining 10% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at March 31, 2012. The three locations with the most commercial and agricultural mortgage loans were California, New York and Texas at 18%, 9% and 7%, respectively, of total mortgage loans held for investment (excluding commercial mortgage loans held by CSEs) at March 31, 2012. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type.  Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents 75% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both March 31, 2012 and December 31, 2011. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
South Atlantic	$8,968	22.2%	$9,022	22.3%
Pacific	8,015	19.9	8,209	20.3
Middle Atlantic	6,288	15.6	6,370	15.8
International	4,839	12.0	4,713	11.7
West South Central	3,289	8.1	3,220	8.0
East North Central	2,936	7.3	2,984	7.3
New England	1,572	3.9	1,563	3.9
Mountain	810	2.0	746	1.8
East South Central	483	1.2	487	1.2
West North Central	346	0.9	365	0.9
Multi-Region and Other	2,783	6.9	2,761	6.8

Total recorded investment	40,329	100.0%	40,440	100.0%

Less: valuation allowances	368		398

Carrying value, net of valuation allowances	$39,961		$40,042

Property Type:
Office	$18,320	45.4%	$18,582	45.9%
Retail	9,545	23.7	9,524	23.6
Apartments	3,930	9.7	4,011	9.9
Industrial	3,288	8.2	3,102	7.7
Hotel	3,136	7.8	3,114	7.7
Other	2,110	5.2	2,107	5.2

Total recorded investment	40,329	100.0%	40,440	100.0%

Less: valuation allowances	368		398

Carrying value, net of valuation allowances	$39,961		$40,042

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in the insurance industry.

We define restructured mortgage loans as loans in which we, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. We define potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. We define delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. We define mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	March 31, 2012				December 31, 2011
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
		(In millions)				(In millions)
Commercial:
Performing	$40,133	99.5%	$310	0.8%	$40,106	99.1%	$339	0.8%
Restructured (1)	173	0.4	43	24.9%	248	0.6	44	17.7%
Potentially delinquent	23	0.1	15	65.2%	23	0.1	15	65.2%
Delinquent or under foreclosure	—	—	—	—%	63	0.2	—	—%

Total	$40,329	100.0%	$368	0.9%	$40,440	100.0%	$398	1.0%

Agricultural (2):
Performing	$12,652	97.7%	$36	0.3%	$12,899	98.3%	$41	0.3%
Restructured (3)	58	0.4	6	10.3%	58	0.4	7	12.1%
Potentially delinquent	87	0.7	4	4.6%	25	0.2	4	16.0%
Delinquent or under foreclosure (3)	149	1.2	29	19.5%	147	1.1	29	19.7%

Total	$12,946	100.0%	$75	0.6%	$13,129	100.0%	$81	0.6%

Residential (4):
Performing	$761	96.6%	$1	0.1%	$664	96.4%	$1	0.2%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	—	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	27	3.4	2	7.4%	25	3.6	1	4.0%

Total	$788	100.0%	$3	0.4%	$689	100.0%	$2	0.3%

(1)	As of March 31, 2012 and December 31, 2011, restructured commercial mortgage loans were comprised of 7 and 10 restructured loans, respectively, all of which were performing.

(2)

Of the $12.9 billion of agricultural mortgage loans outstanding at March 31, 2012, 51% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)

As of March 31, 2012 and December 31, 2011, restructured agricultural mortgage loans were comprised of 13 and 11 restructured loans, respectively, all of which were performing. Additionally, as of March 31, 2012 and December 31, 2011, delinquent or under foreclosure agricultural mortgage loans included two and four restructured loans with a recorded investment of $32 million and $13 million, respectively, which were not performing.

(4)

Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans and, to a much lesser extent, second lien residential mortgage loans and home equity lines of credit.

See Notes 3 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, loans modified through troubled debt restructurings, the activity in the Company’s valuation allowances, the Company’s valuation allowances by type of credit loss and information on impairments of mortgage loans and the related carrying value after impairments.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 60% and 61% at March 31, 2012 and December 31, 2011, respectively, and the average debt service coverage ratio was 2.1x at both March 31, 2012 and December 31, 2011. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For agricultural mortgage loans, the average loan-to-value ratio was 47% and 48% at March 31, 2012 and December 31, 2011, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans.  The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate loans. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $173 million and $74 million at March 31, 2012 and December 31, 2011, respectively, and certain of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%. Additionally, the Company’s investment in traditional residential interest-only mortgage loans was $6 million at both March 31, 2012 and December 31, 2011.

Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowance” included in the 2011 Annual Report for further information on our mortgage valuation allowance policy.

Real Estate and Real Estate Joint Ventures

Real estate holdings by type consisted of the following:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$6,942	82.0%	$5,845	68.3%
Real estate joint ventures and funds	1,172	13.8	2,340	27.3

Real estate and real estate joint ventures	8,114	95.8	8,185	95.6
Foreclosed (commercial, agricultural and residential)	346	4.1	264	3.1

Real estate held-for-investment	8,460	99.9	8,449	98.7
Real estate held-for-sale	12	0.1	114	1.3

Total real estate and real estate joint ventures	$8,472	100.0%	$8,563	100.0%

See also Note 3 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $8.6 billion and $7.6 billion at March 31, 2012 and December 31, 2011, respectively.

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. Of the Company’s real estate investments, 79% are located in the United States, with the remaining 21% located outside the United States, at March 31, 2012. The three locations with the largest real estate investments were California, Japan and Florida at 19%, 13%, and 12%, respectively, at March 31, 2012.

There were no impairments recognized on real estate held-for-investment for the three months ended March 31, 2012 and 2011. Impairments recognized on real estate held-for-sale were $3.7 million for the three months ended March 31, 2012. There were no impairments recognized on real estate held-for-sale for the three months ended March 31, 2011. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on real estate joint ventures and the related carrying value after impairment.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.5 billion and $6.4 billion at March 31, 2012 and December 31, 2011, respectively, which included $1.2 billion and $1.1 billion of hedge funds, at March 31, 2012 and December 31, 2011, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on other limited partnerships and the related carrying value after impairment.

Other Invested Assets

The following table that presents the Company’s other invested assets by type at:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$12,447	61.7%	$16,200	68.7%
Leveraged leases, net of non-recourse debt	2,192	10.9	2,248	9.5
Tax credit partnerships	1,727	8.6	1,531	6.5
MSRs	727	3.6	666	2.8
Funds withheld	609	3.0	608	2.6
Joint venture investments	207	1.0	171	0.7
Other	2,263	11.2	2,157	9.2

Total	$20,172	100.0%	$23,581	100.0%

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $11.8 billion and $17.3 billion, or 2.3% and 3.3% of total cash and invested assets, at March 31, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.6 billion and $5.0 billion, or 1.3% and 1.0% of total cash and invested assets, at March 31, 2012 and December 31, 2011, respectively.

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

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at March 31, 2012 and December 31, 2011.

Hedging. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at March 31, 2012 and December 31, 2011.

•	The notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at March 31, 2012 and December 31, 2011.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2012 and 2011.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy. Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2012
	Derivative Assets	% of Total	Derivative Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$55	—%	$57	1%
Significant other observable inputs (Level 2)	11,553	93	3,938	94
Significant unobservable inputs (Level 3)	839	7	212	5

Total estimated fair value	$12,447	100%	$4,207	100%

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

Derivatives categorized as Level 3 at March 31, 2012 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate lock commitments with certain unobservable inputs, including pull-through rates; foreign currency swaps which are cancelable and priced through independent broker quotations; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity contracts that are priced via independent broker quotations.

At both March 31, 2012 and December 31, 2011, 5% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2012 is as follows:

Three Months Ended March 31, 2012
(In millions)
Balance, beginning of period	$1,234
Total realized/unrealized gains (losses) included in:
Earnings	(494)
Other comprehensive income (loss)	(90)
Purchases, sales, issuances and settlements	(23)
Transfer into and/or out of Level 3	—

Balance, end of period	$627

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivative Financial Instruments” in the 2011 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Credit Risk.  See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the Company manages credit risk related to its freestanding derivatives, including the use of master netting agreements and collateral arrangements.

The Company’s policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect the Company’s legal right of offset. The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at March 31, 2012:

	March 31, 2012
	Net Derivative Assets	Net Derivative Liabilities
	(In millions)
Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements (1)	$9,176	$764
Cash collateral on OTC Derivatives	(7,231)	(64)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash Collateral (1)	1,945	700
Securities Collateral on OTC Derivatives (2)	(1,599)	(481)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	346	219
Estimated Fair Value of Exchange-Traded Derivatives	52	54

Total Estimated Fair Value of Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	$398	$273

(1)	Includes income accruals on derivatives.

(2)	The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets.

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

Embedded Derivatives. The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	March 31, 2012
	Net Embedded Derivatives Within
	Asset Host Contracts	% of Total	Liability Host Contracts	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	1	—	16	1
Significant unobservable inputs (Level 3)	329	100	2,742	99

Total estimated fair value	$330	100%	$2,758	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

Three Months
Ended
March 31, 2012
(In millions)
Balance, beginning of period	$(4,203)
Total realized/unrealized gains (losses) included in:
Earnings	1,826
Other comprehensive income (loss)	103
Purchases, sales, issuances and settlements	(139)
Transfer into and/or out of Level 3	—

Balance, end of period	$(2,413)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($1.2) billion and ($74) million for the three months ended March 31, 2012 and 2011, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2011 Annual Report.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivative Financial Instruments” included in the 2011 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

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

Collateral for Securities Lending and Derivative Financial Instruments

The Company participates in a securities lending program in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The Company has non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $120 million and $371 million at estimated fair value at March 31, 2012 and December 31, 2011, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for further information on discussion of the Company’s securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

The Company enters into derivative financial instruments to manage various risks relating to its ongoing business operations. The Company has non-cash collateral from counterparties for derivative financial instruments, which can be sold or repledged subject to certain constraints, and has not been recorded on its consolidated balance sheets. The amount of this collateral was $1.6 billion and $2.5 billion at March 31, 2012 and December 31, 2011, respectively, which were held in separate custodial accounts and not recorded on the Company’s consolidated balance sheets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” in the 2011 Annual Report and “Derivatives” in Note 4 of the Notes to

the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of the Company’s derivative financial instruments.

Guarantees

See “Guarantees” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other

Additionally, the Company has the following commitments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio:

•	Commitments to Fund Partnership Investments;

•	Mortgage Loan Commitments; and

•	Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” “Mortgage Loans,” “Real Estate and Real Estate Joint Ventures,” and “Other Limited Partnerships” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” in the 2011 Annual Report for further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. In addition, see “Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments” in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on interest rate lock commitments.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the global economy. Stressed conditions, volatility and disruptions in global capital markets, in particular markets, or in financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and global markets continue to experience significant volatility that may affect our financing costs and market interest for our securities.

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

Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, could further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends” and “— Investments — Current Environment.” See also “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” in the 2011 Annual Report.

The following discussion supplements the discussion in the 2011 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities, and (ii) cash collateral received from counterparties in connection with derivative instruments. At March 31, 2012 and December 31, 2011, the Company’s short-term liquidity position was $21.1 billion and $16.2 billion, respectively. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities. See “ — Investments — Current Environment.”

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

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is regulated by insurance laws and regulations. See “Business — U.S. Regulation — Insurance Regulation,” “Business — International Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, and “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.”

Summary of Primary Sources and Uses of Liquidity and Capital.  The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Sources:
Net cash provided by operating activities	$5,758	$3,499
Net cash provided by investing activities	2,167	—
Net cash provided by changes in policyholder account balances	1,822	1,679
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	1,353
Net cash provided by short-term debt issuances	—	266
Long-term debt issued	—	280
Net change in liability for securitized reverse residential mortgage loans	561	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	75	47
Net cash provided by other, net	16	—
Cash provided by the effect of change in foreign currency exchange rates	41	93

Total sources	10,440	10,167

Uses:
Net cash used in investing activities	—	8,092
Net cash used for changes in payables for collateral under securities loaned and other transactions	1,220	—
Net cash used for changes in bank deposits	50	1,027
Net cash used for short-term debt repayments	585	—
Long-term debt repaid	349	249
Redemption of convertible preferred stock	—	2,805
Preferred stock redemption premium	—	146
Dividends on preferred stock	30	30
Net cash used in other, net	—	56

Total uses	2,234	12,405

Net increase (decrease) in cash and cash equivalents	$8,206	$(2,238)

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At March 31, 2012 and December 31, 2011, the Company had $268.0 billion and $258.9 billion, respectively, in liquid assets. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Dispositions. There were no net cash proceeds from dispositions during the three months ended March 31, 2012 and 2011.

Global Funding Sources. Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•

MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “ — The Company — Liquidity and Capital Sources — Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2012 and December 31, 2011, MetLife Funding had a tangible net worth of $12 million. At both March 31, 2012 and December 31, 2011, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $101 million.

•

MetLife Bank is a depository institution that is approved to use the FRB of NY Discount Window borrowing privileges. To utilize these privileges, MetLife Bank has pledged qualifying loans and investment securities to the FRB of NY as collateral. At both March 31, 2012 and December 31, 2011, MetLife Bank had no liability for advances from the FRB of NY under this facility. For further discussion of MetLife, Inc.’s status as a bank holding company, see “— MetLife, Inc. — Capital.”

•

MetLife Bank has historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”) to meet variable funding requirements from residential mortgage originations, to term fund certain assets, and as an alternate source of liquidity. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. At March 31, 2012 and December 31, 2011, MetLife Bank had outstanding advances from the FHLB of NY of $4.0 billion and $4.8 billion, respectively. In April 2012, MetLife Bank transferred cash totaling $3.9 billion to MLIC related to such outstanding advances, and MLIC assumed the associated obligations under terms similar to those of the transferred advances. In connection with the MetLife Bank Events, there will be timing differences in MetLife Bank’s cash flows giving rise to short-term liquidity needs. In order to meet these needs, MetLife, Inc. will provide MetLife Bank with temporary liquidity support through a combination of internally and externally sourced funds. See “— MetLife, Inc. — Capital” and “— Liquidity and Capital Uses — Affiliated Capital Transactions.”

•

The Company also had obligations under advances evidenced by funding agreements with the FHLB of NY of $11.6 billion and $11.7 billion at March 31, 2012 and December 31, 2011, respectively, for MLIC, which are included in PABs. During the three months ended March 31, 2012 and 2011, the Company issued $4.2 billion and $2.0 billion and repaid $4.2 billion and $2.4 billion, respectively, of such advances. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. In connection with the aforementioned MetLife Bank transfer of advances agreements and associated transfer of cash to MLIC in April 2012, MLIC issued funding agreements to the FHLB of NY under similar terms, which will be included in PABs.

•

The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $450 million at both March 31, 2012 and December 31, 2011, for MICC, which are included in PABs. During the three months ended March 31, 2012 and 2011, the Company issued $0 and $300 million and repaid $0 and $0, respectively, of such advances. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) of $1.4 billion and $695 million at March 31, 2012 and December 31, 2011, respectively, which are included in PABs. During the three months ended March 31, 2012 and 2011, the Company issued $865 million and $600 million and repaid $175 million and $0, respectively, of such advances. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2012 and 2011, the Company issued $10.7 billion and $12.4 billion and repaid $9.3 billion and $11.0 billion, respectively, of such funding agreements. At March 31, 2012 and December 31, 2011, funding agreements outstanding, which are included in PABs, were $27.3 billion and $25.5 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued was $2.8 billion at both March 31, 2012 and December 31, 2011, which is included in PABs. During the three months ended March 31, 2012 and 2011, the Company issued $0 and $500 million and repaid $0 and $500 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Outstanding Debt.  The following table summarizes the outstanding debt of the Company at:

	March 31, 2012	December 31, 2011
	(In millions)
Short-term debt	$101	$686
Long-term debt (1)	$20,473	$20,624
Collateral financing arrangements	$4,647	$4,647
Junior subordinated debt securities	$3,192	$3,192

(1)

Excludes $2.9 billion and $3.1 billion at March 31, 2012 and December 31, 2011, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings.  During the three months ended March 31, 2012 and 2011, MetLife Bank received advances related to long-term borrowings totaling $0 and $280 million, respectively, from the FHLB of NY. During the three months ended March 31, 2012 and 2011, MetLife Bank received advances related to short-term borrowings totaling $150 million and $3.7 billion, respectively, from the FHLB of NY.

Credit and Committed Facilities.  The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at March 31, 2012. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2012, the Company had outstanding $2.5 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.5 billion at March 31, 2012.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At March 31, 2012, the Company had outstanding $5.7 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.9 billion at March 31, 2012.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants. Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at March 31, 2012.

Common Stock.  During the three months ended March 31, 2012, the Holding Company issued 2,514,911 new shares of common stock for $75 million to satisfy various stock option exercises.

Liquidity and Capital Uses

Acquisitions.  There were no cash outflows for acquisitions during the three months ended March 31, 2012 and 2011.

Debt Repayments.  During the three months ended March 31, 2012 and 2011, MetLife Bank made repayments of $184 million and $65 million, respectively, to the FHLB of NY related to long-term borrowings. During the three months ended March 31, 2012 and 2011, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $735 million and $3.4 billion, respectively.

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

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2012 and 2011, general account surrenders and withdrawals from annuity products were $1.3 billion and $913 million, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at March 31, 2012 there were $1.9 billion of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder was subject to a notice period of five months or greater. An additional $125 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Dividends.  Common stock dividend decisions are determined by MetLife, Inc.’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions by MetLife, Inc. to its security holders is subject to regulation by the Federal Reserve. See “Business — U.S. Regulation — Financial Holding Company Regulation” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for Preferred Stock is as follows for the three months ended March 31, 2012:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
March 5, 2012	February 29, 2012	March 15, 2012	$0.2527777	$6	$0.4062500	$24

Residential Mortgage Loans Held-for-Sale.  At March 31, 2012 and December 31, 2011, the Company held $11.9 billion and $15.2 billion, respectively, in residential mortgage loans held-for-sale. For further detail on MetLife Bank’s use of these funding sources, see “— The Company — Liquidity and Capital Sources — Global Funding Sources.” Securitized reverse residential mortgage loans were funded through issuance of GNMA securities, for which the corresponding liability at March 31, 2012 and December 31, 2011 of $8.3 billion and $7.7 billion, respectively, is included in other liabilities.

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. At March 31, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $7.2 billion and $9.5 billion, respectively. See “— Investments —Derivative Financial Instruments — Credit Risk.” With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $98 million at March 31, 2012. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, short-term investments and cash and cash equivalents, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $25.3 billion and $24.2 billion at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $3.8 billion and $2.7 billion at March 31, 2012 and December 31, 2011, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2012 was $3.7 billion, of which $3.3 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” in the 2011 Annual Report for additional information on the Company’s contractual obligations.

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

Litigation.  Putative or certified class action litigation and other litigation, and claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

MetLife, Inc.

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies.  MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, all of MetLife, Inc.’s and MetLife Bank’s risk-based and leverage capital ratios met the federal banking regulatory agencies, “well capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, such as the enhanced prudential standards under proposed Regulation YY, if adopted in the U.S., Basel III will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “Business — U.S. Regulation” in the 2011 Annual Report, and “— Industry Trends” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. The transaction is subject to the receipt of regulatory approvals from the OCC, the FDIC and the Utah DFI and to the satisfaction of other customary closing conditions. GE Capital Financial Inc. has filed applications with the FDIC and the Utah DFI seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed applications with the OCC seeking approval to change the composition of substantially all of MetLife Bank’s assets and with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Financial Inc. of the deposits to be transferred to it). The parties have responded to questions on their applications from the staff of the OCC, the FDIC and the Utah DFI, and are awaiting action by these regulators on their applications. Upon completion of MetLife Bank’s exit from its depository business and termination of its FDIC insurance and MetLife, Inc.’s deregistration as a bank holding company, MetLife, Inc. will no longer be regulated as a bank holding company. However, if in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution, it would once again be regulated by the Federal Reserve (including its capital requirements) and may be subject to enhanced supervision and prudential standards. In October 2011, the FSOC issued a notice of proposed rulemaking outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be so subject. If MetLife, Inc. meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors. For further information, see “— Industry Trends.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2012
Company	Permitted w/o Approval (1)
(In millions)
Metropolitan Life Insurance Company	$1,350
American Life Insurance Company	$168
MetLife Insurance Company of Connecticut	$504
Metropolitan Tower Life Insurance Company	$82
MetLife Investors Insurance Company	$18
Delaware American Life Insurance Company	$12

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval. None of these available amounts have been paid as of March 31, 2012.

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

The Company’s management actively manages its target and excess capital levels and dividend flows on a proactive basis and forecasts local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. Management of MetLife, Inc. cannot provide assurances that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Liquid Assets.  An integral part of MetLife, Inc.’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At both March 31, 2012 and December 31, 2011, MetLife, Inc. had $4.2 billion in liquid assets. In addition, MetLife, Inc. has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At March 31, 2012 and December 31, 2011, MetLife, Inc. had pledged $489 million and $449 million, respectively, of liquid assets under collateral support agreements.

Dispositions.  There were no net cash proceeds from dispositions during the three months ended March 31, 2012 and 2011.

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

We continuously monitor and adjust our liquidity and capital plans in light of changing requirements and market conditions.

Long-term Debt.  The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2012	December 31, 2011
	(In millions)
Long-term debt — unaffiliated	$15,699	$15,666
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Covenants.  Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at March 31, 2012.

Common Stock.  For information on common stock issued by MetLife, Inc., see “— The Company — Liquidity and Capital Sources — Common Stock.”

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

Acquisitions.  There were no cash outflows for acquisitions during the three months ended March 31, 2012 and 2011.

Affiliated Capital Transactions.  During the three months ended March 31, 2012 and 2011, MetLife, Inc. invested an aggregate of $316 million and $485 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. On March 23, 2012, American Life issued a note to MetLife, Inc. for $175 million with an interest rate of six-month LIBOR + 1.06% which matures on June 29, 2012. At December 31, 2011, MetLife, Inc. did not have any loans to subsidiaries outstanding.

Debt Repayments.  MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Senior Notes” in the 2011 Annual Report.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage, measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Enterprise Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investments Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

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

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.

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

Foreign Currency Exchange Rates. The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios and liabilities are the Euro, the Japanese yen, the British pound, the Mexican peso and the Canadian dollar. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Japanese yen, the Polish zloty, the Mexican peso, the British pound, the Australian dollar, the Euro, the Korean won and the Canadian dollar. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2011 Annual Report.

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

Interest Rate Risk Management. To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

•

The Company’s Treasury Department is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investments Department.

•

The Investments Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

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

Equity Market Risk Management. Equity market risk exposure through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investments Department. Equity market risk is realized through its investment in equity securities and is managed by its Investments Department. MetLife uses derivatives to mitigate its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at March 31, 2012. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at March 31, 2012:

March 31, 2012
(In millions)
Non-trading:
Interest rate risk	$5,372
Foreign currency exchange rate risk	$4,546
Equity market risk	$92
Trading:
Interest rate risk	$7
Foreign currency exchange rate risk	$538

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at March 31, 2012 by type of asset or liability:

	March 31, 2012
	Notional Amount	Estimated Fair Value (3)	Assuming a 10% Increase in the Yield Curve
		(In millions)
Assets:
Fixed maturity securities		$354,451	$(5,583)
Equity securities		3,043	—
Trading and other securities		19,026	(7)
Mortgage loans:
Held-for-investment		59,212	(278)
Held-for-sale		3,664	(7)

Mortgage loans, net		62,876	(285)
Policy loans		14,069	(141)
Real estate joint ventures (1)		181	—
Other limited partnership interests (1)		1,464	—
Short-term investments		11,801	(1)
Other invested assets:
Mortgage servicing rights		727	60
Other		924	—
Cash and cash equivalents		18,667	—
Accrued investment income		4,612	—
Premiums, reinsurance and other receivables		4,902	(247)
Other assets		352	(10)
Net embedded derivatives within asset host contracts (2)		330	(16)
Mortgage loan commitments	$4,252	—	4
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,501	44	—

Total Assets			$(6,226)

Liabilities:
Policyholder account balances		$160,074	$724
Payables for collateral under securities loaned and other transactions		32,496	—
Bank deposits		10,478	—
Short-term debt		101	—
Long-term debt		22,561	221
Collateral financing arrangements		4,156	—
Junior subordinated debt securities		3,582	126
Other liabilities:
Trading liabilities		169	4
Other		5,968	—
Net embedded derivatives within liability host contracts (2)		2,758	1,527

Total Liabilities			$2,602

Derivative Instruments:
Interest rate swaps	$90,460	$4,601	$(1,248)
Interest rate floors	$23,866	900	(86)
Interest rate caps	$43,665	92	25
Interest rate futures	$14,781	(23)	(85)
Interest rate options	$16,051	437	(178)
Interest rate forwards	$3,189	114	(48)
Synthetic GICs	$4,484	—	—
Foreign currency swaps	$16,995	(32)	(2)
Foreign currency forwards	$10,301	(231)	1
Currency futures	$827	1	—
Currency options	$1,446	20	—
Credit default swaps	$12,599	122	—
Equity futures	$6,498	18	—
Equity options	$23,575	2,312	(131)
Variance swaps	$19,108	(3)	(3)
Total rate of return swaps	$2,117	(88)	—

Total Derivative Instruments			$(1,755)

Net Change			$(5,379)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

Interest rate risk has increased by $1.1 billion, or 26%, to $5.4 billion at March 31, 2012 from $4.3 billion at December 31, 2011. The increase in risk is primarily due to an increase in interest rates across the long end of the swaps and U.S. Treasury curves, the use of derivatives employed by the Company and net embedded derivatives within liability host contracts of $722 million, $226 million and $150 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at March 31, 2012 by type of asset or liability:

	March 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
		(In millions)
Assets:
Fixed maturity securities		$354,451	$(8,250)
Equity securities		3,043	(107)
Trading and other securities		19,026	(538)
Mortgage loans:
Held-for-investment		59,212	(405)
Held-for-sale		3,664	—

Mortgage loans, net		62,876	(405)
Policy loans		14,069	(193)
Other limited partnership interests		1,464	—
Short-term investments		11,801	(210)
Other invested assets:
Mortgage servicing rights		727	—
Other		924	(115)
Cash and cash equivalents		18,667	(100)
Accrued investment income		4,612	(15)
Premiums, reinsurance and other receivables		4,902	(168)
Other assets		352	(17)

Total Assets			$(10,118)

Liabilities:
Policyholder account balances		$160,074	$3,590
Bank deposits		10,478	—
Long-term debt		22,561	125
Payable for collateral under securities loaned and other transactions		32,496	2
Other liabilities		5,968	166
Net embedded derivatives within liability host contracts (2)		2,758	418

Total Liabilities			$4,301

Derivative Instruments:
Interest rate swaps	$90,460	$4,601	$(32)
Interest rate floors	$23,866	900	—
Interest rate caps	$43,665	92	—
Interest rate futures	$14,781	(23)	1
Interest rate options	$16,051	437	(9)
Interest rate forwards	$3,189	114	—
Synthetic GICs	$4,484	—	—
Foreign currency swaps	$16,995	(32)	738
Foreign currency forwards	$10,301	(231)	139
Currency futures	$827	1	(71)
Currency options	$1,446	20	73
Credit default swaps	$12,599	122	—
Equity futures	$6,498	18	2
Equity options	$23,575	2,312	(108)
Variance swaps	$19,108	(3)	—
Total rate of return swaps	$2,117	(88)	—

Total Derivative Instruments			$733

Net Change			$(5,084)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $51 million, to $5.1 billion at March 31, 2012 from $5.0 billion at December 31, 2011. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities) and net embedded derivatives within liability host contracts of $357 million and $58 million, respectively. The Company has higher net exposures primarily to the Japanese Yen, the Australian dollar, the Mexican Peso and the British pound. This was partially offset by a decrease in the foreign exposure related to PABs and the use of derivatives employed by the Company of $215 million and $148 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at March 31, 2012 by type of asset or liability:

	March 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
		(In millions)
Assets:
Equity securities		$3,043	$361
Other invested assets:
Net embedded derivatives within asset host contracts (2)		330	(15)

Total Assets			$346

Liabilities:
Policyholder account balances		$160,074	$—
Bank deposits		10,478	—
Other liabilities:
Net embedded derivatives within liability host contracts (2)		2,758	636

Total Liabilities			$636

Derivative Instruments:
Interest rate swaps	$90,460	$4,601	$—
Interest rate floors	$23,866	900	—
Interest rate caps	$43,665	92	—
Interest rate futures	$14,781	(23)	—
Interest rate options	$16,051	437	—
Interest rate forwards	$3,189	114	—
Synthetic GICs	$4,484	—	—
Foreign currency swaps	$16,995	(32)	—
Foreign currency forwards	$10,301	(231)	—
Currency futures	$827	1	—
Currency options	$1,446	20	—
Credit default swaps	$12,599	122	—
Equity futures	$6,498	18	(548)
Equity options	$23,575	2,312	(336)
Variance swaps	$19,108	(3)	13
Total rate of return swaps	$2,117	(88)	(203)

Total Derivative Instruments			$(1,074)

Net Change			$(92)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $55 million to $92 million at March 31, 2012 from $37 million at December 31, 2011. This change was primarily due to a decrease in net embedded derivatives within liability host contracts of $103 million. This was partially offset by the use of derivatives employed by the Company of $31 million. The remainder of the fluctuation is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the three months ended March 31, 2012 and 2011, MLIC received approximately 1,214 and 1,123 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2012.

Regulatory Matters

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries. Since 2008, MetLife, through its affiliate, MetLife Bank National Association (“MetLife Bank”), has significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

MetLife Bank’s mortgage servicing has been the subject of recent inquiries and requests by state and federal regulatory and law enforcement authorities. MetLife Bank is cooperating with the authorities’ review of this business. On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. In a February 9, 2012 press release, the Federal Reserve Board announced that it had issued monetary sanctions against five banking organizations for deficiencies in the organizations’ servicing of residential mortgage loans and processing of foreclosures. The Federal Reserve Board has also stated that it plans to announce monetary penalties against other institutions under its supervision against whom it had issued enforcement actions in 2011, including MetLife, Inc., for deficiencies in servicing of residential mortgage loans and processing foreclosures. MetLife Bank has also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration insured loans.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. The Company is unable to estimate the reasonably possible loss or range of loss arising from the MetLife Bank regulatory matters. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

Metco Site, Hicksville, Nassau County, New York. On February 22, 2012, the New York State Department of Environmental Protection issued a notice to MLIC, as purported successor in interest to New England Mutual Life Insurance Company (“New England Mutual”), that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. The Company is reviewing the matter.

Unclaimed Property Inquiries and Related Litigation

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of

Insurance has been converted into a multi-state targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. At least one other jurisdiction is pursuing a similar market conduct exam and it is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multi-state market conduct exam, or issue directives similar to the New York Insurance Department’s letter. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company. In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that are conducting the audits referenced above and with the states most directly involved in the targeted market conduct exam referenced above to resolve the audits and the examination. The effectiveness of each agreement is conditioned upon the approval of a specified number of jurisdictions. Pursuant to the settlement to resolve the audits, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, and, to the extent that it is unable to locate owners of amounts payable, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the settlements, the Company will, among other things, adopt specified procedures for identifying liabilities under life insurance, annuity, and retained asset contracts, for seeking to contact and pay beneficiaries under such liabilities, and for escheating unclaimed property to appropriate states. Additionally, the Company has agreed to make a multi-state examination payment in the amount of $40 million to be allocated among the settling states. Therefore, in the first quarter of 2012, the Company recorded a $52 million after-tax charge for such multi-state examination payment, and the expected acceleration of benefit payments to policyholders under the settlements. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until January 18, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $1.6 billion. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $110,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint, and intends to defend this action vigorously.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (District Court, County of Hennepin, MN, filed January 31, 2011). Alleging that MetLife, Inc. and another company have violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator has brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until March 22, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, is $228 million. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $130,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint, and intends to defend this action vigorously.

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to vigorously defend these actions. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations.

Total Control Accounts Litigation and Regulatory Actions

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

Various state regulators have also taken actions with respect to retained asset accounts. The New York Insurance Department issued a circular letter on March 29, 2012 stating that an insurer should only use a retained asset account when a policyholder or beneficiary affirmatively chooses to receive life insurance proceeds through such an account and providing for certain disclosures to a beneficiary, including that payment by a single check is an option. The Minnesota Department of Commerce, in connection with an ongoing market conduct exam, has issued a proposed consent order to the Company regarding the Company’s use of TCAs.

Other U.S. Litigation

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and ERISA claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. MLIC has filed a motion to dismiss.

International Litigation

Italy Fund Redemption Suspension Complaints and Litigation. As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits that have been filed to date have either been resolved or are proceeding through litigation. In March 2011, ALIL began implementing a plan to resolve policyholder claims. Under the plan, ALIL will provide liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL will offer policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings LLC, AIG has agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

Item 1A.  Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

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

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. During the first quarter of 2012, concerns about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, continue to create market volatility. This market volatility will continue to affect the performance of various asset classes during 2012, and perhaps longer, until there is an ultimate resolution of these sovereign debt-related concerns. Greece’s newly issued sovereign debt is currently rated C by Moody’s Investors Service, Inc., CCC by Standard & Poor’s Ratings Services (“S&P”) and B- by Fitch Ratings (“Fitch”). Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. Although we expect modest growth and improved economic conditions in the Japanese economy during 2012, disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the August 2011 downgrade by S&P of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” in the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

Our revenues and net investment income are likely to remain under pressure in uncertain financial market conditions and as a result of low interest rates, and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. We cannot predict whether or when such actions may occur, nor can we predict what ultimate impact, if any, either such actions or any of the legislative, judicial, regulatory and other governmental actions of the last several years could have on our business, results of operations and financial condition. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position,” “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2011 Annual Report.

Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation” in the 2011 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S. insurance subsidiaries are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2011 Annual Report.

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

U.S. Federal Regulation Affecting Insurance.  Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Counsel (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, effective July 2012, Dodd-Frank imposes restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” in the 2011 Annual Report.

Banking and Bank Holding Company Regulation. As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC and the Consumer Financial Protection Bureau (“CFPB”), and secondarily by the Federal Reserve Board and the Federal Reserve Bank of New York (the “FRB of NY” and, collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

From 2008 until January 2012, MetLife Bank significantly increased its mortgage servicing activities by acquiring servicing portfolios. Currently, MetLife Bank services approximately 1% of the aggregate principal amount of the mortgage loans serviced in the U.S. In January 2012, MetLife, Inc. announced that it is exiting the business of originating forward residential mortgages, but will continue to service its existing forward mortgage customers. In April 2012, MetLife, Inc. announced that it is exiting the reverse mortgage origination business and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio.

State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. See “Risk Factors — The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers” in the 2011 Annual Report.

In addition, Dodd-Frank established the CFPB that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Consumer Protection Laws” in the 2011 Annual Report. We cannot predict how regulation by the CFPB might affect our business.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) published its final rules for increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies, such as MetLife, Inc. Assuming these requirements are endorsed and adopted by the U.S., they are to be phased in beginning January 1, 2013. It is possible that even more stringent capital and liquidity requirements could be imposed on us under Basel III and Dodd-Frank as long as MetLife, Inc. remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank financial company subject to enhanced supervision by the Federal Reserve Board (a “non-bank systemically important financial institution” or “non-bank SIFI”).

In December 2011, the Federal Reserve Board issued a notice of proposed rulemaking related to enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. The ability of MetLife Bank and MetLife, Inc. to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital would be affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and the endorsement and adoption by the U.S. of Basel III and other regulatory initiatives. See “Business — U.S. Regulation,” “Business — International Regulation” in the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks, which are to be phased in for U.S. banks beginning in 2016 and will become fully effective in 2019 if they are endorsed and adopted by the U.S. banking regulators.

The Federal Reserve’s capital plan rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large bank holding companies, including MetLife, Inc. In January 2012, we submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plan rule, and additional information required by CCAR 2012. The capital plan projected MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of CCAR 2012. In March 2012, the Federal Reserve, based on its assessment, objected to MetLife’s incremental capital distribution plan, which included a proposed stock repurchase and dividend increase. If MetLife remains a bank holding company, or if it is designated a non-bank systemically important financial institution and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal

Reserve will approve its future capital plans. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position.

Under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., are required to be “well capitalized” and “well managed” as defined by the Federal Reserve, on a consolidated basis, and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. If MetLife, Inc., or MetLife Bank is unable to meet these standards, we could be subject to activity restrictions, including restrictions on mergers and acquisitions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends, repurchase common stock or other securities, or engage in transactions that could affect our capital or need for capital. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” in the 2011 Annual Report.

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. The transaction is subject to the receipt of regulatory approvals from the OCC, the FDIC and the Utah Department of Financial Institutions (the “Utah DFI”) and to the satisfaction of other customary closing conditions. GE Capital Financial Inc. has filed applications with the FDIC and the Utah DFI seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed applications with the OCC seeking approval to change the composition of substantially all of MetLife Bank’s assets and with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Financial Inc. of the deposits to be transferred to it). The parties have responded to questions on their applications from the staff of the OCC, the FDIC and the Utah DFI, and are awaiting action by these regulators on their applications. Upon completion of MetLife Bank’s exit from its depository business and termination of its FDIC insurance and MetLife, Inc.’s deregistration as a bank holding company, we will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI, we would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY. In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If MetLife, Inc. meets the consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. See “Business — U.S. Regulation — Financial Holding Company Regulation” in the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessments for banks with assets of $10 billion or more, which includes MetLife Bank. In addition, large bank holding companies and non-bank SIFIs can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and, under a proposal of the U.S. Treasury published on January 3, 2012, will be assessed to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulation of Brokers and Dealers. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2011 Annual Report.

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2011 Annual Report. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions.

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

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Business — International Regulation” in the 2011 Annual Report.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Summary. From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation” in the 2011 Annual Report.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In March 2012, the Federal Reserve Board reiterated its plans to keep interest rates low until at least through late 2014.

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

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

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Risk Factors— Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” in the 2011 Annual Report, and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further consideration of DAC and VOBA.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2012 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2012	1,201	$34.44	—	$1,260,735,127
February 1 — February 29, 2012	11,391	$37.89	—	$1,260,735,127
March 1 — March 31, 2012	11,528	$38.14	—	$1,260,735,127

(1)

During the periods January 1 through January 31, 2012, February 1 through February 29, 2012 and March 1 through March 31, 2012, separate account and other affiliates of MetLife, Inc. purchased 1,201 shares, 11,391 shares and 11,528 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by MetLife, Inc.

(2)

At March 31, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2012. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Our Insurance, Brokerage and Banking Business are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Banking and Bank Holding Company Regulation.”

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

Date: May 8, 2012

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

E-1