Form 10-Q
period 2012-06-30
METLIFE INC
filed 2012-08-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 31, 2012, 1,062,250,517 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2012 (Unaudited) and December 31, 2011 and for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited))	5
	Interim Condensed Consolidated Balance Sheets	5
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income	6
	Interim Condensed Consolidated Statements of Equity	7
	Interim Condensed Consolidated Statements of Cash Flows	9
	Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	130
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	214
Item 4.	Controls and Procedures	222

Part II — Other Information		222
Item 1.	Legal Proceedings	222
Item 1A.	Risk Factors	227
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	240
Item 6.	Exhibits	241

Signatures		242

Exhibit Index		E-1

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the “fiscal cliff” in the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) uncertainty about the effectiveness of governmental and regulatory actions to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (5) impact of comprehensive financial services regulation reform on us; (6) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (7) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (8) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (15) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (16) the dilutive impact on our stockholders resulting from the settlement of common equity units issued in connection with the acquisition of ALICO or otherwise; (17) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (18) downgrades in our claims paying ability, financial strength or credit ratings; (19) ineffectiveness of risk management policies and procedures; (20) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (21) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (22) catastrophe losses; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (24) unanticipated changes in industry trends; (25) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (26) changes in accounting standards, practices and/or policies; (27) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (28) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (29) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (30) adverse results or other consequences from litigation, arbitration or regulatory investigations; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (33) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Part I — Financial Information

Item 1. Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $338,871 and $329,811, respectively;includes $3,289 and $3,225, respectively, relating to variable interest entities)	$366,339	$350,271
Equity securities available-for-sale, at estimated fair value (cost: $2,973 and $3,208, respectively)	2,882	3,023
Trading and other securities, at estimated fair value (includes $535 and $473, respectively, of actively traded securities;and $166 and $280, respectively, relating to variable interest entities)	18,328	18,268
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $361 and $481, respectively; includes $2,981 and $3,187, respectively, at estimated fair value, relating to variable interest entities)	57,201	56,915
Held-for-sale, principally at estimated fair value (includes $461 and $10,716, respectively, under the fair value option)	1,740	15,178

Mortgage loans, net	58,941	72,093
Policy loans	11,912	11,892
Real estate and real estate joint ventures (includes $10 and $15, respectively, relating to variable interest entities)	8,477	8,563
Other limited partnership interests (includes $252 and $259, respectively, relating to variable interest entities)	6,726	6,378
Short-term investments, principally at estimated fair value	18,526	17,310
Other invested assets, principally at estimated fair value (includes $81 and $98, respectively, relating to variable interest entities)	24,288	23,581

Total investments	516,419	511,379
Cash and cash equivalents, principally at estimated fair value (includes $131 and $176, respectively, relating to variable interest entities)	16,035	10,461
Accrued investment income (includes $14 and $16, respectively, relating to variable interest entities)	4,404	4,344
Premiums, reinsurance and other receivables (includes $3 and $12, respectively, relating to variable interest entities)	23,974	22,481
Deferred policy acquisition costs and value of business acquired	24,505	24,619
Goodwill	11,823	11,935
Other assets (includes $5 and $5, respectively, relating to variable interest entities)	7,711	7,984
Separate account assets	220,317	203,023

Total assets	$825,188	$796,226

Liabilities and Equity
Liabilities
Future policy benefits	$188,509	$184,275
Policyholder account balances	225,909	217,700
Other policy-related balances	15,664	15,599
Policyholder dividends payable	786	774
Policyholder dividend obligation	3,369	2,919
Payables for collateral under securities loaned and other transactions	40,302	33,716
Bank deposits	6,832	10,507
Short-term debt	101	686
Long-term debt (includes $2,821 and $3,068, respectively, at estimated fair value, relating to variable interest entities)	18,879	23,692
Collateral financing arrangements	4,196	4,647
Junior subordinated debt securities	3,192	3,192
Current income tax payable	310	193
Deferred income tax liability	8,603	6,395
Other liabilities (includes $54 and $60, respectively, relating to variable interest entities; and $257 and $7,626, respectively, under the fair value option)	25,395	30,914
Separate account liabilities	220,317	203,023

Total liabilities	762,364	738,232

Contingencies, Commitments and Guarantees (Note 11)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	95	105

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding;
$2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,065,380,456 and 1,061,150,915 shares issued at June 30, 2012 and December 31, 2011, respectively; 1,062,186,569 and 1,057,957,028 shares outstanding at June 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	26,927	26,782
Retained earnings	26,904	24,814
Treasury stock, at cost; 3,193,887 shares at June 30, 2012 and December 31, 2011	(172)	(172)
Accumulated other comprehensive income (loss)	8,735	6,083

Total MetLife, Inc.’s stockholders’ equity	62,406	57,519
Noncontrolling interests	323	370

Total equity	62,729	57,889

Total liabilities and equity	$825,188	$796,226

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Premiums	$9,161	$9,294	$18,290	$17,848
Universal life and investment-type product policy fees	2,097	1,969	4,175	3,858
Net investment income	4,719	5,094	10,919	10,406
Other revenues	393	592	990	1,158
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(118)	(298)	(253)	(430)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	27	175	29	184
Other net investment gains (losses)	27	(32)	50	(8)

Total net investment gains (losses)	(64)	(155)	(174)	(254)
Net derivative gains (losses)	2,092	352	114	37

Total revenues	18,398	17,146	34,314	33,053

Expenses
Policyholder benefits and claims	8,911	9,121	18,015	17,358
Interest credited to policyholder account balances	1,022	1,442	3,579	3,366
Policyholder dividends	352	374	695	746
Other expenses	4,775	4,699	9,096	8,789

Total expenses	15,060	15,636	31,385	30,259

Income (loss) from continuing operations before provision for income tax	3,338	1,510	2,929	2,794
Provision for income tax expense (benefit)	1,038	448	763	808

Income (loss) from continuing operations, net of income tax	2,300	1,062	2,166	1,986
Income (loss) from discontinued operations, net of income tax	3	31	17	(9)

Net income (loss)	2,303	1,093	2,183	1,977
Less: Net income (loss) attributable to noncontrolling interests	8	(7)	32	—

Net income (loss) attributable to MetLife, Inc.	2,295	1,100	2,151	1,977
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,264	$1,069	$2,090	$1,770

Comprehensive income (loss)	$3,765	$3,351	$4,819	$4,325
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	(7)	16	(9)

Comprehensive income (loss) attributable to MetLife, Inc.	$3,764	$3,358	$4,803	$4,334

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.13	$0.98	$1.95	$1.68

Diluted	$2.12	$0.97	$1.93	$1.66

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.13	$1.01	$1.97	$1.67

Diluted	$2.12	$1.00	$1.95	$1.65

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2012 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			145							145		145
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											(63)	(63)
Net income (loss)				2,151						2,151	20	2,171
Other comprehensive income (loss), net of income tax						2,805	26	(229)	50	2,652	(4)	2,648

Balance at June 30, 2012	$1	$11	$26,927	$26,904	$(172)	$11,920	$(415)	$(877)	$(1,893)	$62,406	$323	$62,729

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $12 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity — (Continued)

For the Six Months Ended June 30, 2011 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(1,917)		132		13		(1,772)	(6)	(1,778)

Balance at January 1, 2011	1	10	26,423	19,446	(172)	3,488	(366)	(528)	(1,449)	46,853	365	47,218
Redemption of convertible preferred stock			(2,805)							(2,805)		(2,805)
Preferred stock redemption premium				(146)						(146)		(146)
Common stock issuance—newly issued shares		1	2,949							2,950		2,950
Stock-based compensation			147							147		147
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											38	38
Net income (loss)				1,977						1,977	(4)	1,973
Other comprehensive income (loss), net of income tax						1,789	(94)	619	43	2,357	(5)	2,352

Balance at June 30, 2011	$1	$11	$26,714	$21,216	$(172)	$5,277	$(460)	$91	$(1,406)	$51,272	$394	$51,666

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $4 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$12,102	$6,788

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	51,495	54,958
Equity securities	789	1,027
Mortgage loans	4,625	5,152
Real estate and real estate joint ventures	544	268
Other limited partnership interests	453	676
Purchases of:
Fixed maturity securities	(61,507)	(66,861)
Equity securities	(393)	(489)
Mortgage loans	(4,877)	(6,686)
Real estate and real estate joint ventures	(279)	(417)
Other limited partnership interests	(586)	(576)
Cash received in connection with freestanding derivatives	1,011	1,470
Cash paid in connection with freestanding derivatives	(1,549)	(2,632)
Net change in securitized reverse residential mortgage loans	(1,116)	—
Sale of interest in joint venture	—	269
Net change in policy loans	(46)	(77)
Net change in short-term investments	(1,037)	(2,896)
Net change in other invested assets	(225)	(1)
Other, net	(79)	(78)

Net cash used in investing activities	(12,777)	(16,893)

Cash flows from financing activities
Policyholder account balances:
Deposits	49,224	44,671
Withdrawals	(44,889)	(40,842)
Net change in payables for collateral under securities loaned and other transactions	6,586	2,807
Net change in bank deposits	(3,717)	(341)
Net change in short-term debt	(585)	(204)
Long-term debt issued	—	1,221
Long-term debt repaid	(1,022)	(715)
Collateral financing arrangements repaid	(349)	—
Cash received in connection with collateral financing arrangements	—	100
Cash paid in connection with collateral financing arrangements	(44)	—
Debt issuance costs	—	(1)
Net change in liability for securitized reverse residential mortgage loans	1,116	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	79	73
Redemption of convertible preferred stock	—	(2,805)
Preferred stock redemption premium	—	(146)
Dividends on preferred stock	(61)	(61)
Other, net	(47)	(121)

Net cash provided by financing activities	6,291	6,586

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(42)	146

Change in cash and cash equivalents	5,574	(3,373)
Cash and cash equivalents, beginning of period	10,461	13,046

Cash and cash equivalents, end of period	$16,035	$9,673

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$89

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$45

Cash and cash equivalents, from continuing operations, beginning of period	$10,461	$12,957

Cash and cash equivalents, from continuing operations, end of period	$16,035	$9,628

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$494	$834

Income tax	$302	$586

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$221	$74

Collateral financing arrangements repaid	$102	$—

Redemption of advances agreements in long-term debt (1)	$3,806	$—

Issuance of funding agreements in policyholder account balances (1)	$3,806	$—

(1)	See Note 2.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, property & casualty insurance, and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). See Note 16 for further information on the reorganization of the Company’s segments in the first quarter of 2012, which was retrospectively applied.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2012 and November 30, 2011 and the operating results of such subsidiaries for the three months and six months ended May 31, 2012 and 2011.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2012 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of accounting pronouncements adopted in the first quarter of 2012, which were retrospectively applied.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2012, its consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2012 and 2011, its consolidated statements of equity for the six months ended June 30, 2012 and 2011, and its consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2012 (as revised, the “2011 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

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

On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income. The Company adopted the two-statement approach for annual financial statements.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Effective January 1, 2012, the Company adopted new guidance regarding effective control in repurchase agreements. The guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted new guidance regarding accounting for deferred policy acquisition costs (“DAC”), which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of operations and comprehensive income:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	As Previously Reported		Adjustment	As Adjusted	As Previously Reported		Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$5,096	(1)	$(2)	$5,094	$10,410	(1)	$(4)	$10,406
Expenses
Policyholder benefits and claims	$9,119		$2	$9,121	$17,350		$8	$17,358
Other expenses	$4,495		$204	$4,699	$8,397		$392	$8,789
Income (loss) from continuing operations before provision for income tax	$1,718	(1)	$(208)	$1,510	$3,198	(1)	$(404)	$2,794
Provision for income tax expense (benefit)	$519		$(71)	$448	$946	(1)	$(138)	$808
Income (loss) from continuing operations, net of income tax	$1,199	(1)	$(137)	$1,062	$2,252	(1)	$(266)	$1,986
Net income (loss)	$1,230		$(137)	$1,093	$2,243		$(266)	$1,977
Net income (loss) attributable to MetLife, Inc.	$1,237		$(137)	$1,100	$2,243		$(266)	$1,977
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,206		$(137)	$1,069	$2,036		$(266)	$1,770
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.11		$(0.13)	$0.98	$1.93		$(0.25)	$1.68
Diluted	$1.10		$(0.13)	$0.97	$1.91		$(0.25)	$1.66
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.14		$(0.13)	$1.01	$1.92		$(0.25)	$1.67
Diluted	$1.13		$(0.13)	$1.00	$1.90		$(0.25)	$1.65

(1)

Amounts in the table above differ from the amounts previously reported in the consolidated statements of operations and comprehensive income due to the inclusion of the impact of discontinued real estate operations of $2 million for the three months ended June 30, 2011 and $3 million (net investment income of $4 million, net of $1 million of income tax) for the six months ended June 30, 2011.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Net cash provided by operating activities	$6,793	$(5)	$6,788
Net change in other invested assets	$(6)	$5	$(1)

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

In December 2011, the FASB issued new guidance regarding derecognition of in substance real estate (ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force), effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012. The amendments should be applied prospectively to deconsolidation events occurring after the effective date. Under the amendments in ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20: Property, Plant, and Equipment—Real Estate Sales to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Acquisitions and Dispositions

2012 Pending Dispositions

MetLife Bank

In December 2011, MetLife Bank, National Association (“MetLife Bank”) and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. (“GE Capital Bank”). The transaction is subject to the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (the “FDIC”) and to the satisfaction of other customary closing conditions. The Utah Department of Financial Institutions has approved the transaction and the Office of the Comptroller of the Currency (the “OCC”) has granted approval of a change in the composition of all or substantially all of MetLife Bank’s assets in connection with the transaction. GE Capital Bank has filed an application with the FDIC seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed an application with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Bank of the deposits to be transferred to it). The parties have each responded to questions on their applications from the staff of the FDIC, and GE Capital Bank is in the process of responding to recent additional requests from the FDIC. The parties are awaiting action by the FDIC on their applications. Additionally, in January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgages and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgages and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio.

On June 29, 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities for $25 million in net consideration. The net assets sold were $127 million, resulting in a loss on disposal of $67 million, net of income tax, for the six months ended June 30, 2012. As a result of this sale, the Company de-recognized $8.7 billion of the associated securitized reverse residential mortgage loans that previously did not qualify as sales, as well as the corresponding liability of $8.7 billion related to these mortgages in the consolidated balance sheet at June 30, 2012. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. The remaining loans and corresponding liability are expected to be de-recognized upon transfer of the remaining mortgage servicing rights anticipated in the second half of 2012.

In conjunction with exiting the depository and origination businesses, for the three months and six months ended June 30, 2012, the Company recorded a net loss of $50 million and $43 million, respectively, net of income tax, which included lease impairments, other employee-related charges, impairments on mortgage loans, and gains (losses) on securities and mortgage loans sold. The total assets and liabilities recorded in the consolidated balance sheets related to these businesses were approximately $7.0 billion and $6.2 billion at June 30, 2012, respectively, and $11.3 billion and $10.5 billion at December 31, 2011, respectively.

The Company expects to incur additional charges of $5 million to $50 million, net of income tax, during the remainder of 2012, related to exiting these four businesses. These businesses did not qualify for discontinued operations accounting treatment under GAAP.

MetLife Bank has historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”). In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to Metropolitan Life Insurance Company (“MLIC”) related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements which are included in policyholder account balances (“PABs”).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Caribbean Business

In November 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). The total assets and liabilities recorded in the consolidated balance sheets related to these insurance operations were $782 million and $623 million at June 30, 2012, respectively, and $859 million and $707 million at December 31, 2011, respectively. Subsequent to June 30, 2012, regulatory approvals have been received and closings have taken place in approximately half of the jurisdictions. There was no additional gain or loss recorded upon any of the closings. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Sales in the remaining jurisdictions are expected to close in the third quarter of 2012, subject to regulatory approval and other customary closing conditions in each of the jurisdictions. The results of the Caribbean Business are included in continuing operations.

2010 Acquisition

American Life Insurance Company

Contingent Consideration

Related to the 2010 acquisition of American Life Insurance Company (“American Life”), the Company guaranteed that the fair value of a fund of assets backing certain United Kingdom unit-linked contracts will have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeds £106 million (as adjusted for withdrawals), American International Group, Inc. (“AIG”) will pay the difference to the Company and, conversely, if the shortfall at July 1, 2012 is less than £106 million, the Company will pay the difference to AIG. At July 1, 2012, the shortfall between the aggregate guaranteed amount and the fair value of the fund was less than £106 million, resulting in a contingent consideration liability of $108 million at June 30, 2012, which is expected to be settled in the third quarter of 2012. The contingent consideration liability was $109 million at December 31, 2011. The decrease in the contingent consideration liability amount from December 31, 2011 to June 30, 2012 was recorded in net derivative gains (losses) in the interim condensed consolidated statement of operations and comprehensive income. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Branch Restructuring

During the second quarter of 2012, and in accordance with the closing agreement American Life entered into on March 4, 2010 (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service, the Company transferred the business of the Japan branch to a newly incorporated wholly-owned subsidiary in Japan, MetLife Alico Life Insurance K. K. (“MLKK”). Also during the second quarter of 2012, the Company revised the estimate of the valuation allowance required for U.S. deferred tax assets relating to the ongoing restructuring of American Life’s other non-U.S. branches. As of December 31, 2011 the Company had recorded a valuation allowance related to the branch restructuring of $720 million to reduce the net amount of U.S. deferred tax assets to an amount that is more likely than not realizable. This valuation allowance was reduced to $118 million as of June 30, 2012. The net reduction in the valuation allowance was primarily due to the following factors:

•	Additional U.S. deferred tax assets that were determined to be realizable in the second quarter of 2012;

•	Additional tax basis in assets as a result of the gain recognized during the second quarter of 2012 related to the branch restructuring that more likely than not will not be realizable; and

•	A reduction in both the gross deferred tax asset and the valuation allowance related to the completion of the Company’s transfer of the Japan branch business to MLKK.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table provides a rollforward of the deferred tax asset valuation allowance associated with the branch restructuring:

	Japan	Other Non-U.S. Branches	Total
	(In millions)
Balance, beginning of period	$566	$154	$720
Income tax expense (benefit)	10	(11)	(1)
Deferred income tax expense (benefit) related to unrealized investment gains (losses)	320	(25)	295
Offsetting reduction in gross deferred tax asset related to the branch transfer to subsidiary	(896)	—	(896)

Balance, end of period	$—	$118	$118

A liability of $277 million was recognized in purchase accounting as of November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments through June 30, 2012. In addition, based on revised estimates of anticipated costs, this liability was reduced by $35 million for both the three months and six months ended June 30, 2012, which was recorded as a reduction in other expenses in the interim condensed consolidated statements of operations and comprehensive income, resulting in a liability of $120 million at June 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$101,275	$9,941	$843	$—	$110,373	30.1%
Foreign corporate securities	59,878	4,116	648	1	63,345	17.3
Foreign government securities	51,582	4,780	169	—	56,193	15.3
U.S. Treasury and agency securities	41,217	6,629	5	—	47,841	13.1
Residential mortgage-backed securities (“RMBS”)	40,077	2,378	726	665	41,064	11.2
Commercial mortgage-backed securities (“CMBS”)	18,270	850	103	—	19,017	5.2
State and political subdivision securities	12,744	1,962	92	—	14,614	4.0
Asset-backed securities (“ABS”)	13,828	294	217	13	13,892	3.8

Total fixed maturity securities	$338,871	$30,950	$2,803	$679	$366,339	100.0%

Equity Securities:
Common stock	$2,060	$95	$61	$—	$2,094	72.7%
Non-redeemable preferred stock	913	35	160	—	788	27.3

Total equity securities	$2,973	$130	$221	$—	$2,882	100.0%

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses

	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$98,621	$8,544	$1,380	$—	$105,785	30.2%
Foreign corporate securities	61,568	3,789	1,338	1	64,018	18.3
Foreign government securities	49,840	3,053	357	—	52,536	15.0
U.S. Treasury and agency securities	34,132	5,882	2	—	40,012	11.4
RMBS	42,092	2,281	1,033	703	42,637	12.2
CMBS	18,565	730	218	8	19,069	5.4
State and political subdivision securities	11,975	1,416	156	—	13,235	3.8
ABS	13,018	278	305	12	12,979	3.7

Total fixed maturity securities	$329,811	$25,973	$4,789	$724	$350,271	100.0%

Equity Securities:
Common stock	$2,219	$83	$97	$—	$2,205	72.9%
Non-redeemable preferred stock	989	31	202	—	818	27.1

Total equity securities	$3,208	$114	$299	$—	$3,023	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $50 million and $62 million with unrealized gains (losses) of $0 and ($19) million at June 30, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk — Summary. The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s equity, other than the government and agency securities summarized in the table below at:

	June 30, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$47,841	$40,012
Short-term investments	15,860	15,775
Cash equivalents	2,266	1,748

Total U.S. Treasury and agency securities	$65,967	$57,535

Japan government and agency securities included in:
Fixed maturity securities	$21,746	$21,003
Cash equivalents	29	—

Total Japan government and agency securities	$21,775	$21,003

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$18,012	$18,173	$16,747	$16,862
Due after one year through five years	70,897	73,297	62,819	64,414
Due after five years through ten years	80,653	88,403	82,694	88,036
Due after ten years	97,134	112,493	93,876	106,274

Subtotal	266,696	292,366	256,136	275,586
RMBS, CMBS and ABS	72,175	73,973	73,675	74,685

Total fixed maturity securities	$338,871	$366,339	$329,811	$350,271

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	June 30, 2012	December 31, 2011
	(In millions)
Fixed maturity securities	$28,068	$21,096
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(679)	(724)

Total fixed maturity securities	27,389	20,372
Equity securities	(52)	(167)
Derivatives	1,832	1,514
Other	31	72

Subtotal	29,200	21,791

Amounts allocated from:
Insurance liability loss recognition	(5,669)	(3,996)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	42	47
DAC and VOBA	(2,205)	(1,800)
Policyholder dividend obligation	(3,369)	(2,919)

Subtotal	(11,201)	(8,668)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	222	236
Deferred income tax benefit (expense)	(6,722)	(4,694)

Net unrealized investment gains (losses)	11,499	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	6	9

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$11,505	$8,674

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$(724)	$(601)
Noncredit OTTI losses recognized (1)	(29)	31
Securities sold with previous noncredit OTTI loss	76	125
Subsequent changes in estimated fair value	(2)	(279)

Balance, end of period	$(679)	$(724)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($61) million and $33 million for the six months ended June 30, 2012 and year ended December 31, 2011, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2012
(In millions)
Balance, beginning of period	$8,674
Fixed maturity securities on which noncredit OTTI losses have been recognized	45
Unrealized investment gains (losses) during the period	7,364
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(1,673)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(5)
DAC and VOBA	(405)
Policyholder dividend obligation	(450)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(14)
Deferred income tax benefit (expense)	(2,028)

Net unrealized investment gains (losses)	11,508
Net unrealized investment gains (losses) attributable to noncontrolling interests	(3)

Balance, end of period	$11,505

Change in net unrealized investment gains (losses)	$2,834
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(3)

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,831

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

	June 30, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$9,639	$276	$4,461	$567	$14,100	$843
Foreign corporate securities	7,694	279	3,733	370	11,427	649
Foreign government securities	1,811	97	784	72	2,595	169
U.S. Treasury and agency securities	13,208	5	—	—	13,208	5
RMBS	2,532	342	4,734	1,049	7,266	1,391
CMBS	1,159	28	775	75	1,934	103
State and political subdivision securities	339	4	415	88	754	92
ABS	3,484	62	1,513	168	4,997	230

Total fixed maturity securities	$39,866	$1,093	$16,415	$2,389	$56,281	$3,482

Equity Securities:
Common stock	$527	$59	$20	$2	$547	$61
Non-redeemable preferred stock	38	11	312	149	350	160

Total equity securities	$565	$70	$332	$151	$897	$221

Total number of securities in an unrealized loss position	3,191		1,646

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$15,642	$590	$5,135	$790	$20,777	$1,380
Foreign corporate securities	12,618	639	5,957	700	18,575	1,339
Foreign government securities	11,227	230	1,799	127	13,026	357
U.S. Treasury and agency securities	2,611	1	50	1	2,661	2
RMBS	4,040	547	4,724	1,189	8,764	1,736
CMBS	2,825	135	678	91	3,503	226
State and political subdivision securities	177	2	1,007	154	1,184	156
ABS	4,972	103	1,316	214	6,288	317

Total fixed maturity securities	$54,112	$2,247	$20,666	$3,266	$74,778	$5,513

Equity Securities:
Common stock	$581	$96	$5	$1	$586	$97
Non-redeemable preferred stock	204	30	370	172	574	202

Total equity securities	$785	$126	$375	$173	$1,160	$299

Total number of securities in an unrealized loss position	3,978		1,963

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	June 30, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$30,061	$1,073	$340	$272	2,142	125
Six months or greater but less than nine months	2,582	337	110	98	276	51
Nine months or greater but less than twelve months	7,520	1,256	354	397	567	72
Twelve months or greater	14,401	2,533	1,009	902	1,314	180

Total	$54,564	$5,199	$1,813	$1,669

Percentage of amortized cost			3%	32%

Equity Securities:
Less than six months	$333	$72	$24	$19	118	33
Six months or greater but less than nine months	84	43	8	12	10	2
Nine months or greater but less than twelve months	148	112	19	34	32	7
Twelve months or greater	103	223	5	100	22	15

Total	$668	$450	$56	$165

Percentage of cost			8%	37%

	December 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$49,249	$4,736	$1,346	$1,332	3,260	320
Six months or greater but less than nine months	4,104	1,049	279	349	375	63
Nine months or greater but less than twelve months	1,160	288	55	93	143	14
Twelve months or greater	17,590	2,115	1,216	843	1,523	167

Total	$72,103	$8,188	$2,896	$2,617

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$714	$376	$64	$123	154	42
Six months or greater but less than nine months	22	8	2	4	19	3
Nine months or greater but less than twelve months	18	—	2	—	8	—
Twelve months or greater	98	223	8	96	24	20

Total	$852	$607	$76	$223

Percentage of cost			9%	37%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $96 million at December 31, 2011 to $100 million at June 30, 2012. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at June 30, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 75% were rated A or better.

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $3.7 billion and $5.8 billion at June 30, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	June 30, 2012	December 31, 2011
Sector:
RMBS	38%	30%
U.S. corporate securities	23	24
Foreign corporate securities	17	23
ABS	6	5
Foreign government securities	5	6
CMBS	3	4
State and political subdivision securities	2	3
Other	6	5

Total	100%	100%

Industry:
Mortgage-backed	41%	34%
Finance	20	27
Utility	7	8
Asset-backed	6	5
Consumer	6	6
Foreign government securities	5	6
Communications	3	3
State and political subdivision securities	2	3
Industrial	2	2
Other	8	6

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	June 30, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	56	6	96	8
Total gross unrealized losses	$1,049	$99	$1,703	$117
Percentage of total gross unrealized losses	30%	45%	31%	39%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $672 million during the six months ended June 30, 2012. The decline in, or improvement in, gross unrealized losses for the six months ended June 30, 2012 was primarily attributable to a decrease in interest rates and narrowing credit spreads. These securities were included in the Company’s OTTI review process.

As of June 30, 2012, $1.4 billion of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $1.4 billion, $572 million, or 41%, was related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities were principally related to widening credit spreads or rising interest rates since purchase. Of the $1.4 billion, $825 million, or 59%, was related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities were principally related to non-agency RMBS (primarily alternative residential mortgage loans and sub-prime residential mortgage loans), U.S. and foreign corporate securities (primarily utility and financial services industry securities) and ABS (primarily collateralized debt obligations) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at June 30, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$19	$10	53%	$7	70%	$7	100%	86%
Six months or greater but less than twelve months	46	46	100%	27	59%	27	100%	37%
Twelve months or greater	100	100	100%	100	100%	100	100%	75%

All equity securities with gross unrealized losses of 20% or more	$165	$156	95%	$134	86%	$134	100%	68%

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the fair value option (“FVO”) has been elected at:

	June 30, 2012	December 31, 2011
	(In millions)
Actively Traded Securities	$535	$473
FVO general account securities	264	267
FVO contractholder-directed unit-linked investments	17,459	17,411
FVO securities held by CSEs	70	117

Total trading and other securities — at estimated fair value	$18,328	$18,268

Actively Traded Securities — at estimated fair value	$535	$473
Short sale agreement liabilities — at estimated fair value	(140)	(127)

Net long/short position — at estimated fair value	$395	$346

Investments pledged to secure short sale agreement liabilities	$601	$558

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of FVO contractholder-directed unit-linked investments and “— Variable Interest Entities” for a discussion of consolidated securitization entities (“CSEs”) included in the table above. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and other securities and the related changes in estimated fair value subsequent to purchase included in earnings for securities still held as of the end of the respective periods.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(118)	$(298)	$(253)	$(430)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	27	175	29	184

Net OTTI losses on fixed maturity securities recognized in earnings	(91)	(123)	(224)	(246)
Fixed maturity securities — net gains (losses) on sales and disposals (1)	73	18	66	(22)

Total gains (losses) on fixed maturity securities	(18)	(105)	(158)	(268)

Other net investment gains (losses):
Equity securities	19	(70)	10	(34)
Trading and other securities — FVO general account securities—changes in estimated fair value subsequent to purchase	(1)	—	3	—
Mortgage loans (1)	13	68	49	115
Real estate and real estate joint ventures	(16)	4	(20)	5
Other limited partnership interests	(9)	5	(11)	8
Other investment portfolio gains (losses)	(10)	(6)	(35)	(2)

Subtotal — investment portfolio gains (losses)	(22)	(104)	(162)	(176)

FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	(7)	7	(1)	25
Securities	—	39	—	(1)
Long-term debt — related to commercial mortgage loans	10	(8)	10	(8)
Long-term debt — related to securities	1	(54)	(10)	(7)
Other gains (losses) (2)	(46)	(35)	(11)	(87)

Subtotal FVO CSEs and other gains (losses)	(42)	(51)	(12)	(78)

Total net investment gains (losses)	$(64)	$(155)	$(174)	$(254)

(1)

Net investment gains (losses) for the three months and six months ended June 30, 2012 includes a net gain (loss) of ($35) million and $60 million, respectively, as a result of the pending disposition of certain operations of MetLife Bank, which is comprised of gains (losses) on securities and mortgage loans sold of ($27) million and $75 million, and impairments on mortgage loans of ($8) million and ($15) million, for the three months and six months ended June 30, 2012, respectively. See Note 2.

(2)

Other gains (losses) for the three months and six months ended June 30, 2011 includes a loss of $7 million and $87 million, respectively, related to the sale of the Company’s investment in Mitsui Sumitomo MetLife Insurance Co., Ltd (“MSI MetLife”). See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $25 million and $83 million for the three months and six months ended June 30, 2012, respectively, and ($49) million and ($14) million for the three months and six months ended June 30, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities resulting in a net investment gain (loss) and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$15,625	$19,316	$238	$489	$15,863	$19,805

Gross investment gains	$225	$235	$23	$26	$248	$261

Gross investment losses	(152)	(217)	(2)	(49)	(154)	(266)

Total OTTI losses recognized in earnings:
Credit-related	(68)	(70)	—	—	(68)	(70)
Other (1)	(23)	(53)	(2)	(47)	(25)	(100)

Total OTTI losses recognized in earnings	(91)	(123)	(2)	(47)	(93)	(170)

Net investment gains (losses)	$(18)	$(105)	$19	$(70)	$1	$(175)

	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$35,019	$35,848	$363	$805	$35,382	$36,653

Gross investment gains	$550	$428	$33	$74	$583	$502

Gross investment losses	(484)	(450)	(6)	(55)	(490)	(505)

Total OTTI losses recognized in earnings:
Credit-related	(141)	(113)	—	—	(141)	(113)
Other (1)	(83)	(133)	(17)	(53)	(100)	(186)

Total OTTI losses recognized in earnings	(224)	(246)	(17)	(53)	(241)	(299)

Net investment gains (losses)	$(158)	$(268)	$10	$(34)	$(148)	$(302)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Utility	$13	$—	$51	$1
Finance	—	40	32	41
Communications	1	1	18	14
Consumer	9	27	12	29
Industrial	—	—	1	—
Other industries	6	—	6	—

Total U.S. and foreign corporate securities	29	68	120	85
CMBS	20	—	50	3
RMBS (1)	37	42	46	66
ABS (1)	5	—	7	3
State and political subdivision securities	—	—	1	—
Foreign government securities	—	13	—	89

Total	$91	$123	$224	$246

(1)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Sector:
Common stock	$2	$9	$17	$15
Non-redeemable preferred stock	—	38	—	38

Total	$2	$47	$17	$53

Industry:
Financial services industry — perpetual hybrid securities	$—	$38	$—	$38
Other industries	2	9	17	15

Total	$2	$47	$17	$53

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$381	$389	$471	$443
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	21	18	37	26
Additional impairments — credit loss OTTI on securities previously impaired	20	24	26	40
Reductions:
Sales, maturities, pay downs and prepayments during the period on securities previously impaired as credit loss OTTI	(15)	(26)	(119)	(55)
Securities impaired to net present value of expected future cash flows	(15)	—	(23)	(44)
Increases in cash flows — accretion of previous credit loss OTTI	(1)	(4)	(1)	(9)

Balance, end of period	$391	$401	$391	$401

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$3,737	$3,791	$7,545	$7,474
Equity securities	38	48	70	78
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	(1)	16	44	44
Mortgage loans	764	766	1,594	1,525
Policy loans	156	160	314	320
Real estate and real estate joint ventures	280	187	457	333
Other limited partnership interests	266	159	448	402
Cash, cash equivalents and short-term investments	39	44	75	90
International joint ventures (2)	1	7	4	(14)
Other	80	101	121	69

Subtotal	5,360	5,279	10,672	10,321
Less: Investment expenses	258	249	517	494

Subtotal, net	5,102	5,030	10,155	9,827

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	(517)	(32)	498	387
Securitized reverse residential mortgage loans	89	—	174	—
FVO CSEs:
Commercial mortgage loans	44	96	89	191
Securities	1	—	3	1

Subtotal	(383)	64	764	579

Net investment income	$4,719	$5,094	$10,919	$10,406

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

Actively Traded Securities and FVO general account securities	$(5)	$—	$24	$21
FVO contractholder-directed unit-linked investments	$(378)	$(84)	$499	$232

(2)

Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of $0 for both the three months and six months ended June 30, 2012, and less than $1 million and $23 million for the three months and six months ended June 30, 2011, respectively.

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

Elements of the securities lending program are presented below at:

	June 30, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$24,580	$20,613
Estimated fair value	$28,719	$24,072
Cash collateral on deposit from counterparties (2)	$29,491	$24,223
Security collateral on deposit from counterparties	$165	$371
Reinvestment portfolio — estimated fair value	$29,340	$23,940

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	June 30, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$2,364	$1,660
Invested assets held in trust (2)	10,934	11,135
Invested assets pledged as collateral (3)	22,948	29,899

Total invested assets on deposit, held in trust and pledged as collateral	$36,246	$42,694

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, short-term investments, fixed maturity securities and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy requirements under certain collateral financing agreements and certain reinsurance agreements.

(3)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding and advances agreements (see Notes 8 and 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report), collateralized borrowings (see Note 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report), collateral financing arrangements (see Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report), derivative transactions (see Note 4), and short sale agreements (see “— Trading and Other Securities”).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$41,035	69.6%	$40,440	56.1%
Agricultural	12,848	21.8	13,129	18.2
Residential	747	1.3	689	1.0

Subtotal	54,630	92.7	54,258	75.3
Valuation allowances	(361)	(0.6)	(481)	(0.7)

Subtotal mortgage loans held-for-investment, net	54,269	92.1	53,777	74.6
Commercial mortgage loans held by CSEs	2,932	5.0	3,138	4.4

Total mortgage loans held-for-investment, net	57,201	97.1	56,915	79.0

Mortgage loans held-for-sale:
Residential (1)	202	0.3	3,064	4.2
Mortgage loans — lower of amortized cost or estimated fair value (1)	1,279	2.2	4,462	6.2
Securitized reverse residential mortgage loans (1)	259	0.4	7,652	10.6

Total mortgage loans held-for-sale	1,740	2.9	15,178	21.0

Total mortgage loans, net	$58,941	100.0%	$72,093	100.0%

(1)

In connection with the pending dispositions of certain operations of MetLife Bank, the Company is exiting the businesses of originating forward and reverse residential mortgage loans. Additionally, as a result of the sale of the majority of MetLife Bank’s reverse mortgage servicing rights, the Company de-recognized the majority of the securitized reverse residential mortgage loans. See Note 2.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $284 million and $286 million at June 30, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present certain information about mortgage loans held-for-investment and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Residential	Total
	(In millions)
June 30, 2012:
Mortgage loans:
Evaluated individually for credit losses	$202	$99	$12	$313
Evaluated collectively for credit losses	40,833	12,749	735	54,317

Total mortgage loans	41,035	12,848	747	54,630

Valuation allowances:
Specific credit losses	64	28	1	93
Non-specifically identified credit losses	236	31	1	268

Total valuation allowances	300	59	2	361

Mortgage loans, net of valuation allowance	$40,735	$12,789	$745	$54,269

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$96	$159	$13	$268
Evaluated collectively for credit losses	40,344	12,970	676	53,990

Total mortgage loans	40,440	13,129	689	54,258

Valuation allowances:
Specific credit losses	59	45	1	105
Non-specifically identified credit losses	339	36	1	376

Total valuation allowances	398	81	2	481

Mortgage loans, net of valuation allowance	$40,042	$13,048	$687	$53,777

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)
For the Three Months Ended June 30, 2012:
Balance, beginning of period	$368	$75	$3	$446
Provision (release)	(68)	—	5	(63)
Charge-offs, net of recoveries	—	(16)	—	(16)
Transfers to held-for-sale	—	—	(6)	(6)

Balance, end of period	$300	$59	$2	$361

For the Three Months Ended June 30, 2011:
Balance, beginning of period	$532	$76	$13	$621
Provision (release)	(63)	3	5	(55)
Charge-offs, net of recoveries	—	—	—	—

Balance, end of period	$469	$79	$18	$566

For the Six Months Ended June 30, 2012:
Balance, beginning of period	$398	$81	$2	$481
Provision (release)	(98)	(6)	6	(98)
Charge-offs, net of recoveries	—	(16)	—	(16)
Transfers to held-for-sale	—	—	(6)	(6)

Balance, end of period	$300	$59	$2	$361

For the Six Months Ended June 30, 2011:
Balance, beginning of period	$562	$88	$14	$664
Provision (release)	(93)	(6)	5	(94)
Charge-offs, net of recoveries	—	(3)	(1)	(4)

Balance, end of period	$469	$79	$18	$566

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans held-for-investment at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
June 30, 2012:
Loan-to-value ratios:
Less than 65%	$28,022	$607	$455	$29,084	70.9%	$30,840	71.8%
65% to 75%	7,218	398	200	7,816	19.0	8,132	18.9
76% to 80%	831	96	229	1,156	2.8	1,182	2.7
Greater than 80%	1,933	717	329	2,979	7.3	2,824	6.6

Total	$38,004	$1,818	$1,213	$41,035	100.0%	$42,978	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$24,983	$448	$564	$25,995	64.3%	$27,581	65.5%
65% to 75%	8,275	336	386	8,997	22.3	9,387	22.3
76% to 80%	1,150	98	226	1,474	3.6	1,473	3.5
Greater than 80%	2,714	880	380	3,974	9.8	3,664	8.7

Total	$37,122	$1,762	$1,556	$40,440	100.0%	$42,105	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans held-for-investment. The estimated fair value of agricultural mortgage loans held-for-investment was $13.3 billion and $13.6 billion at June 30, 2012 and December 31, 2011, respectively.

	Agricultural
	June 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total

	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,896	92.6%	$11,802	89.9%
65% to 75%	644	5.0	874	6.7
76% to 80%	16	0.1	76	0.6
Greater than 80%	292	2.3	377	2.8

Total	$12,848	100.0%	$13,129	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of residential mortgage loans held-for-investment. The estimated fair value of residential mortgage loans held-for-investment was $814 million and $737 million at June 30, 2012 and December 31, 2011, respectively.

	Residential
	June 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total

	(In millions)		(In millions)
Performance indicators:
Performing	$730	97.7%	$671	97.4%
Nonperforming	17	2.3	18	2.6

Total	$747	100.0%	$689	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both June 30, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. Presented below is the recorded investment of past due and interest accrual status of mortgage loans held-for-investment at:

	Past Due		Greater than 90 Days Past Due Still Accruing Interest		Nonaccrual Status
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Commercial	$—	$63	$—	$—	$—	$63
Agricultural	139	146	47	29	95	157
Residential	6	8	—	—	16	17

Total	$145	$217	$47	$29	$111	$237

Impaired Mortgage Loans. Presented below is certain information about impaired mortgage loans, included within mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2012:
Commercial	$214	$202	$64	$138	$102	$102	$316	$240
Agricultural	100	99	28	71	105	99	205	170
Residential	12	12	1	11	—	—	12	11

Total	$326	$313	$93	$220	$207	$201	$533	$421

December 31, 2011:
Commercial	$96	$96	$59	$37	$252	$237	$348	$274
Agricultural	160	159	45	114	71	69	231	183
Residential	13	13	1	12	1	1	14	13

Total	$269	$268	$105	$163	$324	$307	$593	$470

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)
For the Three Months Ended June 30, 2012:
Commercial	$258	$—	$—
Agricultural	214	—	2
Residential	12	—	—

Total	$484	$—	$2

For the Three Months Ended June 30, 2011:
Commercial	$292	$—	$—
Agricultural	255	—	1
Residential	32	—	—

Total	$579	$—	$1

For the Six Months Ended June 30, 2012:
Commercial	$283	$3	$—
Agricultural	219	1	2
Residential	13	—	—

Total	$515	$4	$2

For the Six Months Ended June 30, 2011:
Commercial	$264	$3	$1
Agricultural	268	2	1
Residential	28	—	—

Total	$560	$5	$2

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. There were no mortgage loans modified during the three months and six months ended June 30, 2012. The number of mortgage loans and carrying value of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Mortgage Loans Modified in a Troubled Debt Restructuring
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification
		(In millions)
For the Three Months Ended June 30, 2011:
Commercial	1	$6	$7
Agricultural	5	17	16

Total	6	$23	$23

For the Six Months Ended June 30, 2011:
Commercial	2	$59	$60
Agricultural	7	26	27

Total	9	$85	$87

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months and six months ended June 30, 2012 and 2011, there were no mortgage loans with subsequent payment default which were modified as a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.3 billion and $5.0 billion at June 30, 2012 and December 31, 2011, respectively.

Purchased Credit Impaired Investments

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for information about investments acquired with evidence of credit quality deterioration since origination and for which it was probable at the acquisition date that the Company would be unable to collect all contractually required payments.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2012		December 31, 2011
	Total Assets	Total Liabilities	Total Assets	Total Liabilities

	(In millions)
CSEs (1)	$3,037	$2,846	$3,299	$3,103
MRSC collateral financing arrangement (2)	3,383	—	3,333	—
Other limited partnership interests	320	15	360	6
Trading and other securities	96	—	163	—
Other invested assets	85	—	102	1
Real estate joint ventures	11	14	16	18

Total	$6,932	$2,875	$7,273	$3,128

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $177 million and $172 million at estimated fair value at June 30, 2012 and December 31, 2011, respectively. The long-term debt presented below bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next four years. Interest expense related to these obligations, included in other expenses, was $42 million and $85 million for the three months and six months ended June 30, 2012,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

respectively, and $92 million and $184 million for the three months and six months ended June 30, 2011, respectively. The assets and liabilities of these CSEs, at estimated fair value, were as follows at:

	June 30, 2012	December 31, 2011
	(In millions)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$2,932	$3,138
Trading and other securities	70	117
Accrued investment income	14	16
Cash and cash equivalents	21	21
Premiums, reinsurance and other receivables	—	7

Total assets	$3,037	$3,299

Liabilities:
Long-term debt	$2,821	$3,068
Other liabilities	25	35

Total liabilities	$2,846	$3,103

(2)

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value, except for mortgage loans, which are presented at carrying value, at:

	June 30, 2012	December 31, 2011
	(In millions)
Fixed maturity securities available-for-sale:
ABS	$1,456	$1,356
U.S. corporate securities	891	833
RMBS	483	502
CMBS	300	369
Foreign corporate securities	125	126
State and political subdivision securities	34	39
Mortgage loans	49	49
Cash and cash equivalents	45	59

Total	$3,383	$3,333

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)

	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$41,064	$41,064	$42,637	$42,637
CMBS (2)	19,017	19,017	19,069	19,069
ABS (2)	13,892	13,892	12,979	12,979
U.S. corporate securities	2,892	2,892	2,911	2,911
Foreign corporate securities	2,005	2,005	2,087	2,087
Other limited partnership interests	4,508	5,994	4,340	6,084
Other invested assets	920	1,223	799	1,194
Trading and other securities	609	609	671	671
Mortgage loans	370	370	456	456
Real estate joint ventures	108	121	61	79

Total	$85,385	$87,187	$86,010	$88,167

(1)

The maximum exposure to loss relating to the fixed maturity and trading and other securities is equal to their estimated fair value. The maximum exposure to loss relating to the other limited partnership interests, real estate joint ventures and mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer, borrower or investee. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $348 million and $267 million at June 30, 2012 and December 31, 2011, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2012 and 2011.

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

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities in the consolidated balance sheets. However, accruals that are not scheduled to settle within one year are included with the derivative carrying value in other invested assets or other liabilities.

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

		June 30, 2012			December 31, 2011
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$95,755	$9,189	$2,314	$79,733	$8,241	$2,199
	Interest rate floors	23,866	1,291	172	23,866	1,246	165
	Interest rate caps	46,045	54	—	49,665	102	—
	Interest rate futures	14,350	16	51	14,965	25	19
	Interest rate options	16,002	927	5	16,988	896	6
	Interest rate forwards	1,377	197	12	14,033	286	91
	Synthetic GICs	4,506	—	—	4,454	—	—
Foreign currency	Foreign currency swaps	16,841	984	1,012	16,461	1,172	1,060
	Foreign currency forwards	9,237	205	51	10,149	200	60
	Currency futures	934	2	1	633	—	—
	Currency options	2,551	3	22	1,321	6	—
Credit	Credit default swaps	13,803	168	80	13,136	326	113
	Credit forwards	—	—	—	20	4	—
Equity market	Equity futures	7,682	1	236	7,053	26	10
	Equity options	20,315	3,315	209	17,099	3,263	179
	Variance swaps	19,833	216	144	18,801	397	75
	Total rate of return swaps (“TRRs”)	2,007	34	44	1,644	10	34

	Total	$295,104	$16,602	$4,353	$290,021	$16,200	$4,011

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

Credit default swaps are also used to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments such as U.S. Treasury securities, agency securities or other fixed maturity securities. The Company also enters into certain credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.

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

TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offered Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2012			December 31, 2011
Derivatives Designated as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$3,125	$274	$104	$3,220	$500	$98
Foreign currency forwards	1,630	29	—	1,830	2	10
Interest rate swaps	5,163	2,056	93	4,580	1,884	92

Subtotal	9,918	2,359	197	9,630	2,386	200

Cash flow hedges:
Foreign currency swaps	6,506	423	273	6,370	352	306
Interest rate swaps	3,927	1,053	—	3,230	947	—
Interest rate forwards	1,295	197	12	965	210	—
Credit forwards	—	—	—	20	4	—

Subtotal	11,728	1,673	285	10,585	1,513	306

Foreign operations hedges:
Foreign currency forwards	2,034	36	16	1,689	53	12
Currency options	2,150	1	22	—	—	—

Subtotal	4,184	37	38	1,689	53	12

Total qualifying hedges	$25,830	$4,069	$520	$21,904	$3,952	$518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$86,665	$6,080	$2,221	$71,923	$5,410	$2,107
Interest rate floors	23,866	1,291	172	23,866	1,246	165
Interest rate caps	46,045	54	—	49,665	102	—
Interest rate futures	14,350	16	51	14,965	25	19
Interest rate options	16,002	927	5	16,988	896	6
Interest rate forwards	82	—	—	13,068	76	91
Synthetic GICs	4,506	—	—	4,454	—	—
Foreign currency swaps	7,210	287	635	6,871	320	656
Foreign currency forwards	5,573	140	35	6,630	145	38
Currency futures	934	2	1	633	—	—
Currency options	401	2	—	1,321	6	—
Credit default swaps	13,803	168	80	13,136	326	113
Equity futures	7,682	1	236	7,053	26	10
Equity options	20,315	3,315	209	17,099	3,263	179
Variance swaps	19,833	216	144	18,801	397	75
TRRs	2,007	34	44	1,644	10	34

Total non-designated or non-qualifying derivatives	$269,274	$12,533	$3,833	$268,117	$12,248	$3,493

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$3,470	$746	$(332)	$(512)
Embedded derivatives	(1,378)	(394)	446	549

Total net derivative gains (losses)	$2,092	$352	$114	$37

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents earned income on derivatives for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$31	$20	$55	$42
Interest credited to policyholder account balances	38	57	83	118
Other expenses	(1)	—	(2)	(1)

Non-qualifying hedges:
Net investment income	(2)	(3)	(3)	(4)
Other revenues	15	18	33	33
Net derivative gains (losses)	240	32	229	5
Policyholder benefits and claims	52	(2)	(10)	—

Total	$373	$122	$385	$193

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(10)	$9	$(1)
	PABs (1)	414	(406)	8
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	(133)	124	(9)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	51	(50)	1

Total		$321	$(322)	$(1)

For the Three Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(16)	$15	$(1)
	PABs (1)	157	(150)	7
Foreign currency swaps:	Foreign-denominated fixed maturity securities	—	—	—
	Foreign-denominated PABs (2)	158	(155)	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$299	$(290)	$9

For the Six Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	PABs (1)	114	(105)	9
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated PABs (2)	(76)	61	(15)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(7)	6	(1)

Total		$28	$(36)	$(8)

For the Six Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(5)	$5	$—
	PABs (1)	43	(34)	9
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	235	(242)	(7)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$272	$(270)	$2

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For both the three months and six months ended June 30, 2012, insignificant amounts of the change in fair value of derivatives were excluded from the assessment of hedge effectiveness, respectively. For both the three months and six months ended June 30, 2011, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. The net amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were $1 million and $4 million for the three months and six months ended June 30, 2012, respectively, and ($1) million and ($14) million for the three months and six months ended June 30, 2011, respectively.

At both June 30, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$1,019	$(237)	$1,514	$(59)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	805	82	320	(103)
Amounts reclassified to net derivative gains (losses)	8	(12)	(4)	(8)
Amounts reclassified to net investment income	—	—	—	1
Amounts reclassified to other expenses	—	2	2	4

Accumulated other comprehensive income (loss), balance at end of period	$1,832	$(165)	$1,832	$(165)

At June 30, 2012, $25 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps	$491	$(2)	$—	$(1)	$(4)
Foreign currency swaps	214	(6)	(2)	1	2
Interest rate forwards	100	—	1	—	(1)
Credit forwards	—	—	1	—	—

Total	$805	$(8)	$—	$—	$(3)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$80	$1	$1	$(2)	$2
Foreign currency swaps	(36)	(11)	(1)	—	(1)
Interest rate forwards	33	22	—	—	(13)
Credit forwards	5	—	—	—	—

Total	$82	$12	$—	$(2)	$(12)

For the Six Months Ended June 30, 2012:
Interest rate swaps	$198	$(1)	$1	$(3)	$—
Foreign currency swaps	110	5	(3)	1	1
Interest rate forwards	12	—	1	—	—
Credit forwards	—	—	1	—	—

Total	$320	$4	$—	$(2)	$1

For the Six Months Ended June 30, 2011:
Interest rate swaps	$17	$1	$1	$(4)	$2
Foreign currency swaps	(140)	(15)	(3)	1	(2)
Interest rate forwards	18	22	1	(1)	(11)
Credit forwards	2	—	—	—	—

Total	$(103)	$8	$(1)	$(4)	$(11)

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
(In millions)
For the Three Months Ended June 30, 2012:
Foreign currency forwards	$42
Foreign currency options	(25)
Non-derivative hedging instruments	—

Total	$17

For the Three Months Ended June 30, 2011:
Foreign currency forwards	$(57)
Foreign currency options	—
Non-derivative hedging instruments	—

Total	$(57)

For the Six Months Ended June 30, 2012:
Foreign currency forwards	$(10)
Foreign currency options	(24)
Non-derivative hedging instruments	—

Total	$(34)

For the Six Months Ended June 30, 2011:
Foreign currency forwards	$(113)
Foreign currency options	—
Non-derivative hedging instruments	6

Total	$(107)

(1)

During the three months and six months ended June 30, 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings during the periods presented. During the six months ended June 30, 2011, the Company sold its interest in MSI MetLife, which was a hedged item in a net investment hedging relationship. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative and non-derivative hedging instrument’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2012 and December 31, 2011, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($118) million and ($84) million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps, option contracts and future contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vi) credit default swaps, TRRs and structured interest rate swaps to synthetically create investments; (vii) basis swaps to better match the cash flows of assets and related liabilities; (viii) credit default swaps held in relation to trading portfolios; (ix) swaptions to hedge interest rate risk; (x) inflation swaps to reduce risk generated from inflation-indexed liabilities; (xi) covered call options for income generation; (xii) interest rate lock commitments; (xiii) synthetic GICs; and (xiv) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps	$1,288	$—	$—	$129
Interest rate floors	219	—	—	—
Interest rate caps	(51)	—	—	—
Interest rate futures	242	—	—	(2)
Equity futures	135	(9)	42	—
Foreign currency swaps	106	—	—	—
Foreign currency forwards	210	—	—	—
Currency futures	18	—	—	—
Currency options	(14)	—	—	—
Equity options	555	(6)	12	—
Interest rate options	471	—	—	—
Interest rate forwards	8	—	—	(8)
Variance swaps	77	—	(4)	—
Credit default swaps	(36)	2	—	—
TRRs	25	—	—	—

Total	$3,253	$(13)	$50	$119

For the Three Months Ended June 30, 2011:
Interest rate swaps	$644	$(1)	$—	$72
Interest rate floors	107	—	—	—
Interest rate caps	(73)	—	—	—
Interest rate futures	(47)	—	—	(4)
Equity futures	1	10	(6)	—
Foreign currency swaps	(71)	—	—	—
Foreign currency forwards	29	—	—	—
Currency futures	—	—	—	—
Currency options	(13)	—	—	—
Equity options	52	(4)	—	—
Interest rate options	13	—	—	6
Interest rate forwards	—	—	—	(31)
Variance swaps	(14)	—	—	—
Credit default swaps	31	(1)	—	—
TRRs	1	—	—	—

Total	$660	$4	$(6)	$43

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
For the Six Months Ended June 30, 2012:
Interest rate swaps	$489	$—	$—	$81
Interest rate floors	39	—	—	—
Interest rate caps	(62)	—	—	—
Interest rate futures	121	—	—	(2)
Equity futures	(511)	—	(206)	—
Foreign currency swaps	23	—	—	—
Foreign currency forwards	(30)	—	—	—
Currency futures	(11)	—	—	—
Currency options	(4)	—	—	—
Equity options	(387)	(8)	(19)	—
Interest rate options	113	—	—	—
Interest rate forwards	18	—	—	(74)
Variance swaps	(259)	—	12	—
Credit default swaps	(120)	(7)	—	—
TRRs	11	—	—	—

Total	$(570)	$(15)	$(213)	$5

For the Six Months Ended June 30, 2011:
Interest rate swaps	$374	$(2)	$—	$24
Interest rate floors	(18)	—	—	—
Interest rate caps	(82)	—	—	—
Interest rate futures	(49)	1	—	(4)
Equity futures	55	3	(108)	—
Foreign currency swaps	(192)	—	—	—
Foreign currency forwards	(140)	(9)	—	—
Currency futures	9	—	—	—
Currency options	(45)	—	—	—
Equity options	(367)	(11)	—	—
Interest rate options	(14)	—	—	(3)
Interest rate forwards	—	—	—	(39)
Variance swaps	(91)	(3)	—	—
Credit default swaps	(14)	(1)	—	—
TRRs	(1)	—	—	—

Total	$(575)	$(22)	$(108)	$(22)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.8 billion and $7.7 billion at June 30, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2012 and December 31, 2011, the Company would have paid $14 million and $41 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$727	3.1	$5	$737	3.5
Credit default swaps referencing indices	24	2,813	2.5	(1)	2,813	3.0

Subtotal	30	3,540	2.6	4	3,550	3.1

Baa
Single name credit default swaps (corporate)	(14)	1,479	3.8	(17)	1,234	4.0
Credit default swaps referencing indices	(21)	3,455	5.0	(26)	2,847	4.9

Subtotal	(35)	4,934	4.7	(43)	4,081	4.6

Ba
Single name credit default swaps (corporate)	—	25	3.0	—	25	3.5
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	3.0	—	25	3.5

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	(9)	273	5.0	(2)	25	4.8

Subtotal	(9)	273	5.0	(2)	25	4.8

Total	$(14)	$8,772	3.9	$(41)	$7,681	3.9

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $8.8 billion and $7.7 billion from the table above were $189 million and $115 million at June 30, 2012 and December 31, 2011, respectively.

Written credit default swaps held in relation to the trading portfolio amounted to $30 million and $10 million in notional and $0 and ($1) million in fair value at June 30, 2012 and December 31, 2011, respectively.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At June 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $10.8 billion and $9.5 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $3.0 billion and $2.5 billion, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2012, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivative instruments could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivative instruments.

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

	Estimated Fair Value of Derivatives in Net Liability Position (1)	Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
		Fixed Maturity Securities (2)	Cash (3)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2012:
Derivatives subject to credit-contingent provisions	$538	$396	$4	$52	$131
Derivatives not subject to credit-contingent provisions	6	—	—	—	—

Total	$544	$396	$4	$52	$131

December 31, 2011:
Derivatives subject to credit-contingent provisions	$447	$405	$4	$48	$104
Derivatives not subject to credit-contingent provisions	28	11	4	—	—

Total	$475	$416	$8	$48	$104

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2012 was $828 million. At June 30, 2012, the Company provided collateral of $400 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2012 would be $428 million. This amount does not consider gross derivative assets of $290 million for which the Company has the contractual right of offset.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company also has exchange-traded futures and options, which require the pledging of collateral. At June 30, 2012 and December 31, 2011, the Company pledged securities collateral for exchange-traded futures and options of $40 million and $42 million, respectively, which is included in fixed maturity securities. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures and options of $642 million and $680 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2012	December 31, 2011
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$372	$327
Funds withheld on assumed reinsurance	39	35
Options embedded in debt or equity securities	(103)	(70)
Other	1	1

Net embedded derivatives within asset host contracts	$309	$293

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,687	$2,104
Funds withheld on ceded reinsurance	126	122
Assumed guaranteed minimum benefits	2,560	2,340
Other	18	18

Net embedded derivatives within liability host contracts	$4,391	$4,584

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net derivative gains (losses) (1)	$(1,378)	$(394)	$446	$549
Policyholder benefits and claims	$42	$10	$(5)	$(8)

(1)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $608 million and ($636) million for the three months and six months ended June 30, 2012, respectively, and $108 million and $34 million for the three months and six months ended June 30, 2011, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	June 30, 2012
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$102,979	$7,394	$110,373
Foreign corporate securities	—	58,532	4,813	63,345
Foreign government securities	—	53,807	2,386	56,193
U.S. Treasury and agency securities	24,916	22,851	74	47,841
RMBS	—	38,701	2,363	41,064
CMBS	—	17,979	1,038	19,017
State and political subdivision securities	—	14,538	76	14,614
ABS	—	11,212	2,680	13,892

Total fixed maturity securities	24,916	320,599	20,824	366,339

Equity securities:
Common stock	820	992	282	2,094
Non-redeemable preferred stock	—	356	432	788

Total equity securities	820	1,348	714	2,882

Trading and other securities:
Actively Traded Securities	—	522	13	535
FVO general account securities	—	238	26	264
FVO contractholder-directed unit-linked investments	8,372	7,991	1,096	17,459
FVO securities held by CSEs	—	70	—	70

Total trading and other securities	8,372	8,821	1,135	18,328
Short-term investments (1)	11,418	5,557	717	17,692
Mortgage loans:
Commercial mortgage loans held by CSEs	—	2,932	—	2,932
Mortgage loans held-for-sale (2), (3)	—	250	211	461

Total mortgage loans	—	3,182	211	3,393
Other invested assets:
Mortgage Servicing Rights (“MSRs”)	—	—	564	564
Other investments	286	127	—	413
Derivative assets: (4)
Interest rate contracts	16	11,394	264	11,674
Foreign currency contracts	2	1,139	53	1,194
Credit contracts	—	136	32	168
Equity market contracts	1	2,846	719	3,566

Total derivative assets	19	15,515	1,068	16,602

Total other invested assets	305	15,642	1,632	17,579
Net embedded derivatives within asset host contracts (5)	—	1	411	412
Separate account assets (6)	30,963	187,909	1,445	220,317

Total assets	$76,794	$543,059	$27,089	$646,942

Liabilities:
Derivative liabilities: (4)
Interest rate contracts	$52	$2,466	$36	$2,554
Foreign currency contracts	1	1,072	13	1,086
Credit contracts	—	72	8	80
Equity market contracts	236	253	144	633

Total derivative liabilities	289	3,863	201	4,353
Net embedded derivatives within liability host contracts (5)	—	19	4,372	4,391
Long-term debt of CSEs	—	2,740	81	2,821
Liability related to securitized reverse residential mortgage loans (3), (7)	—	159	98	257
Trading liabilities (7)	140	—	—	140

Total liabilities	$429	$6,781	$4,752	$11,962

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$99,001	$6,784	$105,785
Foreign corporate securities	—	59,648	4,370	64,018
Foreign government securities	76	50,138	2,322	52,536
U.S. Treasury and agency securities	19,911	20,070	31	40,012
RMBS	—	41,035	1,602	42,637
CMBS	—	18,316	753	19,069
State and political subdivision securities	—	13,182	53	13,235
ABS	—	11,129	1,850	12,979

Total fixed maturity securities	19,987	312,519	17,765	350,271

Equity securities:
Common stock	819	1,105	281	2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	819	1,485	719	3,023

Trading and other securities:
Actively Traded Securities	—	473	—	473
FVO general account securities	—	244	23	267
FVO contractholder-directed unit-linked investments	7,572	8,453	1,386	17,411
FVO securities held by CSEs	—	117	—	117

Total trading and other securities	7,572	9,287	1,409	18,268
Short-term investments (1)	8,150	8,120	590	16,860
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,138	—	3,138
Mortgage loans held-for-sale (2)	—	9,302	1,414	10,716

Total mortgage loans	—	12,440	1,414	13,854
Other invested assets:
MSRs	—	—	666	666
Other investments	312	124	—	436
Derivative assets: (4)
Interest rate contracts	32	10,426	338	10,796
Foreign currency contracts	1	1,316	61	1,378
Credit contracts	—	301	29	330
Equity market contracts	29	2,703	964	3,696

Total derivative assets	62	14,746	1,392	16,200

Total other invested assets	374	14,870	2,058	17,302
Net embedded derivatives within asset host contracts (5)	—	1	362	363
Separate account assets (6)	28,191	173,507	1,325	203,023

Total assets	$65,093	$532,229	$25,642	$622,964

Liabilities:
Derivative liabilities: (4)
Interest rate contracts	$91	$2,351	$38	$2,480
Foreign currency contracts	—	1,103	17	1,120
Credit contracts	—	85	28	113
Equity market contracts	12	211	75	298

Total derivative liabilities	103	3,750	158	4,011
Net embedded derivatives within liability host contracts (5)	—	19	4,565	4,584
Long-term debt of CSEs	—	2,952	116	3,068
Liability related to securitized reverse residential mortgage loans (7)	—	6,451	1,175	7,626
Trading liabilities (7)	124	3	—	127

Total liabilities	$227	$13,175	$6,014	$19,416

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

(3)

In connection with the pending dispositions of certain operations of MetLife Bank, the Company is exiting the businesses of originating forward and reverse residential mortgage loans. Additionally, as a result of the sale of the majority of MetLife Bank’s reverse mortgage servicing rights, the Company de-recognized the majority of the securitized reverse residential mortgage loans and corresponding liabilities presented in the table above and related fair value disclosures. See Note 2.

(4)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(5)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At June 30, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($103) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $2 million and ($72) million, respectively.

(6)

Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(7)	The liability related to securitized reverse residential mortgage loans and trading liabilities are presented within other liabilities in the consolidated balance sheets.

Investments

On behalf of the Company’s chief investment officer and chief financial officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time and provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the chief accounting officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 0.4% of the total estimated fair value of fixed maturity securities and represent only 5% of the total estimated fair value of Level 3 fixed maturity securities.

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides have not been material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.

Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities

When available, the estimated fair value of fixed maturity securities, equity securities, trading and other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

Level 2 Measurements:

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading and other securities, short-term investments and other investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities described below. Contractholder-directed unit-linked investments reported within trading and other securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported net asset values (“NAVs”) provided by the fund managers, which were based on observable inputs.

U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using discounted cash flow (“DCF”) methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

Structured securities comprised of RMBS, CMBS and ABS

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

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active or using matrix pricing or other similar techniques using

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Common and non-redeemable preferred stock

These securities are principally valued using the market approach where market quotes are available but are not considered actively traded. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Level 3 Measurements:

In general, fixed maturity securities and equity securities classified within Level 3 use many of the same valuation techniques and inputs as described in Level 2 Measurements. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

Trading and other securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities

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

Structured securities comprised of RMBS, CMBS and ABS

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

Foreign government and state and political subdivision securities

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

Common and non-redeemable preferred stock

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

Mortgage Loans, MSRs and Liability Related to Securitized Reverse Residential Mortgage Loans

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

Level 2 Measurements:

Commercial Mortgage Loans Held by CSEs

These investments are principally valued using the market approach. The principal market for these investments is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

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

Liability Related to Securitized Reverse Residential Mortgage Loans

The estimated fair value of this liability is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies consistent with the Company’s methods and assumptions used to estimate the fair value of comparable financial instruments.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

MSRs

MSRs, which are valued using an income approach, are carried at estimated fair value and have multiple significant unobservable inputs including assumptions regarding estimates of discount rates, loan prepayments and servicing costs. Sales of MSRs tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available and observable market valuations are limited. As such, the Company relies primarily on a DCF model to estimate the fair value of the MSRs. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of unobservable inputs including assumptions regarding estimates of discount rates, loan prepayments and servicing costs.

Liability Related to Securitized Reverse Residential Mortgage Loans

The estimated fair value of this liability is based on quoted prices when traded as assets in less active markets or, if not available, based on market standard valuation methodologies using unobservable inputs, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable financial instruments.

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

Level 2 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Free Standing Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Free Standing Derivatives.” Separate account assets within this level also include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation process for derivatives is described above in “— Investments.”

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

Most inputs for OTC derivatives are mid-market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Freestanding Derivatives

Level 2 Measurements:

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives and interest rate forwards to sell certain to-be-announced securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

Interest rate contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and LIBOR basis curves.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option-based. — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates and cross currency basis curves.

Option-based. — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, cross currency basis curves and currency volatility.

Credit contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves and recovery rates.

Equity market contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels and dividend yield curves.

Option-based. — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

Level 3 Measurements:

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

Interest rate contracts

Non-option-based. — Significant unobservable inputs may include pull through rates on interest rate lock commitments and the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts

Non-option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option-based. — Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency volatility.

Credit contracts

Non-option-based. — Significant unobservable inputs may include credit spreads, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts

Non-option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves, equity volatility and unobservable correlation between model inputs. Certain of these derivatives are valued based on independent non-binding broker quotations.

Embedded Derivatives

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

The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk free rates.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Level 3 Measurements:

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

Transfers between Levels:

Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

During the three months ended June 30, 2012, there were no transfers between Levels 1 and 2. During the six months ended June 30, 2012, there were no transfers from Level 2 to Level 1 and $12 million of transfers from Level 1 to Level 2, which were comprised of fixed maturity securities. During the three months and six months ended June 30, 2011, transfers between Levels 1 and 2 were not significant. The amounts for transfers between Levels 1 and 2 relate to assets and liabilities measured at estimated fair value and still held at June 30, 2012 and 2011.

Transfers into or out of Level 3:

Transfers into or out of Level 3 are presented in the tables which follow. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
Fixed maturity securities:
U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	–	420	51
		• Illiquidity premium (1)	30	–	30
		• Spreads from below investment grade curves (1)	(158)	–	1,212	356
		• Offered quotes (2)	82	–	279
	• Market pricing	• Quoted prices (2)	99	–	100	100
	• Consensus pricing	• Offered quotes (2)	—	–	675

Foreign government securities	• Market pricing	• Quoted prices (2)	100	–	198	149
	• Consensus pricing	• Offered quotes (2)	(3)	–	201

RMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	3,295	923
	• Market pricing	• Quoted prices (2)	—	–	100	52
	• Consensus pricing	• Offered quotes (2)	59	–	110

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	6,460	1,066
	• Consensus pricing	• Offered quotes (2)	—	–	96

ABS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	10,469	1,217
	• Market pricing	• Quoted prices (2)	—	–	101	85
	• Consensus pricing	• Offered quotes (2)	—	–	108

Derivatives:
Interest rate contracts	• Present value techniques	• Swap yield (1)	174	–	364

Foreign currency contracts	• Present value techniques	• Swap yield (1)	202	–	828
	• Consensus pricing	• Offered quotes (3)

Credit contracts	• Present value techniques	• Credit spreads (1)	—	–	100
	• Consensus pricing	• Offered quotes (3)

Equity market contracts	• Present value techniques	• Volatility	19%	–	37%
	or option pricing models
	• Consensus pricing	• Offered quotes (4)

Embedded derivatives:
Direct and assumed guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.13%
		Ages 41 - 60	0.05%	–	0.88%
		Ages 61 – 115	0.26%	–	100%

		• Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	2%	–	100%
		Durations 21 - 116	1.25%	–	100%

		• Utilization rates (5)	20%	–	50%
		• Withdrawal rates	0.07%	–	20%
		• Long-term equity volatilities	11.40%	–	40%
		• Nonperformance risk spread	0.35%	–	2.80%

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	At June 30, 2012, excluding equity market contracts, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)

The Company holds certain purchased equity options that are valued using models dependent on an unobservable market correlation input. This input is highly specific to the particular markets referenced by the option and is subjectively estimated by derivatives broker/dealers. The Company has elected to use independent non-binding broker quotations to value these positions, which are validated against the Company’s internal models using proprietary correlation assumptions. The correlation inputs used to validate the estimated fair values of these options provided by broker quotations range from 40% to 100%.

(5)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments are subject to the controls described under “— Investments.” Generally, equity securities, trading and other securities, short-term investments and securities included within separate account assets classified within Level 3 use the same valuation techniques and significant unobservable inputs as previously described for fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. Mortgage loans held-for-sale classified within Level 3 are valued using independent non-binding broker quotations and internal models such as DCF methodologies using current interest rates. MSRs, which are classified within Level 3, are valued using DCF methodologies using inputs such as discount rates, loan prepayments and servicing costs. The long-term debt of CSEs classified within Level 3 is valued using independent non-binding broker quotations and internal models including matrix pricing and DCF methodologies using current interest rates. The liability related to securitized reverse residential mortgage loans, which is classified within Level 3 is valued using quoted prices. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other types of financial instruments is similar in nature to that described below.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

U.S. corporate and foreign corporate securities

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

Foreign government securities

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

Structured securities comprised of RMBS, CMBS and ABS

Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in offered quotes in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

isolation would result in substantially higher (lower) valuations. In general, changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Interest rate contracts

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Foreign currency contracts

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Credit contracts

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

Equity market contracts

Significant decreases in the equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Direct and assumed guaranteed minimum benefits

For any increase (decrease) in mortality and lapse rates, the fair value of the guarantees will decrease (increase). For any increase (decrease) in utilization and volatility, the fair value of the guarantees will increase (decrease). Specifically for GMWBs, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will increase (decrease). Specifically for GMABs and GMIBs, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will decrease (increase).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$7,305	$4,646	$2,213	$24	$2,246	$762	$82	$2,198	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	5	(5)	—	6	1	—	4	—
Net investment gains (losses)	12	(14)	(6)	—	(4)	(18)	—	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	10	(7)	(29)	1	35	20	—	5	—
Purchases (3)	452	752	469	50	349	448	—	699	—
Sales (3)	(381)	(349)	(82)	(1)	(189)	(128)	(6)	(180)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	92	129	37	—	37	21	—	1	—
Transfers out of Level 3 (4)	(98)	(349)	(211)	—	(117)	(68)	—	(48)	—

Balance, end of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$76	$2,680	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$2	$5	$(5)	$—	$6	$1	$—	$4	$—
Net investment gains (losses)	$(1)	$(15)	$—	$—	$(3)	$(9)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$268	$446	$13	$30	$1,237	$462	$1,708	$727
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(4)	(46)	1	—	—
Net investment gains (losses)	1	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(15)	(130)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(4)	(7)	—	—	—	(10)	—	—
Purchases (3)	36	5	13	—	833	571	—	—
Sales (3)	(22)	(12)	(13)	—	(897)	(307)	(1,608)	(49)
Issuances (3)	—	—	—	—	—	—	106	46
Settlements (3)	—	—	—	—	—	—	(31)	(30)
Transfers into Level 3 (4)	3	—	—	—	5	—	54	—
Transfers out of Level 3 (4)	—	—	—	—	(36)	—	(3)	—

Balance, end of period	$282	$432	$13	$26	$1,096	$717	$211	$564

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$(4)	$(42)	$2	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$4	$(121)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Residential Mortgage Loans
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$142	$54	$38	$393	$(2,413)	$1,382	$(82)	$(1,505)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(1)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	23	1	—
Net derivative gains (losses)	22	(9)	(14)	225	(1,362)	—	—	—
Other revenues	(4)	—	—	—	—	—	—	1
Policyholder benefits and claims	—	—	—	(4)	42	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	98	—	—	1	(64)	—	—	—
Purchases (3)	—	—	—	10	—	191	—	—
Sales (3)	—	—	—	—	—	(116)	—	1,484
Issuances (3)	—	—	—	—	—	2	—	(98)
Settlements (3)	(30)	(5)	—	(49)	(164)	(1)	—	20
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(38)	—	—

Balance, end of period	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$(98)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$(1)	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$1	$—
Net derivative gains (losses)	$15	$(8)	$(14)	$198	$(1,366)	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$(4)	$42	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS (9)	CMBS	State and Political Subdivision Securities	ABS (9)	Other Fixed Maturity Securities
	(In millions)
Three Months Ended June 30, 2011:
Balance, beginning of period	$6,861	$5,534	$3,186	$76	$1,384	$791	$46	$3,393	$4
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	(3)	(1)	—	3	18	—	5	—
Net investment gains (losses)	(15)	(30)	(5)	—	(6)	22	—	(5)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	91	105	(50)	—	(4)	(12)	(6)	10	—
Purchases (3)	434	1,553	178	1	30	171	43	130	—
Sales (3)	(313)	(960)	(129)	(1)	(76)	(116)	—	(224)	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	64	53	199	—	298	24	10	108	—
Transfers out of Level 3 (4)	(253)	(408)	(217)	(50)	(130)	(117)	(4)	(2,031)	—

Balance, end of period	$6,871	$5,844	$3,161	$26	$1,499	$781	$89	$1,386	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$2	$7	$9	$—	$3	$17	$—	$5	$—
Net investment gains (losses)	$(27)	$(18)	$(1)	$—	$(6)	$—	$—	$(2)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:			Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments
	(In millions)
Three Months Ended June 30, 2011:
Balance, beginning of period	$359	$946	$40	$62	$566	$742	$25	$1,029
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	4	22	2	—	—
Net investment gains (losses)	3	(70)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(75)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	8	71	—	—	—	3	—	—
Purchases (3)	27	2	—	—	315	333	1	—
Sales (3)	(12)	(295)	(23)	(12)	(305)	(351)	—	—
Issuances (3)	—	—	—	—	—	—	—	37
Settlements (3)	—	—	—	—	—	—	—	(27)
Transfers into Level 3 (4)	2	—	—	—	35	3	9	—
Transfers out of Level 3 (4)	(82)	—	(15)	—	(10)	—	(2)	—

Balance, end of period	$305	$654	$2	$54	$623	$732	$32	$964

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$2	$23	$2	$—	$—
Net investment gains (losses)	$(4)	$(32)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(73)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Three Months Ended June 30, 2011:
Balance, beginning of period	$(89)	$39	$43	$(16)	$(1,538)	$2,004	$(138)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(4)	(53)
Net derivative gains (losses)	5	1	(2)	(17)	(383)	—	—
Other revenues	(2)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	10	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	19	—	6	—	(50)	—	—
Purchases (3)	—	—	—	88	—	160	—
Sales (3)	—	—	—	—	—	(203)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	(5)	—	(113)	—	57
Transfers into Level 3 (4)	—	9	—	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	—	—	(122)	—

Balance, end of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(53)
Net derivative gains (losses)	$4	$1	$(3)	$(17)	$(387)	$—	$—
Other revenues	$11	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$10	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Other Fixed Maturity Securities
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$53	$1,850	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	10	1	—	12	7	—	10	—
Net investment gains (losses)	11	(55)	(7)	—	(4)	(36)	—	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(20)	90	(8)	—	40	20	4	(14)	—
Purchases (3)	1,111	1,049	634	50	892	458	20	1,124	—
Sales (3)	(555)	(451)	(235)	(7)	(194)	(182)	(1)	(246)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	203	132	60	—	27	18	—	2	—
Transfers out of Level 3 (4)	(144)	(332)	(381)	—	(12)	—	—	(48)	—

Balance, end of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$76	$2,680	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$5	$10	$1	$—	$12	$2	$—	$9	$—
Net investment gains (losses)	$(2)	$(26)	$—	$—	$(3)	$(9)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit- linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$1,414	$666
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	3	(31)	—	—	—
Net investment gains (losses)	(9)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(3)	(85)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	9	18	—	—	—	(10)	—	—
Purchases (3)	52	5	13	—	844	641	—	—
Sales (3)	(43)	(29)	—	—	(1,070)	(396)	(1,323)	(49)
Issuances (3)	—	—	—	—	—	—	113	104
Settlements (3)	—	—	—	—	—	—	(41)	(72)
Transfers into Level 3 (4)	5	—	—	—	5	—	54	—
Transfers out of Level 3 (4)	(13)	—	—	—	(38)	(108)	(3)	—

Balance, end of period	$282	$432	$13	$26	$1,096	$717	$211	$564

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$3	$(27)	$2	$—	$—
Net investment gains (losses)	$(9)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$3	$(70)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Residential Mortgage Loans
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(1)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	78	(9)	—
Net derivative gains (losses)	24	7	29	(284)	511	—	—	—
Other revenues	(67)	—	—	—	—	—	—	2
Policyholder benefits and claims	—	—	—	12	(5)	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	11	—	—	(2)	39	—	—	—
Purchases (3)	—	—	—	10	—	293	—	—
Sales (3)	—	—	—	—	—	(255)	—	1,147
Issuances (3)	—	—	(3)	—	—	2	—	(98)
Settlements (3)	(40)	(11)	(3)	(49)	(303)	(4)	44	26
Transfers into Level 3 (4)	—	—	—	—	—	23	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(17)	—	—

Balance, end of period	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$(98)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$(1)	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(9)	$—
Net derivative gains (losses)	$6	$(5)	$27	$(287)	$498	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$12	$(4)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS (9)	CMBS	State and Political Subdivision Securities	ABS (9)	Other Fixed Maturity Securities
	(In millions)
Six Months Ended June 30, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$46	$3,026	$4
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	3	8	—	6	11	—	12	—
Net investment gains (losses)	(12)	(18)	(23)	—	(12)	68	—	(13)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	138	186	24	—	41	87	(7)	78	—
Purchases (3)	778	1,817	385	1	42	171	45	278	—
Sales (3)	(534)	(1,463)	(228)	(1)	(137)	(508)	(3)	(339)	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	54	39	133	—	263	45	10	109	—
Transfers out of Level 3 (4)	(707)	(446)	(272)	(53)	(1,245)	(104)	(2)	(1,765)	—

Balance, end of period	$6,871	$5,844	$3,161	$26	$1,499	$781	$89	$1,386	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$5	$13	$16	$—	$6	$11	$—	$12	$—
Net investment gains (losses)	$(27)	$(19)	$(10)	$—	$(12)	$—	$—	$(4)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit- linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Six Months Ended June 30, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	8	54	4	—	—
Net investment gains (losses)	5	(70)	—	—	—	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(3)	(18)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(13)	101	—	—	—	10	—	—
Purchases (3)	67	3	—	1	325	618	1	—
Sales (3)	(18)	(296)	(8)	(32)	(450)	(754)	—	—
Issuances (3)	—	—	—	—	—	—	1	92
Settlements (3)	—	—	—	—	—	—	—	(60)
Transfers into Level 3 (4)	1	11	—	—	124	3	13	—
Transfers out of Level 3 (4)	(5)	—	—	—	(165)	(6)	(4)	—

Balance, end of period	$305	$654	$2	$54	$623	$732	$32	$964

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$5	$47	$3	$—	$—
Net investment gains (losses)	$(4)	$(32)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(3)	$(18)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Six Months Ended June 30, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(3)	—	—	—
Net investment gains (losses)	—	—	—	—	—	46	(7)
Net derivative gains (losses)	12	(4)	4	(110)	592	—	—
Other revenues	7	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	(8)	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	—	2	—	(2)	—	—
Purchases (3)	—	6	—	106	—	358	—
Sales (3)	—	—	—	—	—	(364)	—
Issuances (3)	—	—	(3)	—	—	—	—
Settlements (3)	—	—	(5)	(5)	(218)	—	57
Transfers into Level 3 (4)	—	—	—	—	—	9	—
Transfers out of Level 3 (4)	(7)	(26)	—	(75)	—	(196)	—

Balance, end of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(7)
Net derivative gains (losses)	$11	$(4)	$4	$(110)	$581	$—	$—
Other revenues	$12	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(8)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

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

(5)

Other revenues represent the changes in estimated fair value due to changes in valuation model inputs or assumptions. For the three months and six months ended June 30, 2012 and 2011, there was no other change in estimated fair value affecting MSRs. The additions for purchases, originations and issuances are presented within issuances and the reductions for loan payments, sales and settlements, affecting MSRs are presented within settlements.

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

Fair Value Option

Residential Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale accounted for under the FVO at:

	June 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$203	$2,935
Difference between estimated fair value and unpaid principal balance	(1)	129

Carrying value at estimated fair value	$202	$3,064

Loans in non-accrual status	$3	$3
Loans more than 90 days past due	$33	$20
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(2)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$4	$(2)	$2	$(3)
Other changes in estimated fair value	(72)	115	98	179

Total gains (losses) recognized in other revenues	$(68)	$113	$100	$176

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securitized Reverse Residential Mortgage Loans

Securitized reverse residential mortgage loans accounted for under the FVO are initially measured at estimated fair value. Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues. The following table presents securitized reverse residential mortgage loans accounted for under the FVO at:

	June 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$235	$6,914
Difference between estimated fair value and unpaid principal balance	24	738

Carrying value at estimated fair value	$259	$7,652

Loans more than 90 days past due	$—	$59
Loans more than 90 days past due — difference between aggregate estimated fair value and unpaid principal balance	$—	$—

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

	June 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$235	$6,914
Difference between estimated fair value and unpaid principal balance	22	712

Carrying value at estimated fair value	$257	$7,626

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans accounted for under the FVO at:

	June 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,814	$3,019
Difference between estimated fair value and unpaid principal balance	118	119

Carrying value at estimated fair value	$2,932	$3,138

The following table presents the long-term debt accounted for under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	June 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,707	$2,954
Difference between estimated fair value and unpaid principal balance	114	114

Carrying value at estimated fair value	$2,821	$3,068

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

	Three Months Ended June 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$197	$209	$12	$174	$182	$8
Held-for-sale	254	239	(15)	47	47	—

Mortgage loans, net	$451	$448	$(3)	$221	$229	$8

Other limited partnership interests (2)	$38	$27	$(11)	$13	$10	$(3)
Real estate joint ventures (3)	$10	$8	$(2)	$—	$—	$—

	Six Months Ended June 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$197	$210	$13	$165	$182	$17
Held-for-sale	270	239	(31)	48	47	(1)

Mortgage loans, net	$467	$449	$(18)	$213	$229	$16

Other limited partnership interests (2)	$48	$34	$(14)	$13	$10	$(3)

Real estate joint ventures (3)	$15	$10	$(5)	$—	$—	$—

(1)

Mortgage loans — These impaired mortgage loans are written down to their estimated fair values which are reported as losses. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Estimated fair values for impaired mortgage loans are based on market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $5 million and less than $1 million at June 30, 2012 and 2011, respectively.

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $7 million at June 30, 2012. There were no unfunded commitments for these investments at June 30, 2011.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values, estimated fair values and, for June 30, 2012, their corresponding placement in the fair value hierarchy, for such financial instruments, are summarized as follows:

	June 30, 2012
	Carrying Value	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$54,269	$—	$—	$57,129	$57,129
Held-for-sale	1,279	—	—	1,279	1,279

Mortgage loans, net	$55,548	$—	$—	$58,408	$58,408
Policy loans	$11,912	$—	$1,699	$12,733	$14,432
Real estate joint ventures	$117	$—	$—	$175	$175
Other limited partnership interests	$1,246	$—	$—	$1,426	$1,426
Other invested assets	$1,472	$77	$—	$1,395	$1,472
Premiums, reinsurance and other receivables	$4,413	$—	$552	$4,331	$4,883
Other assets	$253	$—	$211	$71	$282
Liabilities:
PABs	$153,131	$—	$—	$160,388	$160,388
Bank deposits	$6,832	$—	$2,101	$4,731	$6,832
Long-term debt	$16,023	$—	$18,144	$—	$18,144
Collateral financing arrangements	$4,196	$—	$—	$3,792	$3,792
Junior subordinated debt securities	$3,192	$—	$3,620	$—	$3,620
Other liabilities	$6,430	$—	$2,850	$3,582	$6,432
Separate account liabilities	$54,769	$—	$54,769	$—	$54,769
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$35	$35
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$22	$—	$22

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,777	$56,422
Held-for-sale	4,462	4,462

Mortgage loans, net	$58,239	$60,884
Policy loans	$11,892	$14,213
Real estate joint ventures	$130	$183
Other limited partnership interests	$1,318	$1,656
Other invested assets	$1,434	$1,434
Premiums, reinsurance and other receivables	$4,639	$5,232
Other assets	$310	$308
Liabilities:
PABs	$146,890	$153,304
Bank deposits	$10,507	$10,507
Long-term debt	$20,587	$22,514
Collateral financing arrangements	$4,647	$4,136
Junior subordinated debt securities	$3,192	$3,491
Other liabilities	$4,087	$4,087
Separate account liabilities	$49,610	$49,610
Commitments: (1)
Mortgage loan commitments	$—	$3
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$51

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 11 for additional information on these off-balance sheet obligations.

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Mortgage Loans

Mortgage loans held-for-investment

For commercial and agricultural mortgage loans, the estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans, the estimated fair value was primarily determined from pricing for similar loans.

Mortgage loans held-for-sale

For these mortgage loans, estimated fair value is determined using independent non-binding broker quotations or valuation models using significant unobservable inputs.

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

Other Liabilities

Other liabilities consist primarily of interest and dividends payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and amounts payable under certain assumed reinsurance agreements, which are recorded using the deposit method of accounting. The Company evaluates the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the value of those assets approximates the estimated fair value of the related separate account liabilities. The valuation techniques and inputs for separate account liabilities are similar to those described for separate account assets.

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

6. Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and value of business acquired (“VOBA”) was as follows:

	Six Months Ended June 30,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
	(In millions)
Balance, beginning of period	$15,240	$9,379	$24,619	$13,377	$11,088	$24,465
Capitalizations	2,679	—	2,679	2,631	—	2,631

Subtotal	17,919	9,379	27,298	16,008	11,088	27,096

Amortization related to:
Net investment gains (losses)	(62)	(3)	(65)	(87)	1	(86)
Other expenses	(1,442)	(686)	(2,128)	(1,195)	(912)	(2,107)

Total amortization	(1,504)	(689)	(2,193)	(1,282)	(911)	(2,193)

Unrealized investment gains (losses)	(285)	(125)	(410)	(124)	(74)	(198)
Effect of foreign currency translation and other	(55)	(135)	(190)	137	392	529

Balance, end of period	$16,075	$8,430	$24,505	$14,739	$10,495	$25,234

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

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Retail	$10,182	$10,103	$1,010	$1,211	$11,192	$11,314
Group, Voluntary & Worksite Benefits	759	744	—	—	759	744
Corporate Benefit Funding	88	86	2	3	90	89
Latin America	769	693	355	357	1,124	1,050
Asia	3,181	2,647	6,027	6,553	9,208	9,200
EMEA	1,095	966	1,036	1,254	2,131	2,220
Corporate & Other	1	1	—	1	1	2

Total	$16,075	$15,240	$8,430	$9,379	$24,505	$24,619

7. Goodwill

In the first quarter of 2012, the Company reorganized its business into three broad geographic regions: The Americas, Asia and EMEA, to better reflect its global reach. See Note 16 for a discussion of the Company’s new segments. As a result of the reorganization, the Company reallocated goodwill from the former segments to the new segments as shown in the below table under “Goodwill Transfers.”

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	Effect of Foreign Currency Translation and Other	June 30, 2012
	(In millions)
2011
Insurance Products	$1,414	$(1,414)	$—	$—
Retirement Products	1,692	(1,692)	—	—
Corporate Benefit Funding	900	(900)	—	—
Auto & Home	157	(157)	—	—
Japan	5,371	(5,371)	—	—
Other International Regions	1,996	(1,996)	—	—
Corporate & Other (1)	405	(405)	—	—

2012
Retail	—	2,955	—	2,955
Group, Voluntary & Worksite Benefits	—	308	—	308
Corporate Benefit Funding	—	900	—	900
Latin America	—	501	11	512
Asia (2)	—	5,443	(53)	5,390
EMEA	—	1,423	(70)	1,353
Corporate & Other (1)	—	405	—	405

Total	$11,935	$—	$(112)	$11,823

(1)	At June 30, 2012, the Company’s accumulated goodwill impairment loss was $65 million, which is included in Corporate & Other.

(2)	Includes goodwill of $5.2 billion from the Japan operations at June 30, 2012.

8. Insurance

Insurance Liabilities

Insurance liabilities were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Retail	$63,046	$62,295	$68,073	$69,553	$2,720	$2,807
Group, Voluntary & Worksite Benefits	21,643	20,465	9,168	9,273	3,493	3,378
Corporate Benefit Funding	51,113	49,657	63,317	56,367	185	201
Latin America	7,078	6,299	6,703	6,159	1,535	1,432
Asia	31,996	31,555	61,659	59,578	5,778	5,876
EMEA	7,562	7,728	14,528	14,396	1,479	1,482
Corporate & Other	6,071	6,276	2,461	2,374	474	423

Total	$188,509	$184,275	$225,909	$217,700	$15,664	$15,599

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of GMWB, GMAB and the portion of certain GMIB that does not require annuitization are accounted for as embedded derivatives in PABs. These guarantees are recorded at estimated fair value with changes in estimated fair value recorded in net derivative gains (losses), and are excluded from the net amount at risk and other disclosures below.

The Company issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.

•

In the Event of Death — Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

•

At Annuitization — Defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that only allow annuitization of the guaranteed amount after the 10th anniversary of the contract, which not all contractholders have achieved.

•

Two Tier Annuities — Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate of funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.

•

Universal and Variable Life Contracts — Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	June 30, 2012			December 31, 2011
	In the Event of Death	At Annuitization		In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (3)	$173,414	$80,272		$163,845	$72,016
Separate account value	$133,114	$75,717		$121,841	$66,739
Net amount at risk	$13,667	$3,310	(2)	$16,641	$2,686	(2)
Average attained age of contractholders	62 years	62 years		62 years	61 years

Two Tier Annuities
General account value	N/A	$401		N/A	$386
Net amount at risk	N/A	$59		N/A	$60
Average attained age of contractholders	N/A	61 years		N/A	60 years

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2012		December 31, 2011
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$13,588	$3,895	$12,946	$3,963
Net amount at risk	$190,287	$24,107	$188,642	$24,991
Average attained age of policyholders	54 years	59 years	53 years	59 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)

The Company had previously disclosed the net amount at risk based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $11.1 billion and $12.1 billion at June 30, 2012 and December 31, 2011, respectively. The Company has provided, in the table above, the net amount as risk as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

(3)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

9. Closed Block

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	June 30, 2012	December 31, 2011
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,936	$43,169
Other policy-related balances	298	358
Policyholder dividends payable	542	514
Policyholder dividend obligation	3,369	2,919
Current income tax payable	5	—
Other liabilities	672	613

Total closed block liabilities	47,822	47,573

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	30,784	30,407
Equity securities available-for-sale, at estimated fair value	28	35
Mortgage loans	6,325	6,206
Policy loans	4,655	4,657
Real estate and real estate joint ventures	301	364
Other invested assets	767	857

Total investments	42,860	42,526
Cash and cash equivalents	313	249
Accrued investment income	507	509
Premiums, reinsurance and other receivables	86	109
Current income tax recoverable	—	53
Deferred income tax assets	358	362

Total assets designated to the closed block	44,124	43,808

Excess of closed block liabilities over assets designated to the closed block	3,698	3,765

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	2,650	2,394
Unrealized gains (losses) on derivative instruments, net of income tax	18	11
Allocated to policyholder dividend obligation, net of income tax	(2,190)	(1,897)

Total amounts included in accumulated other comprehensive income (loss)	478	508

Maximum future earnings to be recognized from closed block assets and liabilities	$4,176	$4,273

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$2,919	$876
Change in unrealized investment and derivative gains (losses)	450	2,043

Balance, end of period	$3,369	$2,919

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenues
Premiums	$528	$568	$1,026	$1,103
Net investment income	539	580	1,089	1,144
Net investment gains (losses)	13	3	24	10
Net derivative gains (losses)	11	4	2	(14)

Total revenues	1,091	1,155	2,141	2,243

Expenses
Policyholder benefits and claims	700	746	1,362	1,435
Policyholder dividends	275	296	543	593
Other expenses	46	49	91	98

Total expenses	1,021	1,091	1,996	2,126

Revenues, net of expenses before provision for income tax expense (benefit)	70	64	145	117
Provision for income tax expense (benefit)	25	21	52	38

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	45	43	93	79
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	1	4	1

Revenues, net of expenses and provision for income tax expense (benefit) and discontinued operations	$45	$44	$97	$80

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

10. Collateral Financing Arrangements

Associated with the Closed Block

On June 12, 2012, following regulatory approval, MRC, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $451 million in aggregate principal amount of surplus notes (the “Partial Repurchase”) that MRC issued in December 2007 in connection with MLIC reinsuring a portion of its closed block liabilities to MRC. Payments made by MetLife, Inc. in June 2012 associated with the Partial Repurchase, which also included payments made to the unaffiliated financial institution with which MetLife, Inc. entered into an agreement in 2007 in connection with the issuance of the surplus notes, totaled $451 million, exclusive of accrued interest on the surplus notes. At June 30, 2012 and December 31, 2011, the amount of the surplus notes issued by MRC that remained outstanding was $1.4 billion and $1.9 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a large number of litigation matters in multiple jurisdictions around the world. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. and other countries permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2012. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $125 million.

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

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the six months ended June 30, 2012 and 2011, MLIC received approximately 2,491 and 2,306 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2012.

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

On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3,200,000 for the deficiencies in servicing of residential mortgage loans and processing foreclosures at MetLife Bank that were the subject of the 2011 consent decree.

MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June 2012, MetLife Bank received a Civil Investigative Demand that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida. In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In June 2012, the EPA, MLIC, and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The June 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

Metco Site, Hicksville, Nassau County, New York. On February 22, 2012, the New York State Department of Environmental Conservation issued a notice to MLIC, as purported successor in interest to New England Mutual, that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. MLIC has responded to the Department of Environmental Conservation and asserted that it is not a potentially responsible party under the law.

Sales Practices Regulatory Matters. Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut (“MICC”), New England Life Insurance Company and General American Life Insurance Company, and four Company broker-dealers, which are MetLife Securities, Inc., New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Unclaimed Property Inquiries and Related Litigation

In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to the Company. In the first quarter of 2012, the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until January 18, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $1.6 billion. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $110,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. MetLife, Inc. and MLIC have moved to dismiss the action.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (District Court, County of Hennepin, MN, filed January 31, 2011). Alleging that MetLife, Inc. and another company have violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator has brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until March 22, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $228 million. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $130,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. MetLife, Inc. and MLIC have moved to dismiss the action.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. In May 2012, plaintiff amended the complaint to add defendants including members of the MetLife, Inc. Board of Directors and several other parties and to add claims for violations of the Securities Act of 1933. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et. al. (Circuit Court, Jefferson County, Alabama, filed July 5, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). The two federal court actions have been consolidated and have been stayed pending further order of the court. Plaintiffs in all four actions allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations.

Total Control Accounts Litigation and Regulatory Actions

MLIC is a defendant in a consolidated lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011). These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance (“FEGLI”) program. Specifically, plaintiffs allege that under the terms of the FEGLI policy, MLIC is required to make “immediate” payment of death benefits in “one sum.” MLIC, plaintiff alleges, breached this duty by instead retaining the death benefits in its general investment account and sending beneficiaries a “book of drafts” known as the “TCA Money Market Option” as the only means by which funds can be accessed. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On April 28, 2011, the court denied MLIC’s motion to dismiss. On May 4, 2012, MLIC moved for summary judgment.

Various state regulators have also taken actions with respect to retained asset accounts. The Department of Financial Services issued a circular letter on March 29, 2012 stating that an insurer should only use a retained asset account when a policyholder or beneficiary affirmatively chooses to receive life insurance proceeds through such an account and providing for certain disclosures to a beneficiary, including that payment by a single check is an option. In connection with an ongoing market conduct exam, MLIC has entered into a consent order with the Minnesota Department of Commerce regarding MLIC’s use of TCAs as a default option.

The Company is unable to estimate the reasonably possible loss or range of loss arising from the TCA matters.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other U.S. Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007). This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”) and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. MTL has reached a settlement in principle, subject to finalizing the settlement terms and court approval. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit.

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Italy Fund Redemption Suspension Complaints and Litigation. As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits or complaints that have been filed to date have either been resolved or are proceeding. In March 2011, ALIL implemented a plan to resolve policyholder claims. Under the plan, ALIL provided liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL offered policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 96% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings LLC, AIG agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.6 billion and $4.0 billion at June 30, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

Prior to exiting the business of originating forward and reverse residential mortgage loans, in the ordinary course of business, the Company issued interest rate lock commitments on certain residential mortgage loan

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

applications which totaled $5.6 billion at December 31, 2011. There were no outstanding interest rate lock commitments at June 30, 2012. The Company sells these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Notes 2 and 4.

The Company also commits to lend funds under certain mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.9 billion and $4.1 billion at June 30, 2012 and December 31, 2011, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both June 30, 2012 and December 31, 2011.

Guarantees

During the six months ended June 30, 2012, the Company recorded $2 million of additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $7 million and $5 million at June 30, 2012 and December 31, 2011, respectively, for indemnities, guarantees and commitments.

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Service costs	$56	$47	$16	$16	$6	$4	$1	$—
Interest costs	102	101	5	4	25	27	—	—
Expected return on plan assets	(121)	(112)	(2)	(1)	(19)	(19)	—	—
Amortization of net actuarial (gains) losses	49	48	—	—	14	10	—	—
Amortization of prior service costs (credit)	1	1	—	—	(26)	(27)	—	—

Net periodic benefit costs	$87	$85	$19	$19	$—	$(5)	$1	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Service costs	$112	$94	$36	$32	$11	$8	$1	$1
Interest costs	203	202	9	8	51	53	1	1
Expected return on plan assets	(242)	(224)	(4)	(3)	(38)	(38)	—	(1)
Amortization of net actuarial (gains) losses	98	97	—	—	28	21	—	—
Amortization of prior service costs (credit)	3	2	—	—	(52)	(54)	—	—

Net periodic benefit costs	$174	$171	$41	$37	$—	$(10)	$2	$1

13. Equity

Stock-Based Compensation Plans

Payout of 2009—2011 Performance Shares

Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance. For this purpose, MetLife Inc.’s performance is determined in terms of (a) the change in annual net operating earnings and (b) total shareholder return, in each case, over the applicable three-year performance period compared to the performance of its competitors. Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 1,791,609 Performance Shares associated with that performance period that vested on December 31, 2011 and, as a result, 2,024,518 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees chose to defer, during the second quarter of 2012.

Payout of 2009—2011 Performance Units

Vested Performance Units are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance. For this purpose, MetLife Inc.’s performance is determined in terms of (a) the change in annual net operating earnings and (b) total shareholder return, in each case, over the applicable three-year performance period compared to the performance of its competitors. Final Performance Units which are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 51,144 Performance Units associated with that performance period that vested on December 31, 2011 and, as a result, the cash value of 57,793 units was paid during the second quarter of 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2012
Company	Paid		Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$—		$1,350
American Life Insurance Company	$1,000	(2)	$168
MetLife Insurance Company of Connecticut	$202	(3)	$504
Metropolitan Tower Life Insurance Company	$—		$82
MetLife Investors Insurance Company	$—		$18
Delaware American Life Insurance Company	$—		$12

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the six months ended June 30, 2012, except as described for American Life and MICC.

(2)

During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the Company’s restructuring of American Life’s business in Japan. The dividend may be paid in installments by November 30, 2012. Subsequently, $1.5 billion was remitted to American Life. See Note 2. Of this approved amount, $1.0 billion was paid to MetLife, Inc. as an extraordinary dividend, during May 2012, which included the $168 million otherwise permitted to be paid without approval later in 2012, due to the timing of such dividend.

(3)

During June 2012, MICC distributed shares of an affiliate to MetLife, Inc. as an in-kind extraordinary dividend of $202 million as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. Remaining dividends permitted to be paid in 2012 without regulatory approval total $302 million.

See Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for additional information on dividend restrictions.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Other Expenses

Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Compensation	$1,395	$1,329	$2,889	$2,656
Pension, postretirement and postemployment benefit costs	110	95	228	190
Commissions	1,467	1,587	3,024	3,003
Volume-related costs	156	91	248	174
Interest credited to bank deposits	20	23	41	46
Capitalization of DAC	(1,315)	(1,367)	(2,679)	(2,631)
Amortization of DAC and VOBA	1,479	1,254	2,193	2,193
Amortization of negative VOBA	(181)	(183)	(336)	(366)
Interest expense on debt and debt issuance costs	342	420	700	835
Premium taxes, licenses and fees	144	142	343	277
Professional services	363	400	778	683
Rent, net of sublease income	112	113	232	220
Other	683	795	1,435	1,509

Total other expenses	$4,775	$4,699	$9,096	$8,789

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

Costs Related to the Acquisition of ALICO

Integration-Related Expenses

Integration-related costs were $94 million and $179 million for the three months and six months ended June 30, 2012, respectively, and $102 million and $170 million for the three months and six months ended June 30, 2011, respectively. Integration-related costs represent costs directly related to integrating American Life and Delaware American Life Insurance Company (collectively, “ALICO”), including expenses for consulting, rebranding and the integration of information systems. Such costs have been expensed as incurred and as the integration of ALICO is an enterprise-wide initiative, these expenses are reported within Corporate & Other.

Restructuring Charges

As part of the integration of ALICO’s operations, management initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Estimated restructuring charges may change as management continues to execute its restructuring plans. Management anticipates further restructuring charges, including severance, contract termination costs and other associated costs through the year ended December 31, 2013. However, such restructuring plans are not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring charges associated with restructuring plans related to the acquisition of ALICO are included in other expenses within Corporate & Other. Such restructuring charges included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$11	$13	$13	$10
Restructuring charges	6	7	9	24
Cash payments	(9)	(11)	(14)	(25)

Balance, end of period	$8	$9	$8	$9

Restructuring charges incurred in current period	$6	$7	$9	$24

Total restructuring charges incurred since inception of restructuring plans	$65	$34	$65	$34

Other Restructuring Charges

The Company has commenced an enterprise-wide strategic initiative. This global strategy focuses on leveraging the Company’s scale to improve the value it provides to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in its technology, platforms and functionality to improve its current operations and develop new capabilities.

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported within Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring changes were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
	(In millions)
Balance, beginning of period	$27	$—
Severance charges	20	47
Cash payments	(26)	(26)

Balance, end of period	$21	$21

Restructuring charges incurred in current period	$20	$47

Total restructuring charges incurred since inception of initiative	$47	$47

Management anticipates further restructuring charges including severance, lease and asset impairments, through the year ending December 31, 2014. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at June 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15. Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,064,688,383	1,059,751,486	1,063,560,105	1,058,795,981
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	4,015,640	—	3,282,889
Exercise or issuance of stock-based awards	5,291,235	7,208,779	5,971,776	7,832,099

Weighted average common stock outstanding for diluted earnings per common share	1,069,979,618	1,070,975,905	1,069,531,881	1,069,910,969

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$2,300	$1,062	$2,166	$1,986
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	8	(7)	32	—
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	—	146

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2,261	$1,038	$2,073	$1,779

Basic	$2.13	$0.98	$1.95	$1.68

Diluted	$2.12	$0.97	$1.93	$1.66

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$3	$31	$17	$(9)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$3	$31	$17	$(9)

Basic	$—	$0.03	$0.02	$(0.01)

Diluted	$—	$0.03	$0.02	$(0.01)

Net Income (Loss):
Net income (loss)	$2,303	$1,093	$2,183	$1,977
Less: Net income (loss) attributable to noncontrolling interests	8	(7)	32	—
Less: Preferred stock dividends	31	31	61	61
Preferred stock redemption premium	—	—	—	146

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,264	$1,069	$2,090	$1,770

Basic	$2.13	$1.01	$1.97	$1.67

Diluted	$2.12	$1.00	$1.95	$1.65

(1)

See Note 14 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the Company’s common equity units. For the three months and six months ended June 30, 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

16. Segment Information

As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities. Prior period results have been revised in connection with this reorganization.

The Americas. The Americas consists of the following segments:

•

    Retail. The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life and Annuities. Life insurance products and services include variable life, universal life, term life and whole life products. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

•

    Group, Voluntary & Worksite Benefits. The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three businesses: Group Life, Non-Medical Health and Property & Casualty. Group Life insurance products and services include variable life, universal life and term life products. Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care, critical illness and accidental death & dismemberment coverages. Property & Casualty provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

•

    Corporate Benefit Funding. The Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. This in-force reinsurance agreement reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank (see Note 2) and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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

In 2011, management modified its definition of operating earnings to exclude the impacts of the Divested Businesses, which includes certain operations of MetLife Bank and the Caribbean Business, as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior period results for Corporate & Other have been increased by $27 million, net of $15 million of income tax, and $54 million, net of $31 million of income tax, for the three months and six months ended June 30, 2011, respectively. Also, prior period results for Latin America have been decreased by $3 million, net of $1 million of income tax, and $7 million, net of $3 million of income tax, for the three months and six months ended June 30, 2011, respectively. As a result of the modified definition, prior period consolidated operating earnings increased by $24 million, net of $14 million of income tax, and $47 million, net of $28 million of income tax, for the three months and six months ended June 30, 2011, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and six months ended June 30, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended June 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,081	$4,178	$523	$652	$6,434	$2,011	$680	$14	$9,139	$22	$9,161
Universal life and investment-type product policy fees	1,119	165	57	196	1,537	315	108	39	1,999	98	2,097
Net investment income	1,839	494	1,431	283	4,047	730	157	253	5,187	(468)	4,719
Other revenues	213	116	65	3	397	(3)	27	43	464	(71)	393
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(64)	(64)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	2,092	2,092

Total revenues	4,252	4,953	2,076	1,134	12,415	3,053	972	349	16,789	1,609	18,398

Expenses
Policyholder benefits and claims and policyholder dividends	1,837	3,766	1,131	568	7,302	1,374	404	52	9,132	131	9,263
Interest credited to policyholder account balances	590	43	338	90	1,061	426	26	12	1,525	(503)	1,022
Capitalization of DAC	(367)	(112)	(8)	(71)	(558)	(538)	(217)	—	(1,313)	(2)	(1,315)
Amortization of DAC and VOBA	407	98	4	54	563	404	195	—	1,162	317	1,479
Amortization of negative VOBA	—	—	—	(1)	(1)	(127)	(36)	—	(164)	(17)	(181)
Interest expense on debt	—	—	2	—	2	4	1	292	299	43	342
Other expenses	1,201	724	120	323	2,368	1,097	478	170	4,113	337	4,450

Total expenses	3,668	4,519	1,587	963	10,737	2,640	851	526	14,754	306	15,060

Provision for income tax expense (benefit)	204	139	171	36	550	138	39	(149)	578	460	1,038

Operating earnings	$380	$295	$318	$135	$1,128	$275	$82	$(28)	1,457

Adjustments to:
Total revenues									1,609
Total expenses									(306)
Provision for income tax (expense) benefit									(460)

Income (loss) from continuing operations, net of income tax									$2,300		$2,300

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended June 30, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,135	$4,028	$874	$647	$6,684	$1,884	$689	$13	$9,270	$24	$9,294
Universal life and investment-type product policy fees	1,032	155	58	194	1,439	296	135	38	1,908	61	1,969
Net investment income	1,827	505	1,408	272	4,012	596	178	225	5,011	83	5,094
Other revenues	187	99	61	2	349	8	29	72	458	134	592
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(155)	(155)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	352	352

Total revenues	4,181	4,787	2,401	1,115	12,484	2,784	1,031	348	16,647	499	17,146

Expenses
Policyholder benefits and claims and policyholder dividends	1,876	3,725	1,446	534	7,581	1,272	395	24	9,272	223	9,495
Interest credited to policyholder account balances	595	45	331	94	1,065	398	45	—	1,508	(66)	1,442
Capitalization of DAC	(499)	(123)	(5)	(78)	(705)	(467)	(193)	—	(1,365)	(2)	(1,367)
Amortization of DAC and VOBA	368	119	5	62	554	401	181	—	1,136	118	1,254
Amortization of negative VOBA	—	—	—	(2)	(2)	(141)	(20)	—	(163)	(20)	(183)
Interest expense on debt	—	—	3	1	4	(1)	—	325	328	92	420
Other expenses	1,324	692	122	339	2,477	1,063	514	118	4,172	403	4,575

Total expenses	3,664	4,458	1,902	950	10,974	2,525	922	467	14,888	748	15,636

Provision for income tax expense (benefit)	184	101	174	36	495	88	45	(107)	521	(73)	448

Operating earnings	$333	$228	$325	$129	$1,015	$171	$64	$(12)	1,238

Adjustments to:
Total revenues									499
Total expenses									(748)
Provision for income tax (expense) benefit									73

Income (loss) from continuing operations, net of income tax									$1,062		$1,062

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Six Months Ended June 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,217	$8,251	$1,030	$1,338	$12,836	$3,958	$1,424	$28	$18,246	$44	$18,290
Universal life and investment-type product policy fees	2,233	331	108	392	3,064	638	227	79	4,008	167	4,175
Net investment income	3,695	985	2,832	582	8,094	1,383	342	453	10,272	647	10,919
Other revenues	418	228	129	8	783	13	63	94	953	37	990
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(174)	(174)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	114	114

Total revenues	8,563	9,795	4,099	2,320	24,777	5,992	2,056	654	33,479	835	34,314

Expenses
Policyholder benefits and claims and policyholder dividends	3,739	7,405	2,223	1,160	14,527	2,643	838	63	18,071	639	18,710
Interest credited to policyholder account balances	1,186	85	677	190	2,138	853	61	12	3,064	515	3,579
Capitalization of DAC	(772)	(214)	(15)	(155)	(1,156)	(1,099)	(420)	—	(2,675)	(4)	(2,679)
Amortization of DAC and VOBA	740	199	14	109	1,062	759	359	—	2,180	13	2,193
Amortization of negative VOBA	—	—	—	(3)	(3)	(257)	(41)	—	(301)	(35)	(336)
Interest expense on debt	—	—	4	1	5	5	1	601	612	88	700
Other expenses	2,457	1,440	248	649	4,794	2,219	1,018	373	8,404	814	9,218

Total expenses	7,350	8,915	3,151	1,951	21,367	5,123	1,816	1,049	29,355	2,030	31,385

Provision for income tax expense (benefit)	425	281	332	86	1,124	297	82	(329)	1,174	(411)	763

Operating earnings	$788	$599	$616	$283	$2,286	$572	$158	$(66)	2,950

Adjustments to:
Total revenues									835
Total expenses									(2,030)
Provision for income tax (expense) benefit									411

Income (loss) from continuing operations, net of income tax									$2,166		$2,166

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Six Months Ended June 30, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,160	$8,004	$1,297	$1,241	$12,702	$3,687	$1,386	$27	$17,802	$46	$17,848
Universal life and investment-type product policy fees	2,023	314	112	383	2,832	593	239	76	3,740	118	3,858
Net investment income	3,635	990	2,794	438	7,857	1,109	351	477	9,794	612	10,406
Other revenues	369	200	121	6	696	20	55	155	926	232	1,158
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(254)	(254)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	37	37

Total revenues	8,187	9,508	4,324	2,068	24,087	5,409	2,031	735	32,262	791	33,053

Expenses
Policyholder benefits and claims and policyholder dividends	3,655	7,319	2,466	958	14,398	2,470	803	40	17,711	393	18,104
Interest credited to policyholder account balances	1,186	88	666	185	2,125	778	84	—	2,987	379	3,366
Capitalization of DAC	(920)	(245)	(17)	(153)	(1,335)	(918)	(374)	—	(2,627)	(4)	(2,631)
Amortization of DAC and VOBA	706	233	10	109	1,058	730	345	—	2,133	60	2,193
Amortization of negative VOBA	—	—	—	(4)	(4)	(287)	(35)	—	(326)	(40)	(366)
Interest expense on debt	—	—	5	1	6	—	1	644	651	184	835
Other expenses	2,521	1,384	248	648	4,801	2,053	972	236	8,062	696	8,758

Total expenses	7,148	8,779	3,378	1,744	21,049	4,826	1,796	920	28,591	1,668	30,259

Provision for income tax expense (benefit)	365	228	332	74	999	188	92	(194)	1,085	(277)	808

Operating earnings	$674	$501	$614	$250	$2,039	$395	$143	$9	2,586

Adjustments to:
Total revenues									791
Total expenses									(1,668)
Provision for income tax (expense) benefit									277

Income (loss) from continuing operations, net of income tax									$1,986		$1,986

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2012	December 31, 2011
	(In millions)
Retail	$310,874	$295,012
Group, Voluntary & Worksite Benefits	52,459	51,776
Corporate Benefit Funding	211,619	195,217
Latin America	23,426	20,315
Asia	118,073	112,955
EMEA	33,615	32,891
Corporate & Other	75,122	88,060

Total	$825,188	$796,226

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

17. Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $3 million and $17 million for the three months and six months ended June 30, 2012, respectively, and $30 million and $51 million for the three months and six months ended June 30, 2011, respectively.

The carrying value of real estate related to discontinued operations was $12 million and $123 million at June 30, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operations

During the first quarter of 2011, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”), to a third party, and the sale occurred in November 2011. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. The following table presents the amounts related to the operations of MetLife Taiwan that have been reflected as discontinued operations in the interim condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In millions)
Total revenues	$129	$236
Total expenses	116	214

Income (loss) before provision for income tax	13	22
Provision for income tax expense (benefit)	5	8

Income (loss) from operations of discontinued operations, net of income tax	8	14
Net investment gain (loss), net of income tax	(7)	(74)

Income (loss) from discontinued operations, net of income tax	$1	$(60)

18. Subsequent Event

American Life U.K. Assumption Reinsurance

During July 2012, the Company completed the disposal, through assumption reinsurance, of certain closed blocks of business in the U.K., to a third party. Simultaneously, the Company recaptured from the third party the indemnity reinsurance agreement related to this business, previously reinsured as of July 1, 2011. These transactions resulted in a decrease in insurance and reinsurance assets and liabilities of approximately $4.1 billion and $4.1 billion, respectively. In the third quarter of 2012, the Company will recognize a gain of approximately $31 million, net of income tax, on the transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 23, 2012 (as revised, the “2011 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

In 2011, management modified its definition of operating earnings to exclude the impacts of the Divested Businesses, which includes certain operations of MetLife Bank, National Association (“MetLife Bank”) and our insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”), as these results are not relevant to understanding the Company’s ongoing operating results. Consequently, prior period results for Corporate & Other have been increased by $27 million, net of $15 million of income tax, and $54 million, net of $31 million of income tax, for the three months and six months ended June 30, 2011, respectively. Also, prior period results for Latin America have been decreased by $3 million, net of $1 million of income tax, and $7 million, net of $3 million of income tax, for the three months and six months ended June 30, 2011, respectively. As a result of the modified definition, prior period consolidated operating earnings increased by $24 million, net of $14 million of income tax, and $47 million, net of $28 million of income tax, for the three months and six months ended June 30, 2011, respectively.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Additionally, the impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to the prior period. Also, operating return on common equity is defined as operating earnings available to common shareholders divided by average GAAP common equity.

Executive Summary

MetLife is a leading global provider of insurance, annuities and employee benefit programs throughout the United States, Japan, Latin America, Asia, Europe and the Middle East. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, property & casualty insurance, and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to position the Company for continued growth and achieve our vision of being recognized as the leading global life insurance and employee benefits provider:

•	Refocus our U.S. businesses

–	Manage mature markets for cash flow

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite and direct channels

–	Drive margin improvement

•	Build the Global Employee Benefits business

–	Accelerate our local employee benefits businesses outside the United States

–	Grow our global benefits businesses through multinational and expatriate solutions

•	Grow emerging markets presence

–	Seek opportunistic mergers and acquisitions opportunities to complement our organic growth

–	Accelerate our base of earnings in emerging markets in which we already have a strong presence

•	Drive toward customer centricity and a global brand

–	Develop a deep understanding of our customers’ needs and expectations

–	Capture unique market and industry consumer insights

–	Build a global brand with a singular global brand promise

As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

The Americas. The Americas consists of the following segments:

•

Retail. Our Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life and Annuities. Our Life insurance products and services include variable life, universal life, term life and whole life products. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

•

Group, Voluntary & Worksite Benefits. Our Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into three businesses: Group Life, Non-Medical Health and Property & Casualty. Group Life insurance products and services include variable life, universal life and term life products. Our Non-Medical Health products and services include dental insurance, group short- and long-term disability, individual disability income, long-term care, critical illness and accidental death & dismemberment coverages. Property & Casualty provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance.

•

Corporate Benefit Funding. Our Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. This in-force reinsurance agreement reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, the financial results of MetLife Bank (see “Industry Trends — Regulatory Developments” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding MetLife Bank’s exit from certain of its businesses (the “MetLife Bank Events”)) and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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

We continue to experience an increase in market share and sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for some of our products. Portfolio growth resulting from strong sales from the majority of our businesses drove positive investment results and higher asset-based fee revenue. In addition, declining interest rates resulted in significant derivative gains.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,300	$1,062	$2,166	$1,986
Less: Net investment gains (losses)	(64)	(155)	(174)	(254)
Less: Net derivative gains (losses)	2,092	352	114	37
Less: Other adjustments to continuing operations (1)	(725)	(446)	(1,135)	(660)
Less: Provision for income tax (expense) benefit	(460)	73	411	277

Operating earnings	1,457	1,238	2,950	2,586
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$1,426	$1,207	$2,889	$2,525

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

During the three months ended June 30, 2012, income (loss) from continuing operations, net of income tax, increased $1.2 billion over the prior period. The change was predominantly due to a $1.7 billion ($1.1 billion, net of income tax) favorable change in net derivative gains (losses) primarily driven by declining interest rates and the impact of nonperformance risk, and by a $219 million, net of income tax, favorable change in operating earnings available to common shareholders. Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the Divested Businesses which decreased $186 million ($123 million, net of income tax) over the prior period.

The increase in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. In addition, market factors contributed to lower average crediting rates. Catastrophe losses were lower in the current period as compared to the significant weather-related claims in the prior period.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

During the six months ended June 30, 2012, income (loss) from continuing operations, net of income tax, increased $180 million over the prior period. The change was predominantly due to a $364 million, net of income tax, favorable change in operating earnings available to common shareholders. Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the Divested Businesses which decreased $309 million ($202 million, net of income tax) over the prior period.

The favorable change in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. In addition, market factors contributed to lower average crediting rates and higher investment yields. Net cash flows from operations and reinvestment proceeds have been invested in longer duration and higher yielding assets, including privately-placed investments, which also improved yields. Favorable claims experience resulted from lower catastrophe losses in the current period as compared to the significant weather-related claims in the prior period.

Consolidated Company Outlook

In 2012, we expect a solid improvement in the operating earnings of the Company over 2011, driven primarily by the following:

•	Growth in premiums, fees and other revenues driven by:

–	Rational pricing strategy in the group insurance marketplace;

–

Higher fees earned on separate accounts primarily due to favorable net flows of variable annuities, which are expected to remain strong in 2012, thereby increasing the value of those separate accounts; and

–

Increases in our businesses outside of the U.S., notably accident and health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•	Expanding our presence in emerging markets.

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results in 2012; however, unanticipated catastrophes, similar to those that occurred during 2011, could result in a high volume of claims.

•

Focus on expense management. We continue to focus on expense control throughout the Company, and managing the costs associated with the integration of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”).

•	Continued disciplined approach to investing and asset/liability management (“ALM”), including significant hedging to protect against low interest rates.

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

As part of an enterprise-wide strategic initiative, by 2016, the Company expects to increase its operating return on common equity to between 12% and 14%, up from 10.3% at December 31, 2011, driven by higher operating earnings. The Company will leverage its scale to improve the value it provides to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is related to net pre-tax expense savings, and $400 million of which will be reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. Additionally, the Company will shift its product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve its risk profile and free cash flow. The Company expects that by 2016, more than 20% of its operating earnings will come from emerging markets.

Industry Trends

We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment

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

For the last several quarters, concerns about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and our exposure to obligations of European governments and private obligors. The financial markets have also been affected by concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2011 Annual Report.

Financial markets have also been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic government spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

In June 2012, Moody’s Investors Service (“Moody’s”) announced that it downgraded the long-term ratings and standalone credit for a number of banks and securities firms with global capital markets operations. Through our ongoing credit evaluation process, we have been closely monitoring our financial institution investment holdings, including the impact of the Moody’s downgrades to these institutions, and do not expect these downgrades to have a material adverse effect on our business, results of operations and financial condition.

Impact of a Sustained Low Interest Rate Environment. As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (the “FRB of NY” and, collectively with the Federal Reserve Board, the “Federal Reserve”). The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. On June 20, 2012, the Federal Reserve Board reiterated its plans to keep interest rates low until at least through late 2014, in order to revive the slow recovery from stressed economic conditions. It also extended to the end of 2012 “Operation Twist,” a program announced in September 2011 by the Federal Open Market Committee to purchase U.S. Treasury securities with remaining maturities of six to 30 years and to sell, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, Operation Twist is intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Central banks around the world, including the European Central Bank, the Bank of England, the Bank of Japan, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, followed the recent actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report and “— Investments — Current Environment.”

Some of our products expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to fund under contracts in our general account liabilities and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

In periods of declining interest rates, we may have to invest insurance cash flows and to reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. In periods of changing interest rates, net derivative gains (losses) will also be impacted, particularly when changes in interest rates are highly volatile. Our expectation for future spreads is an important component in the amortization of DAC and VOBA, and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. Lower net income and operating earnings may also impact the carrying value of certain assets such as goodwill or potentially result in loss recognition on certain policy liabilities.

Mitigating Actions. The Company has been and continues to be proactive in its investment strategies, product designs, and crediting rate strategies to mitigate the risk of unfavorable consequences in this type of environment. Lowering interest crediting rates can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. The Company applies disciplined asset-liability management strategies, including the use of derivatives, to protect spreads on products subject to these risks as part of its investment strategy in mitigating the risk of sustained low interest rates in the U.S. In addition, business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. As a result of these actions, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.

In addition, the Company is well diversified across product, distribution, and geography. Our non-U.S. businesses, reported within our Latin America, Asia and EMEA segments, which account for approximately 35% of our operating earnings, are not significantly interest rate or market sensitive. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business.

The products that have significant sensitivity to U.S. interest rates are concentrated in the Company’s Retail and Group, Voluntary & Worksite Benefits segments.

Competitive Pressures

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

Regulatory Developments

The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captives or off-shore entities to reinsure insurance risks. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” as well as “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2011 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which have begun to be implemented, but which are not scheduled to be completed for several years. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” included in the 2011 Annual Report.

As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines, as is MetLife, Inc., as a bank holding company. Numerous other proposed or recently adopted enhanced regulatory requirements will apply to MetLife, Inc. if it remains a bank holding company, as discussed below. If MetLife is able to deregister as a bank holding company, it may be subject to some of the same or other enhanced regulatory requirements if, in the future, it is designated as a non-bank systemically important financial institution subject to enhanced supervision by the Federal Reserve (a “non-bank systemically important financial institution” or “non-bank SIFI”) or as a global systemically important insurer (“G-SII”), as described below.

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Financial Inc. (“GE Capital Bank”). The transaction is subject to the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (“FDIC”) and to the satisfaction of other customary closing conditions. The Utah Department of Financial Institutions has approved the transaction and the Office of the Comptroller of the Currency (the “OCC”) has granted approval of a change in the composition of all or substantially all of MetLife Bank’s assets in connection with the transaction. GE Capital Bank has filed an application with the FDIC seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed an application with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Bank of the deposits to be transferred to it). The parties have each responded to questions on their applications from the staff of the FDIC, and GE Capital Bank is in the process of responding to recent additional requests from the FDIC. The parties are awaiting action by the FDIC on their applications. Additionally, in January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgages and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgages and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. On June 29, 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the Financial Stability Oversight Council (“FSOC”) designates MetLife, Inc. as a non-bank SIFI, we would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY. See “— Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

Regulatory Developments Applicable to Bank Holding Companies. The Federal Reserve’s capital plans rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large holding companies, including MetLife, Inc. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In January 2012, MetLife submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plans rule, and additional information required by the 2012 CCAR. The capital plan projected MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of the 2012 CCAR. In March 2012, the Federal Reserve, based on its assessment, objected to the incremental capital actions described in MetLife’s capital distribution plan, which included a proposed stock repurchase and dividend increase. In June 2012, the Federal Reserve Board granted MetLife, Inc. an extension of time until September 30, 2012 to resubmit its capital plan under the capital plans rule.

In June 2012, the OCC, Federal Reserve Board and the FDIC published three notices of proposed rulemaking (the “Bank Capital NPRs”) that would revise and replace the agencies’ current capital rules with rules consistent with (i) the final rules for increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc., published by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2010 (“Basel III”), as well as the applicable sections of Dodd-Frank, (ii) a series of revisions adopted by the Basel Committee to the market risk capital requirements for exposures in a banking organization’s trading book in 2005, 2009 and 2010 (collectively, “Basel II.5”), and (iii) the market risk capital requirements as initially published by the Basel Committee in June 2004 (“Basel II”). The first Bank Capital NPR, to be phased in from 2013 through 2019, focuses on establishing new risk-based and leverage capital ratios, and would revise rules on what constitutes “capital” in accordance with Basel III. The second Bank Capital NPR, to be effective on January 1, 2015, focuses primarily on the risk-weighting of assets and activities of banking organizations in accordance with Basel II. The third Bank Capital NPR includes revisions to the advanced approaches risk-based capital rules of Basel II, applicable to the largest banking organizations, to make them consistent with Basel III and Dodd-Frank. Finally, the agencies finalized the market risk capital rule, implementing Basel II.5. These capital requirements would not apply to MetLife, Inc. if it succeeds in de-registering as a bank holding company before the rules become effective.

The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks. The Bank Capital NPRs did not implement this capital surcharge. Rules implementing the capital surcharge are expected to be finalized by 2014, with a phase-in from 2016 to 2019. As currently proposed, this surcharge would not apply to global non-bank SIFIs. However, international regulatory bodies are currently engaged in evaluating standards to identify such companies and to develop a regulatory regime that would apply to them, which may include enhanced capital requirements or other measures, as discussed below.

In December 2011, the Federal Reserve Board issued a notice of proposed rulemaking relating to enhanced prudential standards required by Dodd-Frank for bank holding companies with assets of $50 billion or more and non-bank SIFIs, known as Regulation YY. Regulation YY would impose (i) enhanced risk-based capital requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements.

The ability of MetLife Bank and MetLife, Inc., as a bank holding company, to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the adoption of the Bank Capital NPRs and other regulatory initiatives, if MetLife Inc. is unable to de-register as a bank holding company before the requirements become effective. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

In April 2011, the Federal Reserve Board and the FDIC proposed a rule regarding the implementation of the Dodd-Frank requirement that (i) each non-bank SIFI and each bank holding company with assets of $50 billion or more report periodically to the Federal Reserve Board, the FDIC and the FSOC the plan of such company for rapid and orderly resolution in the event of material financial distress or failure (sometimes referred to as a “living will”), and (ii) that each such company report on the nature and extent of credit exposures of such company to significant bank holding companies and significant non-bank financial companies and the nature and extent of credit exposures of significant bank holding companies and significant non-bank financial companies to such covered company. In November 2011, the Federal Reserve Board and the FDIC adopted a final rule implementing the resolution plan requirement, effective November 30, 2011, but deferred finalizing the credit exposure reporting requirement until a later date. MetLife, Inc. was not among the institutions that were required to submit a resolution plan on July 2, 2012, but the requirement may apply to MetLife, Inc. if it remains a bank holding company, or if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI. See “Risk Factors — Dodd-Frank Provides for the Resolution or Liquidation of Certain Types of Financial Institutions, Including Bank Holding Companies Like MetLife, Inc.”

Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs. If MetLife, Inc. is able to deregister as a bank holding company, many of the foregoing requirements will not apply to it. However, if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as enhanced prudential standards pursuant to Regulation YY and the requirements relating to resolution planning and (when adopted) credit exposure reporting. Although non-bank SIFIs are not subject to the capital plans rule, they would be subject to the stress testing requirements in proposed Regulation YY. As proposed, Regulation YY would apply the same enhanced regulatory standards to non-bank SIFIs as would apply to systemically important banks; the Federal Reserve Board has solicited and is considering comments on the appropriateness of this treatment. For further information regarding enhanced prudential standards and Regulation YY, see “Business — U.S. Regulation — Dodd Frank and Other Legislative and Regulatory Developments – Enhanced Prudential Standards” included in the 2011 Annual Report.

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If MetLife, Inc. meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife, Inc. is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife, Inc. succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. As of June 30, 2012, MetLife, Inc. met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds.

As part of the global initiative to identify global systemically important financial institutions (“G-SIFIs”), in May 2012, the International Association of Insurance Supervisors (“IAIS”) published a proposed assessment methodology for designating G-SIIs. The proposed methodology is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) indicator-based assessment addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Any insurers identified by the IAIS as G-SIIs would be subject to additional policy measures. These policy measures will be the subject to a subsequent IAIS consultation paper to be released later in 2012, but the IAIS has indicated that they could include higher capital requirements, enhanced supervision (including more detailed and frequent reporting and removal of barriers to orderly resolution of the G-SII), as well as additional measures to improve the degree of self-sufficiency of a G-SII’s different business segments (including separate legal structures for traditional insurance and non-traditional or non-insurance activities, and restrictions on intercompany subsidies). Comments on the proposal were due by July 31, 2012. The IAIS expects to publish the first list of G-SIIs in November 2013, with annual updates thereafter, enabling insurers to move on and off the list, in order to incentivize insurers to reduce their systemic importance. If MetLife, Inc. were identified as a G-SII, its competitive position relative to other life insurers that were not so designated could be adversely affected. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

If and when MetLife Bank’s FDIC insurance is terminated, MetLife, Inc. and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule (as discussed more fully below under “— Regulatory Developments Affecting Investment Activities and Derivatives, including the Volcker Rule.” However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were they to be designated non-bank SIFIs, Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve, to conform with any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs.

Regulatory Developments Affecting Investment Activities and Derivatives, including the Volcker Rule. Dodd-Frank also includes provisions that may impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Such provisions include the regulation of the over-the-counter (“OTC”) derivatives markets and the prohibitions on FDIC-insured depository institutions and their affiliates engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). Dodd-Frank provides an exemption to the Volcker Rule for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investment laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Other exemptions to the Volcker Rule, including, but not limited to, activities for risk-mitigating hedging and activities on behalf of customers, may be available for the general account or separate account activities of insurance companies. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under Dodd-Frank to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity to protect the safety and soundness of an entity engaged in such activity. Dodd-Frank provides for a period of rulemaking during which the effects of the statutory language may be clarified. Among other things, one task of the rulemaking is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Pursuant to Dodd-Frank, the Volcker Rule has become effective on July 21, 2012, notwithstanding the fact that final regulations on the Volcker Rule were not implemented by such date. On April 19, 2012, the Federal Reserve Board adopted a statement clarifying that a covered banking entity has the full two-year period provided by Dodd-Frank (i.e., until July 21, 2014) to fully conform its activities and investments to the Volcker Rule, subject to further extensions (up to three one-year extensions) by the Board in accordance with the statute. According to the statement, during the conformance period, every covered banking entity is expected to engage in good-faith efforts, appropriate for its activities and investments, that will result in the conformance of all its activities and investments to such restrictions by no later than the end of the conformance period. Although MetLife believes that the statutory exemptions apply to the activities and investments of its insurance companies and other applicable affiliates, while it remains subject to the Volcker Rule and, until the rulemaking is complete, including the scope of the statutory exemptions to be applied to insurance companies for each of the prohibitions on proprietary trading and fund sponsoring or investing, it is unclear whether MetLife, Inc. may have to alter any of its future activities to comply, including continuing to invest in private investment funds for its general accounts or to issue certain insurance products backed by its separate accounts. See “Risk Factors – Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” included in the 2011 Annual Report.

Mortgage and Foreclosure-Related Exposures

Since 2008, MetLife Bank has been engaged in the forward and reverse residential mortgage origination and servicing business. In January 2012, MetLife, Inc. announced that it was exiting the business of originating forward residential mortgages and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgages and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. On June 29, 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Notwithstanding the foregoing, MetLife Bank continues to have obligations to repurchase loans or compensate for losses upon demand by investors due to claims alleging defects in servicing of the loans or that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect. MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers. Substantially all mortgage servicing rights (“MSRs”) that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation

(“FHLMC”). MetLife Bank has originated and sold conventional residential mortgage loans primarily to FNMA and FHLMC and government residential mortgage loans (insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs) into mortgage-backed securities guaranteed by Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Substantially all of MetLife Bank’s $76.0 billion servicing portfolio consists of Agency Investors’ product. Other than repurchase obligations, MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies is limited to the approximately $68.2 billion of loans originated by MetLife Bank (all of which have been originated since August 2008). Reserves for representation and warranty repurchases and indemnifications were $80 million and $69 million at June 30, 2012 and December 31, 2011, respectively. MetLife Bank is exposed to losses due to claims alleging servicing deficiencies on loans originated and sold, as well as servicing acquired, to the extent such servicing deficiencies occurred while MetLife Bank was the servicer of record. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for all probable and reasonably estimable repurchase obligations and losses.

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

On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3,200,000 for the deficiencies in servicing of residential mortgage loans and processing foreclosures at MetLife Bank that were the subject of the 2011 consent decree.

MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June 2012, MetLife Bank received a Civil Investigative Demand that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

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

Acquisitions and Dispositions

See Notes 2 and 18 of the Notes to the Interim Condensed Consolidated Financial Statements.

On July 31, 2012, the previously announced acquisition to acquire, from members of the Aviva Plc group (“Aviva”), Aviva’s life insurance business in the Czech Republic, Hungary and Romania closed. The acquisition of Aviva’s Romanian pension business is expected to close in the next six months, subject to regulatory approvals.

Results of Operations

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses. In the U.S., the economy has shown some signs of improvement and, as a result, our group term life and disability businesses exhibited growth from new sales, and our dental business continued to benefit from strong enrollments and renewals along with a large new customer. Sales of annuities declined in response to actions taken to manage sales volume in order to strike the right balance among growth, profitability and risk. While we continue to experience strong sales in our pension closeout business in the U.K, weak equity market returns and lower interest rates adversely impacted sales of our pension closeouts in the U.S. Policy sales of our property and casualty products decreased as the housing and automobile markets remained sluggish; however, average premiums for new policies increased. We also experienced steady growth and improvement in sales of the majority of our products abroad.

	Three Months Ended June 30,		Change	% Change
	2012	2011
		(In millions)
Revenues
Premiums	$9,161	$9,294	$(133)	(1.4)%
Universal life and investment-type product policy fees	2,097	1,969	128	6.5%
Net investment income	4,719	5,094	(375)	(7.4)%
Other revenues	393	592	(199)	(33.6)%
Net investment gains (losses)	(64)	(155)	91	58.7%
Net derivative gains (losses)	2,092	352	1,740

Total revenues	18,398	17,146	1,252	7.3%

Expenses
Policyholder benefits and claims and policyholder dividends	9,263	9,495	(232)	(2.4)%
Interest credited to policyholder account balances	1,022	1,442	(420)	(29.1)%
Capitalization of DAC	(1,315)	(1,367)	52	3.8%
Amortization of DAC and VOBA	1,479	1,254	225	17.9%
Amortization of negative VOBA	(181)	(183)	2	1.1%
Interest expense on debt	342	420	(78)	(18.6)%
Other expenses	4,450	4,575	(125)	(2.7)%

Total expenses	15,060	15,636	(576)	(3.7)%

Income (loss) from continuing operations before provision for income tax	3,338	1,510	1,828
Provision for income tax expense (benefit)	1,038	448	590

Income (loss) from continuing operations, net of income tax	2,300	1,062	1,238
Income (loss) from discontinued operations, net of income tax	3	31	(28)	(90.3)%

Net income (loss)	2,303	1,093	1,210
Less: Net income (loss) attributable to noncontrolling interests	8	(7)	15

Net income (loss) attributable to MetLife, Inc.	2,295	1,100	1,195
Less: Preferred stock dividends	31	31	—	—%
Preferred stock redemption premium	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,264	$1,069	$1,195

During the three months ended June 30, 2012, income (loss) from continuing operations, before provision for income tax, increased $1.8 billion ($1.2 billion, net of income tax) over the prior period primarily driven by a favorable change in net derivative gains (losses). This was partially offset by an unfavorable change in the results of the Divested Businesses over the prior period.

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances.

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

We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The Company uses freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on the Company.

The variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended June 30,		Change
	2012	2011
	(In millions)
Non-VA program derivatives
Interest rate	$1,355	$404	$951
Foreign currency	164	(76)	240
Credit	(25)	29	(54)
Equity	(4)	(11)	7

Total non-VA program derivatives	1,490	346	1,144

VA program derivatives
Market and other risks in embedded derivatives	(1,962)	(499)	(1,463)
Nonperformance risk on embedded derivatives	608	108	500

Total embedded derivatives	(1,354)	(391)	(963)
Freestanding derivatives hedging embedded derivatives	1,956	397	1,559

Total VA program derivatives	602	6	596

Net derivative gains (losses)	$2,092	$352	$1,740

The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.1 billion ($744 million, net of income tax). This reflects long-term interest rates decreasing more in the current period than in the prior period, which primarily impacted receive-fixed interest rate swaps, long interest rate futures, long interest rate floors and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. In addition, a strengthening of the U.S. dollar and Japanese yen relative to other key currencies favorably impacted foreign currency swaps and forwards, which primarily hedge certain foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $596 million ($387 million, net of income tax). This was due to a favorable change of $500 million ($325 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, and a favorable change of $96 million ($62 million, net of income tax) in freestanding derivatives that hedge market risks in embedded derivatives, net of market and other risks in our embedded derivatives.

The additional favorable change of $96 million is comprised of a $1.6 billion ($1.0 billion, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives and a $1.5 billion ($951 million, net of income tax) unfavorable change in market and other risks in our embedded derivatives which were driven by changes in market factors. The primary changes in market factors are summarized as follows:

•

Equity index levels decreased more in the current period than in the prior period and equity volatility increased more in the current period than in the prior period. These changes contributed to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

•

Long-term interest rates decreased more in the current period than in the prior period and contributed to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

The decrease in net investment losses primarily reflects a decrease in losses on sales of fixed maturity and equity securities combined with decreases in impairments in fixed maturity and equity securities, primarily in the financial services and consumer industries.

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $186 million to a loss of $224 million in the second quarter of 2012 compared to a loss of $38 million in the prior period. Included in this loss was a decrease in total revenues of $165 million and an increase in total expenses of $21 million. As previously mentioned, the Divested Businesses include certain operations of MetLife Bank and the Caribbean Business.

Income tax expense for the three months ended June 30, 2012 was $1.0 billion, or 31% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $448 million, or 30% of income (loss) from continuing operations before provision for income tax, for the prior period. The Company’s second quarter 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $219 million, net of income tax, to $1.4 billion, net of income tax, for the second quarter of 2012 from $1.2 billion, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Three Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$869	$649	$595	$18	$270	$87	$(188)	$2,300
Less: Net investment gains (losses)	52	19	144	(13)	(36)	(25)	(205)	(64)
Less: Net derivative gains (losses)	960	567	288	(14)	50	14	227	2,092
Less: Other adjustments to continuing operations (1)	(260)	(40)	(7)	(128)	5	(23)	(272)	(725)
Less: Provision for income tax (expense) benefit	(263)	(192)	(148)	38	(24)	39	90	(460)

Operating earnings	$380	$295	$318	$135	$275	$82	(28)	1,457

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(59)	$1,426

Three Months Ended June 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$504	$313	$303	$5	$197	$(10)	$(250)	$1,062
Less: Net investment gains (losses)	47	(8)	(10)	(13)	(32)	(34)	(105)	(155)
Less: Net derivative gains (losses)	336	177	(37)	8	5	(12)	(125)	352
Less: Other adjustments to continuing operations (1)	(121)	(37)	15	(175)	43	(34)	(137)	(446)
Less: Provision for income tax (expense) benefit	(91)	(47)	10	56	10	6	129	73

Operating earnings	$333	$228	$325	$129	$171	$64	(12)	1,238

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(43)	$1,207

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,254	$5,499	$2,518	$1,160	$2,714	$797	$456	$18,398
Less: Net investment gains (losses)	52	19	144	(13)	(36)	(25)	(205)	(64)
Less: Net derivative gains (losses)	960	567	288	(14)	50	14	227	2,092
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	(1)	13	—	20
Less: Other adjustments to revenues (1)	(18)	(40)	10	53	(352)	(177)	85	(439)

Total operating revenues	$4,252	$4,953	$2,076	$1,134	$3,053	$972	$349	$16,789

Total expenses	$3,918	$4,519	$1,604	$1,144	$2,282	$710	$883	$15,060
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	242	—	—	—	(1)	16	—	257
Less: Other adjustments to expenses (1)	8	—	17	181	(357)	(157)	357	49

Total operating expenses	$3,668	$4,519	$1,587	$963	$2,640	$851	$526	$14,754

Three Months Ended June 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,572	$4,919	$2,388	$1,159	$2,584	$1,106	$418	$17,146
Less: Net investment gains (losses)	47	(8)	(10)	(13)	(32)	(34)	(105)	(155)
Less: Net derivative gains (losses)	336	177	(37)	8	5	(12)	(125)	352
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	7	(37)	34	49	(173)	121	300	301

Total operating revenues	$4,181	$4,787	$2,401	$1,115	$2,784	$1,031	$348	$16,647

Total expenses	$3,793	$4,458	$1,921	$1,174	$2,309	$1,077	$904	$15,636
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	112	—	—	—	—	—	—	112
Less: Other adjustments to expenses (1)	17	—	19	224	(216)	155	437	636

Total operating expenses	$3,664	$4,458	$1,902	$950	$2,525	$922	$467	$14,888

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results—Operating

	Three Months Ended June 30,		Change	% Change
	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$9,139	$9,270	$(131)	(1.4)%
Universal life and investment-type product policy fees	1,999	1,908	91	4.8%
Net investment income	5,187	5,011	176	3.5%
Other revenues	464	458	6	1.3%

Total operating revenues	16,789	16,647	142	0.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,132	9,272	(140)	(1.5)%
Interest credited to policyholder account balances	1,525	1,508	17	1.1%
Capitalization of DAC	(1,313)	(1,365)	52	3.8%
Amortization of DAC and VOBA	1,162	1,136	26	2.3%
Amortization of negative VOBA	(164)	(163)	(1)	(0.6)%
Interest expense on debt	299	328	(29)	(8.8)%
Other expenses	4,113	4,172	(59)	(1.4)%

Total operating expenses	14,754	14,888	(134)	(0.9)%

Provision for income tax expense (benefit)	578	521	57	10.9%

Operating earnings	1,457	1,238	219	17.7%
Less: Preferred stock dividends	31	31	—	—%

Operating earnings available to common shareholders	$1,426	$1,207	$219	18.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

Stronger investment results and higher policy fee income were the primary drivers of the increase in operating earnings. In addition, the prior period included $44 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami in Japan. Changes in foreign currency exchange rates had a negative impact on results compared to the prior period.

Positive net flows from strong sales led to growth in our investment portfolio which generated higher net investment income of $118 million. Since many of our products are interest spread-based, the growth in our individual life and structured settlement businesses also resulted in a $70 million increase to interest credited expenses. In addition, strong variable annuity sales, primarily in 2011, increased our average separate account assets which resulted in higher policy fee income of $104 million. Commission expenses decreased $45 million as lower annuity sales in the U.S. in the current period were partially offset by increased sales in the international businesses. This was slightly offset by related DAC capitalization. In addition, DAC amortization was up $45 million due to growth in our existing businesses.

The low interest rate environment continued to impact interest credited to certain insurance liabilities which are tied to market indices. As a result of the low interest rate environment, we set lower interest credited rates on new business and on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. Market factors and portfolio management actions mitigated the low interest rate environment driving higher yields on the investment portfolio, excluding the Divested Businesses. Market factors that contributed to increased yields included higher returns in the private equity and real estate markets on our equity method private equity and real estate joint venture investments. The combined impact of lower interest credited expense and higher investment returns resulted in a $28 million increase in operating earnings.

Although still high in the current period, severity of property & casualty catastrophe claims decreased $79 million mainly as a result of severe storm activity in the second quarter of 2011. However, this was largely offset by unfavorable claims experience, primarily in our Asia and Group, Voluntary & Worksite Benefits segments, which reduced operating earnings by $58 million.

Results from our mortgage loan servicing business were down $27 million as a result of an increase in expenses, higher run-off in a lower interest rate environment and a decrease in service fees. Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan decreased $18 million. This was primarily due to an increase in benefit liabilities resulting from lower returns in the underlying funds. In addition, the current period benefited $19 million from favorable liability refinements, partially offset by an unfavorable DAC capitalization adjustment. The second quarter of 2012 also included $13 million of employee-related costs associated with the Company’s enterprise-wide strategic initiative.

The Company benefited from a $39 million higher tax benefit in the second quarter of 2012 over the prior period as a result of higher utilization of tax preferenced investments, which provide tax credits and deductions.

Retail

	Three Months Ended June 30,		Change	% Change
	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$1,081	$1,135	$(54)	(4.8)%
Universal life and investment-type product policy fees	1,119	1,032	87	8.4%
Net investment income	1,839	1,827	12	0.7%
Other revenues	213	187	26	13.9%

Total operating revenues	4,252	4,181	71	1.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,837	1,876	(39)	(2.1)%
Interest credited to policyholder account balances	590	595	(5)	(0.8)%
Capitalization of DAC	(367)	(499)	132	26.5%
Amortization of DAC and VOBA	407	368	39	10.6%
Other expenses	1,201	1,324	(123)	(9.3)%

Total operating expenses	3,668	3,664	4	0.1%

Provision for income tax expense (benefit)	204	184	20	10.9%

Operating earnings	$380	$333	$47	14.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

The Company implemented several changes to product pricing and variable annuity riders as we continued to manage sales volume in order to strike the right balance among growth, profitability and risk. These actions resulted in a net decrease in the overall segment sales in the current period, most notably a $2.4 billion, before income tax, or 33%, decrease in annuity sales. Consistent with the decrease in sales, total retail net flows were down $2.4 billion, before income tax, compared to the prior period. The negative impact of the sales decline was mitigated by strong sales in 2011 as asset-based fee revenues are based on average assets.

Stronger sales of variable annuities in the prior period increased our average separate account assets and, as a result, generated higher asset-based fee revenue. This, coupled with positive net flows from the life products, as well as the impact of an increase in allocated equity for the annuity business, bolstered invested assets, increasing net investment income. The reduction of sales levels from the prior period resulted in lower deferrable expenses, which were directly offset by lower DAC capitalization; however, stronger annuity sales in the prior period significantly increased our in-force business contributing to an increase in non-deferrable expenses. In addition, our business growth generated increased DAC amortization, and higher interest credited on certain insurance liabilities. The net impact of these items resulted in a $52 million increase in operating earnings.

Interest rates continued to remain low while equity markets showed some improvement from the prior period. The low interest rate environment resulted in a net $16 million unfavorable impact on our operating earnings. This was driven by lower net investment income due to lower yields, partially offset by a decrease in DAC amortization, coupled with lower interest credited on certain insurance liabilities.

Slightly less favorable mortality in our life businesses, coupled with unfavorable mortality in our income annuities business, resulted in a $7 million decrease to operating earnings.

The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2011, increased operating earnings by $6 million, net of DAC amortization. In addition, certain insurance-related liabilities and DAC refinements in both the current and prior periods resulted in a $9 million increase to operating earnings.

Group, Voluntary & Worksite Benefits

	Three Months Ended June 30,		Change	% Change
	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$4,178	$4,028	$150	3.7%
Universal life and investment-type product policy fees	165	155	10	6.5%
Net investment income	494	505	(11)	(2.2)%
Other revenues	116	99	17	17.2%

Total operating revenues	4,953	4,787	166	3.5%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,766	3,725	41	1.1%
Interest credited to policyholder account balances	43	45	(2)	(4.4)%
Capitalization of DAC	(112)	(123)	11	8.9%
Amortization of DAC and VOBA	98	119	(21)	(17.6)%
Other expenses	724	692	32	4.6%

Total operating expenses	4,519	4,458	61	1.4%

Provision for income tax expense (benefit)	139	101	38	37.6%

Operating earnings	$295	$228	$67	29.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

Each of our businesses experienced growth in the second quarter of 2012, as the economy has continued to show some signs of improvement. Our group term life and disability businesses grew as a result of new sales, and our dental business continued to benefit from strong enrollments and renewals, as well as revenues associated with the implementation of a new dental contract from a large customer in the current period. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. As housing and automobile markets remained sluggish, property & casualty policy sales decreased in the second quarter of 2012 compared to the prior period; however, the impact of an increase in the average premium for new policies sold more than offset the decline in policy sales.

The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $24 million and a decrease in exposures resulted in a $7 million decrease in operating earnings. Exposures are generally defined as each covered automobile, for the auto line of business, and each covered residence, for the homeowners line of business.

Current period premiums and deposits, together with growth in the securities lending program, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing

$12 million to operating earnings. Consistent with the growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts increased by $6 million. Increased expenses associated with the implementation of the new dental contract in the current period, along with growth across our businesses, reduced operating earnings by $4 million.

Although still high in the current period, severity of property & casualty catastrophe claims decreased mainly as a result of severe storm activity in the second quarter of 2011, which improved operating earnings by $79 million. Also contributing to the increase in operating earnings was additional favorable development of prior year losses of $7 million. Favorable morbidity experience from across our non-medical health businesses contributed $30 million to operating earnings. This favorable result stems primarily from a decrease in claims in our dental, disability and accidental death and dismemberment businesses and an increase in claims closed in our individual disability insurance business. Less favorable claims experience in our group life business resulted in a decrease in operating earnings of $49 million. The group life mortality ratio has returned to a more historically representative level of 87.3% in the second quarter of 2012, from a record low of 82.1% in the prior period. The impact of the items discussed above related to the property & casualty business, can be seen in the favorable change in the combined ratio, excluding catastrophes, to 83.4% in the second quarter of 2012 from 85.9% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 102.3% in the second quarter of 2012 from 121.7% in the prior period.

The low interest rate environment and lower prepayment fees resulted in a decline in investment yields, primarily in our fixed maturity securities and mortgage loan portfolios. Unlike in the Retail and Corporate Benefit Funding segments, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield, partially offset by marginally lower crediting rates in the current period, resulted in an $18 million decrease in operating earnings.

Corporate Benefit Funding

	Three Months Ended June 30,		Change	% Change
	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$523	$874	$(351)	(40.2)%
Universal life and investment-type product policy fees	57	58	(1)	(1.7)%
Net investment income	1,431	1,408	23	1.6%
Other revenues	65	61	4	6.6%

Total operating revenues	2,076	2,401	(325)	(13.5)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,131	1,446	(315)	(21.8)%
Interest credited to policyholder account balances	338	331	7	2.1%
Capitalization of DAC	(8)	(5)	(3)	(60.0)%
Amortization of DAC and VOBA	4	5	(1)	(20.0)%
Interest expense on debt	2	3	(1)	(33.3)%
Other expenses	120	122	(2)	(1.6)%

Total operating expenses	1,587	1,902	(315)	(16.6)%

Provision for income tax expense (benefit)	171	174	(3)	(1.7)%

Operating earnings	$318	$325	$(7)	(2.2)%

Unless otherwise stated, all amounts discussed below are net of income tax.

A combination of weak equity market returns and the low interest rate environment has resulted in underfunded pension plans, which reduces our customers’ flexibility to engage in transactions such as pension closeouts. While this is predominantly impacting sales in the U.S., sales in the U.K. remain strong. However, our

U.K. sales decreased $235 million, before income tax, as a result of the impact of a significant sale in the prior period. Structured settlement sales have decreased $137 million, before income tax, reflecting a more competitive market and a decrease in demand due to the low interest rate environment. Changes in premiums for these businesses were almost entirely offset by the related change in policyholder benefits. The impact of current period premiums, deposits, and funding agreement issuances contributed to an increase in invested assets, partially offset by a decrease in allocated equity, resulting in an increase of $31 million to operating earnings. The growth in premiums, deposits and funding agreement issuances resulted in a corresponding increase in interest credited on certain insurance liabilities, which decreased operating earnings by $39 million.

The low interest rate environment continued to have an impact on our investment returns, as well as our interest credited on certain insurance liabilities. Lower investment returns on fixed maturities, mortgage loans, and our securities lending program were partially offset by higher returns in the equity markets on our private equity investments. Many of our funding agreement and guaranteed interest contract liabilities are tied to market indices and, as a result, interest credited rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. The net impact of lower interest credited expense and lower investment returns resulted in an increase in operating earnings of $5 million.

Mortality results across various products and the net impact of insurance liability refinements in both periods had an $11 million unfavorable impact on operating earnings.

Latin America

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$652	$647	$5	0.8%
Universal life and investment-type product policy fees	196	194	2	1.0%
Net investment income	283	272	11	4.0%
Other revenues	3	2	1	50.0%

Total operating revenues	1,134	1,115	19	1.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	568	534	34	6.4%
Interest credited to policyholder account balances	90	94	(4)	(4.3)%
Capitalization of DAC	(71)	(78)	7	9.0%
Amortization of DAC and VOBA	54	62	(8)	(12.9)%
Amortization of negative VOBA	(1)	(2)	1	50.0%
Interest expense on debt	—	1	(1)	(100.0)%
Other expenses	323	339	(16)	(4.7)%

Total operating expenses	963	950	13	1.4%

Provision for income tax expense (benefit)	36	36	—	—%

Operating earnings	$135	$129	$6	4.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $6 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $16 million for the second quarter of 2012 compared to the prior period.

Latin America experienced sales growth driven primarily by retirement products in Chile and Mexico and by accident and health products in Argentina and Chile. The resulting growth in premiums was offset by a corresponding increase in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income. The increase in sales also generated higher commission expense, which was partially offset by related DAC capitalization. The combined impact of the items discussed above were the primary drivers of the $12 million improvement in operating earnings.

Market factors favorably impacted operating earnings by $12 million. The increase in yields reflects improved fixed maturity securities returns related to a repositioning to higher yielding investments and improved returns on variable rate investments, primarily in Brazil. The resulting increase in net investment income was partially offset by a corresponding increase in policyholder benefits, and higher interest credited expense.

The current period results include an unfavorable DAC capitalization adjustment of $8 million, partially offset by a favorable liability refinement of $4 million.

Asia

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$2,011	$1,884	$127	6.7%
Universal life and investment-type product policy fees	315	296	19	6.4%
Net investment income	730	596	134	22.5%
Other revenues	(3)	8	(11)

Total operating revenues	3,053	2,784	269	9.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,374	1,272	102	8.0%
Interest credited to policyholder account balances	426	398	28	7.0%
Capitalization of DAC	(538)	(467)	(71)	(15.2)%
Amortization of DAC and VOBA	404	401	3	0.7%
Amortization of negative VOBA	(127)	(141)	14	9.9%
Interest expense on debt	4	(1)	5
Other expenses	1,097	1,063	34	3.2%

Total operating expenses	2,640	2,525	115	4.6%

Provision for income tax expense (benefit)	138	88	50	56.8%

Operating earnings	$275	$171	$104	60.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $104 million over the prior period. The impact of changes in foreign currency exchange rates improved operating earnings by $6 million for the second quarter of 2012 compared to the prior period.

Asia experienced sales growth in ordinary and universal life products in Japan which drove higher premiums and universal life fees over the prior period. This was partially offset by a decline in life product sales and persistency in Hong Kong, which drove lower premiums. The changes in premiums were offset by corresponding changes in policyholder benefits. In addition, average invested assets increased over the prior period, reflecting positive cash flows from continued strong annuity sales in Japan generating increases in both net investment income and policy fee income. The increase in sales also generated higher commission expense, which was largely offset by an increase in related DAC capitalization. The combined impact of the items discussed above improved operating earnings by $60 million.

The repositioning of the Japan portfolio to longer duration and higher yielding investments contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian dollar annuity business with the funds invested in higher yielding Australian dollar investments, as well as higher returns on our alternative investments. However, these increases in yields were partially offset by higher interest credited expense and lower joint venture income from China resulting in a net increase to operating earnings of $24 million.

Unfavorable claims experience decreased operating earnings by $29 million. Prior period results in Japan included $44 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami. The unfavorable impact of changes in actuarial assumptions was almost entirely offset by the positive impact of favorable liability refinements.

EMEA

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$680	$689	$(9)	(1.3)%
Universal life and investment-type product policy fees	108	135	(27)	(20.0)%
Net investment income	157	178	(21)	(11.8)%
Other revenues	27	29	(2)	(6.9)%

Total operating revenues	972	1,031	(59)	(5.7)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	404	395	9	2.3%
Interest credited to policyholder account balances	26	45	(19)	(42.2)%
Capitalization of DAC	(217)	(193)	(24)	(12.4)%
Amortization of DAC and VOBA	195	181	14	7.7%
Amortization of negative VOBA	(36)	(20)	(16)	(80.0)%
Interest expense on debt	1	—	1
Other expenses	478	514	(36)	(7.0)%

Total operating expenses	851	922	(71)	(7.7)%

Provision for income tax expense (benefit)	39	45	(6)	(13.3)%

Operating earnings	$82	$64	$18	28.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $18 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $8 million for the second quarter of 2012 compared to the prior period. The fourth quarter 2011 purchase of a Turkish life insurance and pension company increased operating earnings by $3 million.

The segment experienced overall business growth; however, certain European countries in the region continued to be challenged by the prevailing economic environment. Retirement sales in western Europe increased due to strong sales of fixed and variable annuity products and credit life sales in Russia increased due to a modest recovery in credit markets, both of which resulted in higher premiums and policyholder benefits. Despite dividends paid to MetLife, Inc. at the end of 2011, the growth in our businesses drove an increase in average invested assets, which generated higher net investment income. These increases were largely offset by a decrease in policy fee income in western Europe. The items discussed above, on a combined basis, did not have a significant impact on operating earnings.

Operating earnings decreased $5 million reflecting lower yields. The decrease in yields reflects lower returns on our alternative investments driven by declining equity markets.

Current period results benefited by $16 million primarily due to a release of negative VOBA associated with the conversion of certain policies. In addition, certain tax items in both periods improved results by $13 million.

Corporate & Other

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$14	$13	$1	7.7%
Universal life and investment-type product policy fees	39	38	1	2.6%
Net investment income	253	225	28	12.4%
Other revenues	43	72	(29)	(40.3)%

Total operating revenues	349	348	1	0.3%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	52	24	28
Interest credited to policyholder account balances	12	—	12
Interest expense on debt	292	325	(33)	(10.2)%
Other expenses	170	118	52	44.1%

Total operating expenses	526	467	59	12.6%

Provision for income tax expense (benefit)	(149)	(107)	(42)	(39.3)%

Operating earnings	(28)	(12)	(16)
Less: Preferred stock dividends	31	31	—	—%

Operating earnings available to common shareholders	$(59)	$(43)	$(16)	(37.2)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $16 million, primarily due to lower earnings from our mortgage loan servicing business and the assumed reinsurance of a variable annuity business. These decreases were partially offset by higher net investment income and a higher tax benefit in the second quarter of 2012.

Results from our mortgage loan servicing business were lower, driven by an increase in expenses of $19 million due to higher regulatory oversight and expenses related to the processing of foreclosed loans. In addition, revenues decreased by $8 million due to higher run-off in a lower interest rate environment and a decrease in service fees due to the termination of sub-servicing contracts.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan decreased $18 million. This was primarily due to an increase in benefit liabilities resulting from lower returns in the underlying funds.

Net investment income increased $18 million driven by improving real estate markets on our real estate joint venture investments and higher private equity returns, partially offset by the impact of lower interest rates on fixed maturity securities and an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf.

In the second quarter of 2012, the Company incurred $13 million of employee-related costs associated with the Company’s enterprise-wide strategic initiative.

Corporate & Other benefited in the second quarter of 2012 from a higher tax benefit of $22 million over the prior period primarily due to higher utilization of tax preferenced investments, which provide tax credits and deductions.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Consolidated Results

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$18,290	$17,848	$442	2.5%
Universal life and investment-type product policy fees	4,175	3,858	317	8.2%
Net investment income	10,919	10,406	513	4.9%
Other revenues	990	1,158	(168)	(14.5)%
Net investment gains (losses)	(174)	(254)	80	31.5%
Net derivative gains (losses)	114	37	77

Total revenues	34,314	33,053	1,261	3.8%

Expenses
Policyholder benefits and claims and policyholder dividends	18,710	18,104	606	3.3%
Interest credited to policyholder account balances	3,579	3,366	213	6.3%
Capitalization of DAC	(2,679)	(2,631)	(48)	(1.8)%
Amortization of DAC and VOBA	2,193	2,193	—	—%
Amortization of negative VOBA	(336)	(366)	30	8.2%
Interest expense on debt	700	835	(135)	(16.2)%
Other expenses	9,218	8,758	460	5.3%

Total expenses	31,385	30,259	1,126	3.7%

Income (loss) from continuing operations before provision for income tax	2,929	2,794	135	4.8%
Provision for income tax expense (benefit)	763	808	(45)	(5.6)%

Income (loss) from continuing operations, net of income tax	2,166	1,986	180	9.1%
Income (loss) from discontinued operations, net of income tax	17	(9)	26

Net income (loss)	2,183	1,977	206	10.4%
Less: Net income (loss) attributable to noncontrolling interests	32	—	32	—%

Net income (loss) attributable to MetLife, Inc.	2,151	1,977	174	8.8%
Less: Preferred stock dividends	61	61	—	—%
Preferred stock redemption premium	—	146	(146)	(100.0)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$2,090	$1,770	$320	18.1%

During the six months ended June 30, 2012, income (loss) from continuing operations, before provision for income tax, increased $135 million ($180 million, net of income tax) over the prior period primarily driven by favorable operating results, and favorable changes in net investment gains (losses) and net derivative gains (losses). These favorable changes were partially offset by an unfavorable change in the results of the Divested Businesses over the prior period.

The variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2012	2011	Change
	(In millions)
Non-VA program derivatives
Interest rate	$544	$273	$271
Foreign currency	13	(259)	272
Credit	(107)	(20)	(87)
Equity	(3)	4	(7)

Total non-VA program derivatives	447	(2)	449

VA program derivatives
Market and other risks in embedded derivatives	1,129	494	635
Nonperformance risk on embedded derivatives	(636)	34	(670)

Total embedded derivatives	493	528	(35)
Freestanding derivatives hedging embedded derivatives	(826)	(489)	(337)

Total VA program derivatives	(333)	39	(372)

Net derivative gains (losses)	$114	$37	$77

The favorable change in net derivative gains (losses) on non-VA program derivatives was $449 million ($292 million, net of income tax). This was primarily due to a strengthening of the U.S. dollar relative to other key currencies, favorably impacting foreign currency swaps and forwards, which primarily hedge certain foreign denominated bonds. In addition, long-term interest rates decreasing more in the current period than in the prior period favorably impacted receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $372 million ($242 million, net of income tax). This was due to an unfavorable change of $670 million ($436 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $298 million ($194 million, net of income tax) on market and other risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks.

The favorable change of $298 million is comprised of a $337 million ($219 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives which was more than offset by a $635 million ($413 million, net of income tax) favorable change in market and other risks in our embedded derivatives, driven by changes in market factors. The primary changes in market factors are summarized as follows:

•

Equity index levels improved more in the current period than in the prior period and equity volatility decreased more in the current period than in the prior period. These changes contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

•

Long-term interest rates decreased more in the current period than in the prior period and contributed to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

The decrease in net investment losses primarily reflects a decrease in losses on sales of equity securities, a decrease in intent-to-sell impairments on fixed maturity and equity securities, primarily in foreign government and financial services industry, combined with an increase in gains on fixed maturity securities sold in connection with the planned disposition of MetLife Bank. These were partially offset by a decrease in gains on mortgage loan sales.

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $309 million to a loss of $384 million during the six months ended June 30, 2012 compared to a loss of $75 million in the prior period. Included in this loss was an increase in total expenses of $211 million and a decrease in total revenues of $98 million. As previously mentioned, the Divested Businesses include certain operations of MetLife Bank and the Caribbean Business.

Income tax expense for the six months ended June 30, 2012 was $763 million, or 26% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $808 million, or 29% of income (loss) from continuing operations before provision for income tax, for the prior period. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non–taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $364 million, net of income tax, to $2.9 billion, net of income tax, for the six months ended June 30, 2012 from $2.5 billion, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Six Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$913	$679	$684	$147	$485	$191	$(933)	$2,166
Less: Net investment gains (losses)	118	13	46	(10)	(139)	(18)	(184)	(174)
Less: Net derivative gains (losses)	438	188	45	23	20	43	(643)	114
Less: Other adjustments to continuing operations (1)	(364)	(78)	14	(197)	(1)	(5)	(504)	(1,135)
Less: Provision for income tax (expense) benefit	(67)	(43)	(37)	48	33	13	464	411

Operating earnings	$788	$599	$616	$283	$572	$158	(66)	2,950

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(127)	$2,889

Six Months Ended June 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$763	$508	$542	$115	$365	$41	$(348)	$1,986
Less: Net investment gains (losses)	82	3	2	7	(158)	(88)	(102)	(254)
Less: Net derivative gains (losses)	262	78	(167)	3	61	7	(207)	37
Less: Other adjustments to continuing operations (1)	(207)	(69)	55	(184)	29	(47)	(237)	(660)
Less: Provision for income tax (expense) benefit	(48)	(5)	38	39	38	26	189	277

Operating earnings	$674	$501	$614	$250	$395	$143	9	2,586

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(52)	$2,525

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Six Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$9,094	$9,918	$4,229	$2,462	$6,031	$2,376	$204	$34,314
Less: Net investment gains (losses)	118	13	46	(10)	(139)	(18)	(184)	(174)
Less: Net derivative gains (losses)	438	188	45	23	20	43	(643)	114
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	3	—	—	—	(2)	13	—	14
Less: Other adjustments to revenues (1)	(28)	(78)	39	129	160	282	377	881

Total operating revenues	$8,563	$9,795	$4,099	$2,320	$5,992	$2,056	$654	$33,479

Total expenses	$7,689	$8,915	$3,176	$2,277	$5,282	$2,116	$1,930	$31,385
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	51	—	—	—	(2)	16	—	65
Less: Other adjustments to expenses (1)	288	—	25	326	161	284	881	1,965

Total operating expenses	$7,350	$8,915	$3,151	$1,951	$5,123	$1,816	$1,049	$29,355

Six Months Ended June 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$8,541	$9,520	$4,233	$2,165	$5,383	$2,211	$1,000	$33,053
Less: Net investment gains (losses)	82	3	2	7	(158)	(88)	(102)	(254)
Less: Net derivative gains (losses)	262	78	(167)	3	61	7	(207)	37
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	—	—	—	(2)
Less: Other adjustments to revenues (1)	12	(69)	74	87	71	261	574	1,010

Total operating revenues	$8,187	$9,508	$4,324	$2,068	$5,409	$2,031	$735	$32,262

Total expenses	$7,365	$8,779	$3,397	$2,015	$4,868	$2,104	$1,731	$30,259
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	84	—	—	—	—	—	—	84
Less: Other adjustments to expenses (1)	133	—	19	271	42	308	811	1,584

Total operating expenses	$7,148	$8,779	$3,378	$1,744	$4,826	$1,796	$920	$28,591

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results - Operating

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$18,246	$17,802	$444	2.5%
Universal life and investment-type product policy fees	4,008	3,740	268	7.2%
Net investment income	10,272	9,794	478	4.9%
Other revenues	953	926	27	2.9%

Total operating revenues	33,479	32,262	1,217	3.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	18,071	17,711	360	2.0%
Interest credited to policyholder account balances	3,064	2,987	77	2.6%
Capitalization of DAC	(2,675)	(2,627)	(48)	(1.8)%
Amortization of DAC and VOBA	2,180	2,133	47	2.2%
Amortization of negative VOBA	(301)	(326)	25	7.7%
Interest expense on debt	612	651	(39)	(6.0)%
Other expenses	8,404	8,062	342	4.2%

Total operating expenses	29,355	28,591	764	2.7%

Provision for income tax expense (benefit)	1,174	1,085	89	8.2%

Operating earnings	2,950	2,586	364	14.1%
Less: Preferred stock dividends	61	61	—	—%

Operating earnings available to common shareholders	$2,889	$2,525	$364	14.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

Higher policy fee income, stronger investment results and favorable claims experience were the primary drivers of the increase in operating earnings. These positive impacts on operating earnings were partially offset by a $52 million charge taken in the first quarter of 2012 representing a multi–state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. In addition, the prior period included $44 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami in Japan. Changes in foreign currency exchange rates had a negative impact on results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency in our business across many of our products. In addition, as a result of stronger sales of variable annuities in 2011, we experienced growth in both our average separate account assets and our investment portfolio. The growth in the average separate account assets generated higher policy fee income of $217 million. The growth in our investment portfolio generated higher net investment income of $208 million. Since many of our products are interest spread–based, the growth in our individual life and structured settlement businesses also resulted in a $118 million increase to interest credited expenses. These increased sales also generated an increase in commissions which was offset by an increase in related DAC capitalization. In addition, other non–variable expenses increased $84 million and DAC amortization was up $83 million due to growth in our existing businesses. Higher premiums, partially offset by higher policyholder benefits in our international businesses improved operating earnings by $40 million. Operating earnings from our property & casualty business improved $48 million from an increase in average premium per policy; however, this was partially offset by a decrease in exposures which reduced operating earnings by $11 million.

The low interest rate environment continued to impact interest credited to certain insurance liabilities which are tied to market indices. As a result of the low interest rate environment, we set lower interest credited rates on new business and on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. Market factors and portfolio management actions mitigated the low interest rate environment driving higher yields on the investment portfolio, excluding the Divested Businesses. Market factors that contributed to increased yields included higher returns in the real estate and private equity markets on our equity method real estate joint venture and private equity investments. The combined impact of lower interest credited expense and higher investment returns resulted in a $68 million increase in operating earnings.

Lower severity of property & casualty catastrophe claims in the current period increased operating earnings by $92 million as a result of severe storm activity in the second quarter of 2011. Favorable morbidity experience from our non-medical health business and favorable mortality results in our Retail segment were more than offset by less favorable claims experience in our group life business and our Asia segment, reducing operating earnings by $30 million.

Results from our mortgage loan servicing business were down $55 million as a result of an increase in expenses, higher run–off in a lower interest rate environment and a decrease in service fees. In addition, the current period benefited $50 million from favorable liability refinements, partially offset by an unfavorable DAC capitalization adjustment. The first half of 2012 also included $31 million of employee–related costs associated with the Company’s enterprise-wide strategic initiative. Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan decreased $13 million. This was primarily due to an increase in benefit liabilities resulting from lower returns in the underlying funds.

The Company also benefited from a $69 million higher tax benefit in the first half of 2012 over the prior period as a result of higher utilization of tax preferenced investments, which provide tax credits and deductions.

Retail

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$2,217	$2,160	$57	2.6%
Universal life and investment-type product policy fees	2,233	2,023	210	10.4%
Net investment income	3,695	3,635	60	1.7%
Other revenues	418	369	49	13.3%

Total operating revenues	8,563	8,187	376	4.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,739	3,655	84	2.3%
Interest credited to policyholder account balances	1,186	1,186	—	—%
Capitalization of DAC	(772)	(920)	148	16.1%
Amortization of DAC and VOBA	740	706	34	4.8%
Other expenses	2,457	2,521	(64)	(2.5)%

Total operating expenses	7,350	7,148	202	2.8%

Provision for income tax expense (benefit)	425	365	60	16.4%

Operating earnings	$788	$674	$114	16.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

Stronger sales of variable annuities in the prior period increased our average separate account assets and, as a result, generated higher asset-based fee revenue. This, coupled with positive net flows from the life products as well as the impact of an increase in allocated equity for annuities, led to growth in the investment portfolio, increasing net investment income. The reduction of sales levels from the prior period resulted in lower deferrable expenses, which were directly offset by lower DAC capitalization; however, stronger annuity sales in the prior period significantly increased our in-force business contributing to an increase in non-deferrable expenses. Our 2011 business growth also generated higher DAC amortization and interest credited on certain insurance liabilities. The net impact of these items resulted in a $99 million increase in operating earnings.

Interest rates continued to remain low while equity markets showed some improvement from the prior period. The low interest rate environment resulted in a net $3 million unfavorable impact on operating earnings. This was driven by lower net investment income due to lower yields, partially offset by a decrease in DAC amortization, coupled with lower interest credited on certain insurance liabilities.

Favorable mortality experience in the traditional life and variable and universal life businesses was more than offset by a $26 million charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. Also offsetting the favorable mortality in the traditional life and variable and universal life businesses was unfavorable mortality in income annuities. The net impact of these items resulted in a $10 million decrease in operating earnings.

The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2011, increased operating earnings by $14 million, net of DAC amortization. In addition, certain insurance-related liabilities and DAC refinements in both the current and prior periods resulted in a $13 million increase to operating earnings.

Group, Voluntary & Worksite Benefits

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$8,251	$8,004	$247	3.1%
Universal life and investment-type product policy fees	331	314	17	5.4%
Net investment income	985	990	(5)	(0.5)%
Other revenues	228	200	28	14.0%

Total operating revenues	9,795	9,508	287	3.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	7,405	7,319	86	1.2%
Interest credited to policyholder account balances	85	88	(3)	(3.4)%
Capitalization of DAC	(214)	(245)	31	12.7%
Amortization of DAC and VOBA	199	233	(34)	(14.6)%
Other expenses	1,440	1,384	56	4.0%

Total operating expenses	8,915	8,779	136	1.5%

Provision for income tax expense (benefit)	281	228	53	23.2%

Operating earnings	$599	$501	$98	19.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $48 million and a decrease in exposures reduced operating earnings by $11 million.

Current period premiums and deposits, together with growth in the securities lending program, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing $18 million to operating earnings. Consistent with the growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts increased by $11 million. Increased expenses associated with the implementation of the new dental contract in the current period, along with growth across our businesses, reduced operating earnings by $18 million.

Lower severity of property & casualty catastrophe claims in the current period increased operating earnings by $92 million, mainly as a result of severe storm activity in the second quarter of 2011. While property & casualty non-catastrophe claims experience was relatively flat period over period, lower claims frequency in both our auto and homeowners businesses of $26 million was mostly offset by an increase in severity in the auto business of $23 million. Favorable morbidity experience from across our non-medical health businesses contributed $45 million to operating earnings. This favorable result stems primarily from a decrease in claims in our disability, accidental death and dismemberment and dental businesses. Less favorable claims experience in our group life business resulted in a decrease in operating earnings of $55 million. The group life mortality ratio has returned to a more historically representative level of 88.2% in 2012, from a record low of 85.2% in the prior period. The impact of the items discussed above related to the property & casualty business, can be seen in the favorable change in the combined ratio, excluding catastrophes, to 85.8% in 2012 from 89.2% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 97.0% in 2012 from 110.2% in the prior period.

The low interest rate environment and lower prepayment fees resulted in a decline in investment yields, primarily in our fixed maturity securities and mortgage loan portfolios. Unlike in the Retail and Corporate Benefit Funding segments, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield, partially offset by marginally lower crediting rates in the current period, resulted in a $19 million decrease in operating earnings.

Corporate Benefit Funding

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,030	$1,297	$(267)	(20.6)%
Universal life and investment-type product policy fees	108	112	(4)	(3.6)%
Net investment income	2,832	2,794	38	1.4%
Other revenues	129	121	8	6.6%

Total operating revenues	4,099	4,324	(225)	(5.2)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,223	2,466	(243)	(9.9)%
Interest credited to policyholder account balances	677	666	11	1.7%
Capitalization of DAC	(15)	(17)	2	11.8%
Amortization of DAC and VOBA	14	10	4	40.0%
Interest expense on debt	4	5	(1)	(20.0)%
Other expenses	248	248	—	—%

Total operating expenses	3,151	3,378	(227)	(6.7)%

Provision for income tax expense (benefit)	332	332	—	—%

Operating earnings	$616	$614	$2	0.3%

Unless otherwise stated, all amounts discussed below are net of income tax.

The impact of current year premiums, deposits, and funding agreement issuances contributed to an increase in invested assets, partially offset by a decrease in allocated equity, resulting in an increase of $30 million to operating earnings. The growth in premiums, deposits and funding agreement issuances resulted in a corresponding increase in interest credited on certain insurance liabilities, which decreased operating earnings by $60 million.

The low interest rate environment continued to have an impact on our investment returns, as well as our interest credited on certain insurance liabilities. Lower investment returns on fixed maturity securities and our securities lending program were partially offset by higher returns in the equity markets on our private equity and real estate investments. Many of our funding agreement and guaranteed interest contract liabilities are tied to market indices and, as a result, interest credited rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. The net impact of lower interest credited expense and lower investment returns resulted in an increase in operating earnings of $25 million.

Mortality results across various products and the net impact of insurance liability refinements in both periods had a $4 million favorable impact on operating earnings.

Latin America

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,338	$1,241	$97	7.8%
Universal life and investment-type product policy fees	392	383	9	2.3%
Net investment income	582	438	144	32.9%
Other revenues	8	6	2	33.3%

Total operating revenues	2,320	2,068	252	12.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,160	958	202	21.1%
Interest credited to policyholder account balances	190	185	5	2.7%
Capitalization of DAC	(155)	(153)	(2)	(1.3)%
Amortization of DAC and VOBA	109	109	—	—%
Amortization of negative VOBA	(3)	(4)	1	25.0%
Interest expense on debt	1	1	—	—%
Other expenses	649	648	1	0.2%

Total operating expenses	1,951	1,744	207	11.9%

Provision for income tax expense (benefit)	86	74	12	16.2%

Operating earnings	$283	$250	$33	13.2%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $33 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $23 million for the first half of 2012 compared to the prior period.

Latin America experienced strong sales growth driven primarily by retirement products in Chile and Mexico and by accident and health products in Argentina and Chile. The resulting growth in premiums was partially offset by a corresponding increase in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income. The increase in sales also generated higher commission expense, which was partially offset by related DAC capitalization. The combined impact of the items discussed above were the primary drivers of the $47 million improvement in operating earnings.

Market factors favorably impacted operating earnings by $12 million. An increase in yields reflects the period over period change from lower yields in the prior period due to the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, primarily in Chile, offset by lower inflation on inflation-linked investments, mainly in Chile and Brazil. The decrease in net investment income from lower inflation was substantially offset by a corresponding decrease in policyholder benefits and lower interest credited expense.

Current period results include an unfavorable DAC capitalization adjustment of $8 million, which was partially offset by a favorable liability refinement of $4 million.

Asia

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$3,958	$3,687	$271	7.4%
Universal life and investment-type product policy fees	638	593	45	7.6%
Net investment income	1,383	1,109	274	24.7%
Other revenues	13	20	(7)	(35.0)%

Total operating revenues	5,992	5,409	583	10.8%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,643	2,470	173	7.0%
Interest credited to policyholder account balances	853	778	75	9.6%
Capitalization of DAC	(1,099)	(918)	(181)	(19.7)%
Amortization of DAC and VOBA	759	730	29	4.0%
Amortization of negative VOBA	(257)	(287)	30	10.5%
Interest expense on debt	5	—	5
Other expenses	2,219	2,053	166	8.1%

Total operating expenses	5,123	4,826	297	6.2%

Provision for income tax expense (benefit)	297	188	109	58.0%

Operating earnings	$572	$395	$177	44.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $177 million over the prior period. The impact of changes in foreign currency exchange rates improved operating earnings by $12 million for the first half of 2012 compared to the prior period.

Asia experienced sales growth in ordinary and universal life products in Japan, which drove higher premiums and universal life fees over the prior period. This was partially offset by a decline in life product sales and persistency in Hong Kong, which drove lower premiums. The changes in premiums were offset by corresponding changes in policyholder benefits. In addition, average invested assets increased over the prior period, reflecting positive cash flows from continued strong annuity sales in Japan generating increases in both net investment income and policy fee income. The increase in sales also generated higher commission expense, which was largely offset by an increase in related DAC capitalization. The combined impact of the items discussed above were the primary drivers of the $103 million improvement in operating earnings.

The repositioning of the Japan portfolio to longer duration and higher yielding investments contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian dollar annuity business with the funds invested in higher yielding Australian dollar investments, as well as higher returns on our alternative investments. These increases in yields improved net investment income and were partially offset by higher interest credited expense resulting in a net increase to operating earnings of $51 million.

The positive impact of liability refinements in both the current and prior periods was partially offset by unfavorable changes in actuarial assumptions in the current period which, combined, resulted in a $19 million increase to operating earnings.

Unfavorable claims experience in the current period decreased operating earnings by $39 million. Prior period results included $44 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami and a tax benefit of $13 million.

EMEA

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,424	$1,386	$38	2.7%
Universal life and investment-type product policy fees	227	239	(12)	(5.0)%
Net investment income	342	351	(9)	(2.6)%
Other revenues	63	55	8	14.5%

Total operating revenues	2,056	2,031	25	1.2%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	838	803	35	4.4%
Interest credited to policyholder account balances	61	84	(23)	(27.4)%
Capitalization of DAC	(420)	(374)	(46)	(12.3)%
Amortization of DAC and VOBA	359	345	14	4.1%
Amortization of negative VOBA	(41)	(35)	(6)	(17.1)%
Interest expense on debt	1	1	—	—%
Other expenses	1,018	972	46	4.7%

Total operating expenses	1,816	1,796	20	1.1%

Provision for income tax expense (benefit)	82	92	(10)	(10.9)%

Operating earnings	$158	$143	$15	10.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $15 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $12 million for the first half of 2012 compared to the prior period. The fourth quarter 2011 purchase of a Turkish life insurance and pension company increased operating earnings by $7 million.

The segment experienced overall business growth; however, certain European countries in the region continued to be challenged by the prevailing economic environment. Retirement sales in western Europe increased due to strong sales of fixed and variable annuity products and credit life sales in Russia increased due to a modest recovery in credit markets both of which resulted in higher premiums and policyholder benefits. Consistent with the business growth, operating expenses increased, most notably through higher compensation and administrative costs. The increased sales generated an increase in commissions, which was largely offset by related DAC capitalization. DAC amortization also increased. Fee income increased largely due to growth in India and the Middle East. Despite dividends paid to MetLife, Inc. at the end of 2011, the growth in our business drove an increase in average invested assets, which generated higher net investment income. The combined impact of the items discussed above reduced earnings by $18 million over the prior period.

Operating earnings increased $5 million reflecting higher positive mark to market on certain of our alternative investments, partially offset by decreased yields driven by declining equity markets.

Current period results benefited by $16 million primarily due to a release of negative VOBA associated with the conversion of certain policies. In addition, certain tax items in both periods improved results by $17 million.

Corporate & Other

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$28	$27	$1	3.7%
Universal life and investment-type product policy fees	79	76	3	3.9%
Net investment income	453	477	(24)	(5.0)%
Other revenues	94	155	(61)	(39.4)%

Total operating revenues	654	735	(81)	(11.0)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	63	40	23	57.5%
Interest credited to policyholder account balances	12	—	12
Interest expense on debt	601	644	(43)	(6.7)%
Other expenses	373	236	137	58.1%

Total operating expenses	1,049	920	129	14.0%

Provision for income tax expense (benefit)	(329)	(194)	(135)	(69.6)%

Operating earnings	(66)	9	(75)
Less: Preferred stock dividends	61	61	—	—%

Operating earnings available to common shareholders	$(127)	$(52)	$(75)

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $75 million, primarily due to lower earnings from our mortgage loan servicing business and the assumed reinsurance of a variable annuity business, lower net investment income, and higher corporate expenses. These increases were partially offset by a higher tax benefit and lower interest expense on debt.

Results from our mortgage loan servicing business were lower, driven by an increase in expenses of $35 million due to higher regulatory oversight and expenses related to the processing of foreclosed loans. In addition, revenues decreased by $20 million due to higher run-off in a lower interest rate environment and a decrease in service fees due to the termination of sub-servicing contracts.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan decreased $13 million. This was primarily due to an increase in benefit liabilities resulting from lower returns in the underlying funds.

Net investment income decreased $16 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower private equity returns and lower investment returns realized from the impact of lower interest rates on our fixed maturity securities. These decreases were partially offset by a higher return on real estate joint venture investments due to improving real estate markets.

In the first quarter of 2012, the Company incurred a $26 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. The Company also incurred $31 million of employee-related costs associated with the Company’s enterprise-wide strategic initiative. In addition, advertising costs were $7 million higher compared to the prior period, partially offset by a $13 million decline in interest expense on debt.

Corporate & Other benefited in the first half of 2012 from a higher tax benefit of $62 million over the prior period primarily due to higher utilization of tax preferenced investments, which provide tax credits and deductions.

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

The Company generally enters into market standard purchased credit default swap contracts to mitigate the credit risk of its investment portfolio. Payout under such contracts is generally triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the relevant Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.

Current Environment

The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector in particular and global capital markets. As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and, on June 20, 2012, reiterated its plans to keep interest rates low until at least through late 2014. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments. It extended to the end of 2012 “Operation Twist,” a program announced in September 2011 by the Federal Open Market Committee to purchase U.S. Treasury securities with remaining maturities of six to 30 years and to sell, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, Operation Twist is intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery.

As a global insurance company, we are also affected by the monetary policy of central banks around the world. Central banks around the world, including the European Central Bank, the Bank of England, the Bank of Japan, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, followed the recent actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report.

During the second quarter of 2012, concerns about the economic conditions, the capital markets and the solvency of certain European Union member states, including Europe’s perimeter region, and of financial institutions that have significant direct or indirect exposure to their sovereign debt, continued to create market volatility. This market volatility will likely continue to affect the performance of various asset classes in 2012, and perhaps longer, until there is an ultimate resolution of these European Union sovereign debt-related concerns.

As a result of concerns about the ability of Europe’s perimeter region to service its sovereign debt, certain countries have experienced credit ratings downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and during 2012, several other European Union member states experienced sovereign credit ratings downgrades or had their credit ratings outlook revised to negative. As summarized below, at June 30, 2012, the Company did not have significant exposure to the sovereign debt of Europe’s perimeter region. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. Outside of Europe’s perimeter region, the Company’s holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Switzerland and Norway, the sovereign debt of which continues to maintain the highest credit ratings from all major rating agencies.

Greece Support Program. In March 2012, the leaders of the European Union member states nations approved Greece’s second support program. In connection with this €130 billion support program, Greece exchanged €177 billion of its domestic law sovereign debt with private sector holders in exchange for a package of four new securities issued by Greece and the public sector supported European Financial Stability Facility (“EFSF”). The debt exchange resulted in a loss to private sector holders of approximately 70% on a net present value basis. In the exchange, private sector holders received new Greece longer-dated sovereign debt maturing in 11 to 30 years with a face amount of 31.5% of the former debt; detachable Gross Domestic Product (“GDP”)-linked Greece warrants; short-dated EFSF bonds maturing in two years or less with a face amount of 15% of the former debt; and six-month EFSF notes in payment of accrued interest. Greece’s newly issued sovereign debt is rated C by Moody’s, CCC by Standard & Poor’s Rating Services (“S&P”) and CCC by Fitch Ratings (“Fitch”).

Europe’s Perimeter Region Sovereign Debt Securities. Our holdings of Greece sovereign debt were acquired in the acquisition of ALICO and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par, partially mitigating our exposure. During the year ended December 31, 2011, we sold a significant portion of our Europe’s perimeter region sovereign debt, thereby substantially reducing our exposure. During 2011, we recorded non-cash impairment charges of $405 million on our holdings of Greece sovereign debt. In 2012, we recorded an insignificant gain on the exchange of our holdings of Greece sovereign debt. As described above, in the exchange we received both EFSF debt and Greece sovereign debt, which reduced our exposure to Greece sovereign debt from $158 million to $57 million on the date of the exchange, while the short-dated EFSF debt, which was rated Aaa by Moody’s and Fitch and AA+ by S&P was valued at $115 million on the date of exchange. The par value (excluding the notional amount of the detachable GDP-linked Greece warrants), amortized cost and estimated fair value of holdings in sovereign debt of Europe’s perimeter region were $257 million, $88 million and $55 million at June 30, 2012, respectively, and $874 million, $254 million and $264 million at December 31, 2011, respectively.

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

	Summary of Select European Country Investment Exposure at June 30, 2012 (1) (2)
	Fixed maturity securities (3)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (4) (5)	Total Exposure	%	Purchased Credit Default Protection (5)	Net Exposure	%
	(In millions)
Europe’s perimeter region:
Portugal	$3	$—	$55	$58	$6	$64	2%	$(12)	$52	1%
Italy	23	188	738	949	106	1,055	30	(9)	1,046	30
Ireland	—	23	199	222	1,176	1,398	39	—	1,398	40
Greece	27	—	—	27	160	187	5	—	187	5
Spain	2	103	591	696	46	742	21	—	742	21

Total Europe’s perimeter region	55	314	1,583	1,952	1,494	3,446	97	(21)	3,425	97

Cyprus	60	—	—	60	30	90	3	—	90	3

Total	$115	$314	$1,583	$2,012	$1,524	$3,536	100%	$(21)	$3,515	100%

As percent of total cash and invested assets	0.0%	0.1%	0.3%	0.4%
Investment grade percent	38%	94%	92%
Non investment grade percent	62%	6%	8%

(1)	Information is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

(2)

The Company has not written any credit default swaps with an underlying risk related to any of these six countries. For Greece, the Company has $2 million of commitments to fund partnership investments at June 30, 2012.

(3)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $2.2 billion and $2.2 billion, respectively, at June 30, 2012.

(4)

Comprised of equity securities, fair value option (“FVO”) general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $522 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from the general account investments of the Company.

(5)

Purchased credit default protection is stated at the estimated fair value of the swap. For Portugal, the purchased credit default protection relates to sovereign securities and this swap had a notional amount of $60 million and an estimated fair value of $12 million as of June 30, 2012. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $9 million at June 30, 2012. The counterparties to these swaps are financial institutions with S&P credit ratings ranging from A+ to A- as of June 30, 2012.

European Region Investments. The Company has investments across the European Region. We have proactively mitigated risk in both direct and indirect exposures in the European Region by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, reducing our holdings through sales of financial services securities during 2010, 2011 and 2012 and sales of Europe’s perimeter region sovereign debt in 2011 and 2012, and by purchasing certain single name credit default protection in 2010 and 2011. Our sales of financial services securities were focused on institutions with exposure to Europe’s perimeter region, lower preference capital structure instruments and larger positions. Investments in sovereign debt and corporate securities (fixed maturity and perpetual hybrid securities) were $39.8 billion at June 30, 2012. Sovereign debt issued by countries outside of Europe’s perimeter region comprised $8.7 billion, or 99% of European Region sovereign fixed maturity securities, at estimated fair value, at June 30, 2012. The European Region corporate securities are invested in a diversified portfolio of primarily non-financial services securities, which comprised $23.5 billion, or 76% of European Region total corporate securities, at estimated fair value, at June 30, 2012. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities, at June 30, 2012. European Region financial services corporate securities, at estimated fair value, were $7.6 billion, including $5.8 billion within the banking sector, with 92% invested in investment grade rated corporate securities, at June 30, 2012.

Japan Investments. The Japanese economy, to which we face substantial exposure given our operations there, continues to be weak. Disruptions to the Japanese economy are possible and may have negative impacts on the overall global economy, not all of which can be foreseen. The Company’s investment in fixed maturity and equity securities in Japan were $29.3 billion, of which $21.7 billion, or 74%, were Japan government and agency fixed maturity securities, at estimated fair value, at June 30, 2012.

Rating Actions — U.S. Treasury Securities. As a result of a special Congressional committee failing to agree on certain deficit-reduction measures, in August 2011, U.S. Treasury securities were downgraded to AA+ by S&P with negative outlook. Financial markets continue to be affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic government spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could result in the future downgrade of U.S. credit ratings. We continue to closely evaluate the implications on our investment portfolio of further rating agency downgrades of U.S. Treasury securities and believe our investment portfolio is well positioned. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Summary. All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors – Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” included in the 2011 Annual Report.

Composition of Investment Portfolio and Investment Portfolio Results

The composition of the investment portfolio, the related investment portfolio results and gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities is presented in the yield table below:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Fixed Maturity Securities:
Yield (1)	4.76%	4.94%	4.86%	4.93%
Investment income (2),(3),(4)	$3,720	$3,794	$7,560	$7,487
Investment gains (losses) (3)	(19)	(105)	(155)	(268)
Ending carrying value (2),(3)	367,138	342,607	367,138	342,607
Mortgage Loans:
Yield (1)	5.44%	5.50%	5.53%	5.52%
Investment income (3),(4)	764	765	1,594	1,524
Investment gains (losses) (3)	13	68	49	115
Ending carrying value (3)	55,750	56,927	55,750	56,927
Real Estate and Real Estate Joint Ventures:
Yield (1)	8.75%	4.85%	6.25%	3.85%
Investment income (3)	185	99	265	156
Investment gains (losses) (3)	(12)	47	5	76
Ending carrying value	8,477	8,234	8,477	8,234
Policy Loans:
Yield (1)	5.27%	5.41%	5.28%	5.41%
Investment income	156	160	314	320
Ending carrying value	11,912	11,858	11,912	11,858
Equity Securities:
Yield (1)	5.24%	6.04%	4.69%	4.70%
Investment income	38	48	70	78
Investment gains (losses)	19	(70)	10	(34)
Ending carrying value	2,882	3,238	2,882	3,238
Other Limited Partnership Interests:
Yield (1)	16.07%	9.90%	13.74%	12.52%
Investment income	266	159	448	402
Investment gains (losses)	(9)	5	(11)	8
Ending carrying value	6,726	6,453	6,726	6,453
Cash and Short-Term Investments:
Yield (1),(7)	0.65%	1.09%	0.67%	1.09%
Investment income	34	41	66	84
Investment gains (losses)	—	1	—	1
Ending carrying value (3)	34,540	22,026	34,540	22,026
Other Invested Assets: (1)
Investment income (7)	197	163	329	173
Investment gains (losses) (3)	(10)	(7)	(35)	(3)
Ending carrying value (7)	24,288	14,866	24,288	14,866
Total Investments:
Investment income yield (1),(3),(5),(7)	5.05%	5.08%	5.03%	5.00%
Investment fees and expenses yield	(0.13)	(0.13)	(0.13)	(0.13)

Net Investment Income Yield (1),(3),(5),(7)	4.92%	4.95%	4.90%	4.87%

Investment income (5),(7)	$5,360	$5,229	$10,646	$10,224
Investment fees and expenses	(139)	(138)	(279)	(266)

Net investment income including certain Divested Businesses (5),(7)	5,221	5,091	10,367	9,958
Less: net investment income from certain Divested Businesses (5)	34	80	95	164

Net Investment Income (3),(6),(7)	$5,187	$5,011	$10,272	$9,794

Ending Carrying Value (3),(5),(7)	$511,713	$466,209	$511,713	$466,209

Investment portfolio gains (losses) including Divested Businesses	$(18)	$(61)	$(137)	$(105)
Less: investment portfolio gains (losses) from Divested Businesses (5)	(35)	(6)	61	(9)

Investment portfolio gains (losses) (3),(5),(6)	$17	$(55)	$(198)	$(96)

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Gross investment gains	$255	$348	$533	$633
Gross investment losses	(182)	(288)	(517)	(531)
Writedowns	(56)	(115)	(214)	(198)

Investment Portfolio Gains (Losses) (3),(5),(6)	17	(55)	(198)	(96)
Investment portfolio gains (losses) income tax (expense) benefit	(13)	21	57	35

Investment Portfolio Gains (Losses), Net of Income Tax	$4	$(34)	$(141)	$(61)

Derivative gains (losses) including Divested Businesses	$1,984	$293	$(80)	$(93)
Less: derivative gains (losses) from Divested Businesses (5)	(2)	(9)	(7)	(11)

Derivative gains (losses) (3),(5),(6)	1,986	302	(73)	(82)
Derivative gains (losses) income tax (expense) benefit	(699)	(107)	28	24

Derivative Gains (Losses), Net of Income Tax	$1,287	$195	$(45)	$(58)

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

(2)

Fixed maturity securities include $799 million and $863 million at estimated fair value of trading and other securities at June 30, 2012 and 2011, respectively. Fixed maturity securities include ($1) million and $44 million of investment income (loss) related to trading and other securities for the three months and six months ended June 30, 2012, respectively, and $16 million and $44 million of investment income related to trading and other securities for the three months and six months ended June 30, 2011, respectively.

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

	At or For the Three Months Ended June 30, 2012			At or For the Six Months Ended June 30, 2012
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities:
(included within Fixed Maturity Securities):
Ending carrying value	$799	$17,529	$18,328	$799	$17,529	$18,328
Investment income	$(1)	$(516)	$(517)	$44	$501	$545
Investment gains (losses)	$(1)	$1	$—	$3	$(10)	$(7)
Mortgage Loans:
Ending carrying value	$55,750	$3,191	$58,941	$55,750	$3,191	$58,941
Investment income	$764	$44	$808	$1,594	$89	$1,683
Investment gains (losses)	$13	$3	$16	$49	$9	$58
Cash and Short-Term Investments:
Ending carrying value	$34,540	$21	$34,561	$34,540	$21	$34,561
Total Investments:
Ending carrying value	$511,713	$20,741	$532,454	$511,713	$20,741	$532,454

	At or For the Three Months Ended June 30, 2011			At or For the Six Months Ended June 30, 2011
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities:
(included within Fixed Maturity Securities):
Ending carrying value	$863	$18,837	$19,700	$863	$18,837	$19,700
Investment income	$16	$(32)	$(16)	$44	$388	$432
Investment gains (losses)	$—	$(15)	$(15)	$—	$(8)	$(8)
Mortgage Loans:
Ending carrying value	$56,927	$6,697	$63,624	$56,927	$6,697	$63,624
Investment income	$765	$96	$861	$1,524	$191	$1,715
Investment gains (losses)	$68	$(1)	$67	$115	$17	$132
Cash and Short-Term Investments:
Ending carrying value	$22,026	$21	$22,047	$22,026	$21	$22,047
Total Investments:
Ending carrying value	$466,209	$25,555	$491,764	$466,209	$25,555	$491,764

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)

Yields are calculated including net investment income of certain of the Divested Businesses and related ending carrying values. The net investment income adjustment in footnote (6) to this yield table for the Divested Businesses for the three months and six months ended June 30, 2012 includes $88 million and $173 million, respectively, for securitized reverse residential mortgage loans that was excluded from the Mortgage Loans and total yield sections presented above. For further information on the Divested Businesses, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net investment income — in above yield table	$5,187	$5,011	$10,272	$9,794
Real estate discontinued operations — deduct from net investment income	(2)	(2)	(2)	(6)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —deduct from net investment income, add to net derivative gains (losses)	(113)	(55)	(202)	(94)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	—	(23)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	(517)	(32)	498	387
Divested Businesses — add to net investment income	122	80	268	164
Incremental net investment income from CSEs — add to net investment income	42	92	85	184

Net investment income — GAAP consolidated statements of operations and comprehensive income	$4,719	$5,094	$10,919	$10,406

Investment portfolio gains (losses) including Divested Businesses — in above yield table	$(18)	$(61)	$(137)	$(105)
Real estate discontinued operations — deduct from net investment gains (losses)	(4)	(43)	(25)	(71)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	4	(16)	(1)	9
Other gains (losses) — add to net investment gains (losses)	(46)	(35)	(11)	(87)

Net investment gains (losses) — GAAP consolidated statements of operations and comprehensive income	$(64)	$(155)	$(174)	$(254)

Derivative gains (losses) including Divested Businesses — in above yield table	$1,984	$293	$(80)	$(93)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —add to net derivative gains (losses), deduct from net investment income	113	55	202	94
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to policyholder account balances	1	8	3	16
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	(6)	(4)	(11)	(3)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	—	23

Net derivative gains (losses) — GAAP consolidated statements of operations and comprehensive income	$2,092	$352	$114	$37

(7)

Certain amounts in the prior periods have been revised in connection with the retrospective application of the first quarter 2012 adoption of the new guidance regarding accounting for DAC. Prior period yields have been recast to conform to the current presentation to exclude from asset carrying values freestanding derivatives and collateral received from derivative counterparties.

See “— Results of Operations — Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011 — Consolidated Results” and “— Results of Operations — Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011 — Consolidated Results” for analyses of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $366.3 billion and $350.3 billion, at estimated fair value, at June 30, 2012 and December 31, 2011, respectively, or 69% and 67% of total cash and invested assets at June 30, 2012 and December 31, 2011, respectively. Publicly-traded fixed maturity securities represented $318.8 billion and $303.6 billion, at estimated fair value, at June 30, 2012 and December 31, 2011, respectively, or 87% of total fixed maturity securities, at both June 30, 2012 and December 31, 2011. Privately placed fixed maturity securities represented $47.5 billion and $46.7 billion, at estimated fair value, at June 30, 2012 and December 31, 2011, respectively, or 13% of total fixed maturity securities, at estimated fair value, at both June 30, 2012 and December 31, 2011.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $2.9 billion and $3.0 billion, at estimated fair value, or 0.5% and 0.6%, of total cash and invested assets, at June 30, 2012 and December 31, 2011, respectively. Publicly-traded equity securities represented $1.6 billion and $1.7 billion, at estimated fair value, or 55% and 57% of total equity securities, at June 30, 2012 and December 31, 2011, respectively. Privately-held equity securities represented $1.3 billion, at estimated fair value, at both June 30, 2012 and December 31, 2011, or 45% and 43%, of total equity securities, at June 30, 2012 and December 31, 2011, respectively.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” included in the 2011 Annual Report for a discussion of the processes we use to value securities and the related controls.

Fair Value Hierarchy and Level 3 Rollforward — Fixed Maturity and Equity Securities. Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	June 30, 2012
Pricing Source:	Fixed Maturity Securities	% of Total	Equity Securities	% of Total
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$24,916	6.8%	$820	28.4%

Level 2:
Independent pricing source	283,161	77.3	456	15.8
Internal matrix pricing or discounted cash flow techniques	37,438	10.2	892	31.0

Significant other observable inputs	320,599	87.5	1,348	46.8

Level 3:
Independent pricing source	8,978	2.5	487	16.9
Internal matrix pricing or discounted cash flow techniques	10,765	2.9	218	7.6
Independent broker quotations	1,081	0.3	9	0.3

Significant unobservable inputs	20,824	5.7	714	24.8

Total estimated fair value	$366,339	100.0%	$2,882	100.0%

	June 30, 2012
	Fair Value Measurements Using
Fair Value Hierarchy:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$—	$102,979	$7,394	$110,373
Foreign corporate securities	—	58,532	4,813	63,345
Foreign government securities	—	53,807	2,386	56,193
U.S. Treasury and agency securities	24,916	22,851	74	47,841
Residential mortgage-backed securities (“RMBS”)	—	38,701	2,363	41,064
Commercial mortgage-backed securities (“CMBS”)	—	17,979	1,038	19,017
State and political subdivision securities	—	14,538	76	14,614
Asset-backed securities (“ABS”)	—	11,212	2,680	13,892

Total fixed maturity securities	$24,916	$320,599	$20,824	$366,339

Equity Securities:
Common stock	$820	$992	$282	$2,094
Non-redeemable preferred stock	—	356	432	788

Total equity securities	$820	$1,348	$714	$2,882

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2012 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities (91%, as presented above) were concentrated in five sectors: U.S. and foreign corporate securities, ABS, foreign government securities and RMBS.

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

•

During the three months ended June 30, 2012, Level 3 fixed maturity securities increased by $1.3 billion, or 7%. The increase was driven by net purchases in excess of sales, partially offset by net transfers out of Level 3.

•	During the six months ended June 30, 2012, Level 3 fixed maturity securities increased by $3.1 billion, or 17%. The increase was driven by net purchases in excess of sales.

An analysis of transfers into and/or out of Level 3, purchases and sales on a sector basis as well as additional information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above, is presented within Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions)
Balance, beginning of period	$19,476	$714	$17,765	$719
Total realized/unrealized gains (losses) included in:
Earnings (1)	(16)	1	(45)	(9)
Other comprehensive income (loss)	35	(11)	112	27
Purchases	3,219	41	5,338	57
Sales	(1,316)	(34)	(1,871)	(72)
Transfers into Level 3	317	3	442	5
Transfers out of Level 3	(891)	—	(917)	(13)

Balance, end of period	$20,824	$714	$20,824	$714

(1)

Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in other comprehensive income (loss) of $1 million and $(4) million, were incurred on these securities subsequent to their transfer into Level 3, for the three months and six months ended June 30, 2012, respectively. No gains (losses) were included in earnings.

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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which utilize NAIC rating methodologies, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		June 30, 2012			December 31, 2011
NAIC Rating	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
		(In millions)			(In millions)
1	Aaa/Aa/A	$236,547	$258,302	70.5%	$230,195	$246,786	70.5%
2	Baa	77,127	83,515	22.8	73,352	78,531	22.4
3	Ba	14,841	14,848	4.1	14,604	14,375	4.1
4	B	8,762	8,503	2.3	9,437	8,849	2.5
5	Caa and lower	1,544	1,121	0.3	2,142	1,668	0.5
6	In or near default	50	50	—	81	62	—

	Total fixed maturity securities	$338,871	$366,339	100.0%	$329,811	$350,271	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at June 30, 2012
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$52,132	$45,036	$8,569	$4,347	$269	$20	$110,373
Foreign corporate securities	31,699	27,119	3,263	1,207	53	4	63,345
Foreign government securities	45,117	8,476	1,305	1,259	36	—	56,193
U.S. Treasury and agency securities	47,841	—	—	—	—	—	47,841
RMBS (1)	35,720	1,469	1,562	1,607	684	22	41,064
CMBS (1)	18,612	207	111	30	57	—	19,017
State and political subdivision securities	13,753	834	18	9	—	—	14,614
ABS (1)	13,428	374	20	44	22	4	13,892

Total fixed maturity securities	$258,302	$83,515	$14,848	$8,503	$1,121	$50	$366,339

Percentage of total	70.5%	22.8%	4.1%	2.3%	0.3%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2011
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$51,045	$41,533	$8,677	$4,257	$271	$2	$105,785
Foreign corporate securities	33,403	26,383	2,915	1,173	140	4	64,018
Foreign government securities	42,360	7,553	1,146	1,281	196	—	52,536
U.S. Treasury and agency securities	40,012	—	—	—	—	—	40,012
RMBS (1)	36,699	1,477	1,450	2,026	933	52	42,637
CMBS (1)	18,403	388	125	57	96	—	19,069
State and political subdivision securities	12,357	842	23	5	8	—	13,235
ABS (1)	12,507	355	39	50	24	4	12,979

Total fixed maturity securities	$246,786	$78,531	$14,375	$8,849	$1,668	$62	$350,271

Percentage of total	70.5%	22.4%	4.1%	2.5%	0.5%	—%	100.0%

(1)	Presented using the revised NAIC rating methodologies described above.

The Company held below investment grade fixed maturity securities with an estimated fair value of $24.5 billion and $25.0 billion, at June 30, 2012 and December 31, 2011, respectively, with unrealized gains (losses) of ($675) million and ($1.3) billion at June 30, 2012 and December 31, 2011, respectively.

U.S. and Foreign Corporate Fixed Maturity Securities. The Company maintains a diversified portfolio of corporate fixed maturity securities across many industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information about U.S. and foreign corporate securities at:

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$63,345	36.5%	$64,018	37.7%
U.S. corporate fixed maturity securities — by industry:
Industrial	28,980	16.7	26,962	15.9
Consumer	28,526	16.4	26,739	15.7
Finance	21,180	12.2	20,854	12.3
Utility	19,820	11.4	19,508	11.5
Communications	8,348	4.8	8,178	4.8
Other	3,519	2.0	3,544	2.1

Total	$173,718	100.0%	$169,803	100.0%

(1)	Includes U.S. dollar and foreign denominated fixed maturity securities of foreign obligors.

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
	(In millions)		(In millions)
Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,557	0.3%	$1,642	0.3%
Holdings in ten issuers with the largest exposures	$10,461	2.0%	$10,716	2.1%

Structured Securities. The following table presents information about structured securities at:

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
RMBS	$41,064	55.5%	$42,637	57.1%
CMBS	19,017	25.7	19,069	25.5
ABS	13,892	18.8	12,979	17.4

Total structured securities	$73,973	100.0%	$74,685	100.0%

Ratings profile:
RMBS rated Aaa	$30,300	73.8%	$31,690	74.3%
RMBS rated NAIC 1	$35,720	87.0%	$36,699	86.1%
CMBS rated Aaa	$15,677	82.4%	$15,785	82.8%
CMBS rated NAIC 1	$18,612	97.9%	$18,403	96.5%
ABS rated Aaa	$8,612	62.0%	$8,223	63.4%
ABS rated NAIC 1	$13,428	96.7%	$12,507	96.4%

RMBS. The table below presents information about RMBS at:

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$21,851	53.2%	$23,392	54.9%
Pass-through securities	19,213	46.8	19,245	45.1

Total RMBS	$41,064	100.0%	$42,637	100.0%

By risk profile:
Agency	$28,945	70.5%	$31,055	72.8%
Prime	5,805	14.1	5,959	14.0
Alt-A	4,818	11.7	4,648	10.9
Sub-prime	1,496	3.7	975	2.3

Total RMBS	$41,064	100.0%	$42,637	100.0%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” for further information about collateralized mortgage obligations and pass-through mortgage-backed securities; and agency, prime, Alt-A and sub-prime RMBS.

At June 30, 2012 and December 31, 2011, the Company’s Alt-A RMBS portfolio has no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A RMBS portfolio is comprised primarily of fixed rate mortgages (94% and 93% at June 30, 2012 and December 31, 2011, respectively) which have performed better than both option ARMs and hybrid ARMs in the Alt-A market. The Company’s Alt-A RMBS holdings had unrealized losses of $664 million and $871 million at June 30, 2012 and December 31, 2011, respectively.

The Company’s sub-prime RMBS holdings are comprised primarily of vintage year 2005 and prior holdings (56% and 79% at June 30, 2012 and December 31, 2011, respectively). These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. The Company’s sub-prime RMBS holdings had unrealized losses of $313 million and $347 million at June 30, 2012 and December 31, 2011, respectively.

CMBS. The following tables present our CMBS by rating agency designation and by vintage year at:

	June 30, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2004 & Prior	$8,088	$8,318	$527	$542	$197	$193	$90	$86	$46	$42	$8,948	$9,181
2005	3,139	3,414	396	419	294	296	109	101	20	18	3,958	4,248
2006	2,056	2,219	226	236	62	59	54	53	35	28	2,433	2,595
2007	908	943	218	213	204	213	84	71	36	32	1,450	1,472
2008	—	—	—	—	—	—	—	—	26	23	26	23
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	59	64	—	—	62	67
2011	577	605	1	1	92	96	—	—	8	7	678	709
2012	175	175	302	306	199	199	—	—	39	42	715	722

Total	$14,946	$15,677	$1,670	$1,717	$1,048	$1,056	$396	$375	$210	$192	$18,270	$19,017

Ratings Distribution		82.4%		9.0%		5.6%		2.0%		1.0%		100.0%

	December 31, 2011
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2004 & Prior	$9,160	$9,407	$606	$616	$226	$217	$137	$132	$61	$52	$10,190	$10,424
2005	3,081	3,318	427	432	277	269	184	175	31	28	4,000	4,222
2006	1,712	1,835	245	237	89	83	118	110	123	106	2,287	2,371
2007	643	665	395	332	163	138	67	71	94	88	1,362	1,294
2008	—	—	—	—	—	—	—	—	25	27	25	27
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	60	66	—	—	63	69
2011	536	557	1	1	92	96	—	—	9	8	638	662

Total	$15,135	$15,785	$1,674	$1,618	$847	$803	$566	$554	$343	$309	$18,565	$19,069

Ratings Distribution		82.8%		8.5%		4.2%		2.9%		1.6%		100.0%

The above tables reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

ABS. The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held at:

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By collateral type:
Credit card loans	$2,856	20.6%	$4,038	31.1%
Foreign residential loans	2,558	18.4	1,771	13.7
Collateralized debt obligations	2,404	17.3	2,575	19.8
Automobile loans	2,156	15.5	977	7.5
Student loans	2,066	14.9	2,434	18.8
Other loans	1,852	13.3	1,184	9.1

Total	$13,892	100.0%	$12,979	100.0%

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

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Trading and Other Securities” included in the 2011 Annual Report for further information about composition of Actively Traded Securities and FVO Securities. Trading and other securities were $18.3 billion, at estimated fair value, at both June 30, 2012 and December 31, 2011, or 3.4% and 3.5% of total cash and invested assets, at June 30, 2012 and December 31, 2011, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities:

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2012
	Trading and Other Securities	% of Total	Trading Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$8,372	46%	$140	100%
Significant other observable inputs (Level 2)	8,821	48	—	—
Significant unobservable inputs (Level 3)	1,135	6	—	—

Total estimated fair value	$18,328	100%	$140	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2012, is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In millions)
Balance, beginning of period	$1,280	$1,409
Total realized/unrealized gains (losses) included in earnings	(50)	(28)
Purchases	846	857
Sales	(910)	(1,070)
Transfers into Level 3	5	5
Transfers out of Level 3	(36)	(38)

Balance, end of period	$1,135	$1,135

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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $93 million and $241 million for the three months and six months ended June 30, 2012, respectively, and $170 million and $299 million for the three months and six months ended June 30, 2011, respectively. Impairments of fixed maturity securities were $91 million and $224 million for the three months and six months ended June 30, 2012, respectively, and $123 million and $246 million for the three months and six months ended June 30, 2011, respectively. Impairments of equity securities were $2 million and $17 million for the three months and six months ended June 30, 2012, respectively, and $47 million and $53 million for the three months and six months ended June 30, 2011, respectively.

The Company’s credit-related impairments of fixed maturity securities were $68 million and $141 million for the three months and six months ended June 30, 2012, respectively, and $70 million and $113 million for the three months and six months ended June 30, 2011, respectively.

The Company’s three largest impairments totaled $35 million and $73 million for the three months and six months ended June 30, 2012, respectively, and $56 million and $92 million for the three months and six months ended June 30, 2011, respectively.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $5.4 billion and $14.0 billion for the three months and six months ended June 30, 2012, respectively, and $8.0 billion and $18.4 billion for the three months and six months ended June 30, 2011, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $154 million and $490 million for the three months and six months ended June 30, 2012, respectively, and $266 million and $505 million for the three months and six months ended June 30, 2011, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended June 30, 2012 compared to the three months ended June 30, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $93 million for the three months ended June 30, 2012 as compared to $170 million in the prior period. The decrease in OTTI losses in the current period, as compared to the prior period, primarily reflects intent-to-sell impairments of $91 million in the prior period from the continuing diversification of the portfolio. The most significant decreases were in the financial services and consumer industries within U.S. and foreign corporate fixed maturity securities and the financial services industry within equity securities, which comprised $9 million in fixed maturity and equity impairments in the three months ended June 30, 2012, as compared to $105 million for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $241 million for the six months ended June 30, 2012 as compared to $299 million in the prior period. The most significant decrease in the current period, as compared to the prior period, was in foreign government securities primarily attributable to prior period intent-to-sell impairments of $89 million, while utility industry impairments within U.S. and foreign corporate securities increased $50 million in the current period.

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

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, short-term investments, equity securities and cash and cash equivalents, are loaned to third parties, primarily brokerage firms and commercial banks. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for certain information regarding the Company’s securities lending program.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table of the invested assets on deposit, held in trust and pledged as collateral.

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $58.9 billion and $72.1 billion, or 11.1% and 13.8% of total cash and invested assets, at June 30, 2012 and December 31, 2011, respectively. The decrease of $13.2 billion since December 31, 2011 is primarily due to the Company’s exit from the businesses of originating forward and reverse residential mortgage loans and the de-recognition of the majority of the securitized reverse residential mortgage loans in connection with the sale of the majority of MetLife Bank’s reverse mortgage servicing rights. See Note 3 of the Notes to the Interim Condensed Consolidated Financial

Statements for a table that presents the Company’s mortgage loans held-for-investment of $57.2 billion and $56.9 billion by portfolio segment at June 30, 2012 and December 31, 2011, respectively, as well as the components of the mortgage loans held-for-sale of $1.7 billion and $15.2 billion at June 30, 2012 and December 31, 2011, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of the Company’s commercial and agricultural mortgage loans, 90% are collateralized by properties located in the U.S., with the remaining 10% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at June 30, 2012. The three locations with the most commercial and agricultural mortgage loans were California, New York and Texas at 18%, 10% and 7%, respectively, of total mortgage loans held for investment (excluding commercial mortgage loans held by CSEs) at June 30, 2012. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents over 75% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both June 30, 2012 and December 31, 2011. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
South Atlantic	$8,966	21.9%	$9,022	22.3%
Pacific	7,973	19.4	8,209	20.3
Middle Atlantic	6,412	15.6	6,370	15.8
International	4,955	12.1	4,713	11.7
West South Central	3,492	8.5	3,220	8.0
East North Central	3,110	7.6	2,984	7.3
New England	1,553	3.8	1,563	3.9
Mountain	992	2.4	746	1.8
East South Central	460	1.1	487	1.2
West North Central	338	0.8	365	0.9
Multi-Region and Other	2,784	6.8	2,761	6.8

Total recorded investment	41,035	100.0%	40,440	100.0%

Less: valuation allowances	300		398

Carrying value, net of valuation allowances	$40,735		$40,042

Property Type:
Office	$18,502	45.1%	$18,582	45.9%
Retail	9,669	23.6	9,524	23.6
Apartments	4,303	10.5	4,011	9.9
Industrial	3,224	7.9	3,102	7.7
Hotel	3,181	7.7	3,114	7.7
Other	2,156	5.2	2,107	5.2

Total recorded investment	41,035	100.0%	40,440	100.0%

Less: valuation allowances	300		398

Carrying value, net of valuation allowances	$40,735		$40,042

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

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	June 30, 2012				December 31, 2011
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)				(In millions)
Commercial:
Performing	$40,800	99.4%	$256	0.6%	$40,106	99.1%	$339	0.8%
Restructured (1)	175	0.4	44	25.1%	248	0.6	44	17.7%
Potentially delinquent	60	0.2	—	—%	23	0.1	15	65.2%
Delinquent or under foreclosure	—	—	—	—%	63	0.2	—	—%

Total	$41,035	100.0%	$300	0.7%	$40,440	100.0%	$398	1.0%

Agricultural (2):
Performing	$12,655	98.4%	$34	0.3%	$12,899	98.3%	$41	0.3%
Restructured (3)	47	0.4	7	14.9%	58	0.4	7	12.1%
Potentially delinquent	7	0.1	—	—%	25	0.2	4	16.0%
Delinquent or under foreclosure (3)	139	1.1	18	12.9%	147	1.1	29	19.7%

Total	$12,848	100.0%	$59	0.5%	$13,129	100.0%	$81	0.6%

Residential (4):
Performing	$724	96.9%	$1	0.1%	$664	96.4%	$1	0.2%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	—	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	23	3.1	1	4.3%	25	3.6	1	4.0%

Total	$747	100.0%	$2	0.3%	$689	100.0%	$2	0.3%

(1)	As of June 30, 2012 and December 31, 2011, restructured commercial mortgage loans were comprised of eight and 10 restructured loans, respectively, all of which were performing.

(2)

Of the $12.8 billion of agricultural mortgage loans outstanding at June 30, 2012, 49% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)

As of June 30, 2012 and December 31, 2011, restructured agricultural mortgage loans were comprised of 12 and 11 restructured loans, respectively, all of which were performing. Additionally, as of June 30, 2012 and December 31, 2011, delinquent or under foreclosure agricultural mortgage loans included one and four restructured loans with a recorded investment of $23 million and $13 million, respectively, which were not performing.

(4)	Residential mortgage loans held-for-investment consist primarily of first lien residential mortgage loans.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 59% and 61% at June 30, 2012 and December 31, 2011, respectively, and the average debt service coverage ratio was 2.1x at both June 30, 2012 and December 31, 2011. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For agricultural mortgage loans, the average loan-to-value ratio was 46% and 48% at June 30, 2012 and December 31, 2011, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans. The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate loans. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $34 million and $74 million at June 30, 2012 and December 31, 2011, respectively, and certain of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%.

Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowance” included in the 2011 Annual Report for further information on our mortgage valuation allowance policy.

Real Estate and Real Estate Joint Ventures

Real estate holdings by type consisted of the following:

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,071	83.4%	$5,836	68.2%
Real estate joint ventures and funds	1,109	13.1	2,340	27.3

Real estate and real estate joint ventures	8,180	96.5	8,176	95.5
Foreclosed (commercial, agricultural and residential)	285	3.4	264	3.1

Real estate held-for-investment	8,465	99.9	8,440	98.6
Real estate held-for-sale	12	0.1	123	1.4

Total real estate and real estate joint ventures	$8,477	100.0%	$8,563	100.0%

See also Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $9.0 billion and $7.6 billion at June 30, 2012 and December 31, 2011, respectively.

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. Of the Company’s real estate investments, 83% are located in the United States, with the remaining 17% located outside the United States, at June 30, 2012. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 15%, and 12%, respectively, at June 30, 2012.

Impairments recognized on real estate held-for-investment were $3 million for both the three months and six months ended June 30, 2012. There were no impairments recognized on real estate held-for-investment for the three months and six months ended June 30, 2011. There were no impairments recognized on real estate held-for-sale for the three months ended June 30, 2012 and $4 million for the six months ended June 30, 2012. Impairments recognized on real estate held-for-sale were $1 million for both three months and six months ended June 30, 2011. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on real estate joint ventures and the related carrying value after impairment.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.7 billion and $6.4 billion at June 30, 2012 and December 31, 2011, respectively, which included $1.2 billion and $1.1 billion of hedge funds, at June 30, 2012 and December 31, 2011, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on other limited partnerships and the related carrying value after impairment.

Other Invested Assets

The following table that presents the Company’s other invested assets by type at:

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$16,602	68.4%	$16,200	68.7%
Leveraged leases, net of non-recourse debt	2,209	9.1	2,248	9.5
Tax credit partnerships	1,821	7.5	1,531	6.5
Funds withheld	620	2.6	608	2.6
MSRs	564	2.3	666	2.8
Joint venture investments	213	0.9	171	0.7
Other	2,259	9.2	2,157	9.2

Total	$24,288	100.0%	$23,581	100.0%

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $18.5 billion and $17.3 billion, or 3.5% and 3.3% of total cash and invested assets, at June 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.3 billion and $5.0 billion, or 1.0% of total cash and invested assets, at both June 30, 2012 and December 31, 2011.

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

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at June 30, 2012 and December 31, 2011.

Hedging. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at June 30, 2012 and December 31, 2011.

•	The notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at June 30, 2012 and December 31, 2011.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2012 and 2011.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy. Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2012
	Derivative Assets	% of Total	Derivative Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$19	—%	$289	6%
Significant other observable inputs (Level 2)	15,515	94	3,863	89
Significant unobservable inputs (Level 3)	1,068	6	201	5

Total estimated fair value	$16,602	100%	$4,353	100%

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

Derivatives categorized as Level 3 at June 30, 2012 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps which are cancelable and priced through independent broker quotations; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity contracts that are priced through independent broker quotations. At both June 30, 2012 and December 31, 2011, 5% of the net derivative estimated fair value was priced through independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In millions)
Balance, beginning of period	$627	$1,234
Total realized/unrealized gains (losses) included in:
Earnings	215	(280)
Other comprehensive income (loss)	99	9
Purchases, sales, issuances and settlements	(74)	(96)
Transfer into and/or out of Level 3	—	—

Balance, end of period	$867	$867

The $215 million and ($280) million gain (loss) for the three months and six months ended June 30, 2012 in the table above primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility levels and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. The Company validates the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the gain during the three months ended June 30, 2012 were increases in equity volatility, both historical and implied, and decreases in equity index levels, which in total accounted for approximately 104% of the gain. Changes in the unobservable inputs accounted for an offsetting decline in the gain of approximately (4)%. The primary drivers of the loss during the six months ended June 30, 2012 were decreases in equity volatility, both historical and implied, and increases in equity index levels, which in total accounted for approximately 92% of the loss. Changes in the unobservable inputs accounted for approximately 8% of the loss.

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

The Company’s policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect the Company’s legal right of offset. The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at June 30, 2012:

	June 30, 2012
	Net Derivative Assets	Net Derivative Liabilities
	(In millions)
Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements (1)	$13,310	$624
Cash collateral on OTC Derivatives	(10,817)	(4)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash Collateral (1)	2,493	620
Securities Collateral on OTC Derivatives (2)	(2,959)	(396)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	(466)	224
Estimated Fair Value of Exchange-Traded Derivatives	19	288

Total Estimated Fair Value of Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1),(3)	$(447)	$512

(1)	Includes income accruals on derivatives.

(2)	The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets.

(3)	The negative asset value is due to the customary delay in the timing of collateral movements.

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

Embedded Derivatives. The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	June 30, 2012
	Net Embedded Derivatives Within
	Asset Host Contracts	% of Total	Liability Host Contracts	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	1	—	19	—
Significant unobservable inputs (Level 3)	411	100	4,372	100

Total estimated fair value	$412	100%	$4,391	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In millions)
Balance, beginning of period	$(2,413)	$(4,203)
Total realized/unrealized gains (losses) included in:
Earnings	(1,320)	506
Other comprehensive income (loss)	(64)	39
Purchases, sales, issuances and settlements	(164)	(303)
Transfer into and/or out of Level 3	—	—

Balance, end of period	$(3,961)	$(3,961)

The valuation of guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $608 million and ($636) million for the three months and six months ended June 30, 2012, respectively, and $108 million and $34 million for the three months and six months ended June 30, 2011, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2011 Annual Report.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivative Financial Instruments” included in the 2011 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.

Off-Balance Sheet Arrangements

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further descriptions of such arrangements.

Collateral for Securities Lending and Derivative Financial Instruments

The Company participates in a securities lending program in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The Company has non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $165 million and $371 million at estimated fair value at June 30, 2012 and December 31, 2011, respectively. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for further information on discussion of the Company’s securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

The Company enters into derivative financial instruments to manage various risks relating to its ongoing business operations. The Company has non-cash collateral from counterparties for derivative financial instruments, which can be sold or repledged subject to certain constraints, and has not been recorded on its consolidated balance sheets. The amount of this collateral was $3.0 billion and $2.5 billion at June 30, 2012 and December 31, 2011, respectively, which were held in separate custodial accounts and not recorded on the Company’s consolidated balance sheets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” included in the 2011 Annual Report and “Derivatives” in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of the Company’s derivative financial instruments.

Guarantees

See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other

Additionally, the Company has the following commitments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio:

•	Commitments to Fund Partnership Investments;

•	Mortgage Loan Commitments; and

•	Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” and “Mortgage Loans” in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements and “ — Investments — Real Estate and Real Estate Joint Ventures and Other Limited Partnerships” for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” included in the 2011 Annual Report for further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. In addition, see “Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments” in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on interest rate lock commitments.

Policyholder Liabilities

Policyholder Account Balances

PABs are generally equal to the account value, which includes accrued interest credited, but exclude the impact of any applicable surrender charge that may be incurred upon surrender. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.

Retail. The Life PABs are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies and general account universal life policies. PABs are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the PABs have a guaranteed minimum credited rates between 4.0% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. For Annuities, PABs are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits. PABs are credited interest at a rate set by the Company. Credited rates for deferred annuities are influenced by current market rates, and most of these contracts have a minimum guaranteed rate between 1.0% and 4.0%. See “— Variable Annuity Guarantees.”

The table below presents the breakdown of account value subject to minimum guaranteed credited rates for Retail:

	June 30, 2012
Guaranteed Minimum Credited Rate	Account Value	Account Value at Guarantee
	(In millions)
Life:
Greater than 0% but less than 2%	$53	$53
Equal to 2% but less than 4%	$10,284	$4,068
Equal to or greater than 4%	$10,974	$5,707
Annuities:
Greater than 0% but less than 2%	$3,663	$1,780
Equal to 2% but less than 4%	$34,476	$26,801
Equal to or greater than 4%	$3,047	$2,930

As a result of acquisitions, the Company establishes additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the acquisition date. At June 30, 2012, excess interest reserves were $152 million and $398 million for Life and Annuities, respectively.

Group, Voluntary & Worksite Benefits. PABs are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies, specialized life insurance products for benefit programs and general account universal life policies. PABs are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the PABs have a guaranteed minimum credited rates between 0.5% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

The table below presents the breakdown of account value subject to minimum guaranteed credited rates for Group, Voluntary & Worksite Benefits:

	June 30, 2012
Guaranteed Minimum Credited Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,511	$5,511
Equal to 2% but less than 4%	$2,446	$2,435
Equal to or greater than 4%	$585	$559

Corporate Benefit Funding. PABs are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Inter-Bank Offer Rate (“LIBOR”). MetLife is exposed to interest rate risks, as well as foreign exchange risk when guaranteeing payment of interest and return of principal at the contractual maturity date. The Company may invest in floating rate assets or enter into floating rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. The Company also mitigates its risks by implementing an asset/liability matching policy and seeks to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.

Latin America. PABs are held largely for deferred annuities mainly in Mexico and Brazil, and for universal life products mainly in Mexico. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

Asia. PABs are held largely for fixed income retirement and savings plans and, to a lesser degree, amounts for unit-linked-type funds in certain countries that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are established in accordance with derivatives and hedging guidance and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder. See “— Variable Annuity Guarantees.”

EMEA. PABs are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Where there are interest rate guarantees, these liabilities are generally impacted by sustained periods of low interest rates. The Company mitigates its risks by implementing an asset/liability matching policy. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

Corporate & Other. Variable annuity guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits were assumed from a former operating joint venture in Japan. Liabilities for these guarantees are recorded at estimated fair value and included in PABs. The Company mitigates its risks by hedging its variable annuity guarantees. Liabilities are impacted by changes in the fair value of the associated underlying investments of variable annuity funds, lapse experience and capital market volatility. See “— Variable Annuity Guarantees.”

Variable Annuity Guarantees

The Company issues, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.

Guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits, the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and the portion of certain GMIB that do not require annuitization.

The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

The table below contains the carrying value for guarantees included in PABs at:

	June 30, 2012	December 31, 2011
	(In millions)
The Americas:
Guaranteed minimum accumulation benefit	$41	$52
Guaranteed minimum withdrawal benefit	650	710
Guaranteed minimum income benefit	640	988
Asia:
Guaranteed minimum accumulation benefit	9	11
Guaranteed minimum withdrawal benefit	209	175
EMEA:
Guaranteed minimum accumulation benefit	138	168
Corporate & Other:
Guaranteed minimum accumulation benefit	463	515
Guaranteed minimum withdrawal benefit	2,097	1,825

Total	$4,247	$4,444

The carrying amounts above include a nonperformance risk adjustment of $2.2 billion and $2.9 billion at June 30, 2012 and December 31, 2011, respectively.

The nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. Therefore, the amount of the nonperformance risk adjustment is a function of both the size of the economic liability and credit spreads. In certain periods, changes in the nonperformance risk adjustment can be a significant driver of net derivative gains (losses). Additionally, changes in the underlying cash flows can have a greater impact on the nonperformance risk adjustment than changes in credit spreads. The nonperformance risk adjustment does not have an economic impact on the Company as it cannot be monetized given the nature of these policyholder liabilities.

The estimated fair value of guarantees accounted for as embedded derivatives can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. The Company uses derivative instruments and reinsurance to mitigate the risk of loss and the volatility of net income arising from these market factors. The change in valuation arising from the nonperformance risk adjustment is not hedged.

The table below presents the estimated fair value of the derivatives hedging guarantees accounted for as embedded derivatives:

		June 30, 2012			December 31, 2011
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
	Instrument Type		Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$23,489	$2,246	$725	$22,719	$1,869	$598
	Interest rate futures	10,408	12	23	11,126	17	16
	Interest rate options	11,440	552	5	11,372	567	6
Foreign currency	Foreign currency forwards	2,287	61	10	2,311	41	4
	Foreign currency futures	281	2	1	177	—	—
Equity market	Equity futures	5,321	1	173	4,916	15	10
	Equity options	18,306	3,261	196	16,367	3,239	177
	Variance swaps	19,112	196	143	18,402	390	75
	Total rate of return swaps	1,252	22	29	1,274	8	31

	Total	$91,896	$6,353	$1,305	$88,664	$6,146	$917

Guarantees, including portions thereof, have liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include Guaranteed Minimum Death Benefits, the life-contingent portion of certain GMWB, and the portion of GMIB that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize deferred acquisition costs. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the Company updates the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

The table below contains the carrying value for guarantees included in future policy benefits at:

	June 30, 2012	December 31, 2011
	(In millions)
The Americas:
Guaranteed minimum death benefit	$307	$260
Guaranteed minimum income benefit	826	722
Asia:
Guaranteed minimum death benefit	11	12
Guaranteed minimum income benefit	139	133
EMEA:
Guaranteed minimum death benefit	4	4
Guaranteed minimum income benefit	15	17
Corporate & Other:
Guaranteed minimum death benefit	127	102

Total	$1,429	$1,250

The carrying amount of guarantees accounted for as insurance liabilities can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The Company uses reinsurance in combination with derivative instruments to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. Derivative instruments used for risk mitigation are primarily equity futures, equity options and variance swaps.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at June 30, 2012 and December 31, 2011. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future.

While the Company believes that the reinsurance and hedging strategies employed for guarantees included in both PABs and in future policy benefits, as well as other risk management actions, have mitigated the risks related to these benefits, the Company remains liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of the Company’s reinsurance agreements and most derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which significantly reduce the exposure to counterparty risk. In addition, the Company is subject to the risk that hedging and other risk management actions prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and global markets continue to experience significant volatility that may affect our financing costs and market interest for our securities.

For the last several quarters, concerns about capital markets and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries have been a cause of elevated levels of market volatility. The Japanese economy, to which we face substantial exposure given our operations there, continues to be weak. Disruptions to the Japanese economy are possible and may have negative impacts on the overall global economy, not all of which can be foreseen. Financial markets continue to be affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic government spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends” and “— Investments — Current Environment.” See also “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities, and (ii) cash collateral received from counterparties in connection with derivative instruments. At June 30, 2012 and December 31, 2011, the Company’s short-term liquidity position was $20.4 billion and $16.2 billion, respectively. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities. See “ — Investments — Current Environment.”

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

MetLife’s 2012 capital plan, as submitted to the Federal Reserve for approval in January 2012 as part of the Federal Reserve Board’s 2012 Comprehensive Capital Analysis and Review, was created in accordance with MetLife’s capital policy. In June 2012, the Federal Reserve Board granted MetLife, Inc. an extension of time until September 30, 2012 to resubmit its capital plan under the capital plans rule. See “— Industry Trends.”

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

Summary of Primary Sources and Uses of Liquidity and Capital

The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Sources:
Net cash provided by operating activities	$12,102	$6,788
Net cash provided by changes in policyholder account balances	4,335	3,829
Net cash provided by changes in payables for collateral under securities loaned and other transactions	6,586	2,807
Long-term debt issued	—	1,221
Cash received in connection with collateral financing arrangements	—	100
Net change in liability for securitized reverse residential mortgage loans	1,116	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	79	73
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	146

Total sources	24,218	17,914

Uses:
Net cash used in investing activities	12,777	16,893
Net cash used for changes in bank deposits	3,717	341
Net cash used for short-term debt repayments	585	204
Long-term debt repaid	1,022	715
Collateral financing arrangements repaid	349	—
Cash paid in connection with collateral financing arrangements	44	—
Debt issuance costs	—	1
Redemption of convertible preferred stock	—	2,805
Preferred stock redemption premium	—	146
Dividends on preferred stock	61	61
Net cash used in other, net	47	121
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	42	—

Total uses	18,644	21,287

Net increase (decrease) in cash and cash equivalents	$5,574	$(3,373)

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

Liquid Assets. An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At June 30, 2012 and December 31, 2011, the Company had $284.2 billion and $258.9 billion, respectively, in liquid assets. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Invested Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources. Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•

MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both June 30, 2012 and December 31, 2011, MetLife Funding had a tangible net worth of $12 million. At both June 30, 2012 and December 31, 2011, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $101 million. At both June 30, 2012 and December 31, 2011, MetLife, Inc. had no outstanding liabilities for its commercial paper program.

•

MetLife Bank is a depository institution that is approved to use the FRB of NY Discount Window borrowing privileges. At both June 30, 2012 and December 31, 2011, MetLife Bank had no liability for advances from the FRB of NY under this facility. For further discussion of MetLife, Inc.’s status as a bank holding company, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

•

MetLife Bank has historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”) to meet variable funding requirements from residential mortgage originations, to term fund certain assets, and as an alternate source of liquidity. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. At June 30, 2012 and December 31, 2011, MetLife Bank had outstanding advances from the FHLB of NY of $0 and $4.8 billion, respectively. In April 2012, MetLife Bank transferred cash to MLIC related to $3.8 billion of outstanding advances, and MLIC assumed the associated obligations under terms similar to those of the transferred advances. In connection with the MetLife Bank Events, there will be timing differences in MetLife Bank’s cash flows giving rise to short-term liquidity needs. In order to meet these needs, MetLife, Inc. will provide MetLife Bank with temporary liquidity support through a combination of internally and externally sourced funds. See “— MetLife, Inc. — Capital” and “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

•

The Company had obligations under advances evidenced by funding agreements with the FHLB of NY of $13.9 billion and $11.7 billion at June 30, 2012 and December 31, 2011, respectively, for MLIC, which are included in PABs. During the six months ended June 30, 2012 and 2011, the Company issued $11.7 billion and $3.9 billion and repaid $9.5 billion and $4.4 billion, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. In connection with the aforementioned MetLife Bank transfer of advances agreements and associated transfer of cash to MLIC in April 2012, MLIC issued funding agreements to the FHLB of NY under similar terms, which are included in the total issuances for the six months ended June 30, 2012.

•

The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $450 million at both June 30, 2012 and December 31, 2011, for MetLife Insurance Company of Connecticut (“MICC”), which are included in PABs. During the six months ended June 30, 2012 and 2011, the Company issued $0 and $325 million and repaid $0 and $25 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) of $1.5 billion and $695 million at June 30, 2012 and December 31, 2011, respectively, for General American Life Insurance Company and MetLife Investors Insurance Company, which are included in PABs. During the six months ended June 30, 2012 and 2011, the Company issued $1.5 billion and $650 million and repaid $775 million and $50 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2012 and 2011, the Company issued $20.6 billion and $20.3 billion and repaid $17.3 billion and $18.8 billion, respectively, of such funding agreements. At June 30, 2012 and December 31, 2011, funding agreements outstanding, which are included in PABs, were $29.0 billion and $25.5 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued was $2.8 billion at both June 30, 2012 and December 31, 2011, which is included in PABs. During the six months ended June 30, 2012 and 2011, the Company issued $0 and $500 million and repaid $0 and $500 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Outstanding Debt. The following table summarizes the outstanding debt of the Company at:

	June 30, 2012	December 31, 2011
	(In millions)
Short-term debt	$101	$686
Long-term debt (1)	$16,058	$20,624
Collateral financing arrangements	$4,196	$4,647
Junior subordinated debt securities	$3,192	$3,192

(1)

Excludes $2.8 billion and $3.1 billion at June 30, 2012 and December 31, 2011, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings. During the six months ended June 30, 2012 and 2011, MetLife Bank received advances related to long-term borrowings totaling $0 and $1.2 billion, respectively, from the FHLB of NY. During the six months ended June 30, 2012 and 2011, MetLife Bank received advances related to short-term borrowings totaling $150 million and $5.4 billion, respectively, from the FHLB of NY.

Collateral Financing Arrangements. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

Credit and Committed Facilities. The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at June 30, 2012. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2012, the Company had outstanding $3.0 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.0 billion at June 30, 2012.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At June 30, 2012, the Company had outstanding $5.9 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.7 billion at June 30, 2012.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants. Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at June 30, 2012.

Common Stock. During the six months ended June 30, 2012 and 2011, the Holding Company issued 4,229,541 and 2,983,291 new shares of common stock for $135 million and $97 million, respectively, to satisfy various stock option exercises and other stock-based awards.

Liquidity and Capital Uses

Debt Repayments. On June 29, 2012, MetLife, Inc. repaid its $397 million senior note with an interest rate of three-month LIBOR + 0.32%. During the six months ended June 30, 2012 and 2011, MetLife Bank made repayments of $374 million and $340 million, respectively, to the FHLB of NY related to long-term borrowings. During the six months ended June 30, 2012 and 2011, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $735 million and $5.5 billion, respectively.

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

Insurance Liabilities. The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2012 and 2011, general account surrenders and withdrawals from annuity products were $2.3 billion and $1.8 billion, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at June 30, 2012 there were $3.2 billion of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder was subject to a notice period of five months or greater. An additional $63 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for Preferred Stock is as follows for the six months ended June 30, 2012:

	Record Date	Payment Date	Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
May 15, 2012	May 31, 2012	June 15, 2012	$0.2555555	$7	$0.4062500	$24
March 5, 2012	February 29, 2012	March 15, 2012	$0.2527777	6	$0.4062500	24

				$13		$48

Residential Mortgage Loans Held-for-Sale. At June 30, 2012 and December 31, 2011, the Company held $1.7 billion and $15.2 billion, respectively, in residential mortgage loans held-for-sale. Securitized reverse residential mortgage loans were funded through issuance of GNMA securities, for which the corresponding liability at June 30, 2012 and December 31, 2011 of $259 million and $7.7 billion, respectively, is included in other liabilities. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Investment and Other. Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. At June 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $10.8 billion and $9.5 billion, respectively. See “— Investments — Derivative Financial Instruments — Credit Risk.” With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $100 million at June 30, 2012. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending. The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, short-term investments, equity securities and cash and cash equivalents, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $29.5 billion and $24.2 billion at June 30, 2012 and December 31, 2011, respectively. Of these amounts, $5.9 billion and $2.7 billion at June 30, 2012 and December 31, 2011, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2012 was $22.4 billion, of which $13.9 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” included in the 2011 Annual Report for additional information on the Company’s contractual obligations.

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

In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. See “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

Litigation. Putative or certified class action litigation and other litigation, and claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

MetLife, Inc.

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of June 30, 2012, all of MetLife, Inc.’s and MetLife Bank’s risk-based and leverage capital ratios met the federal banking regulatory agencies’ “well capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, such as the enhanced prudential standards under proposed Regulation YY, the adoption of the Bank Capital NPRs and other regulatory initiatives will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Regulatory Developments — Regulatory Developments Applicable to Bank Holding Companies,” “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” as well as “Business — U.S. Regulation” included in the 2011 Annual Report. See Note 2 to the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s progress toward deregistering as a bank holding company. If MetLife is able to deregister as a bank holding company, it may be subject to some of the same or other enhanced regulatory requirements if, in the future, it is designated as a non-bank SIFI or as a G-SII. See “— Industry Trends – Regulatory Developments – Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2012
Company	Paid		Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$—		$1,350
American Life Insurance Company	$1,000	(2)	$168
MetLife Insurance Company of Connecticut	$202	(3)	$504
Metropolitan Tower Life Insurance Company	$—		$82
MetLife Investors Insurance Company	$—		$18
Delaware American Life Insurance Company	$—		$12

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the six months ended June 30, 2012, except as described for American Life and MICC.

(2)

During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the Company’s restructuring of American Life’s business in Japan. The dividend may be paid in installments by November 30, 2012. Subsequently, $1.5 billion was remitted to American Life. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Of this approved amount, $1.0 billion was paid to MetLife, Inc. as an extraordinary dividend, during May 2012, which included the $168 million otherwise permitted to be paid without approval later in 2012, due to the timing of such dividend.

(3)

During June 2012, MICC distributed shares of an affiliate to MetLife, Inc. as an in-kind extraordinary dividend of $202 million as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. Remaining dividends permitted to be paid in 2012 without regulatory approval total $302 million.

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

Liquid Assets. An integral part of MetLife, Inc.’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; and (ii) cash collateral received from counterparties in connection with derivative instruments. At June 30, 2012 and December 31, 2011, MetLife, Inc. and other MetLife holding companies had $5.3 billion and $4.6 billion, respectively, in liquid assets. In addition, MetLife, Inc. has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it. At June 30, 2012 and December 31, 2011, MetLife, Inc. had pledged $434 million and $449 million, respectively, of liquid assets under collateral support agreements.

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

We continuously monitor and adjust our liquidity and capital plans in light of changing requirements and market conditions.

Long-term Debt. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2012	December 31, 2011
	(In millions)
Long-term debt — unaffiliated	$15,280	$15,666
Long-term debt — affiliated	$500	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at June 30, 2012.

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

Affiliated Capital Transactions. During the six months ended June 30, 2012 and 2011, MetLife, Inc. invested an aggregate of $826 million and $1.1 billion, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. In March 2012, American Life issued a note to MetLife, Inc. for $175 million which American Life repaid on June 29, 2012. At December 31, 2011, MetLife, Inc. did not have any loans to subsidiaries outstanding.

Debt Repayments. On June 29, 2012, MetLife, Inc. repaid a $397 million senior note with an interest rate of three-month LIBOR + 0.32%. MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Senior Notes” included in the 2011 Annual Report.

Support Agreements. The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. is required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements once its FDIC insurance has been terminated and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage, measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Global Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investments Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Global Risk Management. MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee including the following voting members: the Chief Financial Officer, the Chief Investment Officer and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Global Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer, who reports to MetLife’s Chief Executive Officer. The Global Risk Management Department’s primary responsibilities consist of:

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

The ALM process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Global Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Foreign Currency Exchange Rates. The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios and liabilities are the Euro, the Japanese yen, the British pound and the Mexican peso. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Japanese yen, the Polish zloty, the Mexican peso, the British pound, the Australian dollar, the Euro and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2011 Annual Report.

Equity Market. The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs, along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. The Company also manages equity market risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

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

•

The Company’s Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investments Department.

•

The Investments Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•	The segments’ management is responsible for establishing limits and managing any foreign exchange rate exposure caused by the sale or issuance of insurance products.

MetLife uses foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and the volatility of net income associated with its investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

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

Hedging Activities. MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•

Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•

Minimum Interest Rate Guarantees — For certain liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•

Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•

Foreign Currency Exchange Rate Risk — The Company uses currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges primarily swap foreign currency exchange rate denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars.

•

General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at June 30, 2012. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non-trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at June 30, 2012:

June 30, 2012
(In millions)
Non-trading:
Interest rate risk	$5,502
Foreign currency exchange rate risk	$4,948
Equity market risk	$275
Trading:
Interest rate risk	$4
Foreign currency exchange rate risk	$539

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at June 30, 2012 by type of asset or liability:

	June 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$366,339	$(4,700)
Equity securities		2,882	—
Trading and other securities		18,328	(4)
Mortgage loans:
Held-for-investment		57,129	(206)
Held-for-sale		1,481	—

Mortgage loans, net		58,610	(206)
Policy loans		14,432	(110)
Other limited partnership interests (2)		1,426	—
Short-term investments		18,526	(1)
Other invested assets:
Mortgage servicing rights		564	37
Other		1,472	—
Cash and cash equivalents		16,035	—
Accrued investment income		4,404	—
Premiums, reinsurance and other receivables		4,883	(262)
Other assets		282	(8)
Net embedded derivatives within asset host contracts (3)		412	(16)
Mortgage loan commitments	$3,858	35	(27)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,426	22	—

Total Assets			$(5,297)

Liabilities (4):
Policyholder account balances		$160,388	$720
Payables for collateral under securities loaned and other transactions		40,302	—
Bank deposits		6,832	—
Short-term debt		101	—
Long-term debt		18,144	171
Collateral financing arrangements		3,792	—
Junior subordinated debt securities		3,620	103
Other liabilities:
Trading liabilities		140	3
Other		6,432	—
Net embedded derivatives within liability host contracts (3)		4,391	458

Total Liabilities			$1,455

Derivative Instruments:
Interest rate swaps	$95,755	$6,875	$(1,142)
Interest rate floors	$23,866	1,119	(79)
Interest rate caps	$46,045	54	14
Interest rate futures	$14,350	(35)	(74)
Interest rate options	$16,002	922	(215)
Interest rate forwards	$1,377	185	(45)
Synthetic GICs	$4,506	—	—
Foreign currency swaps	$16,841	(28)	6
Foreign currency forwards	$9,237	154	1
Currency futures	$934	1	—
Currency options	$2,551	(19)	(1)
Credit default swaps	$13,803	88	—
Equity futures	$7,682	(235)	—
Equity options	$20,315	3,106	(126)
Variance swaps	$19,833	72	(3)
Total rate of return swaps	$2,007	(10)	—

Total Derivative Instruments			$(1,664)

Net Change			$(5,506)

(1)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	Represents only those investments accounted for using the cost method.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(4)

The table above excludes $204.2 billion of liabilities pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

The measurement of sensitivity to interest rate risk has increased by $1.2 billion, or 28%, to $5.5 billion at June 30, 2012 from $4.3 billion at December 31, 2011. This change was primarily driven by net embedded derivatives within liability host contracts and the use of derivatives employed by the Company. This was partially offset by a decrease in interest rates across the long end of the swaps and U.S. Treasury curves.

Sensitivity Analysis: Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at June 30, 2012 by type of asset or liability:

	June 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$366,339	$(8,338)
Equity securities		2,882	(118)
Trading and other securities		18,328	(539)
Mortgage loans:
Held-for-investment		57,129	(401)
Held-for-sale		1,481	—

Mortgage loans, net		58,610	(401)
Policy loans		14,432	(195)
Other limited partnership interests		1,426	(12)
Short-term investments		18,526	(238)
Other invested assets:
Mortgage servicing rights		564	—
Other		1,472	(116)
Cash and cash equivalents		16,035	(110)
Accrued investment income		4,404	(11)
Premiums, reinsurance and other receivables		4,883	(144)
Other assets		282	(7)

Total Assets			$(10,229)

Liabilities (2):
Policyholder account balances		$160,388	$3,470
Bank deposits		6,832	—
Long-term debt		18,144	132
Payable for collateral under securities loaned and other transactions		40,302	53
Other liabilities		6,432	160
Net embedded derivatives within liability host contracts (3)		4,391	249

Total Liabilities			$4,064

Derivative Instruments:
Interest rate swaps	$95,755	$6,875	$(42)
Interest rate floors	$23,866	1,119	—
Interest rate caps	$46,045	54	—
Interest rate futures	$14,350	(35)	(5)
Interest rate options	$16,002	922	(19)
Interest rate forwards	$1,377	185	—
Synthetic GICs	$4,506	—	—
Foreign currency swaps	$16,841	(28)	779
Foreign currency forwards	$9,237	154	97
Currency futures	$934	1	(85)
Currency options	$2,551	(19)	78
Credit default swaps	$13,803	88	—
Equity futures	$7,682	(235)	13
Equity options	$20,315	3,106	(138)
Variance swaps	$19,833	72	—
Total rate of return swaps	$2,007	(10)	—

Total Derivative Instruments			$678

Net Change			$(5,487)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk. Additionally, separate account assets and liabilities which are foreign currency exchange rate sensitive are not included herein as any foreign currency exchange rate risk is borne by the holder of the separate account.

(2)

The table above excludes $204.2 billion of liabilities pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

The measurement of sensitivity to foreign currency exchange rate risk increased by $454 million, or 9%, to $5.5 billion at June 30, 2012 from $5.0 billion at December 31, 2011. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities) policyholder account balances and net embedded derivatives within liability host contracts. The Company has higher net exposures primarily to the Australian dollar. This was partially offset by a decrease in risk due to the use of derivatives employed by the Company.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at June 30, 2012 by type of asset or liability:

	June 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets:
Equity securities		$2,882	$354
Net embedded derivatives within asset host contracts (2)		412	(18)

Total Assets			$336

Liabilities:
Policyholder account balances		$160,388	$—
Bank deposits		6,832	—
Net embedded derivatives within liability host contracts (2)		4,391	780

Total Liabilities			$780

Derivative Instruments:
Interest rate swaps	$95,755	$6,875	$—
Interest rate floors	$23,866	1,119	—
Interest rate caps	$46,045	54	—
Interest rate futures	$14,350	(35)	—
Interest rate options	$16,002	922	—
Interest rate forwards	$1,377	185	—
Synthetic GICs	$4,506	—	—
Foreign currency swaps	$16,841	(28)	—
Foreign currency forwards	$9,237	154	—
Currency futures	$934	1	—
Currency options	$2,551	(19)	—
Credit default swaps	$13,803	88	—
Equity futures	$7,682	(235)	(773)
Equity options	$20,315	3,106	(431)
Variance swaps	$19,833	72	14
Total rate of return swaps	$2,007	(10)	(201)

Total Derivative Instruments			$(1,391)

Net Change			$(275)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk. Additionally, separate account assets and liabilities which are equity market sensitive are not included herein as any equity market risk is borne by the holder of the separate account.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

The measurement of sensitivity to equity price risk increased by $238 million to $275 million at June 30, 2012 from $37 million at December 31, 2011. This change was primarily due to the use of derivatives employed by the Company, partially offset by net embedded derivatives within liability host contracts.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2012 (as revised, the “2011 Annual Report”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the six months ended June 30, 2012 and 2011, MLIC received approximately 2,491 and 2,306 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2012.

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

On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3,200,000 for the deficiencies in servicing of residential mortgage loans and processing foreclosures at MetLife Bank that were the subject of the 2011 consent decree.

MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June 2012, MetLife Bank received a Civil Investigative Demand that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

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

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida. In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in

Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In June 2012, the EPA, MLIC, and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The June 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

Metco Site, Hicksville, Nassau County, New York. On February 22, 2012, the New York State Department of Environmental Conservation issued a notice to MLIC, as purported successor in interest to New England Mutual, that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. MLIC has responded to the Department of Environmental Conservation and asserted that it is not a potentially responsible party under the law.

Unclaimed Property Inquiries and Related Litigation

In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to the Company. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until January 18, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $1.6 billion. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $110,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. MetLife, Inc. and MLIC have moved to dismiss the action.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (District Court, County of Hennepin, MN, filed January 31, 2011). Alleging that MetLife, Inc. and another company have violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator has brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. Based on the allegations in the complaint, it appears that plaintiff may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until March 22, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, is $228 million. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $130,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. MetLife, Inc. and MLIC have moved to dismiss the action.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. In May 2012, plaintiff amended the complaint to add defendants including members of the MetLife, Inc. Board of Directors and several other parties and to add claims for violations of the Securities Act of 1933. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et. al. (Circuit Court, Jefferson County, Alabama, filed July 5, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012).The two federal court actions have been consolidated and have been stayed pending further order of the court. Plaintiffs in all four actions allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations.

Total Control Accounts Litigation and Regulatory Actions

MLIC is a defendant in a consolidated lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011). These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance (“FEGLI”) program. Specifically, plaintiffs allege that under the terms of the FEGLI policy, MLIC is required to make “immediate” payment of death benefits in “one sum.” MLIC, plaintiff alleges, breached this duty by instead retaining the death benefits in its general investment account and sending beneficiaries a “book of drafts” known as the “TCA Money Market Option” as the only means by which funds can be accessed. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has stayed. On April 28, 2011, the court denied MLIC’s motion to dismiss. On May 4, 2012, MLIC moved for summary judgment.

Various state regulators have also taken actions with respect to retained asset accounts. The Department of Financial Services issued a circular letter on March 29, 2012 stating that an insurer should only use a retained asset account when a policyholder or beneficiary affirmatively chooses to receive life insurance proceeds through such an account and providing for certain disclosures to a beneficiary, including that payment by a single check is an option. In connection with an ongoing market conduct exam, MLIC has entered into a consent order with the Minnesota Department of Commerce regarding MLIC’s use of TCAs as a default option.

Other U.S. Litigation

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint.

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

The following, together with the information under “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Financial markets have recently been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect our ability to meet liquidity needs and obtain capital. In addition, a recession in the U.S. could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments and could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” included in the 2011 Annual Report.

In August 2011, Standard & Poor’s Rating Services downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s Investors Service (“Moody’s”) affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable. In November 2011, Fitch Ratings affirmed its AAA rating on U.S. Treasury securities but changed its U.S. credit rating outlook to negative from stable, citing the failure of a special Congressional committee to agree on certain deficit reduction measures. Further rating agency downgrades of U.S. Treasury securities are possible.

As a result of downgrades of U.S. Treasury securities, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with uncertainty regarding the fiscal cliff, would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “Risk Factors — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future,” “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position” included in the 2011 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation” included in the 2011 Annual Report and Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Industry Trends – Regulatory Developments.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S. insurance subsidiaries are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2011 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In July 2012, our New York domestic insurers received, as part of an industry-wide inquiry, a request from the Department of Financial Services to provide information regarding their use of affiliated captives or off-shore entities to reinsure insurance risks. Like many life insurance companies, MetLife utilizes captive reinsurers in order to comply with certain reserve requirements related to universal life and term life insurance policies. The financing arrangements with the captives support non-economic reserves, representing reserves required by regulation but above our estimate of needed reserves. If the Department of Financial Services or other state insurance regulators determine to restrict the use of such captives for purposes of funding reserve requirements related to universal life and term life insurance policies, it could impair MetLife’s ability to write such products or require MetLife to increase prices on such products unless alternate reserve funding solutions are found.

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. The Federal Reserve Board has also proposed that it be given authority to compel insurance companies to take prompt corrective action in certain circumstances if they are part of a large bank holding company or of a company that has been designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI. It also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, effective July 21, 2012, Dodd-Frank imposes prohibitions on the Federal Deposit Insurance Corporation (the “FDIC”) -insured depository institutions (such as MetLife Bank) and their affiliates from engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). If and when MetLife Bank’s FDIC insurance is terminated, MetLife, Inc. and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were they to be designated non-bank SIFIs. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Bank of New York and the Federal Reserve Board, (collectively, the “Federal Reserve”), to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Affecting Investment Activities and Derivatives, including the Volcker Rule,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs,” as well as “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” included in the 2011 Annual Report.

Banking and Bank Holding Company Regulation. As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the OCC and the Consumer Financial Protection Bureau (“CFPB”), and secondarily by the Federal Reserve and the FDIC.

•	Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things:

•	chartering to carry on business as a bank;

•	the permissibility of certain activities;

•	maintaining minimum capital ratios;

•	capital management in relation to the bank’s assets;

•	dividend payments and repurchases of securities, including common stock;

•	safety and soundness standards;

•	loan loss and other related liabilities;

•	liquidity;

•	financial reporting and disclosure standards;

•	counterparty credit concentration;

•	restrictions on related party and affiliate transactions;

•	lending limits (and, in addition, Dodd-Frank includes the credit exposures arising from securities lending by MetLife Bank within lending limits otherwise applicable to loans);

•	payment of interest;

•	unfair or deceptive acts or practices;

•	mortgage servicing practices;

•	privacy; and

•	relationships with MetLife, Inc. in its capacity as a bank holding company and potentially with other investors in connection with a change in control of MetLife Bank.

Federal banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank and, thus, could have a material adverse effect on the financial condition and results of operations of MetLife Bank.

Since 2008, MetLife Bank has been engaged in the forward and reverse residential mortgage origination and servicing business. In January 2012, MetLife, Inc. announced that it was exiting the business of originating forward residential mortgages and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgages and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. On June 29, 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities. See Note 2 to the Notes to the Interim Condensed Consolidated Financial Statements.

State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry.

Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan origination, modification and loss mitigation practices. See “— The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Mortgage and Foreclosure-Related Exposures.”

In addition, Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate consumer services provided by MetLife Bank and non-insurance consumer services provided elsewhere throughout MetLife. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Consumer Protection Laws” included in the 2011 Annual Report. We cannot predict how regulation by the CFPB might affect our business.

In June 2012, the OCC, Federal Reserve Board and the FDIC published three notices of proposed rulemaking (the “Bank Capital NPRs”) that would revise and replace the agencies’ current capital rules with rules consistent with (i) the final rules for increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc., published by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2010 (“Basel III”), as well as the applicable sections of Dodd-Frank, (ii) a series of revisions adopted by the Basel Committee to the market risk capital requirements for exposures in a banking organization’s trading book in 2005, 2009 and 2010 (collectively, “Basel II.5”), and (iii) the market risk capital requirements as initially published by the Basel Committee in June 2004 (“Basel II”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Regulatory Developments.” It is possible that even more stringent capital and liquidity requirements could be imposed on us if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI.

In December 2011, the Federal Reserve Board issued a notice of proposed rulemaking related to enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. The ability of MetLife Bank and MetLife, Inc., as a bank holding company, to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the adoption of the Bank Capital NPRs and other regulatory initiatives if MetLife, Inc. is unable to de-register as a bank holding company before the requirements become effective. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends,” as well as “Business — U.S. Regulation” and “Business — International Regulation” included in the 2011 Annual Report. The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks, which are to be phased in for U.S. banks beginning in 2016 and will become fully effective in 2019 if they are endorsed and adopted by the U.S. banking regulators. These rules were not included in the Bank Capital NPRs.

The Federal Reserve’s capital plans rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large bank holding companies, including MetLife, Inc. In January 2012, we submitted to the Federal Reserve a comprehensive capital plan, as mandated by the capital plans rule, and additional information required by the 2012 CCAR. The capital plan projected MetLife’s capital levels to the end of 2013 under baseline and stress scenarios, including a stress scenario developed and provided by the Federal Reserve as part of the 2012 CCAR. In March 2012, the Federal Reserve, based on its assessment, objected to the incremental capital actions described in MetLife’s capital distribution plan, which included a proposed stock repurchase and dividend increase. In June 2012, the Federal Reserve Board granted MetLife, Inc. an extension of time until September 30, 2012 to resubmit its capital plan under the capital plans rule. If MetLife, Inc. remains a bank holding company, or if it is designated a non-bank systemically important financial institution and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal Reserve will approve its future capital plans. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position.

Under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., are required to be “well capitalized” and “well managed” as defined by the Federal Reserve, on a consolidated basis, and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. If MetLife, Inc. or MetLife Bank is unable to meet these standards, we could be subject to activity restrictions, including restrictions on mergers and acquisitions, ultimately be required to divest certain operations and be restricted in our ability to pay dividends, repurchase common stock or other securities, or engage in transactions that could affect our capital or need for capital. See “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” included in the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Regulatory Developments – Regulatory Developments Applicable to Bank Holding Companies.”

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank. The transaction is subject to the receipt of regulatory approvals from the FDIC and to the satisfaction of other customary closing conditions. The Utah Department of Financial Institutions has approved the transaction and the OCC has granted approval of a change in the composition of all or substantially all of MetLife Bank’s assets in connection with the transaction. GE Capital Bank has filed an application with the FDIC seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed an application with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Bank of the deposits to be transferred to it). The parties have each responded to questions on their applications from the staff of the FDIC, and GE Capital Bank is in the process of responding to recent additional requests from the FDIC. The parties are awaiting action by the FDIC on their applications. Additionally, in January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgages and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgages and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. On June 29, 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Once MetLife Bank has completely exited its depository business, MetLife, Inc. plans to terminate MetLife Bank’s FDIC insurance, putting MetLife, Inc. in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI, we would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY.

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If MetLife, Inc. meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife, Inc. is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife, Inc. succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs,” as well as “Business — U.S. Regulation — Financial Holding Company Regulation” included in the 2011 Annual Report.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessments for banks with assets of $10 billion or more, which includes MetLife Bank. In addition, large bank holding companies and non-bank SIFIs can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and, under a proposal of the U.S. Treasury published on January 3, 2012, will be assessed to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. See “— Dodd-Frank Provides for the Resolution or Liquidation of Certain Types of Financial Institutions, Including Bank Holding Companies Like MetLife, Inc.”

Regulation of Brokers and Dealers. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2011 Annual Report.

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation” included in the 2011 Annual Report, as well as “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions.

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

In May 2012, as part of the global initiative to identify global systemically important financial institutions, the International Association of Insurance Supervisors (“IAIS”) published a proposed assessment methodology for designating global systemically important insurers (“G-SIIs”). Any insurers identified by the IAIS as G-SIIs would be subject to additional policy measures. These policy measures will be subject to a subsequent IAIS consultation paper to be released later in 2012, but the IAIS has indicated that they could include higher capital requirements, enhanced supervision (including more detailed and frequent reporting and removal of barriers to orderly resolution of the G-SII), as well as additional measures to improve the degree of self-sufficiency of a G-SII’s different business segments (including separate legal structures for traditional insurance and non-traditional or non-insurance activities, and restrictions on intercompany subsidies). The IAIS expects to publish the first list of G-SIIs in November 2013. If MetLife, Inc. were identified as a G-SII, its competitive position relative to other life insurers that were not so designated could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Regulatory Developments – Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability,” as well as “Business — International Regulation” included in the 2011 Annual Report.

Summary. From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2011 Annual Report.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Dodd-Frank Provides for the Resolution or Liquidation of Certain Types of Financial Institutions, Including Bank Holding Companies Like MetLife, Inc.

Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies and non-bank SIFIs, if MetLife, Inc. remains a bank holding company or is designated a non-bank SIFI and if it were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Applicable to Bank Holding Companies.” For this new regime to be applicable, a number of determinations would have to be made, including that a default by MetLife, Inc. would have serious adverse effects on financial stability in the United States. In these circumstances, if the FDIC were to be appointed as the receiver for MetLife, Inc., liquidation would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. Under the new liquidation authority, unsecured creditors and shareholders are intended to bear the failed institution’s losses, and the FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from the purpose of a bankruptcy trustee under the Bankruptcy Code. The final rule on orderly liquidation authority makes the priority of payments for unsecured creditors in such a liquidation substantially consistent with the Bankruptcy Code, and provides that contractual subordination agreements will be respected. These provisions could also affect our position as a creditor of other financial institutions that may be liquidated by the FDIC under these provisions of Dodd-Frank. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank systematically important financial companies supervised by the Federal Reserve, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. If a financial company is liquidated under this authority, we could be assessed for a portion of the costs of the liquidation. See “— Our Insurance,

Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Although it is not possible to assess the full impact of the liquidation authority at this time, it could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. It could also lead to an increase in secured financings, rather than unsecured financings.

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations are exposed to increased political, legal, financial, operational and other risks. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements to sales made prior to their introduction. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Business — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk” included in the 2011 Annual Report, as well as “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In several countries, including China and India, we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

We have market presence in over 50 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and may be beginning another recession. A recession in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments and could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors – Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” included in the 2011 Annual Report. Countries such as Italy, Spain, Portugal, Greece and Ireland have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

We face increased exposure to the Japanese markets as a result of our considerable presence there. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The Japanese economy continues to be weak. Disruptions to the Japanese economy are possible and may have an adverse effect on our results of operations and financial condition. Any weakening of the yen against the U.S. dollar would adversely affect the estimated fair value of our yen-denominated investments, our investments in Japanese subsidiaries and our net income from operations in Japan. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2011 Annual Report. Changes in market interest rates may also have an adverse effect on our investments and operations in Japan. See “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

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

On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3,200,000 for the deficiencies in servicing of residential mortgage loans and processing foreclosures at MetLife Bank that were the subject of the 2011 consent decree. MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices. MetLife Bank has also responded to a subpoena issued by the Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding FHA insured loans. In June 2012, MetLife Bank received a Civil Investigative Demand that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

These consent decrees, as well as the inquiries or investigations referred to above, could adversely affect our reputation or result in material fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. We cannot predict the outcome of any such actions or reviews. In addition, the changes to the mortgage servicing business required by the consent decrees and the resolution of any other inquiries or investigations may affect the profitability of such business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In June 2012, the Federal Reserve Board reiterated its plans to keep interest rates low until at least through late 2014, in order to revive the slow recovery from stressed economic conditions. It also extended to the end of 2012 “Operation Twist.” Central banks around the world, including the European Central Bank, the Bank of England, the Bank of Japan, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, followed the recent actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Current Environment.” For a discussion of the impact of the low interest environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Financial and Economic Environment – Impact of a Sustained Low Interest Rate Environment” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Financial and Economic Environment – Mitigating Actions.”

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. and other countries permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with our actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2012.

Over the past several years, we have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

In addition, MLIC is and has been a defendant in a large number of lawsuits seeking both actual and punitive damages for personal injuries resulting from exposure to asbestos. These lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

In April 2012, we reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, we will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that we are unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, we have agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, we incurred a $117 million after tax charge to increase reserves in connection with our use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to us. In the first quarter of 2012, we recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to our procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2012 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2012	46,449	$35.79	—	$1,260,735,127
May 1 — May 31, 2012	12,161	$32.11	—	$1,260,735,127
June 1 — June 30, 2012	6,908	$29.28	—	$1,260,735,127

(1)

During the periods April 1 through April 30, 2012, May 1 through May 31, 2012 and June 1 through June 30, 2012, separate account and other affiliates of MetLife, Inc. purchased 46,449 shares, 12,161 shares and 6,908 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)

At June 30, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2012. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Banking and Bank Holding Company Regulation.”

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

10.1

Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 4, 2012).

10.2

Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 16, 2012 (the “May 16, 2012 Form 8-K”)).

10.3	Member’s Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).

10.4	Amendment Number Four to the MetLife Plan for Transition Assistance for Officers (as amended and restated, effective January 1, 2010), dated April 4, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 7, 2012

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

10.1

Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 4, 2012).

10.2

Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 16, 2012 (the “May 16, 2012 Form 8-K”)).

10.3	Member’s Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).

10.4	Amendment Number Four to the MetLife Plan for Transition Assistance for Officers (as amended and restated, effective January 1, 2010), dated April 4, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1