Form 10-Q
period 2012-09-30
METLIFE INC
filed 2012-11-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

At October 31, 2012, 1,091,044,048 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2012 (Unaudited) and December 31, 2011 and for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited))	5
	Interim Condensed Consolidated Balance Sheets	5
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income	6
	Interim Condensed Consolidated Statements of Equity	7
	Interim Condensed Consolidated Statements of Cash Flows	9
	Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	134
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	226
Item 4.	Controls and Procedures	234

Part II — Other Information		234
Item 1.	Legal Proceedings	234
Item 1A.	Risk Factors	237
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	251
Item 6.	Exhibits	252

Signatures		254

Exhibit Index		E-1

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the “fiscal cliff” in the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) uncertainty about the effectiveness of governmental and regulatory actions to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (5) impact of comprehensive financial services regulation reform on us; (6) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (7) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (8) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (15) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (16) the dilutive impact on our stockholders resulting from the settlement of common equity units issued in connection with the acquisition of ALICO or otherwise; (17) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (18) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (19) downgrades in our claims paying ability, financial strength or credit ratings; (20) ineffectiveness of risk management policies and procedures; (21) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (22) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (23) catastrophe losses; (24) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (25) unanticipated changes in industry trends; (26) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (27) changes in accounting standards, practices and/or policies; (28) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (29) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (30) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (31) adverse results or other consequences from litigation, arbitration or regulatory investigations; (32) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (33) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (34) regulatory, legislative or tax changes relating to our insurance, banking, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (35) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber- or other information security systems and management continuity planning; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Part I — Financial Information

Item 1. Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $344,791 and $329,811, respectively; includes $3,349 and $3,225, respectively, relating to variable interest entities)	$378,005	$350,271
Equity securities available-for-sale, at estimated fair value (cost: $2,838 and $3,208, respectively)	2,803	3,023
Trading and other securities, at estimated fair value (includes $565 and $473, respectively, of actively traded securities; and $146 and $280, respectively, relating to variable interest entities)	15,995	18,268
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $354 and $481, respectively; includes $2,928 and $3,187, respectively, at estimated fair value, relating to variable interest entities)	57,884	56,915
Held-for-sale, principally at estimated fair value (includes $64 and $10,716, respectively, under the fair value option)	1,286	15,178

Mortgage loans, net	59,170	72,093
Policy loans	11,949	11,892
Real estate and real estate joint ventures (includes $10 and $15, respectively, relating to variable interest entities)	8,749	8,563
Other limited partnership interests (includes $271 and $259, respectively, relating to variable interest entities)	6,730	6,378
Short-term investments, principally at estimated fair value	14,678	17,310
Other invested assets, principally at estimated fair value (includes $81 and $98, respectively, relating to variable interest entities)	23,477	23,581

Total investments	521,556	511,379
Cash and cash equivalents, principally at estimated fair value (includes $88 and $176, respectively, relating to variable interest entities)	16,950	10,461
Accrued investment income (includes $14 and $16, respectively, relating to variable interest entities)	4,716	4,344
Premiums, reinsurance and other receivables (includes $3 and $12, respectively, relating to variable interest entities)	22,939	22,481
Deferred policy acquisition costs and value of business acquired	24,604	24,619
Goodwill	10,024	11,935
Other assets (includes $6 and $5, respectively, relating to variable interest entities)	8,123	7,984
Separate account assets	237,373	203,023

Total assets	$846,285	$796,226

Liabilities and Equity
Liabilities
Future policy benefits	$191,068	$184,275
Policyholder account balances	226,882	217,700
Other policy-related balances	15,836	15,599
Policyholder dividends payable	817	774
Policyholder dividend obligation	3,909	2,919
Payables for collateral under securities loaned and other transactions	38,493	33,716
Bank deposits	6,515	10,507
Short-term debt	100	686
Long-term debt (includes $2,733 and $3,068, respectively, at estimated fair value, relating to variable interest entities)	19,621	23,692
Collateral financing arrangements	4,196	4,647
Junior subordinated debt securities	3,192	3,192
Current income tax payable	451	193
Deferred income tax liability	9,275	6,395
Other liabilities (includes $41 and $60, respectively, relating to variable interest entities; and $0 and $7,626, respectively, under the fair value option)	24,007	30,914
Separate account liabilities	237,373	203,023

Total liabilities	781,735	738,232

Contingencies, Commitments and Guarantees (Note 12)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	152	105

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,065,840,714 and 1,061,150,915 shares issued at September 30, 2012 and December 31, 2011, respectively; 1,062,646,827 and 1,057,957,028 shares outstanding at September 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	26,964	26,782
Retained earnings	25,920	24,814
Treasury stock, at cost; 3,193,887 shares at September 30, 2012 and December 31, 2011	(172)	(172)
Accumulated other comprehensive income (loss)	11,325	6,083

Total MetLife, Inc.’s stockholders’ equity	64,049	57,519
Noncontrolling interests	349	370

Total equity	64,398	57,889

Total liabilities and equity	$846,285	$796,226

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(In millions, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
	Revenues
	Premiums	$9,096	$9,342	$27,386	$27,190
	Universal life and investment-type product policy fees	2,131	1,998	6,306	5,856
	Net investment income	5,517	4,252	16,436	14,658
	Other revenues	455	720	1,445	1,878
	Net investment gains (losses):
	Other-than-temporary impairments on fixed maturity securities	(57)	(95)	(310)	(525)
	Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	10	(189)	39	(5)
	Other net investment gains (losses)	69	229	119	221

	Total net investment gains (losses)	22	(55)	(152)	(309)
	Net derivative gains (losses)	(718)	4,196	(604)	4,233

	Total revenues	16,503	20,453	50,817	53,506

	Expenses
	Policyholder benefits and claims	8,943	9,018	26,958	26,376
	Interest credited to policyholder account balances	2,102	738	5,681	4,104
	Policyholder dividends	355	384	1,050	1,130
	Goodwill impairment	1,868	—	1,868	—
	Other expenses	4,245	5,198	13,341	13,987

	Total expenses	17,513	15,338	48,898	45,597

	Income (loss) from continuing operations before provision for income tax	(1,010)	5,115	1,919	7,909
	Provision for income tax expense (benefit)	(53)	1,673	710	2,481

	Income (loss) from continuing operations, net of income tax	(957)	3,442	1,209	5,428
	Income (loss) from discontinued operations, net of income tax	—	8	17	(1)

	Net income (loss)	(957)	3,450	1,226	5,427
	Less: Net income (loss) attributable to noncontrolling interests	(3)	(6)	29	(6)

	Net income (loss) attributable to MetLife, Inc.	(954)	3,456	1,197	5,433
Less:	Preferred stock dividends	30	30	91	91
	Preferred stock redemption premium	—	—	—	146

	Net income (loss) available to MetLife, Inc.’s common shareholders	$(984)	$3,426	$1,106	$5,196

	Comprehensive income (loss)	$1,655	$6,966	$6,474	$11,291
	Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	19	(12)	35	(21)

	Comprehensive income (loss) attributable to MetLife, Inc.	$1,636	$6,978	$6,439	$11,312

	Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
	Basic	$(0.92)	$3.22	$1.02	$4.91

	Diluted	$(0.92)	$3.20	$1.01	$4.86

	Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
	Basic	$(0.92)	$3.23	$1.04	$4.91

	Diluted	$(0.92)	$3.21	$1.03	$4.86

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2012 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			182							182		182
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											(56)	(56)
Net income (loss)				1,197						1,197	24	1,221
Other comprehensive income (loss), net of income tax						4,908	170	89	75	5,242	11	5,253

Balance at September 30, 2012	$1	$11	$26,964	$25,920	$(172)	$14,023	$(271)	$(559)	$(1,868)	$64,049	$349	$64,398

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of $5 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity — (Continued)

For the Nine Months Ended September 30, 2011 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$10	$26,423	$21,363	$(172)	$3,356	$(366)	$(541)	$(1,449)	$48,625	$371	$48,996
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(1,917)		132		13		(1,772)	(6)	(1,778)

Balance at January 1, 2011	1	10	26,423	19,446	(172)	3,488	(366)	(528)	(1,449)	46,853	365	47,218
Redemption of convertible preferred stock			(2,805)							(2,805)		(2,805)
Preferred stock redemption premium				(146)						(146)		(146)
Common stock issuance—newly issued shares		1	2,949							2,950		2,950
Stock-based compensation			177							177		177
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											48	48
Net income (loss)				5,433						5,433	1	5,434
Other comprehensive income (loss), net of income tax						5,584	(51)	281	65	5,879	(22)	5,857

Balance at September 30, 2011	$1	$11	$26,744	$24,642	$(172)	$9,072	$(417)	$(247)	$(1,384)	$58,250	$392	$58,642

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially owned consolidated subsidiaries of ($7) million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$15,288	$9,034

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	78,296	81,918
Equity securities	1,011	1,342
Mortgage loans	6,696	8,784
Real estate and real estate joint ventures	669	856
Other limited partnership interests	690	852
Purchases of:
Fixed maturity securities	(91,998)	(95,660)
Equity securities	(499)	(869)
Mortgage loans	(7,585)	(12,248)
Real estate and real estate joint ventures	(595)	(608)
Other limited partnership interests	(1,017)	(849)
Cash received in connection with freestanding derivatives	1,560	2,841
Cash paid in connection with freestanding derivatives	(2,534)	(3,102)
Net change in securitized reverse residential mortgage loans	(1,198)	—
Sale of interest in joint venture	—	265
Net change in policy loans	(116)	(84)
Net change in short-term investments	2,825	(6,508)
Net change in other invested assets	(206)	(169)
Other, net	(74)	(104)

Net cash used in investing activities	(14,075)	(23,343)

Cash flows from financing activities
Policyholder account balances:
Deposits	69,438	69,911
Withdrawals	(64,718)	(67,001)
Net change in payables for collateral under securities loaned and other transactions	4,777	7,661
Net change in bank deposits	(4,052)	296
Net change in short-term debt	(586)	145
Long-term debt issued	750	1,346
Long-term debt repaid	(1,106)	(1,192)
Collateral financing arrangements repaid	(349)	—
Cash received in connection with collateral financing arrangements	—	100
Cash paid in connection with collateral financing arrangements	(44)	—
Debt issuance costs	(7)	(1)
Net change in liability for securitized reverse residential mortgage loans	1,198	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	89	77
Redemption of convertible preferred stock	—	(2,805)
Preferred stock redemption premium	—	(146)
Dividends on preferred stock	(91)	(91)
Other, net	(47)	(68)

Net cash provided by financing activities	5,252	11,182

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	24	133

Change in cash and cash equivalents	6,489	(2,994)
Cash and cash equivalents, beginning of period	10,461	13,046

Cash and cash equivalents, end of period	$16,950	$10,052

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$89

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$51

Cash and cash equivalents, from continuing operations, beginning of period	$10,461	$12,957

Cash and cash equivalents, from continuing operations, end of period	$16,950	$10,001

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$946	$1,184

Income tax	$442	$668

Non-cash transactions during the period:
Real estate and real estate joint ventures acquired in satisfaction of debt	$334	$106

Collateral financing arrangements repaid	$102	$—

Redemption of advances agreements in long-term debt (1)	$3,806	$—

Issuance of funding agreements in policyholder account balances (1)	$3,806	$—

(1)	See Note 2.

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

MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). See Note 17 for information on the reorganization of the Company’s segments and continued realignment of certain products and businesses among its existing segments during 2012, which were retrospectively applied.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2012 and November 30, 2011 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2012 and 2011.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2012, its consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2012 and 2011, its consolidated statements of equity for the nine months ended September 30, 2012 and 2011, and its consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2012 (as revised, the “2011 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

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

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of operations and comprehensive income:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	As Previously Reported		Adjustment	As Adjusted	As Previously Reported		Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$4,253	(1)	$(1)	$4,252	$14,663	(1)	$(5)	$14,658
Expenses
Policyholder benefits and claims	$9,017		$1	$9,018	$26,367		$9	$26,376
Other expenses	$5,013		$185	$5,198	$13,410		$577	$13,987
Income (loss) from continuing operations before provision for income tax	$5,302	(1)	$(187)	$5,115	$8,500	(1)	$(591)	$7,909
Provision for income tax expense (benefit)	$1,734		$(61)	$1,673	$2,680	(1)	$(199)	$2,481
Income (loss) from continuing operations, net of income tax	$3,568	(1)	$(126)	$3,442	$5,820	(1)	$(392)	$5,428
Net income (loss)	$3,576		$(126)	$3,450	$5,819		$(392)	$5,427
Net income (loss) attributable to MetLife, Inc.	$3,582		$(126)	$3,456	$5,825		$(392)	$5,433
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,552		$(126)	$3,426	$5,588		$(392)	$5,196
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.35		$(0.13)	$3.22	$5.29		$(0.38)	$4.91
Diluted	$3.33		$(0.13)	$3.20	$5.24		$(0.38)	$4.86
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.35		$(0.12)	$3.23	$5.28		$(0.37)	$4.91
Diluted	$3.33		$(0.12)	$3.21	$5.23		$(0.37)	$4.86

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

Amounts in the table above differ from the amounts previously reported in the consolidated statements of operations and comprehensive income due to the inclusion of the impact of discontinued real estate operations of $4 million for the three months ended September 30, 2011 and $5 million (net investment income of $6 million, net of $1 million of income tax) for the nine months ended September 30, 2011.

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Net cash provided by operating activities	$9,040	$(6)	$9,034
Net change in other invested assets	$(175)	$6	$(169)

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

2. Acquisitions and Dispositions

2012 Pending Dispositions

MetLife Bank

In December 2011, MetLife Bank, National Association (“MetLife Bank”) and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank (formerly

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

known as GE Capital Financial Inc.). In September 2012, this agreement was amended. Under the new structure, MetLife Bank’s depository business would be assumed by GE Capital Retail Bank, rather than by GE Capital Bank. The key terms of the agreement, whereby a GE Capital affiliate will acquire approximately $7 billion in MetLife Bank deposits, including certificates of deposit and money market accounts, remain unchanged. The transaction, as amended, will now be subject to approval by the Office of the Comptroller of the Currency (the “OCC”), the primary regulator of GE Capital Retail Bank, and other customary closing conditions. The approval of the Federal Deposit Insurance Corporation (the “FDIC”) will no longer be required for the transaction. Upon completion of the sale, MetLife Bank would take the remaining administrative steps with the FDIC to terminate its deposit insurance and MetLife, Inc. would deregister as a bank holding company.

Additionally, in January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgage loans and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgage loans and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same sales agreement. Also, in the third quarter of 2012, MetLife began exploring the sale of MetLife Bank’s forward mortgage servicing assets and operations. On November 2, 2012, MetLife, Inc. and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorganChase Bank, N.A. The transaction is subject to certain regulatory approvals and other customary closing conditions. Upon entering into this agreement, MetLife Bank has committed to sell or has otherwise exited most of its operations.

In conjunction with exiting the depository, reverse mortgage servicing rights and mortgage loan origination businesses, for the three months and nine months ended September 30, 2012, the Company recorded a net loss of $45 million and $155 million, respectively, net of income tax, related to the loss on disposal of the reverse mortgage servicing rights, lease impairments, other employee-related charges, impairments on mortgage loans, and gains (losses) on securities and mortgage loans sold. The Company expects to incur additional charges of $10 million to $40 million, net of income tax, through 2013, related to exiting these businesses. For reverse mortgage servicing rights, collective net assets of $140 million were sold for $38 million in net consideration. In conjunction with the sale of reverse servicing rights, the Company also de-recognized $9.1 billion of the associated securitized reverse residential mortgage loans that previously did not qualify as sales, as well as the corresponding liability of $9.1 billion related to these mortgage loans, from the consolidated balance sheet. In addition, the total assets and liabilities recorded in the consolidated balance sheets related to the depository and origination businesses were approximately $6.8 billion and $6.0 billion at September 30, 2012, respectively, and $11.3 billion and $10.5 billion at December 31, 2011, respectively. These businesses did not qualify for classification as discontinued operations under GAAP.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Caribbean Business

In November 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). During the third quarter of 2012, regulatory approvals have been received and closings have taken place in the majority of the jurisdictions. The net assets sold were $127 million. During the three months and nine months ended September 30, 2012, the Company recorded an additional loss of $8 million, net of income tax, related to these closings in net investment gains (losses) within the interim condensed consolidated statements of operations and comprehensive income. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Sales in the remaining jurisdictions are expected to close in the fourth quarter of 2012, subject to regulatory approval and other customary closing conditions in each of the jurisdictions. The total assets and liabilities recorded in the consolidated balance sheets related to the pending disposition of these insurance operations were $127 million and $102 million at September 30, 2012, respectively, and $859 million and $707 million at December 31, 2011, respectively. The results of the Caribbean Business are included in continuing operations.

2012 Disposition

American Life U.K. Assumption Reinsurance

During July 2012, the Company completed the disposal, through a ceded assumption reinsurance agreement, of certain closed blocks of business in the United Kingdom (“U.K.”), to a third party. Simultaneously, the Company recaptured from the third party the indemnity reinsurance agreement related to this business, previously reinsured as of July 1, 2011. These transactions resulted in a decrease in both insurance and reinsurance assets and liabilities of $4.1 billion. The Company recognized a gain of $34 million, net of income tax, on the transactions for both the three months and nine months ended September 30, 2012, which was recorded in net investment gains (losses) in the interim condensed consolidated statement of operations and comprehensive income.

2010 Acquisition

American Life Insurance Company

Contingent Consideration

Related to the 2010 acquisition of American Life Insurance Company (“American Life”), the Company guaranteed that the fair value of a fund of assets backing certain U.K. unit-linked contracts would have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeded £106 million (as adjusted for withdrawals), American International Group, Inc. (“AIG”) would pay the difference to the Company and, conversely, if the shortfall at July 1, 2012 was less than £106 million, the Company would pay the difference to AIG. At July 1, 2012, the shortfall between the aggregate guaranteed amount and the fair value of the fund was less than £106 million, resulting in a payment of $108 million by the Company to AIG during the third quarter of 2012. The contingent consideration liability was $109 million at December 31, 2011. The decrease in the contingent consideration liability amount from December 31, 2011 to the date of settlement was recorded in net derivative gains (losses) in the interim condensed consolidated statement of operations and comprehensive income. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Branch Restructuring

During the second quarter of 2012, and in accordance with the closing agreement American Life entered into on March 4, 2010 (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service, the Company transferred the business of the Japan branch to a newly incorporated wholly-owned subsidiary in Japan, MetLife Alico Life Insurance K. K. (“MLKK”). Also during the second quarter of 2012, the Company revised the estimate of the valuation allowance required for U.S. deferred tax assets relating to the ongoing restructuring of American Life’s other non-U.S. branches. At December 31, 2011, the Company had recorded a valuation allowance related to the branch restructuring of $720 million to reduce the net amount of U.S. deferred tax assets to an amount that is more likely than not realizable. This valuation allowance was reduced to $118 million at September 30, 2012. The net reduction in the valuation allowance was primarily due to the following factors:

•	Additional U.S. deferred tax assets that were determined to be realizable;

•	Additional tax basis in assets as a result of the gain recognized related to the branch restructuring that more likely than not will not be realizable; and

•	A reduction in both the gross deferred tax asset and the valuation allowance related to the completion of the Company’s transfer of the Japan branch business to MLKK.

The following table provides a rollforward of the deferred tax asset valuation allowance associated with the branch restructuring:

	Nine Months Ended September 30, 2012
	Japan	Other Non-U.S. Branches	Total
	(In millions)
Balance, beginning of period	$566	$154	$720
Income tax expense (benefit)	10	(11)	(1)
Deferred income tax expense (benefit) related to unrealized investment gains (losses)	320	(25)	295
Offsetting reduction in gross deferred tax asset related to the branch transfer to subsidiary	(896)	—	(896)

Balance, end of period	$—	$118	$118

A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments through September 30, 2012. In addition, based on revised estimates of anticipated costs, this liability was reduced by $35 million for the nine months ended September 30, 2012, which was recorded as a reduction in other expenses in the interim condensed consolidated statements of operations and comprehensive income, resulting in a liability of $92 million at September 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$102,483	$11,975	$516	$—	$113,942	30.1%
Foreign corporate securities (1)	60,235	5,400	379	(1)	65,257	17.3
Foreign government securities	52,205	5,323	123	—	57,405	15.2
U.S. Treasury and agency securities	44,964	6,489	5	—	51,448	13.6
Residential mortgage-backed securities (“RMBS”)	38,788	2,685	454	428	40,591	10.7
Commercial mortgage-backed securities (“CMBS”)	18,495	1,029	84	—	19,440	5.1
Asset-backed securities (“ABS”)	14,809	370	160	14	15,005	4.0
State and political subdivision securities	12,812	2,184	79	—	14,917	4.0

Total fixed maturity securities	$344,791	$35,455	$1,800	$441	$378,005	100.0%

Equity Securities:
Common stock	$1,999	$112	$42	$—	$2,069	73.8%
Non-redeemable preferred stock	839	52	157	—	734	26.2

Total equity securities	$2,838	$164	$199	$—	$2,803	100.0%

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses		% of Total
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$98,621	$8,544	$1,380	$—	$105,785	30.2%
Foreign corporate securities	61,568	3,789	1,338	1	64,018	18.3
Foreign government securities	49,840	3,053	357	—	52,536	15.0
U.S. Treasury and agency securities	34,132	5,882	2	—	40,012	11.4
RMBS	42,092	2,281	1,033	703	42,637	12.2
CMBS	18,565	730	218	8	19,069	5.4
ABS	13,018	278	305	12	12,979	3.7
State and political subdivision securities	11,975	1,416	156	—	13,235	3.8

Total fixed maturity securities	$329,811	$25,973	$4,789	$724	$350,271	100.0%

Equity Securities:
Common stock	$2,219	$83	$97	$—	$2,205	72.9%
Non-redeemable preferred stock	989	31	202	—	818	27.1

Total equity securities	$3,208	$114	$299	$—	$3,023	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

OTTI losses as presented above represent the noncredit portion of OTTI losses that is included in accumulated other comprehensive income (loss). OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain (loss) position of $1 million at September 30, 2012 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $66 million and $62 million with unrealized gains (losses) of $4 million and ($19) million at September 30, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk — Summary. The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s equity, other than the government and agency securities summarized in the table below at:

	September 30, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$51,448	$40,012
Short-term investments	11,553	15,775
Cash equivalents	3,050	1,748

Total U.S. Treasury and agency securities	$66,051	$57,535

Japan government and agency securities included in:
Fixed maturity securities	$21,925	$21,003
Short-term investments	333	—
Cash equivalents	623	—
Total Japan government and agency securities	$22,881	$21,003

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$23,569	$23,771	$16,747	$16,862
Due after one year through five years	69,820	73,205	62,819	64,414
Due after five years through ten years	82,628	92,009	82,694	88,036
Due after ten years	96,682	113,984	93,876	106,274

Subtotal	272,699	302,969	256,136	275,586
RMBS, CMBS and ABS	72,092	75,036	73,675	74,685

Total fixed maturity securities	$344,791	$378,005	$329,811	$350,271

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	September 30, 2012	December 31, 2011
	(In millions)
Fixed maturity securities	$33,589	$21,096
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(441)	(724)

Total fixed maturity securities	33,148	20,372
Equity securities	15	(167)
Derivatives	1,508	1,514
Other	(11)	72

Subtotal	34,660	21,791

Amounts allocated from:
Insurance liability loss recognition	(6,902)	(3,996)
DAC and value of business acquired (“VOBA”) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	25	47
DAC and VOBA	(2,616)	(1,800)
Policyholder dividend obligation	(3,909)	(2,919)

Subtotal	(13,402)	(8,668)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	145	236
Deferred income tax benefit (expense)	(7,652)	(4,694)

Net unrealized investment gains (losses)	13,751	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	1	9

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,752	$8,674

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$(724)	$(601)
Noncredit OTTI losses recognized (1)	(39)	31
Securities sold with previous noncredit OTTI loss	119	125
Subsequent changes in estimated fair value	203	(279)

Balance, end of period	$(441)	$(724)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($48) million and $33 million for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2012
(In millions)
Balance, beginning of period	$8,674
Fixed maturity securities on which noncredit OTTI losses have been recognized	283
Unrealized investment gains (losses) during the period	12,586
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(2,906)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(22)
DAC and VOBA	(816)
Policyholder dividend obligation	(990)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(91)
Deferred income tax benefit (expense)	(2,958)

Net unrealized investment gains (losses)	13,760
Net unrealized investment gains (losses) attributable to noncontrolling interests	(8)

Balance, end of period	$13,752

Change in net unrealized investment gains (losses)	$5,086
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(8)

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,078

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

	September 30, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$3,380	$91	$4,377	$425	$7,757	$516
Foreign corporate securities	3,006	88	4,062	290	7,068	378
Foreign government securities	1,935	53	864	70	2,799	123
U.S. Treasury and agency securities	1,475	5	—	—	1,475	5
RMBS	531	37	4,822	845	5,353	882
CMBS	524	10	829	74	1,353	84
ABS	1,363	11	1,783	163	3,146	174
State and political subdivision securities	154	1	352	78	506	79

Total fixed maturity securities	$12,368	$296	$17,089	$1,945	$29,457	$2,241

Equity Securities:
Common stock	$271	$35	$109	$7	$380	$42
Non-redeemable preferred stock	10	—	328	157	338	157

Total equity securities	$281	$35	$437	$164	$718	$199

Total number of securities in an unrealized loss position	1,342		1,587

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$15,642	$590	$5,135	$790	$20,777	$1,380
Foreign corporate securities	12,618	639	5,957	700	18,575	1,339
Foreign government securities	11,227	230	1,799	127	13,026	357
U.S. Treasury and agency securities	2,611	1	50	1	2,661	2
RMBS	4,040	547	4,724	1,189	8,764	1,736
CMBS	2,825	135	678	91	3,503	226
ABS	4,972	103	1,316	214	6,288	317
State and political subdivision securities	177	2	1,007	154	1,184	156

Total fixed maturity securities	$54,112	$2,247	$20,666	$3,266	$74,778	$5,513

Equity Securities:
Common stock	$581	$96	$5	$1	$586	$97
Non-redeemable preferred stock	204	30	370	172	574	202

Total equity securities	$785	$126	$375	$173	$1,160	$299

Total number of securities in an unrealized loss position	3,978		1,963

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	September 30, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$9,978	$430	$140	$111	914	66
Six months or greater but less than nine months	1,265	147	37	49	116	40
Nine months or greater but less than twelve months	1,209	233	50	69	175	40
Twelve months or greater	15,871	2,565	930	855	1,303	166

Total	$28,323	$3,375	$1,157	$1,084

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$195	$102	$11	$28	77	32
Six months or greater but less than nine months	37	—	4	—	16	—
Nine months or greater but less than twelve months	26	42	2	14	9	2
Twelve months or greater	225	290	16	124	37	15

Total	$483	$434	$33	$166

Percentage of cost			7%	38%

	December 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$49,249	$4,736	$1,346	$1,332	3,260	320
Six months or greater but less than nine months	4,104	1,049	279	349	375	63
Nine months or greater but less than twelve months	1,160	288	55	93	143	14
Twelve months or greater	17,590	2,115	1,216	843	1,523	167

Total	$72,103	$8,188	$2,896	$2,617

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$714	$376	$64	$123	154	42
Six months or greater but less than nine months	22	8	2	4	19	3
Nine months or greater but less than twelve months	18	—	2	—	8	—
Twelve months or greater	98	223	8	96	24	20

Total	$852	$607	$76	$223

Percentage of cost			9%	37%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $96 million at December 31, 2011 to $124 million at September 30, 2012. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, over 90% of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at September 30, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 72% were rated A or better.

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $2.4 billion and $5.8 billion at September 30, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	September 30, 2012	December 31, 2011
Sector:
RMBS	36%	30%
U.S. corporate securities	21	24
Foreign corporate securities	16	23
ABS	7	5
Foreign government securities	5	6
CMBS	4	4
State and political subdivision securities	3	3
Other	8	5

Total	100%	100%

Industry:
Mortgage-backed	40%	34%
Finance	23	27
Asset-backed	7	5
Utility	7	8
Foreign government securities	5	6
Consumer	5	6
State and political subdivision securities	3	3
Communications	3	3
Industrial	2	2
Other	5	6

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	September 30, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	37	5	96	8
Total gross unrealized losses	$676	$87	$1,703	$117
Percentage of total gross unrealized losses	30%	44%	31%	39%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $1.1 billion during the nine months ended September 30, 2012. The decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2012 was primarily attributable to narrowing credit spreads and a decrease in interest rates. These securities were included in the Company’s OTTI review process.

As of September 30, 2012, $973 million of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $973 million, $430 million, or 44%, was related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities were principally related to widening credit spreads or rising interest rates since purchase. Of the $973 million, $543 million, or 56%, was related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities were principally related to non-agency RMBS (primarily sub- prime residential mortgage loans and alternative residential mortgage loans), U.S. and foreign corporate securities (primarily financial services and utility industry securities) and foreign government securities (primarily European sovereign bonds) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels, sovereign debt levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate, sovereign and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at September 30, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$28	$7	25%	$6	86%	$6	100%	100%
Six months or greater but less than twelve months	14	14	100%	2	14%	2	100%	100%
Twelve months or greater	124	124	100%	115	93%	115	100%	72%

All equity securities with gross unrealized losses of 20% or more	$166	$145	87%	$123	85%	$123	100%	74%

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Trading and Other Securities

The table below presents certain information about the Company’s trading securities that are actively purchased and sold (“Actively Traded Securities”) and other securities for which the fair value option (“FVO”) has been elected at:

	September 30, 2012	December 31, 2011
	(In millions)
Actively Traded Securities	$565	$473
FVO general account securities	178	267
FVO contractholder-directed unit-linked investments	15,199	17,411
FVO securities held by CSEs	53	117

Total trading and other securities — at estimated fair value	$15,995	$18,268

Actively Traded Securities — at estimated fair value	$565	$473
Short sale agreement liabilities — at estimated fair value	(121)	(127)

Net long/short position — at estimated fair value	$444	$346

Investments pledged to secure short sale agreement liabilities	$609	$558

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(57)	$(95)	$(310)	$(525)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	10	(189)	39	(5)

Net OTTI losses on fixed maturity securities recognized in earnings	(47)	(284)	(271)	(530)
Fixed maturity securities — net gains (losses) on sales and disposals (1)	80	101	146	79

Total gains (losses) on fixed maturity securities	33	(183)	(125)	(451)

Other net investment gains (losses):
Equity securities	3	(3)	13	(37)
Trading and other securities — FVO general account securities - changes in estimated fair value subsequent to purchase	1	(3)	4	(3)
Mortgage loans (1)	—	45	49	160
Real estate and real estate joint ventures	(15)	139	(35)	144
Other limited partnership interests	(7)	—	(18)	8
Other investment portfolio gains (losses)	15	—	(20)	(2)

Subtotal — investment portfolio gains (losses) (1)	30	(5)	(132)	(181)

FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	9	(64)	8	(39)
Securities	—	2	—	1
Long-term debt — related to commercial mortgage loans	(2)	56	8	48
Long-term debt — related to securities	8	(1)	(2)	(8)
Non-investment portfolio gains (losses) (2)	(23)	(43)	(34)	(130)

Subtotal FVO CSEs and non-investment portfolio gains (losses)	(8)	(50)	(20)	(128)

Total net investment gains (losses)	$22	$(55)	$(152)	$(309)

(1)

Investment portfolio gains (losses) for the three months and nine months ended September 30, 2012 includes a net gain (loss) of ($26) million and $34 million, respectively, as a result of the pending disposition of certain operations of MetLife Bank, which is comprised of gains (losses) on securities and mortgage loans sold of $0 and $75 million, and impairments on mortgage loans of ($26) million and ($41) million, for the three months and nine months ended September 30, 2012, respectively. See Note 2.

(2)

Non-investment portfolio gains (losses) for both the three months and nine months ended September 30, 2012 includes gains of $41 million, related to certain dispositions as more fully described in Note 2. Non-investment portfolio gains (losses) for the three months and nine months ended September 30, 2011 includes a loss of $0 and $87 million, respectively, in connection with a disposition and a goodwill impairment loss of $65 million related to MetLife Bank. See Notes 2 and 7 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for further information about the 2011 transactions.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($79) million and ($56) million for the three months and nine months ended September 30, 2012, respectively, and $94 million and $80 million for the three months and nine months ended September 30, 2011, respectively.

Proceeds from sales or disposals of fixed maturity and equity securities resulting in a net investment gain (loss) and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$12,004	$19,368	$231	$169	$12,235	$19,537

Gross investment gains	$192	$252	$23	$9	$215	$261

Gross investment losses	(112)	(151)	(11)	(7)	(123)	(158)

Total OTTI losses recognized in earnings:
Credit-related	(36)	(269)	—	—	(36)	(269)
Other (1)	(11)	(15)	(9)	(5)	(20)	(20)

Total OTTI losses recognized in earnings	(47)	(284)	(9)	(5)	(56)	(289)

Net investment gains (losses)	$33	$(183)	$3	$(3)	$36	$(186)

	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$47,023	$55,216	$594	$974	$47,617	$56,190

Gross investment gains	$742	$680	$56	$83	$798	$763

Gross investment losses	(596)	(601)	(17)	(62)	(613)	(663)

Total OTTI losses recognized in earnings:
Credit-related	(177)	(382)	—	—	(177)	(382)
Other (1)	(94)	(148)	(26)	(58)	(120)	(206)

Total OTTI losses recognized in earnings	(271)	(530)	(26)	(58)	(297)	(588)

Net investment gains (losses)	$(125)	$(451)	$13	$(37)	$(112)	$(488)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Utility	$10	$6	$61	$7
Finance	—	7	32	48
Communications	1	12	19	26
Transportation	11	—	17	—
Consumer	4	6	16	35
Industrial	4	—	5	—

Total U.S. and foreign corporate securities	30	31	150	116
RMBS	15	34	61	100	(1)
CMBS	—	5	50	8
ABS	2	8	9	11	(1)
State and political subdivision securities	—	—	1	—
Foreign government securities	—	206	—	295

Total	$47	$284	$271	$530

(1)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Sector:
Common stock	$9	$5	$26	$20
Non-redeemable preferred stock	—	—	—	38

Total	$9	$5	$26	$58

Industry:
Financial services industry — perpetual hybrid securities	$—	$—	$—	$38
Other industries	9	5	26	20

Total	$9	$5	$26	$58

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$391	$401	$471	$443
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	2	6	39	32
Additional impairments — credit loss OTTI on securities previously impaired	15	39	41	79
Reductions:
Sales, maturities, pay downs and prepayments during the period on securities previously impaired as credit loss OTTI	(36)	(8)	(155)	(63)
Securities impaired to net present value of expected future cash flows	—	(1)	(23)	(45)
Increases in cash flows — accretion of previous credit loss OTTI	(1)	—	(2)	(9)

Balance, end of period	$371	$437	$371	$437

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$3,825	$3,770	$11,370	$11,244
Equity securities	26	28	96	106
Trading and other securities — Actively Traded Securities and FVO general account securities (1)	24	(38)	68	6
Mortgage loans	811	806	2,405	2,331
Policy loans	157	162	471	482
Real estate and real estate joint ventures	173	206	630	539
Other limited partnership interests	145	180	593	582
Cash, cash equivalents and short-term investments	40	41	115	131
International joint ventures (2)	7	6	11	(8)
Other	27	82	148	151

Subtotal	5,235	5,243	15,907	15,564
Less: Investment expenses	276	268	793	762

Subtotal, net	4,959	4,975	15,114	14,802

Trading and other securities — FVO contractholder-directed unit-linked investments (1)	512	(824)	1,010	(437)
Securitized reverse residential mortgage loans	3	—	177	—
FVO CSEs:
Commercial mortgage loans	42	95	131	286
Securities	1	6	4	7

Subtotal	558	(723)	1,322	(144)

Net investment income	$5,517	$4,252	$16,436	$14,658

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Actively Traded Securities and FVO general account securities	$6	$(46)	$36	$(25)
FVO contractholder-directed unit-linked investments	$247	$(873)	$741	$(641)

(2)

Amounts are presented net of changes in estimated fair value of derivatives related to economic hedges of the Company’s investment in these equity method international joint venture investments that do not qualify for hedge accounting of $0 for both the three months and nine months ended September 30, 2012, and $0 and ($23) million for the three months and nine months ended September 30, 2011, respectively.

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

Elements of the securities lending program are presented below at:

	September 30, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$25,106	$20,613
Estimated fair value	$29,302	$24,072
Cash collateral on deposit from counterparties (2)	$29,932	$24,223
Security collateral on deposit from counterparties	$63	$371
Reinvestment portfolio — estimated fair value	$30,210	$23,940

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	September 30, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$2,329	$1,660
Invested assets held in trust (2)	11,866	11,135
Invested assets pledged as collateral (3)	22,390	29,899

Total invested assets on deposit, held in trust and pledged as collateral	$36,585	$42,694

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of cash and cash equivalents, short-term investments, fixed maturity securities and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities, to satisfy requirements under certain collateral financing agreements and certain reinsurance agreements.

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

Mortgage Loans

Mortgage loans are summarized as follows at:

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$41,941	70.9%	$40,440	56.1%
Agricultural	12,600	21.3	13,129	18.2
Residential	818	1.4	689	1.0

Subtotal	55,359	93.6	54,258	75.3
Valuation allowances	(354)	(0.6)	(481)	(0.7)

Subtotal mortgage loans held-for-investment, net	55,005	93.0	53,777	74.6
Commercial mortgage loans held by CSEs	2,879	4.9	3,138	4.4

Total mortgage loans held-for-investment, net	57,884	97.9	56,915	79.0

Mortgage loans held-for-sale:
Residential (1)	64	0.1	3,064	4.2
Mortgage loans — lower of amortized cost or estimated fair value (1)	1,222	2.0	4,462	6.2
Securitized reverse residential mortgage loans (1)	—	—	7,652	10.6

Total mortgage loans held-for-sale	1,286	2.1	15,178	21.0

Total mortgage loans, net	$59,170	100.0%	$72,093	100.0%

(1)

As described in Note 2, the Company is exiting the businesses of originating forward and reverse residential mortgage loans, intends to dispose of the depository business of MetLife Bank and has sold MetLife Bank’s reverse mortgage servicing rights resulting in the disposition of certain mortgage loans and the de-recognition of its securitized reverse residential mortgage loans.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgage loans were $184 million and $286 million at September 30, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present certain information about mortgage loans held-for-investment and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Residential	Total
	(In millions)
September 30, 2012:
Mortgage loans:
Evaluated individually for credit losses	$336	$107	$13	$456
Evaluated collectively for credit losses	41,605	12,493	805	54,903

Total mortgage loans	41,941	12,600	818	55,359

Valuation allowances:
Specific credit losses	73	22	2	97
Non-specifically identified credit losses	227	30	—	257

Total valuation allowances	300	52	2	354

Mortgage loans, net of valuation allowance	$41,641	$12,548	$816	$55,005

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$96	$159	$13	$268
Evaluated collectively for credit losses	40,344	12,970	676	53,990

Total mortgage loans	40,440	13,129	689	54,258

Valuation allowances:
Specific credit losses	59	45	1	105
Non-specifically identified credit losses	339	36	1	376

Total valuation allowances	398	81	2	481

Mortgage loans, net of valuation allowance	$40,042	$13,048	$687	$53,777

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Residential	Total
	(In millions)
For the Three Months Ended September 30, 2012:
Balance, beginning of period	$300	$59	$2	$361
Provision (release)	2	6	—	8
Charge-offs, net of recoveries	(2)	(8)	—	(10)
Transfers to held-for-sale	—	(5)	—	(5)

Balance, end of period	$300	$52	$2	$354

For the Three Months Ended September 30, 2011:
Balance, beginning of period	$469	$79	$18	$566
Provision (release)	(41)	3	2	(36)
Charge-offs, net of recoveries	—	—	(1)	(1)

Balance, end of period	$428	$82	$19	$529

For the Nine Months Ended September 30, 2012:
Balance, beginning of period	$398	$81	$2	$481
Provision (release)	(96)	—	6	(90)
Charge-offs, net of recoveries	(2)	(24)	—	(26)
Transfers to held-for-sale	—	(5)	(6)	(11)

Balance, end of period	$300	$52	$2	$354

For the Nine Months Ended September 30, 2011:
Balance, beginning of period	$562	$88	$14	$664
Provision (release)	(134)	(3)	7	(130)
Charge-offs, net of recoveries	—	(3)	(2)	(5)

Balance, end of period	$428	$82	$19	$529

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans held-for-investment at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
September 30, 2012:
Loan-to-value ratios:
Less than 65%	$29,834	$734	$460	$31,028	74.0%	$33,279	75.0%
65% to 75%	6,520	326	201	7,047	16.8	7,367	16.6
76% to 80%	788	131	317	1,236	2.9	1,270	2.8
Greater than 80%	1,780	514	336	2,630	6.3	2,484	5.6

Total	$38,922	$1,705	$1,314	$41,941	100.0%	$44,400	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$24,983	$448	$564	$25,995	64.3%	$27,581	65.5%
65% to 75%	8,275	336	386	8,997	22.3	9,387	22.3
76% to 80%	1,150	98	226	1,474	3.6	1,473	3.5
Greater than 80%	2,714	880	380	3,974	9.8	3,664	8.7

Total	$37,122	$1,762	$1,556	$40,440	100.0%	$42,105	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans held-for-investment. The estimated fair value of agricultural mortgage loans held-for-investment was $13.1 billion and $13.6 billion at September 30, 2012 and December 31, 2011, respectively.

	Agricultural
	September 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,651	92.5%	$11,802	89.9%
65% to 75%	658	5.2	874	6.7
76% to 80%	35	0.3	76	0.6
Greater than 80%	256	2.0	377	2.8

Total	$12,600	100.0%	$13,129	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Residential Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of residential mortgage loans held-for-investment. The estimated fair value of residential mortgage loans held-for-investment was $880 million and $737 million at September 30, 2012 and December 31, 2011, respectively.

	Residential
	September 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$792	96.8%	$671	97.4%
Nonperforming	26	3.2	18	2.6

Total	$818	100.0%	$689	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both September 30, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. Presented below is the recorded investment of past due and interest accrual status of mortgage loans held-for-investment at:

	Past Due		Greater than 90 Days Past Due Still Accruing Interest		Nonaccrual Status
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)
Commercial	$81	$63	$—	$—	$193	$63
Agricultural	88	146	55	29	69	157
Residential	26	8	—	—	26	17

Total	$195	$217	$55	$29	$288	$237

Impaired Mortgage Loans. Presented below is certain information about impaired mortgage loans, included within mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2012:
Commercial	$347	$336	$73	$263	$152	$150	$499	$413
Agricultural	110	107	22	85	82	77	192	162
Residential	13	13	2	11	—	—	13	11

Total	$470	$456	$97	$359	$234	$227	$704	$586

December 31, 2011:
Commercial	$96	$96	$59	$37	$252	$237	$348	$274
Agricultural	160	159	45	114	71	69	231	183
Residential	13	13	1	12	1	1	14	13

Total	$269	$268	$105	$163	$324	$307	$593	$470

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)
For the Three Months Ended September 30, 2012:
Commercial	$395	$1	$—
Agricultural	191	1	1
Residential	12	—	—

Total	$598	$2	$1

For the Three Months Ended September 30, 2011:
Commercial	$330	$—	$—
Agricultural	229	1	—
Residential	17	—	—

Total	$576	$1	$—

For the Nine Months Ended September 30, 2012:
Commercial	$334	$4	$—
Agricultural	210	2	3
Residential	13	—	—

Total	$557	$6	$3

For the Nine Months Ended September 30, 2011:
Commercial	$308	$1	$—
Agricultural	258	3	1
Residential	26	—	—

Total	$592	$4	$1

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. The number of mortgage

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

loans and carrying value of mortgage loans modified during the period in a troubled debt restructuring was as follows:

	Mortgage Loans Modified in a Troubled Debt Restructuring
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification
		(In millions)
For the Three Months Ended September 30, 2012:
Commercial	—	$—	$—
Agricultural	5	17	16
Residential	—	—	—

Total	5	$17	$16

For the Three Months Ended September 30, 2011:
Commercial	3	$88	$49
Agricultural	2	10	10
Residential	3	1	1

Total	8	$99	$60

For the Nine Months Ended September 30, 2012:
Commercial	—	$—	$—
Agricultural	5	17	16
Residential	—	—	—

Total	5	$17	$16

For the Nine Months Ended September 30, 2011:
Commercial	5	$147	$109
Agricultural	9	36	37
Residential	3	1	1

Total	17	$184	$147

During the three months and nine months ended September 30, 2012 and 2011, there were no mortgage loans with subsequent payment default which were modified as a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.9 billion and $5.0 billion at September 30, 2012 and December 31, 2011, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2012		December 31, 2011
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
CSEs (1)	$2,949	$2,748	$3,299	$3,103
MRSC collateral financing arrangement (2)	3,420	—	3,333	—
Other limited partnership interests	338	12	360	6
Trading and other securities	93	—	163	—
Other invested assets	85	—	102	1
Real estate joint ventures	11	14	16	18

Total	$6,896	$2,774	$7,273	$3,128

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and former QSPEs that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $180 million and $172 million at estimated fair value at September 30, 2012 and December 31, 2011, respectively. The long-term debt presented below bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next four years. Interest expense related to these obligations, included in other expenses, was $40 million and $125 million for the three months and nine months ended September 30, 2012, respectively, and $97 million

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and $281 million for the three months and nine months ended September 30, 2011, respectively. The assets and liabilities of these CSEs, at estimated fair value, were as follows at:

	September 30, 2012	December 31, 2011
	(In millions)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$2,879	$3,138
Trading and other securities	53	117
Accrued investment income	14	16
Cash and cash equivalents	3	21
Premiums, reinsurance and other receivables	—	7

Total assets	$2,949	$3,299

Liabilities:
Long-term debt	$2,733	$3,068
Other liabilities	15	35

Total liabilities	$2,748	$3,103

(2)

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets consist of the following, at estimated fair value, except for mortgage loans, which are presented at carrying value, at:

	September 30, 2012	December 31, 2011
	(In millions)
Fixed maturity securities available-for-sale:
ABS	$1,528	$1,356
U.S. corporate securities	897	833
RMBS	527	502
CMBS	273	369
Foreign corporate securities	91	126
State and political subdivision securities	33	39
Mortgage loans	49	49
Cash and cash equivalents	22	59

Total	$3,420	$3,333

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$40,591	$40,591	$42,637	$42,637
CMBS (2)	19,440	19,440	19,069	19,069
ABS (2)	15,005	15,005	12,979	12,979
U.S. corporate securities	2,802	2,802	2,911	2,911
Foreign corporate securities	2,319	2,319	2,087	2,087
Other limited partnership interests	4,619	6,194	4,340	6,084
Other invested assets	969	1,268	799	1,194
Trading and other securities	573	573	671	671
Mortgage loans	361	361	456	456
Real estate joint ventures	119	131	61	79
Equity securities available-for-sale:
Non-redeemable preferred stock	31	31	—	—

Total	$86,829	$88,715	$86,010	$88,167

(1)

The maximum exposure to loss relating to the fixed maturity, equity and trading and other securities is equal to their estimated fair value. The maximum exposure to loss relating to the other limited partnership interests, real estate joint ventures and mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer, borrower or investee. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $321 million and $267 million at September 30, 2012 and December 31, 2011, respectively.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2012 and 2011.

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

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency exchange rate risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives, held at:

		September 30, 2012			December 31, 2011
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$98,609	$8,930	$2,571	$79,733	$8,241	$2,199
	Interest rate floors	23,366	1,304	174	23,866	1,246	165
	Interest rate caps	49,547	78	—	49,665	102	—
	Interest rate futures	12,469	10	20	14,965	25	19
	Interest rate options	16,065	860	12	16,988	896	6
	Interest rate forwards	770	178	—	14,033	286	91
	Synthetic GICs	4,541	—	—	4,454	—	—
Foreign currency exchange rate	Foreign currency swaps	20,223	846	1,158	16,461	1,172	1,060
	Foreign currency forwards	10,598	79	97	10,149	200	60
	Currency futures	289	—	—	633	—	—
	Currency options	2,851	1	46	1,321	6	—
Credit	Credit default swaps	13,326	100	41	13,136	326	113
	Credit forwards	—	—	—	20	4	—
Equity market	Equity futures	7,367	65	2	7,053	26	10
	Equity options	21,096	3,096	261	17,099	3,263	179
	Variance swaps	20,056	171	239	18,801	397	75
	Total rate of return swaps (“TRRs”)	2,073	10	90	1,644	10	34

	Total	$303,246	$15,728	$4,711	$290,021	$16,200	$4,011

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

Foreign currency derivatives, including foreign currency swaps, foreign currency forwards, currency options, and currency futures contracts, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency forwards and options to hedge the foreign currency exchange rate risk associated with certain of its net investments in foreign operations.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2012			December 31, 2011
Derivatives Designated as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$3,187	$312	$79	$3,220	$500	$98
Foreign currency forwards	2,480	20	—	1,830	2	10
Interest rate swaps	5,306	2,036	100	4,580	1,884	92

Subtotal	10,973	2,368	179	9,630	2,386	200

Cash flow hedges:
Foreign currency swaps	8,903	281	363	6,370	352	306
Interest rate swaps	3,792	896	—	3,230	947	—
Interest rate forwards	770	178	—	965	210	—
Credit forwards	—	—	—	20	4	—

Subtotal	13,465	1,355	363	10,585	1,513	306

Foreign operations hedges:
Foreign currency forwards	2,374	4	53	1,689	53	12
Currency options	2,650	1	46	—	—	—

Subtotal	5,024	5	99	1,689	53	12

Total qualifying hedges	$29,462	$3,728	$641	$21,904	$3,952	$518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$89,511	$5,998	$2,471	$71,923	$5,410	$2,107
Interest rate floors	23,366	1,304	174	23,866	1,246	165
Interest rate caps	49,547	78	—	49,665	102	—
Interest rate futures	12,469	10	20	14,965	25	19
Interest rate options	16,065	860	12	16,988	896	6
Interest rate forwards	—	—	—	13,068	76	91
Synthetic GICs	4,541	—	—	4,454	—	—
Foreign currency swaps	8,133	253	716	6,871	320	656
Foreign currency forwards	5,744	55	44	6,630	145	38
Currency futures	289	—	—	633	—	—
Currency options	201	—	—	1,321	6	—
Credit default swaps	13,326	100	41	13,136	326	113
Equity futures	7,367	65	2	7,053	26	10
Equity options	21,096	3,096	261	17,099	3,263	179
Variance swaps	20,056	171	239	18,801	397	75
TRRs	2,073	10	90	1,644	10	34

Total non-designated or non-qualifying derivatives	$273,784	$12,000	$4,070	$268,117	$12,248	$3,493

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(945)	$6,504	$(1,277)	$5,992
Embedded derivatives	227	(2,308)	673	(1,759)

Total net derivative gains (losses)	$(718)	$4,196	$(604)	$4,233

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents earned income on derivatives for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$27	$28	$82	$70
Interest credited to policyholder account balances	39	51	122	169
Other expenses	(2)	(1)	(4)	(2)

Non-qualifying hedges:
Net investment income	(1)	(2)	(4)	(6)
Other revenues	11	22	44	55
Net derivative gains (losses)	109	352	338	357
Policyholder benefits and claims	(52)	19	(62)	19

Total	$131	$469	$516	$662

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(9)	$7	$(2)
	PABs (1)	(47)	51	4
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	2	—
	Foreign-denominated PABs (2)	66	(68)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	18	(19)	(1)

Total		$26	$(27)	$(1)

For the Three Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(26)	$22	$(4)
	PABs (1)	957	(944)	13
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated PABs (2)	(221)	189	(32)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$711	$(734)	$(23)

For the Nine Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(13)	$10	$(3)
	PABs (1)	67	(54)	13
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	(10)	(7)	(17)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	11	(13)	(2)

Total		$54	$(63)	$(9)

For the Nine Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(31)	$27	$(4)
	PABs (1)	1,000	(978)	22
Foreign currency swaps:	Foreign-denominated fixed maturity securities	—	—	—
	Foreign-denominated PABs (2)	14	(53)	(39)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$983	$(1,004)	$(21)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For both the three months and nine months ended September 30, 2012, $3 million of the change in fair value of derivatives were excluded from the assessment of hedge effectiveness. For both the three months and nine months ended September 30, 2011, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. The net amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were ($1) million and $3 million for the three months and nine months ended September 30, 2012, respectively, and ($1) million and ($15) million for the three months and nine months ended September 30, 2011, respectively.

At both September 30, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$1,832	$(165)	$1,514	$(59)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(324)	1,630	(4)	1,527
Amounts reclassified to net derivative gains (losses)	1	17	(3)	9
Amounts reclassified to net investment income	(1)	1	(1)	2
Amounts reclassified to other expenses	—	3	2	7

Accumulated other comprehensive income (loss), balance at end of period	$1,508	$1,486	$1,508	$1,486

At September 30, 2012, $11 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
For the Three Months Ended September 30, 2012:
Interest rate swaps	$(93)	$2	$2	$1	$—
Foreign currency swaps	(215)	(3)	(1)	—	(7)
Interest rate forwards	(16)	—	—	(1)	—
Credit forwards	—	—	—	—	—

Total	$(324)	$(1)	$1	$—	$(7)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$927	$(42)	$—	$(3)	$(1)
Foreign currency swaps	399	25	(2)	—	5
Interest rate forwards	289	(1)	—	—	27
Credit forwards	15	1	1	—	—

Total	$1,630	$(17)	$(1)	$(3)	$31

For the Nine Months Ended September 30, 2012:
Interest rate swaps	$105	$1	$3	$(2)	$—
Foreign currency swaps	(105)	2	(4)	1	(6)
Interest rate forwards	(4)	—	1	(1)	—
Credit forwards	—	—	1	—	—

Total	$(4)	$3	$1	$(2)	$(6)

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$944	$(41)	$1	$(7)	$1
Foreign currency swaps	259	10	(5)	1	3
Interest rate forwards	307	21	1	(1)	16
Credit forwards	17	1	1	—	—

Total	$1,527	$(9)	$(2)	$(7)	$20

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
(In millions)
For the Three Months Ended September 30, 2012:
Foreign currency forwards	$(54)
Foreign currency options	(24)
Non-derivative hedging instruments	—

Total	$(78)

For the Three Months Ended September 30, 2011:
Foreign currency forwards	$185
Foreign currency options	—
Non-derivative hedging instruments	—

Total	$185

For the Nine Months Ended September 30, 2012:
Foreign currency forwards	$(64)
Foreign currency options	(48)
Non-derivative hedging instruments	—

Total	$(112)

For the Nine Months Ended September 30, 2011:
Foreign currency forwards	$72
Foreign currency options	—
Non-derivative hedging instruments	6

Total	$78

(1)

During the three months and nine months ended September 30, 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings during the periods presented. During the nine months ended September 30, 2011, the Company sold its interest in MSI MetLife, which was a hedged item in a net investment hedging relationship. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative and non-derivative hedging instrument’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2012 and December 31, 2011, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($196) million and ($84) million, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
For the Three Months Ended September 30, 2012:
Interest rate swaps	$(182)	$—	$—	$31
Interest rate floors	11	—	—	—
Interest rate caps	(37)	—	—	—
Interest rate futures	40	—	—	(1)
Equity futures	(196)	7	(167)	—
Foreign currency swaps	(118)	—	—	—
Foreign currency forwards	(32)	—	—	—
Currency futures	6	—	—	—
Currency options	(1)	—	—	—
Equity options	(325)	(5)	(30)	—
Interest rate options	(80)	—	—	—
Interest rate forwards	(3)	—	—	—
Variance swaps	(148)	—	11	—
Credit default swaps	(12)	(6)	—	—
TRRs	(10)	—	—	—

Total	$(1,087)	$(4)	$(186)	$30

For the Three Months Ended September 30, 2011:
Interest rate swaps	$1,805	$—	$—	$321
Interest rate floors	521	—	—	—
Interest rate caps	(127)	—	—	—
Interest rate futures	43	—	—	(5)
Equity futures	338	(12)	314	—
Foreign currency swaps	272	—	—	—
Foreign currency forwards	406	—	—	—
Currency futures	28	—	—	—
Currency options	(18)	—	—	—
Equity options	1,432	5	—	—
Interest rate options	962	—	—	27
Interest rate forwards	(5)	—	—	(49)
Variance swaps	325	—	—	—
Credit default swaps	163	15	—	—
TRRs	27	—	5	—

Total	$6,172	$8	$319	$294

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
For the Nine Months Ended September 30, 2012:
Interest rate swaps	$307	$—	$—	$112
Interest rate floors	50	—	—	—
Interest rate caps	(99)	—	—	—
Interest rate futures	161	—	—	(3)
Equity futures	(707)	7	(373)	—
Foreign currency swaps	(95)	—	—	—
Foreign currency forwards	(62)	—	—	—
Currency futures	(5)	—	—	—
Currency options	(5)	—	—	—
Equity options	(712)	(13)	(49)	—
Interest rate options	33	—	—	—
Interest rate forwards	15	—	—	(74)
Variance swaps	(407)	—	23	—
Credit default swaps	(132)	(13)	—	—
TRRs	1	—	—	—

Total	$(1,657)	$(19)	$(399)	$35

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$2,179	$(2)	$—	$345
Interest rate floors	503	—	—	—
Interest rate caps	(209)	—	—	—
Interest rate futures	(6)	1	—	(9)
Equity futures	393	(9)	206	—
Foreign currency swaps	80	—	—	—
Foreign currency forwards	266	(9)	—	—
Currency futures	37	—	—	—
Currency options	(63)	—	—	—
Equity options	1,065	(6)	—	—
Interest rate options	948	—	—	24
Interest rate forwards	(5)	—	—	(88)
Variance swaps	234	(3)	—	—
Credit default swaps	149	14	—	—
TRRs	26	—	5	—

Total	$5,597	$(14)	$211	$272

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.7 billion and $7.7 billion at September 30, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2012 and December 31, 2011, the Company would have received $60 million and paid $41 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$10	$742	2.8	$5	$737	3.5
Credit default swaps referencing indices	39	2,813	2.3	(1)	2,813	3.0

Subtotal	49	3,555	2.4	4	3,550	3.1

Baa
Single name credit default swaps (corporate)	3	1,329	3.5	(17)	1,234	4.0
Credit default swaps referencing indices	6	3,505	5.0	(26)	2,847	4.9

Subtotal	9	4,834	4.6	(43)	4,081	4.6

Ba
Single name credit default swaps (corporate)	—	25	2.9	—	25	3.5
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	2.9	—	25	3.5

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	2	273	4.7	(2)	25	4.8

Subtotal	2	273	4.7	(2)	25	4.8

Total	$60	$8,687	3.7	$(41)	$7,681	3.9

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $8.7 billion and $7.7 billion from the table above were $149 million and $115 million at September 30, 2012 and December 31, 2011, respectively.

Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at September 30, 2012. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and ($1) million in fair value at December 31, 2011.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At September 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $8.6 billion and $9.5 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $3.3 billion and $2.5 billion, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2012, none of the collateral had been sold or repledged.

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

	Estimated Fair Value of Derivatives in Net Liability Position (1)	Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
		Fixed Maturity Securities (2)	Cash (3)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2012:
Derivatives subject to credit-contingent provisions	$689	$600	$3	$54	$114
Derivatives not subject to credit-contingent provisions	—	—	—	—	—

Total	$689	$600	$3	$54	$114

December 31, 2011:
Derivatives subject to credit-contingent provisions	$447	$405	$4	$48	$104
Derivatives not subject to credit-contingent provisions	28	11	4	—	—

Total	$475	$416	$8	$48	$104

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

Without considering the effect of netting agreements on the derivatives in the table above, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2012 was $1.0 billion. At September 30, 2012, the Company provided collateral of $603 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2012 would be $437 million. This amount does not consider gross derivative assets of $351 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At September 30, 2012 and December 31, 2011, the Company pledged securities collateral for exchange-traded futures and options of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$40 million and $42 million, respectively, which is included in fixed maturity securities. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures and options of $556 million and $680 million, respectively, which is included in premiums, reinsurance and other receivables.
Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to GMABs and certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on assumed and ceded reinsurance; and certain debt and equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2012	December 31, 2011
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$378	$327
Funds withheld on assumed reinsurance	50	35
Options embedded in debt or equity securities	(97)	(70)
Other	1	1

Net embedded derivatives within asset host contracts	$332	$293

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,012	$2,104
Assumed guaranteed minimum benefits	3,180	2,340
Funds withheld on ceded reinsurance	158	122
Other	19	18

Net embedded derivatives within liability host contracts	$4,369	$4,584

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Net derivative gains (losses) (1)	$227	$(2,308)	$673	$(1,759)
Policyholder benefits and claims	$(4)	$113	$(9)	$105

(1)

The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($534) million and ($1.2) billion for the three months and nine months ended September 30, 2012, respectively, and $2.0 billion for both the three months and nine months ended September 30, 2011.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$106,243	$7,699	$113,942
Foreign corporate securities	—	59,947	5,310	65,257
Foreign government securities	—	54,815	2,590	57,405
U.S. Treasury and agency securities	28,672	22,702	74	51,448
RMBS	1,009	37,009	2,573	40,591
CMBS	—	18,226	1,214	19,440
ABS	—	12,155	2,850	15,005
State and political subdivision securities	—	14,852	65	14,917

Total fixed maturity securities	29,681	325,949	22,375	378,005

Equity securities:
Common stock	860	947	262	2,069
Non-redeemable preferred stock	—	308	426	734

Total equity securities	860	1,255	688	2,803

Trading and other securities:
Actively Traded Securities	3	548	14	565
FVO general account securities	—	147	31	178
FVO contractholder-directed unit-linked investments	8,565	5,513	1,121	15,199
FVO securities held by CSEs	—	53	—	53

Total trading and other securities	8,568	6,261	1,166	15,995
Short-term investments (1)	7,108	5,590	1,097	13,795
Mortgage loans:
Commercial mortgage loans held by CSEs	—	2,879	—	2,879
Mortgage loans held-for-sale (2), (3)	—	—	64	64

Total mortgage loans	—	2,879	64	2,943
Other invested assets:
Mortgage Servicing Rights (“MSRs”)	—	—	490	490
Other investments	269	127	—	396
Derivative assets: (4)
Interest rate	10	11,106	244	11,360
Foreign currency exchange rate	—	864	62	926
Credit	—	59	41	100
Equity market	65	2,714	563	3,342

Total derivative assets	75	14,743	910	15,728

Total other invested assets	344	14,870	1,400	16,614
Net embedded derivatives within asset host contracts (5)	—	1	428	429
Separate account assets (6)	34,037	201,929	1,407	237,373

Total assets	$80,598	$558,734	$28,625	$667,957

Liabilities:
Derivative liabilities: (4)
Interest rate	$20	$2,730	$27	$2,777
Foreign currency exchange rate	—	1,297	4	1,301
Credit	—	40	1	41
Equity market	2	352	238	592

Total derivative liabilities	22	4,419	270	4,711
Net embedded derivatives within liability host contracts (5)	—	19	4,350	4,369
Long-term debt of CSEs	—	2,685	48	2,733
Liability related to securitized reverse residential mortgage loans (3), (7)	—	—	—	—
Trading liabilities (7)	118	3	—	121

Total liabilities	$140	$7,126	$4,668	$11,934

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using			Total Estimated Fair Value
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$99,001	$6,784	$105,785
Foreign corporate securities	—	59,648	4,370	64,018
Foreign government securities	76	50,138	2,322	52,536
U.S. Treasury and agency securities	19,911	20,070	31	40,012
RMBS	—	41,035	1,602	42,637
CMBS	—	18,316	753	19,069
ABS	—	11,129	1,850	12,979
State and political subdivision securities	—	13,182	53	13,235

Total fixed maturity securities	19,987	312,519	17,765	350,271

Equity securities:
Common stock	819	1,105	281	2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	819	1,485	719	3,023

Trading and other securities:
Actively Traded Securities	—	473	—	473
FVO general account securities	—	244	23	267
FVO contractholder-directed unit-linked investments	7,572	8,453	1,386	17,411
FVO securities held by CSEs	—	117	—	117

Total trading and other securities	7,572	9,287	1,409	18,268
Short-term investments (1)	8,150	8,120	590	16,860
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,138	—	3,138
Mortgage loans held-for-sale (2)	—	9,302	1,414	10,716

Total mortgage loans	—	12,440	1,414	13,854
Other invested assets:
MSRs	—	—	666	666
Other investments	312	124	—	436
Derivative assets: (4)
Interest rate	32	10,426	338	10,796
Foreign currency exchange rate	1	1,316	61	1,378
Credit	—	301	29	330
Equity market	29	2,703	964	3,696

Total derivative assets	62	14,746	1,392	16,200

Total other invested assets	374	14,870	2,058	17,302
Net embedded derivatives within asset host contracts (5)	—	1	362	363
Separate account assets (6)	28,191	173,507	1,325	203,023

Total assets	$65,093	$532,229	$25,642	$622,964

Liabilities:
Derivative liabilities: (4)
Interest rate	$91	$2,351	$38	$2,480
Foreign currency exchange rate	—	1,103	17	1,120
Credit	—	85	28	113
Equity market	12	211	75	298

Total derivative liabilities	103	3,750	158	4,011
Net embedded derivatives within liability host contracts (5)	—	19	4,565	4,584
Long-term debt of CSEs	—	2,952	116	3,068
Liability related to securitized reverse residential mortgage loans (7)	—	6,451	1,175	7,626
Trading liabilities (7)	124	3	—	127

Total liabilities	$227	$13,175	$6,014	$19,416

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

(3)

As described in Note 2, the Company is exiting the businesses of originating forward and reverse residential mortgage loans, intends to dispose of the depository business of MetLife Bank and has sold MetLife Bank’s reverse mortgage servicing rights resulting in the disposition of certain mortgage loans and the de-recognition of its securitized reverse residential mortgage loans and corresponding liabilities presented in the table above and in the related fair value disclosures.

(4)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(5)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At September 30, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($97) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $2 million and ($72) million, respectively.

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

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 0.6% of the total estimated fair value of fixed maturity securities and represent only 9% of the total estimated fair value of Level 3 fixed maturity securities.

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.

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

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market approach and income approach. Valuation is based primarily on matrix pricing, DCF methodologies or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

Level 2 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Freestanding Derivatives.” Separate account assets within this level also include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

Foreign currency exchange rate

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

Foreign currency exchange rate

Non-option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, cross currency basis curves and currency correlation.

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

The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.

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

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including a nonperformance risk adjustment. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within PABs with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Transfers between Levels 1 and 2:

For assets and liabilities measured at estimated fair value and still held at September 30, 2012, transfers from Level 1 to Level 2 and from Level 2 to Level 1 were $11 million and $0, respectively. Transfers were comprised of fixed maturity securities. Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2011 were not significant.

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

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
Fixed maturity securities:
U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	–	512	91
		• Illiquidity premium (1)	30	–	30
		• Spreads from below investment grade curves (1)	(179)	–	879	231
		• Offered quotes (2)	—	–	255
	• Market pricing	• Quoted prices (2)	(1,411)	–	826	141
	• Consensus pricing	• Offered quotes (2)	—	–	600

Foreign government securities	• Matrix pricing	• Spreads from below investment grade curves (1)	(69)	–	150	64
	• Market pricing	• Quoted prices (2)	—		143	100
	• Consensus pricing	• Offered quotes (2)	82	–	189

RMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	4,537	470
	• Market pricing	• Quoted prices (2)	13	–	109	104
	• Consensus pricing	• Offered quotes (2)	45	–	100

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	9,069	366
	• Market pricing	• Quoted prices (2)	11	–	106	98

ABS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	1,830	131
	• Market pricing	• Quoted prices (2)	40	–	102	100
	• Consensus pricing	• Offered quotes (2)	—	–	111

Derivatives:
Interest rate	• Present value techniques	•Swap yield (1)	227	–	352

Foreign currency exchange rate	• Present value techniques	• Swap yield (1)	194	–	231
		• Currency correlation	41%	–	57%

Credit	• Present value techniques	•Credit spreads (1)	—	–	100
	• Consensus pricing	•Offered quotes (3)

Equity market	• Present value techniques	• Volatility	13%	–	34%
	or option pricing models	• Correlation	65%	–	65%

Embedded derivatives:
Direct and assumed guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.13%
		Ages 41 - 60	0.05%	–	0.88%
		Ages 61 – 115	0.26%	–	100%

		• Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	2.00%	–	100%
		Durations 21 - 116	1.25%	–	100%

		• Utilization rates (4)	20%	–	50%
		• Withdrawal rates	0.07%	–	20%
		• Long-term equity volatilities	15.18%	–	40%
		• Nonperformance risk spread	0.15%	–	2.05%

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At September 30, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments are subject to the controls described under “— Investments.” Generally, all other classes of securities including those within separate account assets use the same valuation techniques and significant unobservable inputs as previously described for Level 3 fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. Mortgage loans held-for-sale are valued using independent non-binding broker quotations and internal models such as DCF methodologies using current interest rates. MSRs are valued using DCF methodologies using inputs such as discount rates, loan prepayments and servicing costs. The long-term debt of CSEs is valued using independent non-binding broker quotations and internal models including matrix pricing and DCF methodologies using current interest rates. The liability related to securitized reverse residential mortgage loans is valued using quoted prices. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other types of financial instruments is similar in nature to that described below.

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

Foreign currency exchange rate

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes. Increases (decreases) in currency correlation in isolation will increase (decrease) the significance of the change in valuations.

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

Equity market

Significant decreases in the equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	ABS	State and Political Subdivision Securities	Other Fixed Maturity Securities
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$2,680	$76	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	5	4	—	8	—	4	—	—
Net investment gains (losses)	(6)	(13)	6	—	(3)	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	323	135	43	—	108	7	32	1	—
Purchases (3)	442	630	370	—	249	416	215	15	—
Sales (3)	(348)	(276)	(254)	—	(114)	(249)	(47)	(6)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	128	172	51	—	11	26	2	—	—
Transfers out of Level 3 (4)	(239)	(156)	(16)	—	(49)	(23)	(36)	(21)	—

Balance, end of period	$7,699	$5,310	$2,590	$74	$2,573	$1,214	$2,850	$65	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$3	$5	$5	$—	$8	$—	$4	$—	$—
Net investment gains (losses)	$(3)	$(10)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$282	$432	$13	$26	$1,096	$717	$211	$564
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	7	32	1	—	—
Net investment gains (losses)	8	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(23)	(37)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(2)	4	—	—	—	15	—	—
Purchases (3)	76	1	14	—	903	515	—	—
Sales (3)	(102)	(60)	(11)	(2)	(909)	(337)	(145)	—
Issuances (3)	—	—	—	—	—	—	2	4
Settlements (3)	—	—	—	—	—	—	(10)	(41)
Transfers into Level 3 (4)	—	48	—	—	1	186	30	—
Transfers out of Level 3 (4)	—	—	(2)	—	(2)	—	(1)	—

Balance, end of period	$262	$426	$14	$31	$1,121	$1,097	$64	$490

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$6	$6	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(22)	$(24)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market				Liability Related to Securitized Reverse Residential Mortgage Loans
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$(98)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	18	7	—
Net derivative gains (losses)	(7)	20	16	(187)	291	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	11	(4)	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(16)	—	—	1	(78)	—	—	—
Purchases (3)	—	—	—	7	—	144	—	—
Sales (3)	—	—	—	—	—	(74)	—	97
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	12	(2)	—	(82)	(170)	—	26	1
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(128)	—	—

Balance, end of period	$217	$58	$40	$325	$(3,922)	$1,407	$(48)	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$7	$—
Net derivative gains (losses)	$(4)	$19	$16	$(195)	$283	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$10	$(3)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS (9)	CMBS	ABS (9)	State and Political Subdivision Securities	Other Fixed Maturity Securities
	(In millions)
Three Months Ended September 30, 2011:
Balance, beginning of period	$6,871	$5,844	$3,161	$26	$1,499	$781	$1,386	$89	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	9	9	—	2	5	6	—	—
Net investment gains (losses)	26	2	(206)	—	—	(1)	(5)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	227	(120)	302	2	(52)	(1)	11	(1)	—
Purchases (3)	455	199	427	—	208	115	431	11	—
Sales (3)	(185)	(447)	(30)	(3)	(49)	(57)	(94)	(1)	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	172	498	6	1	1	184	—	—
Transfers out of Level 3 (4)	(27)	(930)	(272)	—	—	(11)	(147)	(45)	—

Balance, end of period	$7,371	$4,729	$3,889	$31	$1,609	$832	$1,772	$53	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$4	$8	$9	$—	$2	$6	$6	$—	$—
Net investment gains (losses)	$(3)	$(5)	$(205)	$—	$—	$(2)	$(7)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Three Months Ended September 30, 2011:
Balance, beginning of period	$305	$654	$2	$54	$623	$732	$32	$964
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(12)	(5)	(1)	—	—
Net investment gains (losses)	3	7	—	—	—	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(1)	(292)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(25)	(69)	—	—	—	(1)	—	—
Purchases (3)	14	—	—	—	1,026	266	2	—
Sales (3)	(14)	(84)	—	—	(297)	(368)	—	—
Issuances (3)	—	—	—	—	—	—	—	46
Settlements (3)	—	—	—	—	—	—	(2)	(32)
Transfers into Level 3 (4)	—	1	—	—	—	—	4	—
Transfers out of Level 3 (4)	(44)	—	—	(15)	(84)	(1)	(5)	—

Balance, end of period	$239	$509	$2	$27	$1,263	$626	$30	$686

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$(11)	$(4)	$(1)	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(1)	$(280)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market
	(In millions)
Three Months Ended September 30, 2011:
Balance, beginning of period	$(67)	$49	$42	$55	$(2,074)	$1,836	$(134)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	3	(1)
Net derivative gains (losses)	21	2	(76)	677	(2,314)	—	—
Other revenues	68	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	115	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	317	—	15	1	(114)	—	—
Purchases (3)	(1)	16	—	119	—	187	—
Sales (3)	—	—	—	—	—	(152)	—
Issuances (3)	—	—	—	(4)	—	—	—
Settlements (3)	(41)	—	(11)	2	(121)	(1)	23
Transfers into Level 3 (4)	1	—	—	—	—	11	—
Transfers out of Level 3 (4)	—	—	—	—	—	(176)	—

Balance, end of period	$298	$67	$(30)	$850	$(4,508)	$1,708	$(112)

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$17	$2	$(76)	$677	$(2,319)	$—	$—
Other revenues	$79	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$115	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	ABS	State and Political Subdivision Securities	Other Fixed Maturity Securities
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	16	4	—	20	7	14	—	—
Net investment gains (losses)	4	(68)	(1)	—	(7)	(37)	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	351	233	26	—	149	21	19	4	—
Purchases (3)	1,371	1,535	1,003	49	1,060	695	1,293	15	—
Sales (3)	(865)	(708)	(467)	(6)	(315)	(253)	(286)	(7)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	266	254	53	—	76	40	6	—	—
Transfers out of Level 3 (4)	(222)	(322)	(350)	—	(12)	(12)	(48)	—	—

Balance, end of period	$7,699	$5,310	$2,590	$74	$2,573	$1,214	$2,850	$65	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$8	$18	$12	$—	$20	$2	$14	$—	$—
Net investment gains (losses)	$(6)	$(27)	$—	$—	$(3)	$(4)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit- linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$1,414	$666
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	10	12	1	—	—
Net investment gains (losses)	(1)	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(31)	(122)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	23	—	—	—	10	—	—
Purchases (3)	111	5	14	—	918	1,059	1	—
Sales (3)	(126)	(89)	—	(2)	(1,159)	(455)	(1,348)	—
Issuances (3)	—	—	—	—	—	—	6	109
Settlements (3)	—	—	—	—	—	—	(46)	(163)
Transfers into Level 3 (4)	3	48	—	—	2	—	72	—
Transfers out of Level 3 (4)	(13)	—	—	—	(38)	(108)	(4)	—

Balance, end of period	$262	$426	$14	$31	$1,121	$1,097	$64	$490

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$9	$1	$(1)	$—	$—
Net investment gains (losses)	$(11)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(25)	$(88)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
					Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Residential Mortgage Loans
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	95	(2)	—
Net derivative gains (losses)	16	30	44	(470)	802	—	—	—
Other revenues	(67)	—	—	—	—	—	—	1
Policyholder benefits and claims	—	—	—	22	(9)	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	13	—	—	(1)	(39)	—	—	—
Purchases (3)	—	—	—	16	—	294	—	—
Sales (3)	—	—	—	—	—	(289)	—	1,149
Issuances (3)	—	—	(3)	—	—	1	—	—
Settlements (3)	(45)	(16)	(3)	(131)	(473)	(3)	70	23
Transfers into Level 3 (4)	—	—	—	—	—	25	—	—
Transfers out of Level 3 (4)	—	—	1	—	—	(41)	—	2

Balance, end of period	$217	$58	$40	$325	$(3,922)	$1,407	$(48)	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(2)	$—
Net derivative gains (losses)	$2	$10	$43	$(474)	$781	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$22	$(7)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	Foreign Government Securities	U.S. Treasury and Agency Securities	RMBS (9)	CMBS	ABS (9)	State and Political Subdivision Securities	Other Fixed Maturity Securities
	(In millions)
Nine Months Ended September 30, 2011:
Balance, beginning of period	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$3,026	$46	$4
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	8	22	38	—	8	21	18	—	—
Net investment gains (losses)	14	(20)	(220)	—	(13)	67	(22)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	372	44	332	2	(11)	50	90	(8)	—
Purchases (3)	1,016	1,571	1,164	—	251	287	754	11	—
Sales (3)	(674)	(1,770)	(411)	(1)	(247)	(584)	(471)	(4)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	43	165	91	6	81	85	123	10	—
Transfers out of Level 3 (4)	(557)	(1,009)	(239)	(55)	(1,001)	(105)	(1,746)	(2)	(4)

Balance, end of period	$7,371	$4,729	$3,889	$31	$1,609	$832	$1,772	$53	$—

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$7	$22	$36	$—	$8	$19	$18	$—	$—
Net investment gains (losses)	$(30)	$(20)	$(209)	$—	$(13)	$(2)	$(10)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and Other Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (5)
	(In millions)
Nine Months Ended September 30, 2011:
Balance, beginning of period	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(3)	61	3	—	—
Net investment gains (losses)	7	(63)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(2)	(310)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(12)	31	—	—	—	7	—	—
Purchases (3)	53	4	—	1	1,032	562	3	—
Sales (3)	(21)	(379)	(8)	(33)	(447)	(798)	—	—
Issuances (3)	—	—	—	—	—	—	1	138
Settlements (3)	—	—	—	—	—	—	(3)	(92)
Transfers into Level 3 (4)	1	11	—	—	123	—	9	—
Transfers out of Level 3 (4)	(57)	—	—	(15)	(241)	(4)	(2)	—

Balance, end of period	$239	$509	$2	$27	$1,263	$626	$30	$686

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$(5)	$55	$(2)	$—	$—
Net investment gains (losses)	$(4)	$(19)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$(298)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)				Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market
	(In millions)
Nine Months Ended September 30, 2011:
Balance, beginning of period	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(3)	—	—	—
Net investment gains (losses)	—	—	—	—	—	48	(8)
Net derivative gains (losses)	25	(1)	(70)	568	(1,722)	—	—
Other revenues	75	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	107	—	—
Other expenses	—	—	—	—	—	—	—
Other comprehensive income (loss)	325	—	13	—	(116)	—	—
Purchases (3)	(1)	21	—	225	—	422	—
Sales (3)	—	—	—	—	—	(502)	—
Issuances (3)	—	—	(3)	(4)	—	—	—
Settlements (3)	(40)	—	(13)	(3)	(339)	(3)	80
Transfers into Level 3 (4)	—	—	(1)	—	—	18	—
Transfers out of Level 3 (4)	—	(26)	—	(75)	—	(258)	—

Balance, end of period	$298	$67	$(30)	$850	$(4,508)	$1,708	$(112)

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(8)
Net derivative gains (losses)	$14	$(1)	$(70)	$569	$(1,738)	$—	$—
Other revenues	$80	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$107	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

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

(5)

Other revenues represent the changes in estimated fair value due to changes in valuation model inputs or assumptions. For the three months and nine months ended September 30, 2012 and 2011, there was no other change in estimated fair value affecting MSRs. The additions for purchases, originations and issuances are presented within issuances and the reductions for loan payments, sales and settlements, affecting MSRs are presented within settlements.

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

Fair Value Option

Residential Mortgage Loans Held-For-Sale

The following table presents residential mortgage loans held-for-sale accounted for under the FVO at:

	September 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$91	$2,935
Difference between estimated fair value and unpaid principal balance	(27)	129

Carrying value at estimated fair value	$64	$3,064

Loans in non-accrual status	$3	$3
Loans more than 90 days past due	$26	$20
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(11)	$(2)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(2)	$—	$—	$(3)
Other changes in estimated fair value	(27)	174	71	353

Total gains (losses) recognized in other revenues	$(29)	$174	$71	$350

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

	September 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$—	$6,914
Difference between estimated fair value and unpaid principal balance	—	738

Carrying value at estimated fair value	$—	$7,652

Loans more than 90 days past due	$—	$59
Loans more than 90 days past due — difference between aggregate estimated fair value and unpaid principal balance	$—	$—

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

	September 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$—	$6,914
Difference between estimated fair value and contractual principal balance	—	712

Carrying value at estimated fair value	$—	$7,626

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans, securities and long-term debt. Information on the estimated fair value of the securities classified as trading and other securities is presented in Note 3. The following table presents these commercial mortgage loans accounted for under the FVO at:

	September 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,752	$3,019
Difference between estimated fair value and unpaid principal balance	127	119

Carrying value at estimated fair value	$2,879	$3,138

The following table presents the long-term debt accounted for under the FVO related to both the commercial mortgage loans and securities classified as trading and other securities at:

	September 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,624	$2,954
Difference between estimated fair value and contractual principal balance	109	114

Carrying value at estimated fair value	$2,733	$3,068

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

	Three Months Ended September 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$383	$379	$(4)	$289	$245	$(44)
Held-for-sale	184	174	(10)	71	68	(3)

Mortgage loans, net	$567	$553	$(14)	$360	$313	$(47)

Other limited partnership interests (2)	$36	$27	$(9)	$5	$3	$(2)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—
Goodwill (4)	$1,868	$—	$(1,868)	$65	$—	$(65)

	Nine Months Ended September 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$370	$379	$9	$273	$245	$(28)
Held-for-sale	213	174	(39)	72	68	(4)

Mortgage loans, net	$583	$553	$(30)	$345	$313	$(32)

Other limited partnership interests (2)	$84	$61	$(23)	$18	$13	$(5)
Real estate joint ventures (3)	$15	$10	$(5)	$—	$—	$—
Goodwill (4)	$1,868	$—	$(1,868)	$65	$—	$(65)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $6 million and $1 million at September 30, 2012 and 2011, respectively.

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $10 million at September 30, 2012. There were no unfunded commitments for these investments at September 30, 2011.

(4)

Goodwill — As discussed in Note 7, in September 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. In addition, as discussed in Note 7 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, in September 2011, the Company recorded an impairment of goodwill associated with MetLife Bank. These impairments have been categorized as Level 3 due to the significant unobservable inputs used in the determination of the associated estimated fair value.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2012
	Carrying Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$55,005	$—	$—	$58,346	$58,346
Held-for-sale	1,222	—	—	1,222	1,222

Mortgage loans, net	$56,227	$—	$—	$59,568	$59,568
Policy loans	$11,949	$—	$1,698	$12,802	$14,500
Real estate joint ventures	$115	$—	$—	$168	$168
Other limited partnership interests	$1,203	$—	$—	$1,434	$1,434
Other invested assets	$1,467	$321	$64	$1,082	$1,467
Premiums, reinsurance and other receivables	$3,064	$—	$526	$2,973	$3,499
Other assets	$252	$—	$214	$70	$284
Liabilities:
PABs	$151,826	$—	$—	$160,480	$160,480
Bank deposits	$6,515	$—	$1,982	$4,533	$6,515
Long-term debt	$16,854	$—	$19,327	$—	$19,327
Collateral financing arrangements	$4,196	$—	$—	$3,807	$3,807
Junior subordinated debt securities	$3,192	$—	$3,870	$—	$3,870
Other liabilities	$5,164	$—	$3,789	$1,378	$5,167
Separate account liabilities	$62,122	$—	$62,122	$—	$62,122
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$5	$5
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$43	$—	$43

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,777	$56,422
Held-for-sale	4,462	4,462

Mortgage loans, net	$58,239	$60,884
Policy loans	$11,892	$14,213
Real estate joint ventures	$130	$183
Other limited partnership interests	$1,318	$1,656
Other invested assets	$1,434	$1,434
Premiums, reinsurance and other receivables	$4,639	$5,232
Other assets	$310	$308
Liabilities:
PABs	$146,890	$153,304
Bank deposits	$10,507	$10,507
Long-term debt	$20,587	$22,514
Collateral financing arrangements	$4,647	$4,136
Junior subordinated debt securities	$3,192	$3,491
Other liabilities	$4,087	$4,087
Separate account liabilities	$49,610	$49,610
Commitments: (1)
Mortgage loan commitments	$—	$3
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$51

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 12 for additional information on these off-balance sheet obligations.

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

6. Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	Nine Months Ended September 30,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
	(In millions)
Balance, beginning of period	$15,240	$9,379	$24,619	$13,377	$11,088	$24,465
Capitalizations	3,981	—	3,981	4,158	—	4,158
Acquisitions	—	55	55	—	—	—

Subtotal	19,221	9,434	28,655	17,535	11,088	28,623

Amortization related to:
Net investment gains (losses)	(78)	(1)	(79)	(465)	(46)	(511)
Other expenses	(2,138)	(984)	(3,122)	(2,049)	(1,351)	(3,400)

Total amortization	(2,216)	(985)	(3,201)	(2,514)	(1,397)	(3,911)

Unrealized investment gains (losses)	(617)	(221)	(838)	(402)	(352)	(754)
Effect of foreign currency translation and other	73	(85)	(12)	(100)	658	558

Balance, end of period	$16,461	$8,143	$24,604	$14,519	$9,997	$24,516

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

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC. See also Note 17 for information on the continued realignment of certain products and businesses among the Company’s existing segments during the third quarter of 2012, which was retrospectively applied.

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)
Retail	$10,487	$10,470	$863	$1,211	$11,350	$11,681
Group, Voluntary & Worksite Benefits	382	377	—	—	382	377
Corporate Benefit Funding	97	86	2	3	99	89
Latin America	838	693	362	357	1,200	1,050
Asia	3,796	2,990	5,855	6,564	9,651	9,554
EMEA	861	623	1,061	1,243	1,922	1,866
Corporate & Other	—	1	—	1	—	2

Total	$16,461	$15,240	$8,143	$9,379	$24,604	$24,619

7. Goodwill

The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon data at June 30 of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. To determine the fair values for our reporting units, the Company generally applies a market multiple and/or DCF valuation approach. The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The DCF valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates.

Since the market multiple and DCF valuation techniques indicated that the fair value of the Retail Annuities reporting unit was below its carrying value, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was also performed. This appraisal also resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The growing concern regarding an extended period of low interest rates was reflected in the fair value estimate, particularly on the returns a market buyer would assume on the fixed income portion of separate account annuity products. In addition, industry-wide inquiries by regulators on the use of affiliated captive reinsurers for off-shore entities to reinsure insurance risks may limit access to this type of capital structure. As a result, a market buyer may discount the ability to fully utilize these structures, which also affected the fair value estimate of the reporting unit. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2012.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2012 using a market multiple and/or DCF valuation approach based upon data at June 30, 2012 and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. As a result, the Company reallocated goodwill from the former segments to and among the new segments based on the relative fair value method as shown in the below table under “Goodwill Transfers.” As a result of the realignment during the third quarter, the Company performed an analysis to identify all reporting units under the revised structure. Based on a qualitative assessment performed, the Company concluded that at September 30, 2012 there were no indicators of a scenario in which it was more likely than not that any reporting units had a carrying value that exceeded fair value, and thus, no further impairment analysis was performed.

Management continues to evaluate current market conditions that may affect the estimated fair value of the reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

The following table presents the changes in the net carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	Impairments (1)	Effect of Foreign Currency Translation and Other	September 30, 2012
	(In millions)
Retail	$2,955	$170	$(1,692)	$—	$1,433
Group, Voluntary & Worksite Benefits	308	(170)	—	—	138
Corporate Benefit Funding	900	—	—	—	900
Latin America	501	—	—	30	531
Asia (2)	5,443	90	—	(50)	5,483
EMEA	1,423	(90)	—	(23)	1,310
Corporate & Other (3)	405	—	(176)	—	229

Total	$11,935	$—	$(1,868)	$(43)	$10,024

(1)

At September 30, 2012, the Company’s accumulated goodwill impairment loss was $1.9 billion, of which $1.7 billion was recorded in Retail and $241 million was recorded in Corporate & Other. At December 31, 2011, the Company’s accumulated goodwill impairment loss of $65 million, recorded in Corporate & Other, was related to acquisitions by MetLife Bank and such charge was included in net investment gains (losses) for both the three months and nine months ended September 30, 2011.

(2)	Includes goodwill of $5.3 billion and $5.4 billion from the Japan operations at September 30, 2012 and December 31, 2011, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)

The $405 million of net goodwill in Corporate & Other at December 31, 2011, relates to goodwill acquired as a part of the 2005 Travelers acquisition. For purposes of goodwill impairment testing, the $405 million of Corporate & Other goodwill was allocated to business units of the Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding segments in the amounts of $210 million, $9 million and $186 million, respectively. The Retail segment amount was further allocated within the segment to the Life & Other and the Annuities reporting units in the amounts of $34 million and $176 million, respectively. As reflected in the table, the $176 million related to the Retail Annuities reporting unit was impaired in the third quarter of 2012.

8. Insurance

Insurance Liabilities

Insurance liabilities were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)
Retail	$67,480	$66,451	$67,417	$69,553	$2,820	$2,868
Group, Voluntary & Worksite Benefits	17,883	16,309	9,039	9,273	3,493	3,317
Corporate Benefit Funding	52,497	49,657	64,162	56,367	181	201
Latin America	7,325	6,299	7,017	6,159	1,493	1,432
Asia	33,671	32,419	63,953	59,739	6,102	6,109
EMEA	6,084	6,864	12,204	14,235	1,245	1,249
Corporate & Other	6,128	6,276	3,090	2,374	502	423

Total	$191,068	$184,275	$226,882	$217,700	$15,836	$15,599

See Note 17 for information on the continued realignment of certain products and businesses among the Company’s existing segments during the third quarter of 2012, which was retrospectively applied.

Guarantees

As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of GMWB, GMAB and the portion of certain GMIB that does not require annuitization are accounted for as embedded derivatives in PABs. These guarantees are recorded at estimated fair value with changes in estimated fair value recorded in net derivative gains (losses), and are excluded from the net amount at risk (“NAR”) and other disclosures below.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Based on the type of guarantee, the Company defines NAR as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.

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

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	September 30, 2012			December 31, 2011
	In the Event of Death	At Annuitization		In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (3)	$181,936	$86,174		$163,845	$72,016
Separate account value	$141,262	$81,711		$121,841	$66,739
Net amount at risk	$11,754	$3,895	(2)	$16,641	$2,686	(2)
Average attained age of contractholders	62 years	62 years		62 years	61 years

Two Tier Annuities
General account value	N/A	$410		N/A	$386
Net amount at risk	N/A	$59		N/A	$60
Average attained age of contractholders	N/A	61 years		N/A	60 years

	September 30, 2012			December 31, 2011
	Secondary Guarantees	Paid-Up Guarantees		Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$14,007	$3,861		$12,946	$3,963
Net amount at risk	$190,458	$23,666		$188,642	$24,991
Average attained age of policyholders	54 years	59 years		53 years	59 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

The Company had previously disclosed the NAR based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $9.3 billion and $12.1 billion at September 30, 2012 and December 31, 2011, respectively. The Company has provided, in the table above, the NAR as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,680	$43,169
Other policy-related balances	325	358
Policyholder dividends payable	561	514
Policyholder dividend obligation	3,909	2,919
Other liabilities	723	613

Total closed block liabilities	48,198	47,573

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	31,198	30,407
Equity securities available-for-sale, at estimated fair value	44	35
Mortgage loans	6,242	6,206
Policy loans	4,673	4,657
Real estate and real estate joint ventures	344	364
Other invested assets	819	857

Total investments	43,320	42,526
Cash and cash equivalents	254	249
Accrued investment income	519	509
Premiums, reinsurance and other receivables	97	109
Current income tax recoverable	—	53
Deferred income tax assets	341	362

Total assets designated to the closed block	44,531	43,808

Excess of closed block liabilities over assets designated to the closed block	3,667	3,765

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	2,980	2,394
Unrealized gains (losses) on derivative instruments, net of income tax	13	11
Allocated to policyholder dividend obligation, net of income tax	(2,541)	(1,897)

Total amounts included in accumulated other comprehensive income (loss)	452	508

Maximum future earnings to be recognized from closed block assets and liabilities	$4,119	$4,273

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$2,919	$876
Change in unrealized investment and derivative gains (losses)	990	2,043

Balance, end of period	$3,909	$2,919

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Revenues
Premiums	$512	$554	$1,538	$1,657
Net investment income	555	553	1,644	1,697
Net investment gains (losses)	6	22	30	32
Net derivative gains (losses)	(9)	17	(7)	3

Total revenues	1,064	1,146	3,205	3,389

Expenses
Policyholder benefits and claims	654	731	2,016	2,166
Policyholder dividends	278	304	821	897
Other expenses	45	48	136	146

Total expenses	977	1,083	2,973	3,209

Revenues, net of expenses before provision for income tax expense (benefit)	87	63	232	180
Provision for income tax expense (benefit)	30	25	82	63

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	57	38	150	117
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	4	1

Revenues, net of expenses and provision for income tax expense (benefit) and discontinued operations	$57	$38	$154	$118

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

10. Long-term Debt

Senior Notes

In August 2012, MetLife, Inc. issued $750 million of senior notes due in August 2042. The senior notes bear interest at a fixed rate of 4.125% payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $7 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

Credit Facility

In September 2012, MetLife, Inc. and MetLife Funding, Inc. entered into a $1.0 billion five-year credit agreement which amended and restated the three-year agreement dated October 2010. All borrowings under the 2012 five-year credit agreement must be repaid by September 2017, except that letters of credit outstanding on that date may remain outstanding until no later than September 2018. MetLife, Inc. incurred costs of $4 million

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

related to the amended and restated credit facility, which have been capitalized and included in other assets. These costs will be amortized over the remaining term of the amended and restated facility.

11. Collateral Financing Arrangements

Associated with the Closed Block

In June 2012, following regulatory approval, MRC, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $451 million in aggregate principal amount of surplus notes (the “Partial Repurchase”) that MRC issued in December 2007 in connection with MLIC reinsuring a portion of its closed block liabilities to MRC. Payments made by MetLife, Inc. in June 2012 associated with the Partial Repurchase, which also included payments made to the unaffiliated financial institution with which MetLife, Inc. entered into an agreement in 2007 in connection with the issuance of the surplus notes, totaled $451 million, exclusive of accrued interest on the surplus notes. At September 30, 2012 and December 31, 2011, the amount of the surplus notes issued by MRC that remained outstanding was $1.4 billion and $1.9 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2012. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $145 million.

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

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the nine months ended September 30, 2012 and 2011, MLIC received approximately 3,909 and 3,750

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2012.

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

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries. Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the forward and reverse residential mortgage origination and servicing business. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent decree.

MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unclaimed Property Inquiries and Related Litigation

In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to the Company. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. At least one other jurisdiction is pursuing a similar market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. MetLife, Inc. and MLIC have moved to dismiss the action. On September 6, 2012, the court granted the Relator’s unopposed motion to dismiss all of its claims.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (District Court, County of Hennepin, MN, filed January 31, 2011). Alleging that MetLife, Inc. and another company have violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator has brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. Based on the allegations in the complaint, it appears that the Relator may have improperly named MetLife, Inc. as a defendant instead of MLIC. The action was sealed by court order until March 22, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $228 million. The Relator does not allocate this claimed damage amount between MetLife, Inc. and the other defendant. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $130,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. MetLife, Inc. and MLIC have moved to dismiss the action.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. In May 2012, plaintiff amended the complaint to add defendants including members of the MetLife, Inc. Board of Directors and several other parties and to add claims for violations of the Securities Act of 1933. Plaintiff seeks unspecified compensatory damages and other relief. Defendants have moved to dismiss the action.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et. al. (N.D. Alabama , filed in state court on July 5, 2012 and removed to federal court on August 3, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The defendants intend to defend this action vigorously.

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). The two federal court actions have been consolidated and have been stayed pending further order of the court. The two state court actions have been consolidated under the caption In re: MetLife Shareholder Derivative Action and an amended complaint has been filed. Plaintiffs in all four actions allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations. On September 24, 2012, counsel for the Special Committee apprised this shareholder’s counsel that the Board of Directors had reviewed the issues and rejected the demand.

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

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint. Plaintiffs have appealed that decision to the United States Court of Appeals for the Sixth Circuit.

McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012). This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The Company is defending the action vigorously.

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

Italy Fund Redemption Suspension Complaints and Litigation. As a result of suspension of withdrawals and diminution in value in certain funds offered within certain unit-linked policies sold by the Italian branch of Alico Life International, Ltd. (“ALIL”), a number of policyholders invested in those funds have either commenced or threatened litigation against ALIL, alleging misrepresentation, inadequate disclosures and other related claims. These policyholders contacted ALIL beginning in July 2009 alleging that the funds operated at variance to the published prospectus and that prospectus risk disclosures were allegedly wrong, unclear, and misleading. The limited number of lawsuits or complaints that have been filed to date have either been resolved or are proceeding. In March 2011, ALIL implemented a plan to resolve policyholder claims. Under the plan, ALIL provided liquidity to the suspended funds so that policyholders may withdraw investments in these funds, and ALIL offered policyholders amounts in addition to the liquidation value of the suspended funds based on the performance of other relevant financial products. The settlement program achieved a 97% acceptance rate. Those policyholders who did not accept the settlement may still pursue other remedies or commence individual litigation. Under the terms of the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings LLC, AIG agreed to indemnify MetLife, Inc. and its affiliates for third party claims and regulatory fines associated with ALIL’s suspended funds. Due to the acknowledged indemnification obligation, this matter is not included in the aggregate estimate of range of reasonably possible loss.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.5 billion and $4.0 billion at September 30, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

Prior to exiting the business of originating forward and reverse residential mortgage loans, in the ordinary course of business, the Company issued interest rate lock commitments on certain residential mortgage loan applications which totaled $5.6 billion at December 31, 2011. There were no outstanding interest rate lock commitments at September 30, 2012. The Company sells the originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Notes 2 and 4.

The Company also commits to lend funds under certain mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.9 billion and $4.1 billion at September 30, 2012 and December 31, 2011, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at September 30, 2012 and December 31, 2011, respectively.

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

The Company’s recorded liabilities were $6 million and $5 million at September 30, 2012 and December 31, 2011, respectively, for indemnities, guarantees and commitments.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Service costs	$56	$47	$19	$17	$5	$4	$—	$—
Interest costs	102	101	4	3	26	26	1	1
Expected return on plan assets	(121)	(112)	(1)	—	(19)	(19)	(1)	—
Amortization of net actuarial (gains) losses	48	49	—	—	15	11	1	—
Amortization of prior service costs (credit)	2	1	—	—	(26)	(27)	—	—

Net periodic benefit costs	$87	$86	$22	$20	$1	$(5)	$1	$1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Service costs	$168	$141	$55	$49	$16	$12	$1	$1
Interest costs	305	303	13	11	77	79	2	2
Expected return on plan assets	(363)	(336)	(5)	(3)	(57)	(57)	(1)	(1)
Amortization of net actuarial (gains) losses	146	146	—	—	43	32	1	—
Amortization of prior service costs (credit)	5	3	—	—	(78)	(81)	—	—

Net periodic benefit costs	$261	$257	$63	$57	$1	$(15)	$3	$2

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, no contributions are required to be made to the Subsidiaries’ U.S. qualified pension plans during 2012; however, during the third quarter of 2012, $405 million of discretionary contributions were made by the Subsidiaries to those plans.

14. Equity

Stock-Based Compensation Plans

Payout of 2009—2011 Performance Shares

Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance. For this purpose, MetLife, Inc.’s performance is determined in terms of (a) the change in annual net operating earnings and (b) total shareholder return, in each case, over the applicable three-year performance period compared to the performance of its competitors. Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 1,791,609 Performance Shares associated with that performance period that vested on December 31, 2011 and, as a result, 2,024,518 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees chose to defer, during the second quarter of 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Payout of 2009—2011 Performance Units

Vested Performance Units are multiplied by a performance factor of 0.0 to 2.0 based largely on MetLife, Inc.’s performance. For this purpose, MetLife, Inc.’s performance is determined in terms of (a) the change in annual net operating earnings and (b) total shareholder return, in each case, over the applicable three-year performance period compared to the performance of its competitors. Final Performance Units which are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2009 — December 31, 2011 performance period was 1.13. This factor has been applied to the 51,144 Performance Units associated with that performance period that vested on December 31, 2011 and, as a result, the cash value of 57,793 units was paid during the second quarter of 2012.

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

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the nine months ended September 30, 2012, except as described for American Life and MICC.

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

In January 2012, the Company submitted to the Federal Reserve Board and the Federal Reserve Bank of New York (collectively, the “Federal Reserve”) a comprehensive capital plan, as mandated by the capital plans rule, and additional information required by the 2012 Comprehensive Capital Analysis and Review (“CCAR”). The capital plan included an anticipated repurchase of common stock and an anticipated increase to MetLife,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Inc.’s annual dividend to its stockholders. The Federal Reserve objected to the capital plan in March of 2012; therefore, MetLife, Inc. is unable to repurchase its common stock or increase its aggregate annual dividend amount above $0.74 per share, or $0.8 billion based on the outstanding shares at September 30, 2012, until such time as the Company is no longer subject to the capital plans rule and supervision by the Federal Reserve, or submits a capital plan that is approved by the Federal Reserve. The Federal Reserve, pursuant to the Company’s request, has extended the time for the Company to resubmit its capital plan until January 5, 2013. Unless the Company receives an extension, it may also need to submit a capital plan for 2013 if MetLife, Inc. is still a bank holding company on January 5, 2013. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for additional information on dividend restrictions.

15. Other Expenses

Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Compensation	$1,307	$1,326	$4,196	$3,982
Pension, postretirement and postemployment benefit costs	117	99	345	289
Commissions	1,442	1,771	4,466	4,774
Volume-related costs	154	109	402	283
Interest credited to bank deposits	19	26	60	72
Capitalization of DAC	(1,302)	(1,527)	(3,981)	(4,158)
Amortization of DAC and VOBA	1,008	1,718	3,201	3,911
Amortization of negative VOBA	(170)	(170)	(506)	(536)
Interest expense on debt and debt issuance costs	326	425	1,026	1,260
Premium taxes, licenses and fees	176	206	519	483
Professional services	432	336	1,210	1,019
Rent, net of sublease income	107	99	339	319
Other	629	780	2,064	2,289

Total other expenses	$4,245	$5,198	$13,341	$13,987

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

Costs Related to the Acquisition of ALICO

Integration-Related Expenses

Integration-related costs were $95 million and $239 million for the three months and nine months ended September 30, 2012, respectively, and $84 million and $254 million for the three months and nine months ended September 30, 2011, respectively. Integration-related costs represent costs directly related to integrating American Life and Delaware American Life Insurance Company (collectively, “ALICO”), including expenses for consulting, rebranding and the integration of information systems. Such costs have been expensed as incurred and as the integration of ALICO is an enterprise-wide initiative, these expenses are reported within Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring Charges

As part of the integration of ALICO’s operations, management initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. The restructuring program has been finalized and the remaining payments associated with the aforementioned restructuring program are expected to be completed by March 31, 2013. Estimated restructuring charges may change as management continues to execute its restructuring plans. See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Restructuring charges associated with restructuring plans related to the acquisition of ALICO are included in other expenses within Corporate & Other. Such restructuring charges included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$8	$9	$13	$10
Restructuring charges	1	7	10	31
Cash payments	(3)	(7)	(17)	(32)

Balance, end of period	$6	$9	$6	$9

Restructuring charges incurred in current period	$1	$7	$10	$31

Total restructuring charges incurred since inception of restructuring plans	$66	$41	$66	$41

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

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported within Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
	(In millions)
Balance, beginning of period	$21	$—
Restructuring charges	54	101
Cash payments	(40)	(66)

Balance, end of period	$35	$35

Restructuring charges incurred in current period	$54	$101

Total restructuring charges incurred since inception of initiative	$101	$101

Management anticipates further restructuring charges including severance, lease and asset impairments, through the year ending December 31, 2014. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

16. Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(In millions, except share and per share data)
	Weighted Average Shares:
	Weighted average common stock outstanding for basic earnings per common share	1,065,041,874	1,060,199,513	1,063,991,836	1,059,253,798
	Incremental common shares from assumed:
	Stock purchase contracts underlying common equity units (1)	—	—	—	2,188,593
	Exercise or issuance of stock-based awards (2)	—	6,001,186	5,963,399	7,221,794

	Weighted average common stock outstanding for diluted earnings per common share	1,065,041,874	1,066,200,699	1,069,955,235	1,068,664,185

	Income (Loss) from Continuing Operations:
	Income (loss) from continuing operations, net of income tax	$(957)	$3,442	$1,209	$5,428
Less:	Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(3)	(6)	29	(6)
Less:	Preferred stock dividends	30	30	91	91
	Preferred stock redemption premium	—	—	—	146

	Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(984)	$3,418	$1,089	$5,197

	Basic	$(0.92)	$3.22	$1.02	$4.91

	Diluted	$(0.92)	$3.20	$1.01	$4.86

	Income (Loss) from Discontinued Operations:
	Income (loss) from discontinued operations, net of income tax	$—	$8	$17	$(1)
	Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

	Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$8	$17	$(1)

	Basic	$—	$0.01	$0.02	$—

	Diluted	$—	$0.01	$0.02	$—

	Net Income (Loss):
	Net income (loss)	$(957)	$3,450	$1,226	$5,427
Less:	Net income (loss) attributable to noncontrolling interests	(3)	(6)	29	(6)
Less:	Preferred stock dividends	30	30	91	91
	Preferred stock redemption premium	—	—	—	146

	Net income (loss) available to MetLife, Inc.’s common shareholders	$(984)	$3,426	$1,106	$5,196

	Basic	$(0.92)	$3.23	$1.04	$4.91

	Diluted	$(0.92)	$3.21	$1.03	$4.86

(1)

See Note 14 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a description of the Company’s common equity units. For the three months and nine months ended September 30, 2012, and for the three months ended September 30, 2011, all shares related to the assumed

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

(2)

For the three months ended September 30, 2012, 5,928,114 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share, as to include such assumed shares would be anti-dilutive.

17. Segment Information

As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and EMEA. As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments as noted below. Prior period results have been revised in connection with these changes.

The Americas. The Americas consists of the following segments:

•

    Retail. The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products and personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.

•

    Group, Voluntary & Worksite Benefits. The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. The Voluntary & Worksite business includes personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. The Voluntary & Worksite business also includes long-term care, prepaid legal plans and critical illness products.

•

    Corporate Benefit Funding. The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank (see Note 2) and other business activities. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. This in-force reinsurance agreement reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

As discussed above, in the third quarter of 2012, as anticipated as part of the November 2011 reorganization, management realigned certain individual disability income and property & casualty products and began reporting such product results in the Retail segment. As a result of the first quarter segment reorganization, these results had been reported in the Group, Voluntary & Worksite Benefits segment. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Retail segment increased by $14 million, net of $6 million of income tax benefit, and $17 million, net of $29 million of income tax benefit, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months and nine months ended September 30, 2011, respectively.

Also, as anticipated as part of the November 2011 reorganization, in the third quarter of 2012, management realigned the businesses in South Asia and India and began reporting such results in the Asia segment. As a result of the first quarter segment reorganization, these results had been reported in the EMEA segment. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Asia segment increased by $0, net of $2 million of income tax, and $4 million, net of $5 million of income tax, with a corresponding decrease in the EMEA segment, for the three months and nine months ended September 30, 2011, respectively.

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

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

In 2011, management modified its definition of operating earnings to exclude the impacts of the Divested Businesses, which includes certain operations of MetLife Bank and the Caribbean Business, as these results are not relevant to understanding the Company’s ongoing operating results. In the third quarter of 2012, MetLife, Inc. began reporting additional MetLife Bank operations as Divested Businesses. See Note 2. Consequently, prior period results for Corporate & Other have decreased by $41 million, net of $25 million of income tax, and $44 million, net of $27 million of income tax, for the three months and nine months ended September 30, 2011, respectively. Also, prior period results for Latin America have decreased by $3 million, net of $2 million of

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

income tax, and $10 million, net of $5 million of income tax, for the three months and nine months ended September 30, 2011, respectively. As a result of the modified definition, prior period consolidated operating earnings have decreased by $44 million, net of $27 million of income tax, and $54 million, net of $32 million of income tax, for the three months and nine months ended September 30, 2011, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended September 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,604	$3,753	$450	$610	$6,417	$2,112	$536	$15	$9,080	$16	$9,096
Universal life and investment-type product policy fees	1,132	166	53	189	1,540	388	82	38	2,048	83	2,131
Net investment income	1,930	450	1,421	299	4,100	709	122	117	5,048	469	5,517
Other revenues	221	100	64	3	388	4	35	8	435	20	455
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	22	22
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(718)	(718)

Total revenues	4,887	4,469	1,988	1,101	12,445	3,213	775	178	16,611	(108)	16,503

Expenses
Policyholder benefits and claims and policyholder dividends	2,228	3,449	1,070	507	7,254	1,455	255	31	8,995	303	9,298
Interest credited to policyholder account balances	598	42	339	99	1,078	468	32	11	1,589	513	2,102
Goodwill impairment	—	—	—	—	—	—	—	—	—	1,868	1,868
Capitalization of DAC	(430)	(38)	(13)	(83)	(564)	(579)	(158)	—	(1,301)	(1)	(1,302)
Amortization of DAC and VOBA	438	40	4	42	524	396	130	1	1,051	(43)	1,008
Amortization of negative VOBA	—	—	—	(1)	(1)	(128)	(26)	—	(155)	(15)	(170)
Interest expense on debt	—	1	2	(4)	(1)	—	2	285	286	40	326
Other expenses	1,308	547	120	353	2,328	1,206	440	146	4,120	263	4,383

Total expenses	4,142	4,041	1,522	913	10,618	2,818	675	474	14,585	2,928	17,513

Provision for income tax expense (benefit)	253	145	163	36	597	136	38	(192)	579	(632)	(53)

Operating earnings	$492	$283	$303	$152	$1,230	$259	$62	$(104)	1,447

Adjustments to:
Total revenues									(108)
Total expenses									(2,928)
Provision for income tax (expense) benefit									632

Income (loss) from continuing operations, net of income tax									$(957)		$(957)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Three Months Ended September 30, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,770	$3,431	$835	$672	$6,708	$1,967	$630	$14	$9,319	$23	$9,342
Universal life and investment-type product policy fees	1,027	159	69	188	1,443	357	67	39	1,906	92	1,998
Net investment income	1,842	448	1,375	289	3,954	643	151	213	4,961	(709)	4,252
Other revenues	204	97	61	8	370	8	29	11	418	302	720
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(55)	(55)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	4,196	4,196

Total revenues	4,843	4,135	2,340	1,157	12,475	2,975	877	277	16,604	3,849	20,453

Expenses
Policyholder benefits and claims and policyholder dividends	2,523	3,319	1,459	576	7,877	1,325	341	61	9,604	(202)	9,402
Interest credited to policyholder account balances	617	46	327	95	1,085	414	35	—	1,534	(796)	738
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(660)	(47)	(6)	(78)	(791)	(576)	(157)	—	(1,524)	(3)	(1,527)
Amortization of DAC and VOBA	521	43	4	45	613	407	142	—	1,162	556	1,718
Amortization of negative VOBA	—	—	—	—	—	(137)	(13)	—	(150)	(20)	(170)
Interest expense on debt	—	—	2	—	2	—	—	325	327	98	425
Other expenses	1,527	547	136	333	2,543	1,213	423	153	4,332	420	4,752

Total expenses	4,528	3,908	1,922	971	11,329	2,646	771	539	15,285	53	15,338

Provision for income tax expense (benefit)	101	74	146	45	366	107	41	(190)	324	1,349	1,673

Operating earnings	$214	$153	$272	$141	$780	$222	$65	$(72)	995

Adjustments to:
Total revenues									3,849
Total expenses									(53)
Provision for income tax (expense) benefit									(1,349)

Income (loss) from continuing operations, net of income tax									$3,442		$3,442

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Nine Months Ended September 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,804	$11,021	$1,480	$1,948	$19,253	$6,215	$1,815	$43	$27,326	$60	$27,386
Universal life and investment-type product policy fees	3,365	497	161	581	4,604	1,102	233	117	6,056	250	6,306
Net investment income	5,735	1,325	4,253	881	12,194	2,150	406	547	15,297	1,139	16,436
Other revenues	647	320	193	11	1,171	17	98	27	1,313	132	1,445
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(152)	(152)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(604)	(604)

Total revenues	14,551	13,163	6,087	3,421	37,222	9,484	2,552	734	49,992	825	50,817

Expenses
Policyholder benefits and claims and policyholder dividends	6,668	10,153	3,293	1,667	21,781	4,250	941	94	27,066	942	28,008
Interest credited to policyholder account balances	1,784	127	1,016	289	3,216	1,323	91	23	4,653	1,028	5,681
Goodwill impairment	—	—	—	—	—	—	—	—	—	1,868	1,868
Capitalization of DAC	(1,352)	(102)	(28)	(238)	(1,720)	(1,721)	(535)	—	(3,976)	(5)	(3,981)
Amortization of DAC and VOBA	1,319	98	18	151	1,586	1,188	456	1	3,231	(30)	3,201
Amortization of negative VOBA	—	—	—	(4)	(4)	(387)	(65)	—	(456)	(50)	(506)
Interest expense on debt	—	1	6	(3)	4	5	3	886	898	128	1,026
Other expenses	4,060	1,692	368	1,002	7,122	3,550	1,333	409	12,414	1,187	13,601

Total expenses	12,479	11,969	4,673	2,864	31,985	8,208	2,224	1,413	43,830	5,068	48,898

Provision for income tax expense (benefit)	703	401	495	122	1,721	437	116	(516)	1,758	(1,048)	710

Operating earnings	$1,369	$793	$919	$435	$3,516	$839	$212	$(163)	4,404

Adjustments to:
Total revenues									825
Total expenses									(5,068)
Provision for income tax (expense) benefit									1,048

Income (loss) from continuing operations, net of income tax									$1,209		$1,209

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	The Americas
Nine Months Ended September 30, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,907	$10,458	$2,132	$1,913	$19,410	$5,774	$1,896	$41	$27,121	$69	$27,190
Universal life and investment-type product policy fees	3,050	473	181	571	4,275	1,020	236	115	5,646	210	5,856
Net investment income	5,585	1,330	4,169	727	11,811	1,799	455	681	14,746	(88)	14,658
Other revenues	583	287	182	14	1,066	28	84	54	1,232	646	1,878
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(309)	(309)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	4,233	4,233

Total revenues	14,125	12,548	6,664	3,225	36,562	8,621	2,671	891	48,745	4,761	53,506

Expenses
Policyholder benefits and claims and policyholder dividends	7,013	9,803	3,925	1,534	22,275	3,931	1,008	101	27,315	191	27,506
Interest credited to policyholder account balances	1,803	134	993	280	3,210	1,193	118	—	4,521	(417)	4,104
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(1,728)	(144)	(23)	(231)	(2,126)	(1,530)	(495)	—	(4,151)	(7)	(4,158)
Amortization of DAC and VOBA	1,363	140	14	154	1,671	1,163	461	—	3,295	616	3,911
Amortization of negative VOBA	—	—	—	(4)	(4)	(426)	(46)	—	(476)	(60)	(536)
Interest expense on debt	—	—	7	1	8	—	1	969	978	282	1,260
Other expenses	4,340	1,639	384	981	7,344	3,371	1,290	358	12,363	1,147	13,510

Total expenses	12,791	11,572	5,300	2,715	32,378	7,702	2,337	1,428	43,845	1,752	45,597

Provision for income tax expense (benefit)	443	325	478	119	1,365	298	130	(417)	1,376	1,105	2,481

Operating earnings	$891	$651	$886	$391	$2,819	$621	$204	$(120)	3,524

Adjustments to:
Total revenues									4,761
Total expenses									(1,752)
Provision for income tax (expense) benefit									(1,105)

Income (loss) from continuing operations, net of income tax									$5,428		$5,428

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2012	December 31, 2011
	(In millions)
Retail	$325,294	$301,591
Group, Voluntary & Worksite Benefits	44,834	45,197
Corporate Benefit Funding	222,963	195,217
Latin America	22,990	20,315
Asia	130,772	115,806
EMEA	22,927	30,040
Corporate & Other	76,505	88,060

Total	$846,285	$796,226

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

18. Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. Income from discontinued real estate operations, net of income tax, was $0 and $17 million for the three months and nine months ended September 30, 2012, respectively, and $19 million and $70 million for the three months and nine months ended September 30, 2011, respectively.

The carrying value of real estate related to discontinued operations was $12 million and $123 million at September 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In millions)
Total revenues	$101	$337
Total expenses	115	329

Income (loss) before provision for income tax	(14)	8
Provision for income tax expense (benefit)	(3)	5

Income (loss) from operations of discontinued operations, net of income tax	(11)	3
Net investment gain (loss), net of income tax	—	(74)

Income (loss) from discontinued operations, net of income tax	$(11)	$(71)

19. Subsequent Events

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts

In October 2012, MetLife, Inc. closed the successful remarketing of the Series C portion of the senior debt securities underlying the common equity units. The Series C senior debt securities were remarketed as 1.756% Series C senior debt securities Tranche 1 and 3.048% Series C senior debt securities Tranche 2, due December 2017 and 2022, respectively. MetLife, Inc. did not receive any proceeds from the remarketing. Common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. The subsequent settlement of the stock purchase contracts occurred in October 2012, providing proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 28,231,956 shares of its newly issued common stock to settle the stock purchase contracts. See Note 14 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for additional information.

Common Stock Dividend

In October 2012, the Company’s Board of Directors approved an annual dividend for 2012 of $0.74 per common share payable on December 14, 2012 to stockholders of record as of November 9, 2012. The Company estimates the aggregate dividend payment to be $812 million.

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall in the United States causing loss of lives and extensive property damage. Because of the limited information available, the Company is currently unable to reasonably estimate the impact of the hurricane on its property & casualty insurance operations or other businesses.

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

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

In 2011, management modified its definition of operating earnings and operating earnings available to common shareholders to exclude the impacts of the Divested Businesses, which includes certain operations of MetLife Bank, National Association (“MetLife Bank”) and our insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”), as these results are not relevant to understanding the Company’s ongoing operating results. In the third quarter of 2012, MetLife, Inc. began reporting additional MetLife Bank operations as Divested Businesses. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, prior period results for Corporate & Other have decreased by $41 million, net of $25 million of income tax, and $44 million, net of $27 million of income tax, for the three months and nine months ended September 30, 2011, respectively. Also, prior period results for Latin America have decreased by $3 million, net of $2 million of income tax, and $10 million, net of $5 million of income tax, for the three months and nine months ended September 30, 2011, respectively. As a result of the modified definition, prior period consolidated operating earnings and operating earnings available to common shareholders have decreased by $44 million, net of $27 million of income tax, and $54 million, net of $32 million of income tax, for the three months and nine months ended September 30, 2011, respectively.

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

As announced in November 2011, the Company reorganized its business from its former U.S. Business and International structure into three broad geographic regions to better reflect its global reach. As a result, in the first quarter of 2012, the Company reorganized into six segments, reflecting these broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, “The Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). As anticipated, in the third quarter of

2012, the Company continued to realign certain products and businesses among its existing segments to better conform to the way it manages and assesses its business as noted below. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

The Group, Voluntary & Worksite Benefits segment is now organized into two businesses: Group and Voluntary & Worksite. The insurance products and services that were previously reported in the former Non-Medical Health business are now divided between the Group and Voluntary & Worksite businesses as follows: dental, group short- and long-term disability, and accidental death & dismemberment coverages are reported in Group; and long-term care, prepaid legal plans, and critical illness are reported in Voluntary & Worksite. Also, individual disability income, previously reported in the former Non-Medical Health business, is now reported in the Life & Other business (formerly the Life business) in the Retail segment. The products that were previously reported in the former Property & Casualty business are now reported in the Life & Other business in the Retail segment and the Voluntary & Worksite business in the Group, Voluntary & Worksite Benefits segment, based on such products’ distribution channel. In addition, the businesses in South Asia and India are now reported in the Asia segment. They were previously reported in the EMEA segment.

The Americas. The Americas consists of the following segments:

•

Retail. Our Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life & Other and Annuities. Our Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products. Our Life & Other products and services also include individual disability income products and personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.

•

Group, Voluntary & Worksite Benefits. Our Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Our Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. Our Voluntary & Worksite business includes personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. Our Voluntary & Worksite business also includes long-term care, prepaid legal plans and critical illness products.

•

Corporate Benefit Funding. Our Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank (see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding MetLife Bank’s exit from certain of its businesses (the “MetLife Bank Events”)) and other business activities. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. This in-force reinsurance agreement reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings, and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

As discussed above, in the third quarter of 2012, as anticipated as part of the November 2011 reorganization, management realigned certain individual disability income and property & casualty products and began reporting such product results in the Retail segment. As a result of the first quarter segment reorganization, these results had been reported in the Group, Voluntary & Worksite Benefits segment. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Retail segment increased by $14 million, net of $6 million of income tax benefit, and $17 million, net of $29 million of income tax benefit, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months and nine months ended September 30, 2011, respectively.

Also, as anticipated as part of the November 2011 reorganization, in the third quarter of 2012, management realigned the businesses in South Asia and India and began reporting such results in the Asia segment. As a result of the first quarter segment reorganization, these results had been reported in the EMEA segment. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Asia segment increased by $0, net of $2 million of income tax, and $4 million, net of $5 million of income tax, with a corresponding decrease in the EMEA segment, for the three months and nine months ended September 30, 2011, respectively.

In the first quarter of 2012, the Company adopted new guidance regarding accounting for DAC. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information. As a result, prior period results have been revised in connection with the Company’s reorganization and the retrospective application of the first quarter 2012 adoption of new guidance regarding accounting for DAC.

We continue to experience an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for some of our products. Portfolio growth, resulting from strong sales in the majority of our businesses, drove positive investment results and higher asset-based fee revenue. In addition, changes in interest rates and the impact of the nonperformance risk adjustment on variable annuity embedded derivatives resulted in significant derivative losses. Also, a goodwill impairment charge recorded in the current period drove a net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Income (loss) from continuing operations, net of income tax	$(957)	$3,442	$1,209	$5,428
Less: Net investment gains (losses)	22	(55)	(152)	(309)
Less: Net derivative gains (losses)	(718)	4,196	(604)	4,233
Less: Goodwill impairment	(1,868)	—	(1,868)	—
Less: Other adjustments to continuing operations (1)	(472)	(345)	(1,619)	(915)
Less: Provision for income tax (expense) benefit	632	(1,349)	1,048	(1,105)

Operating earnings	1,447	995	4,404	3,524
Less: Preferred stock dividends	30	30	91	91

Operating earnings available to common shareholders	$1,417	$965	$4,313	$3,433

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

During the three months ended September 30, 2012, income (loss) from continuing operations, net of income tax, decreased $4.4 billion from the prior period. The change was predominantly due to a $4.9 billion ($3.2 billion, net of income tax) unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates, equity market movements, decreased volatility and the impact of a nonperformance risk adjustment. In addition, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business. Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the Divested Businesses which decreased $179 million ($116 million, net of income tax) from the prior period. These declines were partially offset by a $452 million, net of income tax, increase in operating earnings available to common shareholders.

The increase in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. The low interest rate environment reduced investment yields; however, it also resulted in a decline in interest credited rates, which more than offset the negative impact on yields. Catastrophe losses were lower in the current period as compared to the significant weather-related claims in the prior period. The prior period also included a $117 million charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not yet been presented to the Company (“Death Master File”).

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, income (loss) from continuing operations, net of income tax, decreased $4.2 billion from the prior period. The change was predominantly due to a $4.8 billion ($3.1 billion, net of income tax), unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates, equity market movements, decreased volatility and the impact of a nonperformance risk adjustment. In addition, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business. Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the Divested Businesses which decreased $590 million ($382 million, net of income tax) from the prior period. These declines were partially offset by an $880 million increase in operating earnings available to common shareholders.

The increase in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. In addition, the low interest rate environment resulted in lower average interest credited rates. Catastrophe losses were lower in the current period as compared to the significant weather-related claims in the prior period. In addition, the prior period included a $117 million charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File. The prior period also included $40 million of expenses incurred related to a liquidation plan filed by the New York State Department of Financial Services (the “Department of Financial Services”) for Executive Life Insurance Company of New York (“ELNY”). Current period results include a $52 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements.

Consolidated Company Outlook

In 2012, we expect a solid improvement in the operating earnings of the Company over 2011, driven primarily by the following:

•	Growth in premiums, fees and other revenues driven by:

–	Rational pricing strategy in the group insurance marketplace;

–

Higher fees earned on separate accounts primarily due to favorable net flows of variable annuities, which are expected to remain strong through the end of 2012, thereby increasing the value of those separate accounts; and

–

Increases in our businesses outside of the U.S., notably accident and health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•	Expanding our presence in emerging markets.

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results and continue to anticipate solid results through the end of 2012; however, unanticipated catastrophes could result in a high volume of claims. Hurricane Sandy, which made landfall in the United States on October 29, 2012, caused loss of lives and extensive property damage. Because of the limited information available, the Company is currently unable to reasonably estimate the impact of the hurricane on its property & casualty insurance operations or other businesses.

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

We expect only modest investment losses in 2012, but more difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of a nonperformance risk adjustment.

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

Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and our exposure to obligations of European governments and private obligors. The financial markets have also been affected by concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2011 Annual Report.

Financial markets have also been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff,” which is comprised of a series of tax increases and automatic government spending cuts that will become effective at the beginning of 2013 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” included in the MetLife, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “June 30, 2012 Form 10-Q”).

In September 2012, Moody’s Investors Service (“Moody’s”) changed its outlook for the U.S. life insurance industry to negative from stable, saying it expects interest rates to remain in the low single digits for the next few years, depressing such companies’ earnings. In June 2012, Moody’s announced that it downgraded the long-term ratings and standalone credit for a number of banks and securities firms with global capital markets operations. Through our ongoing credit evaluation process, we have been closely monitoring our financial institution investment holdings, including the impact of the Moody’s downgrades to these institutions, and do not expect these downgrades to have a material adverse effect on our business, results of operations and financial condition.

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

In September 2012, the Federal Reserve Board announced that it anticipates that low interest rates are likely to be warranted at least through mid-2015, in order to improve the pace of recovery from stressed economic conditions. It also announced that it will expand its holdings of longer-term securities with open-ended purchases of $40 billion each month of agency mortgage-backed securities. Finally, it reiterated its plan to continue “Operation Twist” through the end of 2012. This program, announced in September 2011 by the Federal Open Market Committee, involves the purchase of U.S. Treasury securities with remaining maturities of six to 30 years and the sale of, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, both of these programs are intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery.

As a global insurance company, we are also affected by the monetary policy of central banks around the world. While the major central banks are not lowering interest rates at the same pace as in prior quarters, the Federal Reserve Board, ECB, Bank of England and Bank of Japan have all increased their use of “non-traditional” means of monetary policy via their asset purchase programs. We cannot predict with certainty the effect of these asset purchase programs on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report and “— Investments — Current Environment.”

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

In addition, the Company is well diversified across product, distribution, and geography. Our non-U.S. businesses, reported within our Latin America, Asia and EMEA segments, which account for approximately 34% of our operating earnings, are not significantly interest rate or market sensitive. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business.

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

Regulatory Developments

The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The regulation of the financial services industry in the U.S. and internationally has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” as well as “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2011 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which have begun to be implemented, but which are not likely to be completed for some time. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” included in the 2011 Annual Report.

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

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank (formerly known as GE Capital Financial Inc.). In September 2012, this agreement was amended. Under the new structure, MetLife Bank’s depository business would be assumed by GE Capital Retail Bank, rather than by GE Capital Bank. The key terms of the agreement, whereby a GE Capital affiliate will acquire approximately $7 billion in MetLife Bank deposits, including certificates of deposit and money market accounts, remain unchanged. The transaction, as amended, will now be subject to approval by the Office of the Comptroller of the Currency (the “OCC”), the primary regulator of GE Capital Retail Bank, and other customary closing conditions. The approval of the Federal Deposit Insurance Corporation (the “FDIC”) will no longer be required for the transaction. Upon completion of the sale, MetLife Bank would take the remaining administrative steps with the FDIC to terminate its deposit insurance and MetLife, Inc. would deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the Financial Stability Oversight Council (“FSOC”) designates MetLife, Inc. as a non-bank SIFI, we would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as those in the Federal Reserve’s proposed Regulation YY. See “— Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

Additionally, in January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgage loans and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgage loans and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same sales agreement. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Also, in the third quarter of 2012, we began exploring the sale of MetLife Bank’s forward mortgage servicing assets and operations and, therefore, began reporting this business as divested. On November 2, 2012, MetLife, Inc. and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorganChase Bank, N.A. The transaction is subject to certain regulatory approvals and other customary closing conditions. Upon entering into this agreement, MetLife Bank has committed to sell or has otherwise exited most of its operations.

Regulatory Developments Applicable to Bank Holding Companies. The Federal Reserve’s capital plans rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include proposed capital actions and projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital distributions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large bank holding companies, including MetLife, Inc. The capital plan we submitted to the Federal Reserve in January 2012 included an anticipated repurchase of common stock and an anticipated increase to MetLife, Inc.’s annual dividend to its stockholders. The Federal Reserve objected to the capital plan in March of 2012; therefore, MetLife, Inc. is unable to repurchase its common stock or increase its aggregate annual dividend amount above $0.74 per share or $0.8 billion based on the outstanding shares at September 30, 2012, until such time as MetLife is no longer subject to the capital plans rule and supervision by the Federal Reserve, or submits a capital plan that is approved by the Federal Reserve. The Federal Reserve, pursuant to MetLife’s request, has extended the time for MetLife to resubmit its capital plan until January 5, 2013. Unless MetLife receives an extension, it may also need to submit a capital plan for 2013 if MetLife, Inc. is still a bank holding company on January 5, 2013. See “Risk Factors — Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities” for additional information on dividend restrictions.

In June 2012, the OCC, Federal Reserve Board and the FDIC published three notices of proposed rulemaking (the “Bank Capital NPRs”) that would revise and replace the agencies’ current capital rules with rules consistent with (i) the final rules for increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc., published by the Basel Committee on Banking Supervision (the “Basel Committee”) in December 2010 (“Basel III”), as well as the applicable sections of Dodd-Frank, (ii) a series of revisions adopted by the Basel Committee to the market risk capital requirements for exposures in a banking organization’s trading book in 2005, 2009 and 2010 (collectively, “Basel II.5”), and (iii) the market risk capital requirements as initially published by the Basel Committee in June 2004 (“Basel II”). The first Bank Capital NPR, to be phased in from 2013 through 2019, focuses on establishing new risk-based and leverage capital ratios, and would revise rules on what constitutes “capital” in accordance with Basel III. The second Bank Capital NPR, to be effective on January 1, 2015, focuses primarily on the risk-weighting of assets and activities of banking organizations in accordance with Basel II. The third Bank Capital NPR includes revisions to the advanced approaches risk-based capital rules of Basel II, applicable to the largest banking organizations, to make them consistent with Basel III and Dodd-Frank. Finally, the agencies finalized the market risk capital rule, implementing Basel II.5. These capital requirements would not apply to MetLife, Inc. if it succeeds in deregistering as a bank holding company before the rules become effective.

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

In October 2012, the Federal Reserve Board issued a final rule implementing the stress testing requirements that it had earlier proposed as part of Regulation YY. The rule will require bank holding companies with $50 billion or more of assets and non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). The stress tests will project various measures of a company’s revenues, earnings, losses on loans, securities and other assets, and capital levels over a nine-month planning period under baseline, adverse and severely adverse scenarios. The Federal Reserve will publish some of the results of the supervisory stress test and will require participating companies to publish some of the results of the company-run stress tests. Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a bank holding company with more than $50 billion of assets, MetLife will be subject to these requirements; it will have to submit the results of its company-run annual stress test on January 5, 2013 if it is still a bank holding company on that date, unless the Federal Reserve Board extends the due date. If MetLife, Inc. is able to deregister as a bank holding company but is subsequently designated a non-bank SIFI, it will become subject to the stress testing requirements for non-bank SIFIs.

The ability of MetLife Bank and MetLife, Inc., as a bank holding company, to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the adoption of the Bank Capital NPRs, stress testing and other regulatory initiatives, if MetLife Inc. is unable to deregister as a bank holding company before the requirements become effective or if MetLife, Inc. is designated a non-bank SIFI in the future. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs. If MetLife, Inc. is able to deregister as a bank holding company, many of the foregoing requirements will not apply to it. However, if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI, it could once again be subject to regulation by the Federal

Reserve and enhanced supervision and prudential standards, such as enhanced prudential standards pursuant to Regulation YY and the requirements relating to stress testing, resolution planning and (when adopted) credit exposure reporting. As proposed, Regulation YY would apply the same enhanced regulatory standards to non-bank SIFIs as would apply to systemically important banks; the Federal Reserve Board has solicited and is considering comments on the appropriateness of this treatment. For further information regarding enhanced prudential standards and Regulation YY, see “Business — U.S. Regulation — Dodd Frank and Other Legislative and Regulatory Developments – Enhanced Prudential Standards” included in the 2011 Annual Report.

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife, Inc. is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife, Inc. succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. As of September 30, 2012, MetLife, Inc. met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds.

As part of the global initiative to identify global systemically important financial institutions, in May 2012, the International Association of Insurance Supervisors (“IAIS”) published a proposed assessment methodology for designating G-SIIs. The proposed methodology is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) assessment using a quantitative indicator-based assessment (addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability) and a more qualitative business segment assessment; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Based on information obtained from the IAIS, the Financial Stability Board, an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, will make final recommendations in consultation with national supervisory authorities. Comments on the proposal were submitted July 1, 2012 and, on September 21, 2012, the IAIS published a report proposing the resolution of issues raised during the comment period. The IAIS expects to publish the first list of G-SIIs in the first half of 2013, with annual updates thereafter, enabling insurers to move on and off the list, in order to incentivize insurers to reduce their systemic importance. Any insurers identified as G-SIIs would be subject to additional policy measures. These policy measures were outlined in an October 2012 IAIS consultation paper (with comments due in December 2012) and the IAIS has stated that it intends to finalize them at the same time as the first group of G-SIIs is identified. The proposed policy measures, which would need to be implemented by legislation or regulation in relevant jurisdictions, include higher capital requirements (both for non-traditional and non-insurance activities and for G-SIIs overall), enhanced supervision (including more detailed and frequent reporting, removal of barriers to orderly resolution of the G-SII and reduction of the G-SII’s systemic risk over time), as well as additional measures to improve the degree of self-sufficiency of a G-SII’s different business segments (including separate legal structures for traditional insurance and non-traditional or non-insurance activities, and restrictions on intercompany subsidies). If MetLife, Inc. were identified as a G-SII, its competitive position relative to other life insurers that were not so designated could be adversely affected. See “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

Dodd-Frank provides for a period of rulemaking during which the effects of the statutory language may be clarified. Among other things, one task of the rulemaking is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Pursuant to Dodd-Frank, the Volcker Rule became effective on July 21, 2012, notwithstanding the fact that final regulations on the Volcker Rule were not implemented by such date. On April 19, 2012, the Federal Reserve Board adopted a statement clarifying that a covered banking entity has the full two-year period provided by Dodd-Frank (i.e., until July 21, 2014) to fully conform its activities and investments to the Volcker Rule, subject to further extensions (up to three one-year extensions) by the Board in accordance with the statute. According to the statement, during the conformance period, every covered banking entity is expected to engage in good faith efforts, appropriate for its activities and investments, that will result in the conformance of all its activities and investments to such restrictions by no later than the end of the conformance period.

If and when MetLife Bank’s FDIC insurance is terminated, MetLife, Inc. and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were MetLife, Inc. to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs.

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

Mortgage and Foreclosure-Related Exposures

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the forward and reverse residential mortgage origination and servicing business. In January 2012, MetLife, Inc. announced that it was exiting the business of originating forward residential mortgage loans and, in April 2012, announced it was exiting the businesses of originating and servicing reverse residential mortgage loans and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same agreement. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Also, in the third quarter of 2012, we began exploring the sale of MetLife Bank’s forward mortgage servicing assets and operations and, therefore, began reporting this business as divested. On November 2, 2012, MetLife, Inc. and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorganChase Bank, N.A. The transaction is subject to certain regulatory approvals and other customary closing conditions. Upon entering into this agreement, MetLife Bank has committed to sell or has otherwise exited most of its operations.

Notwithstanding the foregoing, MetLife Bank continues to have obligations to repurchase loans or compensate for losses upon demand by investors due to claims alleging defects in servicing of the loans or that material representations made in connection with the sale of the loans (relating, for example, to the underwriting and origination of the loans) are incorrect. While MetLife Bank is indemnified by the sellers of the acquired assets, for various periods depending on the transaction and the nature of the claim, for origination and servicing deficiencies that occurred prior to MetLife Bank’s acquisition, including indemnification for any repurchase claims made from investors who purchased mortgage loans from the sellers, it is possible that the sellers may be unwilling or unable to honor such indemnification obligations. Substantially all mortgage servicing rights (“MSRs”) that were acquired by MetLife Bank relate to loans sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). MetLife Bank formerly originated and sold conventional residential mortgage loans primarily into FNMA and FHLMC securities and government residential mortgage loans (insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs) into mortgage-backed securities guaranteed by Government National Mortgage Association (“GNMA”) (collectively, the “Agency Investors”) and, to a limited extent, a small number of private investors. Substantially all of MetLife Bank’s $69.1 billion servicing portfolio consists of Agency Investors’ product. While MetLife Bank’s exposure to repurchase obligations and losses related to origination deficiencies should be limited to the approximately $63.9 billion of loans originated by MetLife Bank (all of which have been originated since September 2008), it is possible that MetLife Bank may repurchase loans (originated prior to September 2008 by the seller of such loans to MetLife Bank) serviced by MetLife Bank for which indemnification obligations are not honored or available. Reserves for representation and warranty repurchases and indemnifications were $79 million and $69 million at September 30, 2012 and December 31, 2011, respectively. MetLife Bank is exposed to losses due to claims alleging servicing deficiencies on loans originated and sold, as well as servicing acquired, to the extent such servicing deficiencies occurred while MetLife Bank was the servicer of record. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those repurchase obligations and losses that are currently probable and reasonably estimable.

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the forward and reverse residential mortgage origination and servicing business. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

On April 13, 2011, the OCC entered into consent decrees with several banks, including MetLife Bank. The consent decrees require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent decree.

MetLife Bank also had a meeting with the Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed. In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets;

(viii)	measurement of employee benefit plan liabilities; and

(ix)	liabilities for litigation and regulatory matters.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Critical accounting estimate updates relating to goodwill are discussed below.

DAC

For a discussion of the new accounting guidance on DAC, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Retail Life reporting units are particularly sensitive to interest rate and equity market levels.

In the third quarter of 2012, the Company performed its annual goodwill impairment test on its Retail Annuities reporting unit based upon data at June 30, 2012. The Company utilized both the market multiple and discounted cash flow (“DCF”) valuation approaches. Results for both approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the Department of Financial Services initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners (“NAIC”) has also been studying the use of captives. See “Risk Factors — Our Insurance Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervision and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May be Subject to Limited Market Capacity.” Additionally, in the third quarter of 2012, the Federal Reserve announced that it anticipated that low interest rates are likely to be warranted at least through mid-2015, extending the time horizon from previous announcements. In July 2012, the 10-year U.S. Treasury rate was at its lowest point since the 1940’s. Finally, also in the third quarter of 2012, Moody’s changed its outlook for the U.S. life insurance industry to negative from stable, stating it expects interest rates to remain in the low single digits for the next few years. As a result, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2012.

In the third quarter of 2012, the Company performed its annual goodwill impairment test on its Retail Life reporting unit based upon data at June 30, 2012. The Retail Life reporting unit passed both the market multiple valuation and the DCF valuation approaches. The fair value of the reporting unit, calculated based on application of the DCF valuation approach, exceeded the carrying value by approximately 3%. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the fair value of the Retail Life reporting unit would have been less than the carrying value by approximately 1%. As of June 30, 2012, the amount of goodwill allocated to the Retail Life reporting unit was approximately $1.3 billion.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2012 using a market multiple and/or the DCF approach based upon data at June 30, 2012 and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. As a result, beginning in the third quarter of 2012, the Retail Life reporting unit was integrated with other products and businesses, including the Retail property & casualty business, which is less sensitive to changes in interest rates. The amount of goodwill allocated to the Retail Life & Other reporting unit was approximately $1.5 billion as of September 30, 2012. As a result of the realignment during the third quarter, the Company performed an analysis to identify all reporting units under the revised structure. Based on a qualitative assessment performed, the Company concluded that at September 30, 2012 there were no indicators of a scenario in which it was more likely than not that any reporting units had a carrying value that exceeded fair value, and thus, no further impairment analysis was performed. On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists.

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position. See “Risk Factors — If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition” included in the 2011 Annual Report.

See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the Company’s goodwill.

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

Acquisitions and Dispositions

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Consolidated Results

We have experienced growth and an increase in sales in several of our businesses, both domestic and foreign. In the U.S., the economy has continued to slowly improve and, as a result, our group term life and disability businesses exhibited growth from new sales, and our dental business continued to benefit from strong enrollments and renewals along with a large new group contract that began in the second quarter of 2012. Sales of annuities declined in response to actions taken to manage sales volume as we focus on pricing discipline and risk management in this challenging economic environment. While we continue to experience strong sales in our pension closeout business in the U.K, weak equity market returns and lower interest rates adversely impacted sales of our pension closeouts and structured settlements in the U.S. Although policy sales of our property and casualty products remained sluggish, our average premiums for new policies increased.

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
Revenues
Premiums	$9,096	$9,342	$(246)	(2.6)%
Universal life and investment-type product policy fees	2,131	1,998	133	6.7%
Net investment income	5,517	4,252	1,265	29.8%
Other revenues	455	720	(265)	(36.8)%
Net investment gains (losses)	22	(55)	77
Net derivative gains (losses)	(718)	4,196	(4,914)

Total revenues	16,503	20,453	(3,950)	(19.3)%

Expenses
Policyholder benefits and claims and policyholder dividends	9,298	9,402	(104)	(1.1)%
Interest credited to policyholder account balances	2,102	738	1,364
Goodwill impairment	1,868	—	1,868
Capitalization of DAC	(1,302)	(1,527)	225	14.7%
Amortization of DAC and VOBA	1,008	1,718	(710)	(41.3)%
Amortization of negative VOBA	(170)	(170)	—	—%
Interest expense on debt	326	425	(99)	(23.3)%
Other expenses	4,383	4,752	(369)	(7.8)%

Total expenses	17,513	15,338	2,175	14.2%

Income (loss) from continuing operations before provision for income tax	(1,010)	5,115	(6,125)
Provision for income tax expense (benefit)	(53)	1,673	(1,726)

Income (loss) from continuing operations, net of income tax	(957)	3,442	(4,399)
Income (loss) from discontinued operations, net of income tax	—	8	(8)	(100.0)%

Net income (loss)	(957)	3,450	(4,407)
Less: Net income (loss) attributable to noncontrolling interests	(3)	(6)	3	50.0%

Net income (loss) attributable to MetLife, Inc.	(954)	3,456	(4,410)
Less: Preferred stock dividends	30	30	—	—%
Preferred stock redemption premium	—	—	—	—%

Net income (loss) available to MetLife, Inc.’s common shareholders	$(984)	$3,426	$(4,410)

During the three months ended September 30, 2012, income (loss) from continuing operations, before provision for income tax, decreased $6.1 billion ($4.4 billion, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses) and a goodwill impairment charge in the current period.

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within trading and other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

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

	Three Months Ended September 30,		Change
	2012	2011
	(In millions)
Non-VA program derivatives
Interest rate	$(135)	$1,912	$(2,047)
Foreign currency	(174)	461	(635)
Credit	2	164	(162)
Equity	1	(2)	3
Non-VA embedded derivatives	(31)	(1)	(30)

Total non-VA program derivatives	(337)	2,534	(2,871)

VA program derivatives
Market and other risks in embedded derivatives	792	(4,258)	5,050
Nonperformance risk on embedded derivatives	(534)	1,951	(2,485)

Total embedded derivatives	258	(2,307)	2,565
Freestanding derivatives hedging embedded derivatives	(639)	3,969	(4,608)

Total VA program derivatives	(381)	1,662	(2,043)

Net derivative gains (losses)	$(718)	$4,196	$(4,914)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.9 billion ($1.9 billion, net of income tax). This reflects long-term interest rates increasing in the current period and decreasing significantly in the prior period, which primarily impacted receive-fixed interest rate swaps, long interest rate floors, receiver swaptions and long interest rate futures. These freestanding derivatives are primarily hedging long duration liability portfolios. In addition, a weakening of the U.S. dollar relative to other key currencies unfavorably impacted foreign currency swaps and forwards, which primarily hedge certain foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $2.0 billion ($1.3 billion, net of income tax). This was due to an unfavorable change of $2.5 billion ($1.6 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $442 million ($287 million, net of income tax) in freestanding derivatives that hedge market risks in embedded derivatives, net of market and other risks in our embedded derivatives.

The favorable change of $442 million is comprised of a $5.1 billion ($3.3 billion, net of income tax) favorable change in market and other risks in our embedded derivatives which were driven by changes in market factors and a $4.6 billion ($3.0 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives. Changes in non-market factors, which are unhedged, contributed to a favorable change of $461 million. The primary changes in market factors are summarized as follows:

•

U.S. equity index levels increased in the current period and decreased in the prior period and equity volatility decreased in the current period and increased in the prior period. These changes contributed to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

•

Long-term interest rates increased in the current period and decreased significantly in the prior period and contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

The improvement in net investment gains (losses) from losses in the prior period to gains in the current period primarily reflects a decrease in impairments of fixed maturity securities, primarily on Greece sovereign debt as a result of the July 2011 announcement of a debt exchange program, partially offset by a decrease in gains on sales of real estate investments and reductions to the mortgage loan valuation allowance in the prior period.

In addition, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business.

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $179 million to a loss of $108 million in the third quarter of 2012 compared to a gain of $71 million in the prior period. Included in this loss was a decrease in total revenues of $358 million and a decrease in total expenses of $179 million.

Income tax benefit for the three months ended September 30, 2012 was $53 million, or 5% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $1.7 billion, or 33% of income (loss) from continuing operations before provision for income tax, for the prior period. The Company’s third quarter 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences. In addition, as previously mentioned, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge is limited to $247 million on the associated tax goodwill.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $452 million, net of income tax, to $1.4 billion, net of income tax, for the third quarter of 2012 from $965 million, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(986)	$212	$159	$201	$193	$104	$(840)	$(957)
Less: Net investment gains (losses)	53	5	(25)	(2)	(47)	73	(35)	22
Less: Net derivative gains (losses)	191	(81)	(194)	19	(31)	13	(635)	(718)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(254)	(33)	(3)	44	(15)	(12)	(199)	(472)
Less: Provision for income tax (expense) benefit	224	38	78	(12)	27	(32)	309	632

Operating earnings	$492	$283	$303	$152	$259	$62	(104)	1,447

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(134)	$1,417

Three Months Ended September 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,134	$795	$615	$(11)	$275	$(74)	$708	$3,442
Less: Net investment gains (losses)	48	(15)	83	(8)	(34)	(220)	91	(55)
Less: Net derivative gains (losses)	1,474	1,034	447	(45)	168	22	1,096	4,196
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(108)	(34)	(2)	(143)	(26)	(25)	(7)	(345)
Less: Provision for income tax (expense) benefit	(494)	(343)	(185)	44	(55)	84	(400)	(1,349)

Operating earnings	$214	$153	$272	$141	$222	$65	(72)	995

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(102)	$965

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,109	$4,360	$1,785	$1,180	$3,275	$1,210	$(416)	$16,503
Less: Net investment gains (losses)	53	5	(25)	(2)	(47)	73	(35)	22
Less: Net derivative gains (losses)	191	(81)	(194)	19	(31)	13	(635)	(718)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	(2)	1	—	(4)
Less: Other adjustments to revenues (1)	(19)	(33)	16	62	142	348	76	592

Total operating revenues	$4,887	$4,469	$1,988	$1,101	$3,213	$775	$178	$16,611

Total expenses	$6,066	$4,041	$1,541	$931	$2,973	$1,036	$925	$17,513
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	10	—	—	—	2	2	—	14
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	222	—	19	18	153	359	275	1,046

Total operating expenses	$4,142	$4,041	$1,522	$913	$2,818	$675	$474	$14,585

Three Months Ended September 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$6,385	$5,118	$2,905	$1,136	$2,671	$291	$1,947	$20,453
Less: Net investment gains (losses)	48	(15)	83	(8)	(34)	(220)	91	(55)
Less: Net derivative gains (losses)	1,474	1,034	447	(45)	168	22	1,096	4,196
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	16	—	—	—	—	—	—	16
Less: Other adjustments to revenues (1)	4	(36)	35	32	(438)	(388)	483	(308)

Total operating revenues	$4,843	$4,135	$2,340	$1,157	$2,975	$877	$277	$16,604

Total expenses	$4,656	$3,906	$1,959	$1,146	$2,234	$408	$1,029	$15,338
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	406	—	—	—	20	—	—	426
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	(278)	(2)	37	175	(432)	(363)	490	(373)

Total operating expenses	$4,528	$3,908	$1,922	$971	$2,646	$771	$539	$15,285

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results—Operating

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$9,080	$9,319	$(239)	(2.6)%
Universal life and investment-type product policy fees	2,048	1,906	142	7.5%
Net investment income	5,048	4,961	87	1.8%
Other revenues	435	418	17	4.1%

Total operating revenues	16,611	16,604	7	—%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	8,995	9,604	(609)	(6.3)%
Interest credited to policyholder account balances	1,589	1,534	55	3.6%
Capitalization of DAC	(1,301)	(1,524)	223	14.6%
Amortization of DAC and VOBA	1,051	1,162	(111)	(9.6)%
Amortization of negative VOBA	(155)	(150)	(5)	(3.3)%
Interest expense on debt	286	327	(41)	(12.5)%
Other expenses	4,120	4,332	(212)	(4.9)%

Total operating expenses	14,585	15,285	(700)	(4.6)%

Provision for income tax expense (benefit)	579	324	255	78.7%

Operating earnings	1,447	995	452	45.4%
Less: Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$1,417	$965	$452	46.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

Stronger investment results, higher policy fee income and lower catastrophe losses were the primary drivers of the increase in operating earnings. In addition, the prior period included a $117 million charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File. These positive impacts were partially offset by changes in foreign currency exchange rates, which had a $30 million negative impact on results compared to the prior period.

Positive net flows from strong sales led to growth in our investment portfolio which generated higher net investment income of $149 million. Since many of our products are interest spread-based, the growth in our individual life and structured settlement businesses also resulted in a $96 million increase to interest credited expenses. In addition, strong variable annuity sales, primarily in 2011, increased our average separate account assets which resulted in higher policy fee income of $88 million. Commission expenses decreased $149 million primarily driven by lower annuity sales in the U.S, which was largely offset by a corresponding decrease in DAC capitalization.

The low interest rate environment continued to result in lower interest credited expense as we set interest credited rates lower on both new business, as well as certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. The improving equity markets resulted in lower DAC amortization and higher fee income in our annuity business. However, as a result of the low interest rate environment, investment yields on our fixed maturity securities and securities lending program declined. We also had lower investment returns on our real estate, real estate joint ventures and private equity investments. These negative impacts on yields were partially offset by higher income from equity-linked notes, trading securities, prepayment fees and interest rate derivatives. Changes in market factors discussed above resulted in an $89 million increase in operating earnings.

Lower severity of property & casualty catastrophe claims in the current period increased operating earnings by $76 million as a result of severe storm activity in the prior period. However, this was partially offset by unfavorable claims experience, primarily in our Asia and Retail segments, which reduced operating earnings by $17 million.

Liability and DAC refinements, primarily in our Retail segment, in both periods resulted in a $22 million increase in operating earnings. In addition, the prior period included $40 million of expenses incurred related to a liquidation plan filed by the Department of Financial Services for ELNY. The third quarter of 2012 included $35 million of employee-related and other costs associated with the Company’s enterprise-wide strategic initiative.

Retail

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$1,604	$1,770	$(166)	(9.4)%
Universal life and investment-type product policy fees	1,132	1,027	105	10.2%
Net investment income	1,930	1,842	88	4.8%
Other revenues	221	204	17	8.3%

Total operating revenues	4,887	4,843	44	0.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,228	2,523	(295)	(11.7)%
Interest credited to policyholder account balances	598	617	(19)	(3.1)%
Capitalization of DAC	(430)	(660)	230	34.8%
Amortization of DAC and VOBA	438	521	(83)	(15.9)%
Other expenses	1,308	1,527	(219)	(14.3)%

Total operating expenses	4,142	4,528	(386)	(8.5)%

Provision for income tax expense (benefit)	253	101	152

Operating earnings	$492	$214	$278

Unless otherwise stated, all amounts, with the exception of sales data, discussed below are net of income tax.

The Company implemented several changes to product pricing and variable annuity riders as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions resulted in a net decrease in the overall segment sales in the current period, most notably a $4.2 billion, or 47%, decrease in annuity sales. Consistent with the decrease in sales, retail life and annuity net flows were down $4.4 billion compared to the prior period.

Stronger sales of variable annuities in the prior period increased our average separate account assets and, as a result, generated higher asset-based fee revenues. This, coupled with positive net flows from life products, as well as the impact of an increase in allocated equity for the annuity business, bolstered invested assets, increasing net investment income. Business growth also generated higher DAC amortization and consistent with a growing block of variable annuities with guarantees, there was an increase in certain variable annuity liabilities. The reduction of sales levels from the prior period resulted in lower deferrable expenses, which were directly offset by lower DAC capitalization; however, stronger annuity sales in the prior period significantly increased our in-force business contributing to an increase in non-deferrable expenses. The net impact of these items resulted in a $29 million increase in operating earnings.

The improving equity market resulted in lower DAC amortization, higher fee income and a decrease in certain variable annuity liabilities. The low interest rate environment continued to result in lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Net investment income was also higher primarily from equity-linked notes, prepayment fees and derivatives. The higher derivatives income was primarily from interest rate floors purchased prior to the onset of the low interest rate environment. The net impact of these items resulted in a $139 million increase in operating earnings.

Our property & casualty business increased operating earnings by $40 million, which resulted from favorable claim experience, mainly due to a decrease in catastrophes. The impact of this can be seen in the favorable change in the combined ratio, including catastrophes to 94.6% in the third quarter of 2012 from 107.6% in the prior period. The combined ratio, excluding catastrophes, was 90.6% in the third quarter of 2012, compared to 87.4% in the prior period. Favorable mortality experience in the traditional life business, primarily driven by a prior period charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File, was partially offset by unfavorable mortality in the variable and universal life and income annuities businesses, resulting in a $17 million increase in operating earnings.

The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2011, increased operating earnings by $8 million, net of DAC amortization. In addition, certain insurance-related liabilities and DAC refinements in both the current and prior periods resulted in a $29 million increase in operating earnings.

Group, Voluntary & Worksite Benefits

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$3,753	$3,431	$322	9.4%
Universal life and investment-type product policy fees	166	159	7	4.4%
Net investment income	450	448	2	0.4%
Other revenues	100	97	3	3.1%

Total operating revenues	4,469	4,135	334	8.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,449	3,319	130	3.9%
Interest credited to policyholder account balances	42	46	(4)	(8.7)%
Capitalization of DAC	(38)	(47)	9	19.1%
Amortization of DAC and VOBA	40	43	(3)	(7.0)%
Interest expense on debt	1	—	1
Other expenses	547	547	—	—%

Total operating expenses	4,041	3,908	133	3.4%

Provision for income tax expense (benefit)	145	74	71	95.9%

Operating earnings	$283	$153	$130	85.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

Most of our businesses continued to experience growth in the third quarter of 2012, as the economy has continued to slowly improve. Our group term life and disability businesses grew as a result of new sales, and our dental business continued to benefit from strong enrollments and renewals, as well as revenues associated with the implementation of a new dental contract from a large customer that began in the second quarter of 2012. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. Although policy sales for both auto and homeowners remained sluggish, the impact of an increase in the average premium for new policies sold more than offset the decline in policy sales.

Lower severity of our property & casualty catastrophe claims in the current period resulted in an increase of $32 million to operating earnings, while non-catastrophe frequency and severity were essentially flat as compared to the prior period. Favorable morbidity and mortality experience in our dental and life businesses contributed $14 million and $5 million, respectively, to operating earnings. Partially offsetting these positive results was less favorable claims experience in our accidental death and dismemberment business, resulting in a decrease in operating earnings of $7 million. The mortality ratio of our life businesses was 88.1% in the third quarter of 2012 as compared to 98.5% in the prior period. In our life businesses, the impact of a prior period charge related to our use of the U.S. Social Security Administration’s Death Master File contributed $81 million to the increase in operating earnings. Excluding the charge in the prior period, the mortality ratio for the prior period was 89.0%, more in-line with our results for the current period. The impact of the items discussed above related to the property & casualty business can be seen in the favorable change in the combined ratio, excluding catastrophes, to 87.2% in the third quarter of 2012 from 88.6% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 87.8% in the third quarter of 2012 from 103.6% in the prior period.

Investment yields were flat reflecting the offsetting effects of increased prepayment fee income and lower returns from our securities lending program and real estate joint ventures. Unlike in the Retail and Corporate Benefit Funding segments, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. However, marginally lower crediting rates in the current period resulted in a $5 million increase in operating earnings.

Current period premiums and deposits, together with growth in the securities lending program, mostly offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing a slight increase to operating earnings. Consistent with the growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts increased by $6 million. In addition, the increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $8 million.

Corporate Benefit Funding

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$450	$835	$(385)	(46.1)%
Universal life and investment-type product policy fees	53	69	(16)	(23.2)%
Net investment income	1,421	1,375	46	3.3%
Other revenues	64	61	3	4.9%

Total operating revenues	1,988	2,340	(352)	(15.0)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,070	1,459	(389)	(26.7)%
Interest credited to policyholder account balances	339	327	12	3.7%
Capitalization of DAC	(13)	(6)	(7)
Amortization of DAC and VOBA	4	4	—	—%
Interest expense on debt	2	2	—	—%
Other expenses	120	136	(16)	(11.8)%

Total operating expenses	1,522	1,922	(400)	(20.8)%

Provision for income tax expense (benefit)	163	146	17	11.6%

Operating earnings	$303	$272	$31	11.4%

Unless otherwise stated, all amounts discussed below are net of income tax.

The sustained low interest rate environment has resulted in underfunded pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. While this is predominantly impacting sales in the U.S., sales in the U.K. remain strong. Structured settlement sales have decreased $278 million, before income tax, reflecting a more competitive market and a decrease in demand due to the low interest rate environment. Changes in premiums for these businesses were almost entirely offset by the related change in policyholder benefits. The impact of current period premiums, deposits, and funding agreement issuances contributed to an increase in invested assets, partially offset by a decrease in allocated equity, resulting in an increase of $85 million to operating earnings. The growth in premiums, deposits and funding agreement issuances resulted in a corresponding increase in interest credited on certain insurance liabilities, which decreased operating earnings by $28 million.

Expenses declined largely as a result of disciplined spending and a decrease in sales volume-related costs, such as commissions and premium taxes. A decrease in structured settlement commissions was partially offset by an increase in commissions from sales of funding agreements. The decrease in expenses was partially offset by related changes in DAC capitalization and certain revenue items. The decrease in expenses coupled with an increase in fees generated by separate account deposits, increased operating earnings by $6 million.

The low interest rate environment continued to impact our investment returns, as well as our interest credited on certain insurance liabilities. We experienced lower investment returns on our fixed maturity securities and our securities lending program, as well as on our private equity investments, which were partially offset by higher mortgage prepayment fees and increased earnings on interest rate derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, interest credited rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. The net impact of lower interest credited expense and lower investment returns resulted in a decrease in operating earnings of $37 million.

Mortality experience did not have a material impact on our financial results this period; however, the impact of a charge in the prior period in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File in our post-retirement benefit business resulted in an increase in operating earnings of $8 million.

Latin America

	Three Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$610	$672	$(62)	(9.2)%
Universal life and investment-type product policy fees	189	188	1	0.5%
Net investment income	299	289	10	3.5%
Other revenues	3	8	(5)	(62.5)%

Total operating revenues	1,101	1,157	(56)	(4.8)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	507	576	(69)	(12.0)%
Interest credited to policyholder account balances	99	95	4	4.2%
Capitalization of DAC	(83)	(78)	(5)	(6.4)%
Amortization of DAC and VOBA	42	45	(3)	(6.7)%
Amortization of negative VOBA	(1)	—	(1)
Interest expense on debt	(4)	—	(4)
Other expenses	353	333	20	6.0%

Total operating expenses	913	971	(58)	(6.0)%

Provision for income tax expense (benefit)	36	45	(9)	(20.0)%

Operating earnings	$152	$141	$11	7.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $11 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $10 million for the third quarter of 2012 compared to the prior period.

Latin America experienced sales growth driven primarily by group and retirement products in Mexico and Brazil and by universal life products in Mexico, as well as increased accident and health sales in Argentina through our direct marketing channel. The resulting premium growth was more than offset by a decrease in the annuity premiums in Chile due to a contract that was not renewed by the customer. These premium decreases for these products were almost entirely offset by the related change in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commission expense, which was partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $7 million improvement in operating earnings.

The current period results include various favorable income tax items of $13 million in Argentina, Mexico and Chile. In addition, the current period results include liability refinements which were mostly offset by a write-off of capitalized software, both in Mexico.

Asia

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$2,112	$1,967	$145	7.4%
Universal life and investment-type product policy fees	388	357	31	8.7%
Net investment income	709	643	66	10.3%
Other revenues	4	8	(4)	(50.0)%

Total operating revenues	3,213	2,975	238	8.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,455	1,325	130	9.8%
Interest credited to policyholder account balances	468	414	54	13.0%
Capitalization of DAC	(579)	(576)	(3)	(0.5)%
Amortization of DAC and VOBA	396	407	(11)	(2.7)%
Amortization of negative VOBA	(128)	(137)	9	6.6%
Other expenses	1,206	1,213	(7)	(0.6)%

Total operating expenses	2,818	2,646	172	6.5%

Provision for income tax expense (benefit)	136	107	29	27.1%

Operating earnings	$259	$222	$37	16.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $37 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $5 million for the third quarter of 2012 compared to the prior period.

Asia experienced sales growth in ordinary and universal life products in Japan, resulting in higher premiums and universal life fees, and variable life products in Korea, which drove higher fees over the prior period. This was partially offset by a decline in life product sales and persistency in Hong Kong, which reduced premiums. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, average invested assets increased over the prior period, reflecting positive cash flows from our annuity business in Japan generating an increase in net investment income, which was partially offset by an increase in interest credited to policyholders. The combined impact of the items discussed above improved operating earnings by $69 million.

The repositioning of the Japan investment portfolio to longer duration and higher yielding investments contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian dollar annuity business, reflecting the investment of funds in higher yielding Australian dollar investments, as well as higher returns on our real estate investments. However, these increases in yields were slightly offset by lower joint venture income from China resulting in a net increase to operating earnings of $5 million.

Changes in actuarial assumptions in Hong Kong resulted in an $8 million decrease in operating earnings.

Unfavorable claims experience decreased operating earnings by $11 million. Prior period results in Japan included a $12 million benefit from the release of previously recorded liabilities and $5 million of operating expenses related to the March 2011 earthquake and tsunami.

EMEA

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$536	$630	$(94)	(14.9)%
Universal life and investment-type product policy fees	82	67	15	22.4%
Net investment income	122	151	(29)	(19.2)%
Other revenues	35	29	6	20.7%

Total operating revenues	775	877	(102)	(11.6)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	255	341	(86)	(25.2)%
Interest credited to policyholder account balances	32	35	(3)	(8.6)%
Capitalization of DAC	(158)	(157)	(1)	(0.6)%
Amortization of DAC and VOBA	130	142	(12)	(8.5)%
Amortization of negative VOBA	(26)	(13)	(13)	(100.0)%
Interest expense on debt	2	—	2
Other expenses	440	423	17	4.0%

Total operating expenses	675	771	(96)	(12.5)%

Provision for income tax expense (benefit)	38	41	(3)	(7.3)%

Operating earnings	$62	$65	$(3)	(4.6)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings decreased by $3 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $15 million for the third quarter of 2012 compared to the prior period and resulted in significant variances in the financial statement line items. The fourth quarter 2011 purchase of a Turkish life insurance and pension company increased operating earnings by $10 million.

The segment continued to experience business growth; however, certain European countries in the region continued to be affected by the challenging economic environment. Sales increased across all major product lines and all regions. The disposal of certain closed blocks of business in the U.K. reduced operating earnings and resulted in lower net investment income, partially offset by the release of certain liabilities. Dividends paid to MetLife, Inc. at the end of 2011 decreased net investment income, as a result of lower average invested assets. Consistent with business growth, operating expenses increased, most notably due to higher compensation and administrative costs. The items discussed above, on a combined basis, resulted in a $6 million decrease in operating earnings.

Current period results benefited by $6 million due to certain income tax items in both periods.

Corporate & Other

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$15	$14	$1	7.1%
Universal life and investment-type product policy fees	38	39	(1)	(2.6)%
Net investment income	117	213	(96)	(45.1)%
Other revenues	8	11	(3)	(27.3)%

Total operating revenues	178	277	(99)	(35.7)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	31	61	(30)	(49.2)%
Interest credited to policyholder account balances	11	—	11
Amortization of DAC and VOBA	1	—	1
Interest expense on debt	285	325	(40)	(12.3)%
Other expenses	146	153	(7)	(4.6)%

Total operating expenses	474	539	(65)	(12.1)%

Provision for income tax expense (benefit)	(192)	(190)	(2)	(1.1)%

Operating earnings	(104)	(72)	(32)	(44.4)%
Less: Preferred stock dividends	30	30	—	—%

Operating earnings available to common shareholders	$(134)	$(102)	$(32)	(31.4)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $32 million, primarily due to lower net investment income, lower operating earnings on invested assets that were funded using Federal Home Loan Bank (“FHLB”) advances and lower tax credits in the third quarter of 2012. These decreases were partially offset by higher earnings from the assumed reinsurance of a variable annuity business and lower interest expense on debt.

Net investment income decreased $32 million, excluding the FHLB which is discussed below, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower returns on our alternative and private equity investments and lower earnings on credit sensitive derivatives.

Operating earnings on invested assets that were funded using FHLB advances decreased $10 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to the Corporate Benefit Funding segment, in April 2012.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the third quarter of 2012, we had lower utilization of tax preferenced investments which decreased operating earnings by $10 million from the prior period.

In the prior period, the Company incurred $40 million of expenses related to the liquidation plan filed by the Department of Financial Services for ELNY. In the third quarter of 2012, the Company incurred $35 million of employee-related and other costs associated with the Company’s enterprise-wide strategic initiative and $10 million of higher other employee-related charges.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $19 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying funds.

Interest expense on debt, excluding the FHLB which is discussed above, decreased $8 million primarily due to the maturity of $750 million in long-term debt in December 2011.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Consolidated Results

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$27,386	$27,190	$196	0.7%
Universal life and investment-type product policy fees	6,306	5,856	450	7.7%
Net investment income	16,436	14,658	1,778	12.1%
Other revenues	1,445	1,878	(433)	(23.1)%
Net investment gains (losses)	(152)	(309)	157	50.8%
Net derivative gains (losses)	(604)	4,233	(4,837)

Total revenues	50,817	53,506	(2,689)	(5.0)%

Expenses
Policyholder benefits and claims and policyholder dividends	28,008	27,506	502	1.8%
Interest credited to policyholder account balances	5,681	4,104	1,577	38.4%
Goodwill impairment	1,868	—	1,868
Capitalization of DAC	(3,981)	(4,158)	177	4.3%
Amortization of DAC and VOBA	3,201	3,911	(710)	(18.2)%
Amortization of negative VOBA	(506)	(536)	30	5.6%
Interest expense on debt	1,026	1,260	(234)	(18.6)%
Other expenses	13,601	13,510	91	0.7%

Total expenses	48,898	45,597	3,301	7.2%

Income (loss) from continuing operations before provision for income tax	1,919	7,909	(5,990)	(75.7)%
Provision for income tax expense (benefit)	710	2,481	(1,771)	(71.4)%

Income (loss) from continuing operations, net of income tax	1,209	5,428	(4,219)	(77.7)%
Income (loss) from discontinued operations, net of income tax	17	(1)	18

Net income (loss)	1,226	5,427	(4,201)	(77.4)%
Less: Net income (loss) attributable to noncontrolling interests	29	(6)	35

Net income (loss) attributable to MetLife, Inc.	1,197	5,433	(4,236)	(78.0)%
Less: Preferred stock dividends	91	91	—	—%
Preferred stock redemption premium	—	146	(146)	(100.0)%

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,106	$5,196	$(4,090)	(78.7)%

During the nine months ended September 30, 2012, income (loss) from continuing operations, before provision for income tax, decreased $6.0 billion ($4.2 billion, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses) and a goodwill impairment charge in the current period.

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

	Nine Months Ended September 30,
	2012	2011	Change
	(In millions)
Non-VA program derivatives
Interest rate	$453	$2,194	$(1,741)
Foreign currency	(161)	168	(329)
Credit	(105)	144	(249)
Equity	1	6	(5)
Non-VA embedded derivatives	(79)	20	(99)

Total non-VA program derivatives	109	2,532	(2,423)

VA program derivatives
Market and other risks in embedded derivatives	1,922	(3,764)	5,686
Nonperformance risk on embedded derivatives	(1,170)	1,985	(3,155)

Total embedded derivatives	752	(1,779)	2,531
Freestanding derivatives hedging embedded derivatives	(1,465)	3,480	(4,945)

Total VA program derivatives	(713)	1,701	(2,414)

Net derivative gains (losses)	$(604)	$4,233	$(4,837)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.4 billion ($1.6 billion, net of income tax). This was primarily due to interest rates decreasing less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. The weakening of the U.S. dollar and Japanese yen relative to other key currencies unfavorably impacted foreign currency swaps and forwards, which primarily hedge certain foreign denominated bonds. Additionally, the narrowing of credit spreads in the current period compared to widening in the prior period unfavorably impacted credit default swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $2.4 billion ($1.6 billion, net of income tax). This was due to an unfavorable change of $3.2 billion ($2.1 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $741 million ($482 million, net of income tax) on market and other risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks.

The favorable change of $741 million is comprised of a $4.9 billion ($3.2 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was more than offset by a $5.7 billion ($3.7 billion, net of income tax) favorable change in market and other risks in our embedded derivatives, which was driven by changes in market factors. Changes in non-market factors, which are unhedged, contributed to a favorable change of $491 million. The primary changes in market factors are summarized as follows:

•

Equity index levels increased in the current period but decreased in the prior period, and equity volatility decreased in the current period but was mixed in the prior period. These changes contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

•

Long-term interest rates decreased less in the current period than in the prior period and contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

The decrease in net investment losses primarily reflects a decrease in impairments on fixed maturity and equity securities, primarily on Greece sovereign debt as a result of the July 2011 announcement of a debt exchange program, combined with increases in gains on fixed maturity securities sold in connection with the planned disposition of MetLife Bank, partially offset by a decrease in gains on sales of certain real estate investments and reductions to the mortgage loan valuation allowance in the prior period.

In addition, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business.

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $590 million to a loss of $504 million during the first nine months of 2012 compared to a gain of $86 million in the prior period. Included in this loss was a decrease in total revenues of $479 million and an increase in total expenses of $111 million.

Income tax expense for the nine months ended September 30, 2012 was $710 million, or 37% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $2.5 billion, or 31% of income (loss) from continuing operations before provision for income tax, for the prior period. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences. In addition, as previously mentioned, the current period includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge is limited to $247 million on the associated tax goodwill.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $880 million, net of income tax, to $4.3 billion, net of income tax, for the nine months ended September 30, 2012 from $3.4 million, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$23	$795	$843	$348	$708	$265	$(1,773)	$1,209
Less: Net investment gains (losses)	178	11	21	(12)	(168)	37	(219)	(152)
Less: Net derivative gains (losses)	637	99	(149)	42	(11)	56	(1,278)	(604)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(622)	(107)	11	(153)	(11)	(22)	(715)	(1,619)
Less: Provision for income tax (expense) benefit	153	(1)	41	36	59	(18)	778	1,048

Operating earnings	$1,369	$793	$919	$435	$839	$212	(163)	4,404

Less: Preferred stock dividends							91	91

Operating earnings available to common shareholders							$(254)	$4,313

Nine Months Ended September 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,917	$1,283	$1,157	$104	$642	$(35)	$360	$5,428
Less: Net investment gains (losses)	134	(16)	85	(1)	(196)	(304)	(11)	(309)
Less: Net derivative gains (losses)	1,759	1,089	280	(42)	229	29	889	4,233
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(317)	(101)	53	(327)	2	(71)	(154)	(915)
Less: Provision for income tax (expense) benefit	(550)	(340)	(147)	83	(14)	107	(244)	(1,105)

Operating earnings	$891	$651	$886	$391	$621	$204	(120)	3,524

Less: Preferred stock dividends							91	91

Operating earnings available to common shareholders							$(211)	$3,433

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$15,315	$13,166	$6,014	$3,642	$9,605	$3,287	$(212)	$50,817
Less: Net investment gains (losses)	178	11	21	(12)	(168)	37	(219)	(152)
Less: Net derivative gains (losses)	637	99	(149)	42	(11)	56	(1,278)	(604)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	(4)	14	—	10
Less: Other adjustments to revenues (1)	(51)	(107)	55	191	304	628	551	1,571

Total operating revenues	$14,551	$13,163	$6,087	$3,421	$9,484	$2,552	$734	$49,992

Total expenses	$14,742	$11,969	$4,717	$3,208	$8,519	$2,888	$2,855	$48,898
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	61	—	—	—	—	18	—	79
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	510	—	44	344	311	646	1,266	3,121

Total operating expenses	$12,479	$11,969	$4,673	$2,864	$8,208	$2,224	$1,413	$43,830

Nine Months Ended September 30, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$16,046	$13,518	$7,138	$3,301	$8,288	$2,268	$2,947	$53,506
Less: Net investment gains (losses)	134	(16)	85	(1)	(196)	(304)	(11)	(309)
Less: Net derivative gains (losses)	1,759	1,089	280	(42)	229	29	889	4,233
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	—	—	—	14
Less: Other adjustments to revenues (1)	14	(103)	109	119	(366)	(128)	1,178	823

Total operating revenues	$14,125	$12,548	$6,664	$3,225	$8,621	$2,671	$891	$48,745

Total expenses	$13,136	$11,570	$5,356	$3,161	$7,334	$2,280	$2,760	$45,597
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	490	—	—	—	20	—	—	510
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	(145)	(2)	56	446	(388)	(57)	1,332	1,242

Total operating expenses	$12,791	$11,572	$5,300	$2,715	$7,702	$2,337	$1,428	$43,845

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results—Operating

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$27,326	$27,121	$205	0.8%
Universal life and investment-type product policy fees	6,056	5,646	410	7.3%
Net investment income	15,297	14,746	551	3.7%
Other revenues	1,313	1,232	81	6.6%

Total operating revenues	49,992	48,745	1,247	2.6%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	27,066	27,315	(249)	(0.9)%
Interest credited to policyholder account balances	4,653	4,521	132	2.9%
Capitalization of DAC	(3,976)	(4,151)	175	4.2%
Amortization of DAC and VOBA	3,231	3,295	(64)	(1.9)%
Amortization of negative VOBA	(456)	(476)	20	4.2%
Interest expense on debt	898	978	(80)	(8.2)%
Other expenses	12,414	12,363	51	0.4%

Total operating expenses	43,830	43,845	(15)	(0.0)%

Provision for income tax expense (benefit)	1,758	1,376	382	27.8%

Operating earnings	4,404	3,524	880	25.0%
Less: Preferred stock dividends	91	91	—	—%

Operating earnings available to common shareholders	$4,313	$3,433	$880	25.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Higher policy fee income, stronger investment results and favorable claims experience were the primary drivers of the increase in operating earnings. In addition, the prior period included a $117 million charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File. These positive impacts on operating earnings were partially offset by a $52 million charge taken in the first quarter of 2012 representing a multi–state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. In addition, changes in foreign currency exchange rates had a $61 million negative impact on results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency in our business across many of our products. In addition, as a result of stronger sales of variable annuities in 2011, we experienced growth in both our average separate account assets and our investment portfolio. The growth in the average separate account assets generated higher policy fee income of $298 million. The growth in our investment portfolio generated higher net investment income of $318 million. Since many of our products are interest spread–based, the growth in our individual life and structured settlement businesses also resulted in a $275 million increase to interest credited expenses. These increased sales also generated an increase in commissions which was partially offset by an increase in related DAC capitalization which combined, resulted in a $36 million increase to operating earnings. In addition, other non-variable expenses increased $177 million and our annuity business growth in 2011 generated higher DAC amortization of $92 million in the current period. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $40 million.

The low interest rate environment continued to result in lower interest credited expense as we set interest credited rates lower on both new business, as well as on certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. The improving equity markets resulted in lower DAC amortization and higher fee income in our annuity business. Various market factors drove a reduction in investment yields and a decrease in net investment income. The unfavorable impact of the low interest rate environment on our fixed maturity securities and securities lending program combined with lower returns on our real estate investments and lower prepayment fees negatively impacted yields; however, this was partially offset by the favorable impact of other market factors, including higher income from equity-linked notes, trading securities, real estate joint ventures and interest rate derivatives. Changes in market factors discussed above resulted in a $281 million increase in operating earnings.

Lower severity of property & casualty catastrophe claims in the current period increased operating earnings by $170 million as a result of severe storm activity in the prior period. Favorable claims experience across many of our products was more than offset by less favorable mortality results in our Group, Voluntary & Worksite Benefits segment and unfavorable mortality in our Asia segment, resulting in a slight decrease in operating earnings.

Liability and DAC refinements, primarily from our Retail, Asia and EMEA segments, in both periods resulted in a $79 million net increase in operating earnings. In addition, the prior period included $40 million of expenses incurred related to a liquidation plan filed by the Department of Financial Services for ELNY and $37 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami in Japan. The current period included $66 million of employee–related and other costs associated with the Company’s enterprise-wide strategic initiative.

The Company benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the first nine months of 2012, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $60 million over the prior period.

Retail

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$4,804	$4,907	$(103)	(2.1)%
Universal life and investment-type product policy fees	3,365	3,050	315	10.3%
Net investment income	5,735	5,585	150	2.7%
Other revenues	647	583	64	11.0%

Total operating revenues	14,551	14,125	426	3.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	6,668	7,013	(345)	(4.9)%
Interest credited to policyholder account balances	1,784	1,803	(19)	(1.1)%
Capitalization of DAC	(1,352)	(1,728)	376	21.8%
Amortization of DAC and VOBA	1,319	1,363	(44)	(3.2)%
Other expenses	4,060	4,340	(280)	(6.5)%

Total operating expenses	12,479	12,791	(312)	(2.4)%

Provision for income tax expense (benefit)	703	443	260	58.7%

Operating earnings	$1,369	$891	$478	53.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

Stronger sales of variable annuities in the prior period increased our average separate account assets and, as a result, generated higher asset-based fee revenues. This, coupled with positive net flows from life products as well as the impact of an increase in allocated equity for annuities, led to growth in the investment portfolio, increasing net investment income. Consistent with a growing block of variable annuities with guarantees, there was an increase in certain variable annuity liabilities. Business growth in 2011 also generated higher interest credited on certain insurance liabilities and DAC amortization in the current period. The reduction of sales levels from the prior period resulted in lower deferrable expenses, which were directly offset by lower DAC capitalization. However, stronger annuity sales in the prior period significantly increased our in-force business contributing to an increase in non-deferrable expenses. The net impact of these items resulted in a $124 million increase in operating earnings.

The improving equity market resulted in lower DAC amortization, higher fee income and a decrease in certain variable annuity liabilities. The low interest rate environment continued to result in lower interest credited expense, as we reduced interest credited rates on contracts with discretionary rate reset provisions. Partially offsetting these favorable variances was a decrease in investment yields and related net investment income. Lower interest rates negatively impacted earnings on fixed maturity securities and mortgage loan yields. The foregoing, combined with lower returns on our private equity investments, was partially offset by higher income from derivatives. The higher derivatives income was primarily from interest rate floors purchased prior to the onset of the low interest rate environment. The net impact of these items resulted in a $140 million increase in operating earnings.

Our property & casualty business increased operating earnings by $131 million, resulting from favorable claim experience, mainly due to a decrease in catastrophes. The impact of this can be seen in the favorable change in the combined ratio, including catastrophes to 97.1% in 2012 from 112.7% in 2011. The combined ratio, excluding catastrophes was 86.2% in 2012, compared to 88.2% in the prior period. Favorable mortality experience in the traditional life business was partially offset by unfavorable mortality experience in the variable and universal life and income annuities businesses resulting in a $7 million increase in operating earnings. The current period results included a charge of $26 million for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. The prior period results included a charge of $28 million, in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File.

The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2011, increased operating earnings by $23 million, net of DAC amortization. In addition, certain insurance-related liabilities and DAC refinements in both the current and prior periods resulted in a $45 million increase in operating earnings.

Group, Voluntary & Worksite Benefits

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$11,021	$10,458	$563	5.4%
Universal life and investment-type product policy fees	497	473	24	5.1%
Net investment income	1,325	1,330	(5)	(0.4)%
Other revenues	320	287	33	11.5%

Total operating revenues	13,163	12,548	615	4.9%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	10,153	9,803	350	3.6%
Interest credited to policyholder account balances	127	134	(7)	(5.2)%
Capitalization of DAC	(102)	(144)	42	29.2%
Amortization of DAC and VOBA	98	140	(42)	(30.0)%
Interest expense on debt	1	—	1
Other expenses	1,692	1,639	53	3.2%

Total operating expenses	11,969	11,572	397	3.4%

Provision for income tax expense (benefit)	401	325	76	23.4%

Operating earnings	$793	$651	$142	21.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

Lower severity of property & casualty catastrophe claims in the current period increased operating earnings by $59 million, mainly as a result of severe storm activity in the second quarter of 2011. While property & casualty non-catastrophe claims experience was relatively flat period over period, an increase in severity of $21 million, primarily in the auto business, was mostly offset by lower claims frequency of $19 million in both our auto and homeowners businesses. A decrease in claims in our dental, disability and accidental death and dismemberment businesses resulted in a $49 million increase to operating earnings. Less favorable mortality experience in our life businesses resulted in a decrease in operating earnings of $50 million. The mortality ratio for our life businesses has returned to a more historically representative level of 88.2% in 2012, from a near record low of 86.4% in the prior period, as adjusted for a charge in the prior period. In our life businesses, the impact of a prior period charge related to our use of the U.S. Social Security Administration’s Death Master File contributed $81 million to the increase in operating earnings. The impact of the items discussed above related to the property & casualty business can be seen in the favorable change in the combined ratio, excluding catastrophes, to 87.9% in 2012 from 89.4% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 92.9% in 2012 from 103.6% in the prior period.

Current period premiums and deposits, together with growth in the securities lending program, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing $17 million to operating earnings. Consistent with the growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts increased by $21 million. Increased expenses associated with the implementation of the new dental contract in the second quarter of 2012, along with growth across our businesses, reduced operating earnings by $10 million. An increase in the average premium per policy in both our auto and homeowners businesses, as well as an increase in exposures, improved operating earnings by $26 million. Exposures represent each automobile for the auto line of business and each residence for the property line of business.

The low interest rate environment and lower returns in the real estate market resulted in a decline in investment yields on our fixed maturity securities, securities lending program and real estate joint ventures. Unlike in the Retail and Corporate Benefit Funding segments, a reduction in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield, partially offset by marginally lower crediting rates in the current period, resulted in a $7 million decrease in operating earnings.

Corporate Benefit Funding

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,480	$2,132	$(652)	(30.6)%
Universal life and investment-type product policy fees	161	181	(20)	(11.0)%
Net investment income	4,253	4,169	84	2.0%
Other revenues	193	182	11	6.0%

Total operating revenues	6,087	6,664	(577)	(8.7)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,293	3,925	(632)	(16.1)%
Interest credited to policyholder account balances	1,016	993	23	2.3%
Capitalization of DAC	(28)	(23)	(5)	(21.7)%
Amortization of DAC and VOBA	18	14	4	28.6%
Interest expense on debt	6	7	(1)	(14.3)%
Other expenses	368	384	(16)	(4.2)%

Total operating expenses	4,673	5,300	(627)	(11.8)%

Provision for income tax expense (benefit)	495	478	17	3.6%

Operating earnings	$919	$886	$33	3.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The impact of current year premiums, deposits, and funding agreement issuances contributed to an increase in invested assets, partially offset by a decrease in allocated equity, resulting in an increase of $114 million to operating earnings. The growth in premiums, deposits and funding agreement issuances resulted in a corresponding increase in interest credited on certain insurance liabilities, which decreased operating earnings by $88 million.

Expenses declined largely as a result of disciplined spending and a decrease in sales volume-related costs, such as commissions and premium taxes. A decrease in structured settlement commissions was partially offset by an increase in commissions from sales of funding agreements. The decrease in expenses was partially offset by related changes in DAC capitalization and certain revenue items. The decrease in expenses coupled with an increase in fees generated by separate account deposits, increased operating earnings by $10 million.

The low interest rate environment continued to impact our investment returns, as well as our interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and our securities lending program were partially offset by increased earnings on interest rate derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, interest credited rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. The net impact of lower interest credited expense and lower investment returns resulted in a decrease in operating earnings of $12 million.

The net impact of insurance liability refinements and a prior period charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File in our post-retirement benefit business, partially offset by lower mortality experience, resulted in an increase in operating earnings of $13 million.

Latin America

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,948	$1,913	$35	1.8%
Universal life and investment-type product policy fees	581	571	10	1.8%
Net investment income	881	727	154	21.2%
Other revenues	11	14	(3)	(21.4)%

Total operating revenues	3,421	3,225	196	6.1%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,667	1,534	133	8.7%
Interest credited to policyholder account balances	289	280	9	3.2%
Capitalization of DAC	(238)	(231)	(7)	(3.0)%
Amortization of DAC and VOBA	151	154	(3)	(1.9)%
Amortization of negative VOBA	(4)	(4)	—	—%
Interest expense on debt	(3)	1	(4)
Other expenses	1,002	981	21	2.1%

Total operating expenses	2,864	2,715	149	5.5%

Provision for income tax expense (benefit)	122	119	3	2.5%

Operating earnings	$435	$391	$44	11.3%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $44 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $32 million for the first nine months of 2012 compared to the prior period.

Latin America experienced strong sales growth driven primarily by retirement products in Mexico, Chile and Brazil and by accident and health products in Argentina and Chile. Changes in premiums for these products were almost entirely offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commission expense, which was partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $48 million improvement in operating earnings.

The impact of inflation increased operating earnings by $19 million. An increase in investment yields reflects the period over period change from lower yields in the prior period due to the impact of changes in assumptions for measuring the effects of inflation on certain inflation-indexed investments, primarily in Chile, offset by lower inflation on inflation-linked investments, mainly in Chile and Brazil. The decrease in net investment income from lower inflation was substantially offset by a corresponding decrease in policyholder benefits and lower interest credited expense.

Current period results include various favorable income tax items of $13 million in Argentina, Mexico and Chile. In addition, the current period results benefited from liability reserve refinements of $15 million in Chile and Mexico which were entirely offset by an unfavorable DAC capitalization adjustment of $8 million in Chile and a write-off of capitalized software of $7 million in Mexico.

Asia

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$6,215	$5,774	$441	7.6%
Universal life and investment-type product policy fees	1,102	1,020	82	8.0%
Net investment income	2,150	1,799	351	19.5%
Other revenues	17	28	(11)	(39.3)%

Total operating revenues	9,484	8,621	863	10.0%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,250	3,931	319	8.1%
Interest credited to policyholder account balances	1,323	1,193	130	10.9%
Capitalization of DAC	(1,721)	(1,530)	(191)	(12.5)%
Amortization of DAC and VOBA	1,188	1,163	25	2.1%
Amortization of negative VOBA	(387)	(426)	39	9.2%
Interest expense on debt	5	—	5
Other expenses	3,550	3,371	179	5.3%

Total operating expenses	8,208	7,702	506	6.6%

Provision for income tax expense (benefit)	437	298	139	46.6%

Operating earnings	$839	$621	$218	35.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $218 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $4 million for the first nine months of 2012 compared to the prior period.

Asia experienced sales growth in ordinary and universal life products in Japan, resulting in higher premiums and universal life fees and higher sales of variable life products in Korea which drove higher fees over the prior period. This was partially offset by a decline in life product sales and persistency in Hong Kong, which reduced premiums. Changes in premiums for these businesses were almost entirely offset by the related change in policyholder benefits. In addition, average invested assets increased over the prior period, reflecting positive cash flows from our annuity business in Japan generating increases in both net investment income and policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commissions and other sales-related expenses, which were partially offset by an increase in related DAC capitalization. The items discussed above were the primary drivers of a $109 million improvement in operating earnings.

The repositioning of the Japan investment portfolio to longer duration and higher yielding investments contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian dollar annuity business, reflecting the investment of funds in higher yielding Australian dollar investments, as well as higher returns on our private equity investments. These increases in yields improved net investment income and increased operating earnings by $96 million.

The positive impact of liability refinements in both the current and prior periods was partially offset by unfavorable changes in actuarial assumptions in the current period which, combined, resulted in an $11 million net increase to operating earnings.

Unfavorable claims experience in the current period decreased operating earnings by $19 million. Prior period results in Japan included $37 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami. In addition, prior period results also included a tax benefit of $12 million.

EMEA

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,815	$1,896	$(81)	(4.3)%
Universal life and investment-type product policy fees	233	236	(3)	(1.3)%
Net investment income	406	455	(49)	(10.8)%
Other revenues	98	84	14	16.7%

Total operating revenues	2,552	2,671	(119)	(4.5)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	941	1,008	(67)	(6.6)%
Interest credited to policyholder account balances	91	118	(27)	(22.9)%
Capitalization of DAC	(535)	(495)	(40)	(8.1)%
Amortization of DAC and VOBA	456	461	(5)	(1.1)%
Amortization of negative VOBA	(65)	(46)	(19)	(41.3)%
Interest expense on debt	3	1	2
Other expenses	1,333	1,290	43	3.3%

Total operating expenses	2,224	2,337	(113)	(4.8)%

Provision for income tax expense (benefit)	116	130	(14)	(10.8)%

Operating earnings	$212	$204	$8	3.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $8 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $25 million for the first nine months of 2012 compared to the prior period and resulted in significant variances in the financial statement line items. The fourth quarter 2011 purchase of a Turkish life insurance and pension company increased operating earnings by $15 million.

The segment continued to experience business growth; however, certain European countries in the region continued to be affected by the challenging economic environment. Sales for retirement, accident and health and credit life products increased primarily in the Middle East, western Europe and Russia. Retirement sales were generated by strong sales of fixed and variable annuity products. A modest recovery in credit markets resulted in higher premiums and policyholder benefits in our credit life business. The disposal of certain closed blocks of business in the U.K. reduced operating earnings and resulted in lower net investment income, partially offset by the release of certain liabilities. Dividends paid to MetLife, Inc. at the end of 2011 decreased net investment income, as a result of lower average invested assets. Operating expenses increased, most notably due to higher compensation and administrative costs. The increased sales generated an increase in commissions, which was largely offset by a corresponding increase in DAC capitalization. DAC amortization also increased due to business growth. Fee income increased largely due to growth in the Middle East and central Europe. The combined impact of the items discussed above reduced operating earnings by $61 million.

Operating earnings increased $40 million reflecting higher investment yields. The increase in yields reflects higher returns on our fair value option securities, primarily in Poland, driven by improving equity markets.

Operating earnings benefited by $16 million primarily due to a release of negative VOBA associated with the conversion of certain policies. In addition, certain income tax items in both periods resulted in an $18 million increase in operating earnings.

Corporate & Other

	Nine Months Ended September 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$43	$41	$2	4.9%
Universal life and investment-type product policy fees	117	115	2	1.7%
Net investment income	547	681	(134)	(19.7)%
Other revenues	27	54	(27)	(50.0)%

Total operating revenues	734	891	(157)	(17.6)%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	94	101	(7)	(6.9)%
Interest credited to policyholder account balances	23	—	23
Amortization of DAC and VOBA	1	—	1
Interest expense on debt	886	969	(83)	(8.6)%
Other expenses	409	358	51	14.2%

Total operating expenses	1,413	1,428	(15)	(1.1)%

Provision for income tax expense (benefit)	(516)	(417)	(99)	(23.7)%

Operating earnings	(163)	(120)	(43)	(35.8)%
Less: Preferred stock dividends	91	91	—	—%

Operating earnings available to common shareholders	$(254)	$(211)	$(43)	(20.4)%

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $43 million, primarily due to higher expenses, lower net investment income and lower operating earnings on invested assets that were funded using FHLB advances. These decreases were partially offset by lower interest expense on debt and higher tax credits.

In 2012, the Company incurred $66 million of employee-related and other costs associated with its enterprise-wide strategic initiative. In the first quarter of 2012, the Company also incurred a $26 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, advertising costs were $11 million higher compared to the prior period. Partially offsetting these charges were $40 million of expenses incurred in the prior period related to the liquidation plan filed by the Department of Financial Services for ELNY.

Net investment income decreased $28 million, excluding the FHLB which is discussed below, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower returns from private equity and real estate investments, and decreased earnings on credit sensitive derivatives, partially offset by higher returns on real estate joint ventures.

Operating earnings on invested assets that were funded using FHLB advances decreased $22 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to the Corporate Benefit Funding segment in April 2012.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the first nine months of 2012, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $49 million from the prior period.

Interest expense on debt, excluding the FHLB which is discussed above, decreased $21 million primarily due to the maturity of $750 million in long-term debt in December 2011.

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

Current Environment

The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector in particular and global capital markets. As a financial holding company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and, may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments. In September 2012, the Federal Reserve Board announced that it anticipates that low interest rates are likely to be warranted at least through mid-2015, in order to improve the pace of recovery from stressed economic conditions. It also announced that it will expand its holdings of longer-term securities with open-ended purchases of $40 billion each month of agency mortgage-backed securities. Finally, it reiterated its plan to continue “Operation Twist,” through the end of 2012. This program, announced in September 2011 by the Federal Open Market Committee, involves the purchase of U.S. Treasury securities with remaining maturities of six to 30 years and the sale of, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, both of these programs are intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery.

As a global insurance company, we are also affected by the monetary policy of central banks around the world. While the major central banks are not lowering interest rates at the same pace as in prior quarters, the Federal Reserve Board, ECB, Bank of England, and Bank of Japan have all increased their use of “non-traditional” means of monetary policy via their asset purchase programs. We cannot predict with certainty the effect of these asset purchase programs on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report.

Financial markets have also been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff,” which is comprised of a series of tax increases and automatic government spending cuts that will become effective at the beginning of 2013 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” included in the June 30, 2012 Form 10-Q.

Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to the debt issued by these countries have been a cause of elevated levels of market volatility. This market volatility will continue to affect the performance of various asset classes during 2012, and perhaps longer, until there is an ultimate resolution of these sovereign debt-related concerns. The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. As a result of concerns about the ability of Europe’s perimeter region to service its sovereign debt, certain countries have experienced credit ratings downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and continuing in 2012, several of the European Union member states have experienced sovereign credit ratings downgrades or had their credit ratings outlook revised to negative.

In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. As summarized below, at September 30, 2012, the Company did not have significant exposure to the sovereign debt of Europe’s perimeter region. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. Outside of Europe’s perimeter region, the Company’s holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Switzerland and Norway, the sovereign debt of which continues to maintain the highest credit ratings from all major rating agencies.

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

Europe’s Perimeter Region Sovereign Debt Securities. Our holdings of Greece sovereign debt were acquired in the acquisition of ALICO and our amortized cost basis reflects recording such securities at estimated fair value on November 1, 2010, which was substantially below par, partially mitigating our exposure. During the year ended December 31, 2011, we sold a significant portion of our Europe’s perimeter region sovereign debt, thereby substantially reducing our exposure. During 2011, we recorded non-cash impairment charges of $405 million on our holdings of Greece sovereign debt. In 2012, we recorded an insignificant gain on the exchange of our holdings of Greece sovereign debt. In the exchange described above, we received both EFSF debt and Greece sovereign debt, which reduced our exposure to Greece sovereign debt from $158 million to $57 million on the date of the exchange, while the short-dated EFSF debt, which was rated Aaa by Moody’s and Fitch and AA+ by S&P was valued at $115 million on the date of exchange. The par value, amortized cost and estimated fair value of holdings in sovereign debt of Europe’s perimeter region were $244 million, $77 million and $56 million at September 30, 2012, respectively, and $874 million, $254 million and $264 million at December 31, 2011, respectively.

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

	Summary of Select European Country Investment Exposure at September 30, 2012 (1) (2)
	Fixed maturity securities (3)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (4)	Total Exposure	%	Purchased Credit Default Protection (5)	Net Exposure	%
					(In millions)			(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$4	$59	2%	$—	$59	2%
Italy	15	152	683	850	72	922	26	(5)	917	26
Ireland	—	20	229	249	1,346	1,595	45	—	1,595	45
Greece	39	—	—	39	192	231	7	—	231	7
Spain	2	76	516	594	43	637	18	—	637	18

Total Europe’s perimeter region	56	248	1,483	1,787	1,657	3,444	98	(5)	3,439	98

Cyprus	59	—	—	59	28	87	2	—	87	2

Total	$115	$248	$1,483	$1,846	$1,685	$3,531	100%	$(5)	$3,526	100%

As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%
Investment grade percent	12%	94%	91%
Non-investment grade percent	88%	6%	9%

(1)	Information is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

(2)

The Company has not written any credit default swaps with an underlying risk related to any of these six countries. For Greece, the Company has $1 million of commitments to fund partnership investments at September 30, 2012.

(3)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $2.0 billion and $1.9 billion, respectively, at September 30, 2012.

(4)

Comprised of equity securities, fair value option (“FVO”) general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $488 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from the general account investments of the Company.

(5)

Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $5 million at September 30, 2012. The counterparties to these swaps are financial institutions with S&P credit ratings ranging from A+ to A as of September 30, 2012.

European Region Investments. The Company has investments across the European Region. We have proactively mitigated risk in both direct and indirect exposures in the European Region by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, reducing our holdings through sales of financial services securities during 2010, 2011 and 2012 and sales of Europe’s perimeter region sovereign debt in 2011 and 2012, and by purchasing certain single name credit default protection in 2010 and 2011. Our sales of financial services securities were focused on institutions with exposure to Europe’s perimeter region, lower preference capital structure instruments and larger positions. Investments in sovereign debt and corporate securities (fixed maturity and perpetual hybrid securities) were $40.4 billion at September 30, 2012. Sovereign debt issued by countries outside of Europe’s perimeter region comprised $8.8 billion, or 99% of European Region sovereign fixed maturity securities, at estimated fair value, at September 30, 2012. The European Region corporate securities are invested in a diversified portfolio of primarily non-financial services securities, which comprised $23.8 billion, or 75% of European Region total corporate securities, at estimated fair value, at September 30, 2012. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities, at September 30, 2012. European Region financial services corporate securities, at estimated fair value, were $7.8 billion, including $5.9 billion within the banking sector, with 92% invested in investment grade rated corporate securities, at September 30, 2012.

Rating Actions — U.S. Treasury Securities. As a result of a special Congressional committee failing to agree on certain deficit-reduction measures, in August 2011, U.S. Treasury securities were downgraded to AA+ by S&P with negative outlook. Financial markets have also been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” as discussed above. These issues could result in the future downgrade of U.S. credit ratings. We continue to closely evaluate the implications on our investment portfolio of further rating agency downgrades of U.S. Treasury securities and believe our investment portfolio is well positioned. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations” included in the June 30, 2012 Form 10-Q.

Summary. All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, our net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors – Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Composition of Investment Portfolio and Investment Portfolio Results

The composition of the investment portfolio, the related investment portfolio results and gains (losses) on derivative instruments which are used to manage risk for certain invested assets and certain insurance liabilities is presented in the yield table below:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Fixed Maturity Securities:
Yield (1)	4.85%	4.79%	4.86%	4.95%
Investment income (2),(3),(4)	$3,833	$3,721	$11,393	$11,208
Investment gains (losses) (3)	34	(186)	(121)	(454)
Ending carrying value (2),(3)	378,748	354,611	378,748	354,611
Mortgage Loans:
Yield (1)	5.81%	5.56%	5.62%	5.54%
Investment income (3),(4)	810	806	2,404	2,330
Investment gains (losses) (3)	—	45	49	160
Ending carrying value (3)	56,291	59,722	56,291	59,722
Real Estate and Real Estate Joint Ventures:
Yield (1)	2.95%	4.67%	5.14%	4.15%
Investment income (3)	64	96	329	252
Investment gains (losses) (3)	(15)	165	(10)	241
Ending carrying value	8,749	8,197	8,749	8,197
Policy Loans:
Yield (1)	5.25%	5.43%	5.27%	5.46%
Investment income	157	162	471	482
Ending carrying value	11,949	11,932	11,949	11,932
Equity Securities:
Yield (1)	3.65%	3.59%	4.36%	4.42%
Investment income	26	28	96	106
Investment gains (losses)	3	(3)	13	(37)
Ending carrying value	2,803	3,118	2,803	3,118
Other Limited Partnership Interests:
Yield (1)	8.66%	11.08%	12.00%	12.07%
Investment income	145	180	593	582
Investment gains (losses)	(7)	—	(18)	8
Ending carrying value	6,730	6,538	6,730	6,538
Cash and Short-Term Investments:
Yield (1),(7)	0.66%	1.03%	0.67%	1.10%
Investment income	34	38	100	122
Investment gains (losses)	3	—	3	1
Ending carrying value (3)	31,625	25,901	31,625	25,901
Other Invested Assets: (1)
Investment income (7)	140	158	469	331
Investment gains (losses) (3)	12	—	(23)	(3)
Ending carrying value (7)	23,477	23,103	23,477	23,103
Total Investments:
Investment income yield (1),(3),(5),(7)	4.88%	4.97%	4.98%	5.05%
Investment fees and expenses yield	(0.13)	(0.13)	(0.13)	(0.13)

Net Investment Income Yield (1),(3),(5),(7)	4.75%	4.84%	4.85%	4.92%

Investment income (5),(7)	$5,209	$5,189	$15,855	$15,413
Investment fees and expenses	(140)	(137)	(419)	(403)

Net investment income including certain Divested Businesses (5),(7)	5,069	5,052	15,436	15,010
Less: net investment income from certain Divested Businesses (5)	21	91	139	264

Net Investment Income (3),(6),(7)	$5,048	$4,961	$15,297	$14,746

Ending Carrying Value (3),(5),(7)	$520,372	$493,122	$520,372	$493,122

Investment portfolio gains (losses) including Divested Businesses	$30	$21	$(107)	$(84)
Less: investment portfolio gains (losses) from Divested Businesses (5)	(26)	7	35	(2)

Investment portfolio gains (losses) (3),(5),(6)	$56	$14	$(142)	$(82)

Gross investment gains	$257	$474	$790	$1,107
Gross investment losses	(127)	(199)	(644)	(730)
Writedowns	(74)	(261)	(288)	(459)

Investment Portfolio Gains (Losses) (3),(5),(6)	56	14	(142)	(82)
Investment portfolio gains (losses) income tax (expense) benefit	(13)	(5)	44	30

Investment Portfolio Gains (Losses), Net of Income Tax	$43	$9	$(98)	$(52)

Derivative gains (losses) including Divested Businesses	$(824)	$4,129	$(904)	$4,036
Less: derivative gains (losses) from Divested Businesses (5)	—	(139)	(7)	(150)

Derivative gains (losses) (3),(5),(6)	(824)	4,268	(897)	4,186
Derivative gains (losses) income tax (expense) benefit	281	(1,496)	309	(1,472)

Derivative Gains (Losses), Net of Income Tax	$(543)	$2,772	$(588)	$2,714

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

(2)

Fixed maturity securities include $743 million and $684 million at estimated fair value of trading and other securities at September 30, 2012 and 2011, respectively. Fixed maturity securities include $24 million and $68 million of investment income (loss) related to trading and other securities for the three months and nine months ended September 30, 2012, respectively, and ($38) million and $6 million of investment income related to trading and other securities for the three months and nine months ended September 30, 2011, respectively.

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

	At or For the Three Months Ended September 30, 2012			At or For the Nine Months Ended September 30, 2012
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities:
(included within Fixed Maturity Securities):
Ending carrying value	$743	$15,252	$15,995	$743	$15,252	$15,995
Investment income	$24	$513	$537	$68	$1,014	$1,082
Investment gains (losses)	$1	$8	$9	$4	$(2)	$2
Mortgage Loans:
Ending carrying value	$56,291	$2,879	$59,170	$56,291	$2,879	$59,170
Investment income	$810	$42	$852	$2,404	$131	$2,535
Investment gains (losses)	$—	$7	$7	$49	$16	$65
Cash and Short-Term Investments:
Ending carrying value	$31,625	$3	$31,628	$31,625	$3	$31,628
Total Investments:
Ending carrying value	$520,372	$18,134	$538,506	$520,372	$18,134	$538,506

	At or For the Three Months Ended September 30, 2011			At or For the Nine Months Ended September 30, 2011
	As Reported in the Yield Table	Excluded Amounts	Total	As Reported in the Yield Table	Excluded Amounts	Total
	(In millions)			(In millions)
Trading and Other Securities:
(included within Fixed Maturity Securities):
Ending carrying value	$684	$18,014	$18,698	$684	$18,014	$18,698
Investment income	$(38)	$(818)	$(856)	$6	$(430)	$(424)
Investment gains (losses)	$—	$1	$1	$—	$(7)	$(7)
Mortgage Loans:
Ending carrying value	$59,722	$3,227	$62,949	$59,722	$3,227	$62,949
Investment income	$806	$95	$901	$2,330	$286	$2,616
Investment gains (losses)	$45	$(8)	$37	$160	$9	$169
Cash and Short-Term Investments:
Ending carrying value	$25,901	$13	$25,914	$25,901	$13	$25,914
Total Investments:
Ending carrying value	$493,122	$21,254	$514,376	$493,122	$21,254	$514,376

(4)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(5)

Yields are calculated including net investment income of certain of the Divested Businesses and related ending carrying values. The net investment income adjustment in footnote (6) to this yield table for the Divested Businesses for the three months and nine months ended September 30, 2012 includes $4 million and $177 million, respectively, for securitized reverse residential mortgage loans that was excluded from the Mortgage Loans and total yield sections presented above. For further information on the Divested Businesses, see Note 17 of the Notes to the Interim Condensed Consolidated Financial Statements. Certain amounts in the prior periods have been revised to conform with current period presentation. In the third quarter 2012, MetLife, Inc., began reporting additional MetLife Bank operations as Divested Businesses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Net investment income — in above yield table	$5,048	$4,961	$15,297	$14,746
Real estate discontinued operations — deduct from net investment income	—	(3)	(2)	(9)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —deduct from net investment income, add to net derivative gains (losses)	(108)	(70)	(310)	(164)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	—	(23)
Net investment income on contractholder-directed unit-linked investments — reported within trading and other securities — add to net investment income	512	(824)	1,010	(437)
Divested Businesses — add to net investment income	25	91	316	264
Incremental net investment income from CSEs — add to net investment income	40	97	125	281

Net investment income — GAAP consolidated statements of operations and comprehensive income	$5,517	$4,252	$16,436	$14,658

Investment portfolio gains (losses) including Divested Businesses — in above yield table	$30	$21	$(107)	$(84)
Real estate discontinued operations — deduct from net investment gains (losses)	—	(26)	(25)	(97)
Investment gains (losses) related to CSEs — add to net investment gains (losses)	15	(7)	14	2
Other gains (losses) — add to net investment gains (losses)	(23)	(43)	(34)	(130)

Net investment gains (losses) — GAAP consolidated statements of operations and comprehensive income	$22	$(55)	$(152)	$(309)

Derivative gains (losses) including Divested Businesses — in above yield table	$(824)	$4,129	$(904)	$4,036
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting —add to net derivative gains (losses), deduct from net investment income	108	70	310	164
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting — add to net derivative gains (losses), deduct from interest credited to policyholder account balances	5	2	8	18
Settlement of foreign currency earnings — add to net derivative gains (losses), deduct from other revenues	(7)	(5)	(18)	(8)
Equity method operating joint ventures— add to net investment income, deduct from net derivative gains (losses)	—	—	—	23

Net derivative gains (losses) — GAAP consolidated statements of operations and comprehensive income	$(718)	$4,196	$(604)	$4,233

(7)

Certain amounts in the prior periods have been revised in connection with the retrospective application of the first quarter 2012 adoption of the new guidance regarding accounting for DAC. Prior period yields have been recast to conform to the current presentation to exclude from asset carrying values freestanding derivatives and collateral received from derivative counterparties.

See “— Results of Operations — Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011 — Consolidated Results” and “— Results of Operations — Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011 — Consolidated Results” for analyses of the period over period changes in net investment income, net investment gains (losses) and net derivative gains (losses).

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities, which consisted principally of publicly-traded and privately placed fixed maturity securities, were $378.0 billion and $350.3 billion, at estimated fair value, or 70% and 67% of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively. Publicly-traded fixed maturity securities represented $328.6 billion and $303.6 billion, at estimated fair value, at September 30, 2012 and December 31, 2011, respectively, or 87% of total fixed maturity securities, at both September 30, 2012 and December 31, 2011. Privately placed fixed maturity securities represented $49.4 billion and $46.7 billion, at estimated fair value, at September 30, 2012 and December 31, 2011, respectively, or 13% of total fixed maturity securities, at estimated fair value, at both September 30, 2012 and December 31, 2011.

Equity securities, which consisted principally of publicly-traded and privately-held common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $2.8 billion and $3.0 billion, at estimated fair value, or 0.5% and 0.6%, of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively. Publicly-traded equity securities represented $1.7 billion, at estimated fair value, at both September 30, 2012 and December 31, 2011, or 61% and 57% of total equity securities, at September 30, 2012 and December 31, 2011, respectively. Privately-held equity securities represented $1.1 billion and $1.3 billion, at estimated fair value, or 39% and 43%, of total equity securities, at September 30, 2012 and December 31, 2011, respectively.

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

Fair Value Hierarchy and Level 3 Rollforward — Fixed Maturity and Equity Securities. Fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources and fair value hierarchy are as follows:

	September 30, 2012
Pricing Source:	Fixed Maturity Securities	% of Total	Equity Securities	% of Total
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$29,681	7.9%	$860	30.7%

Level 2:
Independent pricing source	287,254	76.0	415	14.8
Internal matrix pricing or discounted cash flow techniques	38,695	10.2	840	30.0

Significant other observable inputs	325,949	86.2	1,255	44.8

Level 3:
Independent pricing source	8,472	2.2	474	16.9
Internal matrix pricing or discounted cash flow techniques	11,977	3.2	199	7.1
Independent broker quotations	1,926	0.5	15	0.5

Significant unobservable inputs	22,375	5.9	688	24.5

Total estimated fair value	$378,005	100.0%	$2,803	100.0%

	September 30, 2012
	Fair Value Measurements Using
Fair Value Hierarchy:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$—	$106,243	$7,699	$113,942
Foreign corporate securities	—	59,947	5,310	65,257
Foreign government securities	—	54,815	2,590	57,405
U.S. Treasury and agency securities	28,672	22,702	74	51,448
Residential mortgage-backed securities (“RMBS”)	1,009	37,009	2,573	40,591
Commercial mortgage-backed securities (“CMBS”)	—	18,226	1,214	19,440
Asset-backed securities (“ABS”)	—	12,155	2,850	15,005
State and political subdivision securities	—	14,852	65	14,917

Total fixed maturity securities	$29,681	$325,949	$22,375	$378,005

Equity Securities:
Common stock	$860	947	262	$2,069
Non-redeemable preferred stock	—	308	426	734

Total equity securities	$860	$1,255	$688	$2,803

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2012 are as follows:

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

•

During the three months ended September 30, 2012, Level 3 fixed maturity securities increased by $1.6 billion, or 7%. The increase was driven by net purchases in excess of sales and an increase in estimated fair value recognized in accumulated other comprehensive income (loss), partially offset by net transfers out of Level 3.

•	During the nine months ended September 30, 2012, Level 3 fixed maturity securities increased by $4.6 billion, or 26%. The increase was driven by net purchases in excess of sales.

An analysis of transfers into and/or out of Level 3, purchases and sales on a sector basis, as well as additional information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above, is presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

A rollforward of the fair value measurements for fixed maturity securities and equity securities available-for-sale measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions)
Balance, beginning of period	$20,824	$714	$17,765	$719
Total realized/unrealized gains (losses) included in:
Earnings (1)	9	9	(36)	—
Other comprehensive income (loss)	649	2	803	30
Purchases	2,337	77	7,021	116
Sales	(1,294)	(162)	(2,907)	(215)
Transfers into Level 3	390	48	695	51
Transfers out of Level 3	(540)	—	(966)	(13)

Balance, end of period	$22,375	$688	$22,375	$688

(1)

Total gains and losses in earnings and other comprehensive income (loss) are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in other comprehensive income (loss) of ($1) million were incurred on these securities subsequent to their transfer into Level 3, for both the three months and nine months ended September 30, 2012. No gains (losses) were included in earnings.

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

Fixed Maturity Securities Credit Quality — Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fixed Maturity Securities Credit Quality — Ratings” included in the 2011 Annual Report for a discussion of the ratings methodologies used by rating agencies and the Securities Valuation Office of the NAIC for fixed maturity securities.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which utilize NAIC rating methodologies, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		September 30, 2012			December 31, 2011
NAIC Rating	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
		(In millions)			(In millions)
1	Aaa/Aa/A	$240,309	$264,892	70.1%	$230,195	$246,786	70.5%
2	Baa	79,495	87,930	23.3	73,352	78,531	22.4
3	Ba	14,662	15,029	4.0	14,604	14,375	4.1
4	B	8,773	8,881	2.3	9,437	8,849	2.5
5	Caa and lower	1,490	1,207	0.3	2,142	1,668	0.5
6	In or near default	62	66	—	81	62	—

	Total fixed maturity securities	$344,791	$378,005	100.0%	$329,811	$350,271	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, that each designation is comprised of at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at September 30, 2012
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$52,954	$47,301	$8,851	$4,534	$266	$36	$113,942
Foreign corporate securities	31,447	29,226	3,177	1,344	58	5	65,257
Foreign government securities	46,105	8,545	1,152	1,564	39	—	57,405
U.S. Treasury and agency securities	51,448	—	—	—	—	—	51,448
RMBS (1)	35,358	1,354	1,706	1,378	774	21	40,591
CMBS (1)	19,036	221	114	21	48	—	19,440
ABS (1)	14,451	468	20	40	22	4	15,005
State and political subdivision securities	14,093	815	9	—	—	—	14,917

Total fixed maturity securities	$264,892	$87,930	$15,029	$8,881	$1,207	$66	$378,005

Percentage of total	70.1%	23.3%	4.0%	2.3%	0.3%	—%	100.0%

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2011
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
U.S. corporate securities	$51,045	$41,533	$8,677	$4,257	$271	$2	$105,785
Foreign corporate securities	33,403	26,383	2,915	1,173	140	4	64,018
Foreign government securities	42,360	7,553	1,146	1,281	196	—	52,536
U.S. Treasury and agency securities	40,012	—	—	—	—	—	40,012
RMBS (1)	36,699	1,477	1,450	2,026	933	52	42,637
CMBS (1)	18,403	388	125	57	96	—	19,069
ABS (1)	12,507	355	39	50	24	4	12,979
State and political subdivision securities	12,357	842	23	5	8	—	13,235

Total fixed maturity securities	$246,786	$78,531	$14,375	$8,849	$1,668	$62	$350,271

Percentage of total	70.5%	22.4%	4.1%	2.5%	0.5%	—%	100.0%

(1)	Presented using the revised NAIC rating methodologies described above.

The Company held below investment grade fixed maturity securities with an estimated fair value of $25.2 billion and $25.0 billion at September 30, 2012 and December 31, 2011, respectively, with unrealized gains (losses) of $196 million and ($1.3) billion at September 30, 2012 and December 31, 2011, respectively.

U.S. and Foreign Corporate Fixed Maturity Securities. The Company maintains a diversified portfolio of corporate fixed maturity securities across many industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information about U.S. and foreign corporate securities at:

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$65,257	36.4%	$64,018	37.7%
U.S. corporate fixed maturity securities — by industry:
Consumer	29,683	16.6	26,739	15.7
Industrial	29,629	16.5	26,962	15.9
Finance	21,754	12.1	20,854	12.3
Utility	20,164	11.3	19,508	11.5
Communications	8,908	5.0	8,178	4.8
Other	3,804	2.1	3,544	2.1

Total	$179,199	100.0%	$169,803	100.0%

(1)	Includes U.S. dollar and foreign denominated fixed maturity securities of foreign obligors.

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
	(In millions)		(In millions)
Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$1,630	0.3%	$1,642	0.3%
Holdings in ten issuers with the largest exposures	$9,285	1.8%	$10,716	2.1%

Structured Securities. The following table presents information about structured securities at:

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
RMBS	$40,591	54.1%	$42,637	57.1%
CMBS	19,440	25.9	19,069	25.5
ABS	15,005	20.0	12,979	17.4

Total structured securities	$75,036	100.0%	$74,685	100.0%

Ratings profile:
RMBS rated Aaa	$29,827	73.5%	$31,690	74.3%
RMBS rated NAIC 1	$35,358	87.1%	$36,699	86.1%
CMBS rated Aaa	$15,517	79.8%	$15,785	82.8%
CMBS rated NAIC 1	$19,036	97.9%	$18,403	96.5%
ABS rated Aaa	$9,463	63.1%	$8,223	63.4%
ABS rated NAIC 1	$14,451	96.3%	$12,507	96.4%

RMBS. The table below presents information about RMBS at:

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$21,378	52.7%	$23,392	54.9%
Pass-through securities	19,213	47.3	19,245	45.1

Total RMBS	$40,591	100.0%	$42,637	100.0%

By risk profile:
Agency	$28,355	69.9%	$31,055	72.8%
Prime	5,538	13.6	5,959	14.0
Alt-A	5,036	12.4	4,648	10.9
Sub-prime	1,662	4.1	975	2.3

Total RMBS	$40,591	100.0%	$42,637	100.0%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” for further information about collateralized mortgage obligations and pass-through mortgage-backed securities; and agency, prime, Alt-A and sub-prime RMBS.

At September 30, 2012 and December 31, 2011, the Company’s Alt-A RMBS portfolio has no exposure to option adjustable rate mortgage loans (“ARMs”) and a minimal exposure to hybrid ARMs. The Company’s Alt-A RMBS portfolio is comprised primarily of fixed rate mortgage loans (94% and 93% at September 30, 2012 and December 31, 2011, respectively) which have performed better than both option ARMs and hybrid ARMs in the Alt-A market. The Company’s Alt-A RMBS holdings had unrealized losses of $268 million and $871 million at September 30, 2012 and December 31, 2011, respectively.

The Company’s sub-prime RMBS holdings are comprised primarily of vintage year 2005 and prior holdings (53% and 79% at September 30, 2012 and December 31, 2011, respectively). These older vintages from 2005 and prior benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. The Company’s sub-prime RMBS holdings had unrealized losses of $216 million and $347 million at September 30, 2012 and December 31, 2011, respectively.

CMBS. The following tables present our CMBS by rating agency designation and by vintage year at:

	September 30, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2004 & Prior	$7,377	$7,602	$514	$534	$180	$180	$87	$85	$55	$41	$8,213	$8,442
2005	3,164	3,467	415	444	286	299	125	119	20	19	4,010	4,348
2006	2,143	2,346	267	287	45	44	54	53	35	29	2,544	2,759
2007	969	1,030	222	226	131	139	85	73	19	24	1,426	1,492
2008	—	—	—	—	—	—	—	—	26	24	26	24
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	59	64	—	—	62	67
2011	576	626	1	1	82	85	—	—	8	6	667	718
2012	429	443	344	357	735	749	—	—	39	41	1,547	1,590

Total	$14,661	$15,517	$1,763	$1,849	$1,459	$1,496	$410	$394	$202	$184	$18,495	$19,440

Ratings Distribution		79.8%		9.5%		7.7%		2.0%		1.0%		100.0%

	December 31, 2011
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2004 & Prior	$9,160	$9,407	$606	$616	$226	$217	$137	$132	$61	$52	$10,190	$10,424
2005	3,081	3,318	427	432	277	269	184	175	31	28	4,000	4,222
2006	1,712	1,835	245	237	89	83	118	110	123	106	2,287	2,371
2007	643	665	395	332	163	138	67	71	94	88	1,362	1,294
2008	—	—	—	—	—	—	—	—	25	27	25	27
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	3	3	—	—	—	—	60	66	—	—	63	69
2011	536	557	1	1	92	96	—	—	9	8	638	662

Total	$15,135	$15,785	$1,674	$1,618	$847	$803	$566	$554	$343	$309	$18,565	$19,069

Ratings Distribution		82.8%		8.5%		4.2%		2.9%		1.6%		100.0%

The above tables reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

ABS. The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held at:

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
By collateral type:
Credit card loans	$2,900	19.3%	$4,038	31.1%
Foreign residential loans	2,800	18.7	1,771	13.7
Automobile loans	2,519	16.8	977	7.5
Collateralized debt obligations	2,423	16.1	2,575	19.8
Student loans	2,321	15.5	2,434	18.8
Other loans	2,042	13.6	1,184	9.1

Total	$15,005	100.0%	$12,979	100.0%

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

Trading and Other Securities

The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities (“Actively Traded Securities”) and the execution of short sale agreements. Trading and other securities also include securities for which the FVO has been elected (“FVO Securities”). See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Trading and Other Securities” included in the 2011 Annual Report for further information about composition of Actively Traded Securities and FVO Securities. Trading and other securities were $16.0 billion and $18.3 billion at estimated fair value, or 3.0% and 3.5% of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the Actively Traded Securities and FVO Securities, related short sale agreement liabilities and investments pledged to secure short sale agreement liabilities:

Trading and other securities and trading (short sale agreement) liabilities, measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2012
	Trading and Other Securities	% of Total	Trading Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$8,568	54%	$118	98%
Significant other observable inputs (Level 2)	6,261	39	3	2
Significant unobservable inputs (Level 3)	1,166	7	—	—

Total estimated fair value	$15,995	100%	$121	100%

A rollforward of the fair value measurements for trading and other securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2012, is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In millions)
Balance, beginning of period	$1,135	$1,409
Total realized/unrealized gains (losses) included in earnings	39	22
Purchases	917	932
Sales	(922)	(1,161)
Transfers into Level 3	1	2
Transfers out of Level 3	(4)	(38)

Balance, end of period	$1,166	$1,166

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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $56 million and $297 million for the three months and nine months ended September 30, 2012, respectively, and $289 million and $588 million for the three months and nine months ended September 30, 2011, respectively. Impairments of fixed maturity securities were $47 million and $271 million for the three months and nine months ended September 30, 2012, respectively, and $284 million and $530 million for the three months and nine months ended September 30, 2011, respectively. Impairments of equity securities were $9 million and $26 million for the three months and nine months ended September 30, 2012, respectively, and $5 million and $58 million for the three months and nine months ended September 30, 2011, respectively.

The Company’s credit-related impairments of fixed maturity securities were $36 million and $177 million for the three months and nine months ended September 30, 2012, respectively, and $269 million and $382 million for the three months and nine months ended September 30, 2011, respectively.

The Company’s three largest impairments totaled $21 million and $79 million for the three months and nine months ended September 30, 2012, respectively, and $227 million and $290 million for the three months and nine months ended September 30, 2011, respectively.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $3.1 billion and $17.1 billion for the three months and nine months ended September 30, 2012, respectively, and $6.2 billion and $24.6 billion for the three months and nine months ended September 30, 2011, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $123 million and $613 million for the three months and nine months ended September 30, 2012, respectively, and $158 million and $663 million for the three months and nine months ended September 30, 2011, respectively.

Explanations of period over period changes in fixed maturity and equity securities impairments are as follows:

Three months ended September 30, 2012 compared to the three months ended September 30, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $56 million for the three months ended September 30, 2012 as compared to $289 million in the prior period. The most significant decrease in the current period, as compared to the prior period, was in foreign government securities, primarily attributable to prior period impairments on Greece sovereign debt securities of $206 million as a result of the July 2011 announcement of a debt exchange program on maturities through 2019 and a reduction in the expected recoverable amount for the longer maturities and, to a lesser extent, a decrease in impairments on RMBS, reflecting improved economic fundamentals.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $297 million for the nine months ended September 30, 2012 as compared to $588 million in the prior period. The most significant decrease in the current period, as compared to the prior period, was in foreign government securities, primarily attributable to prior period impairments on Greece sovereign debt securities of $217 million as a result of the July 2011 announcement of a debt exchange program on maturities through 2019 and a reduction in the expected recoverable amount for the longer maturities, while utility industry impairments within U.S. and foreign corporate securities increased $54 million in the current period.

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

Mortgage Loans

The Company’s mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $59.2 billion and $72.1 billion, or 11.0% and 13.8% of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively. The decrease of $12.9 billion since December 31, 2011 is primarily due to the Company’s exit from the businesses of originating forward and reverse residential mortgage loans and the de-recognition of the securitized reverse residential mortgage loans in connection with the sale of MetLife Bank’s reverse mortgage servicing rights. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents the Company’s mortgage loans held-for-investment of $57.9 billion and $56.9 billion by portfolio segment at September 30, 2012 and December 31, 2011, respectively, as well as the components of the mortgage loans held-for-sale of $1.3 billion and $15.2 billion at September 30, 2012 and December 31, 2011, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of the Company’s commercial and agricultural mortgage loans, 90% are collateralized by properties located in the U.S., with the remaining 10% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at September 30, 2012. The three locations with the most commercial and agricultural mortgage loans were California, New York and Texas at 19%, 11% and 7%, respectively, of total mortgage loans held for investment (excluding commercial mortgage loans held by CSEs) at September 30, 2012. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class as it represents over 75% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both September 30, 2012 and December 31, 2011. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
South Atlantic	$8,430	20.1%	$9,022	22.3%
Pacific	8,189	19.5	8,209	20.3
Middle Atlantic	7,014	16.7	6,370	15.8
International	5,436	13.0	4,713	11.7
West South Central	3,485	8.3	3,220	8.0
East North Central	3,161	7.5	2,984	7.3
New England	1,551	3.7	1,563	3.9
Mountain	990	2.4	746	1.8
East South Central	459	1.1	487	1.2
West North Central	335	0.8	365	0.9
Multi-Region and Other	2,891	6.9	2,761	6.8

Total recorded investment	41,941	100.0%	40,440	100.0%

Less: valuation allowances	300		398

Carrying value, net of valuation allowances	$41,641		$40,042

Property Type:
Office	$18,899	45.1%	$18,582	45.9%
Retail	9,758	23.3	9,524	23.6
Apartments	4,114	9.8	4,011	9.9
Hotel	3,482	8.3	3,114	7.7
Industrial	3,237	7.7	3,102	7.7
Other	2,451	5.8	2,107	5.2

Total recorded investment	41,941	100.0%	40,440	100.0%

Less: valuation allowances	300		398

Carrying value, net of valuation allowances	$41,641		$40,042

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

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications at:

	September 30, 2012				December 31, 2011
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)				(In millions)
Commercial:
Performing	$41,566	99.1%	$246	0.6%	$40,106	99.1%	$339	0.8%
Restructured (1)	182	0.4	44	24.2%	248	0.6	44	17.7%
Potentially delinquent	112	0.3	10	8.9%	23	0.1	15	65.2%
Delinquent or under foreclosure	81	0.2	—	—%	63	0.2	—	—%

Total	$41,941	100.0%	$300	0.7%	$40,440	100.0%	$398	1.0%

Agricultural (2):
Performing	$12,407	98.5%	$30	0.2%	$12,899	98.3%	$41	0.3%
Restructured (3)	65	0.5	10	15.4%	58	0.4	7	12.1%
Potentially delinquent	41	0.3	5	12.2%	25	0.2	4	16.0%
Delinquent or under foreclosure (3)	87	0.7	7	8.0%	147	1.1	29	19.7%

Total	$12,600	100.0%	$52	0.4%	$13,129	100.0%	$81	0.6%

Residential (4):
Performing	$792	96.8%	$—	—%	$664	96.4%	$1	0.2%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	—	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	26	3.2	2	7.7%	25	3.6	1	4.0%

Total	$818	100.0%	$2	0.2%	$689	100.0%	$2	0.3%

(1)	As of September 30, 2012 and December 31, 2011, restructured commercial mortgage loans were comprised of eight and 10 restructured loans, respectively, all of which were performing.

(2)

Of the $12.6 billion of agricultural mortgage loans outstanding at September 30, 2012, 50% were subject to rate resets prior to maturity. A substantial portion of these mortgage loans have been successfully reset, refinanced or extended at market terms.

(3)

As of September 30, 2012 and December 31, 2011, restructured agricultural mortgage loans were comprised of 15 and 11 restructured loans, respectively, all of which were performing. There were no restructured agricultural mortgage loans classified as delinquent or under foreclosure as of September 30, 2012. Additionally, as of December 31, 2011, delinquent or under foreclosure agricultural mortgage loans included four restructured loans with a recorded investment of $13 million, which were not performing.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. For commercial mortgage loans, the average loan-to-value ratio was 58% and 61% at September 30, 2012 and December 31, 2011, respectively, and the average debt service coverage ratio was 2.2x and 2.1x at September 30, 2012 and December 31, 2011, respectively. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For agricultural mortgage loans, the average loan-to-value ratio was 46% and 48% at September 30, 2012 and December 31, 2011, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Credit Quality — Monitoring Process — Residential Mortgage Loans. The Company has a conservative residential mortgage loan portfolio and does not hold any option ARMs, sub-prime or low teaser rate loans. Higher risk loans include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and interest-only loans. The Company’s investment in residential junior lien loans and residential mortgage loans with a loan-to-value ratio of 80% or more was $43 million and $74 million at September 30, 2012 and December 31, 2011, respectively, and certain of the higher loan-to-value residential mortgage loans have mortgage insurance coverage which reduces the loan-to-value ratio to less than 80%.

Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowance” included in the 2011 Annual Report for further information on our mortgage valuation allowance policy.

Real Estate and Real Estate Joint Ventures

Real estate holdings by type consisted of the following:

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,326	83.7%	$5,836	68.2%
Real estate joint ventures and funds	1,083	12.4	2,340	27.3

Real estate and real estate joint ventures	8,409	96.1	8,176	95.5
Foreclosed (commercial, agricultural and residential)	328	3.8	264	3.1

Real estate held-for-investment	8,737	99.9	8,440	98.6
Real estate held-for-sale	12	0.1	123	1.4

Total real estate and real estate joint ventures	$8,749	100.0%	$8,563	100.0%

See also Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $9.4 billion and $7.6 billion at September 30, 2012 and December 31, 2011, respectively.

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. Of the Company’s real estate investments, 84% are located in the United States, with the remaining 16% located outside the United States, at September 30, 2012. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 14%, and 12%, respectively, at September 30, 2012.

Impairments recognized on real estate held-for-investment were $14 million and $17 million for the three months and nine months ended September 30, 2012, respectively. There were no impairments recognized on real estate held-for-investment for the three months and nine months ended September 30, 2011. There were no impairments recognized on real estate held-for-sale for the three months ended September 30, 2012 and $4 million for the nine months ended September 30, 2012. There were no impairments recognized on real estate held-for-sale for the three months ended September 30, 2011 and $1 million for the nine months ended September 30, 2011. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on real estate joint ventures and the related carrying value after impairment.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.7 billion and $6.4 billion at September 30, 2012 and December 31, 2011, respectively, which included $1.3 billion and $1.1 billion of hedge funds, at September 30, 2012 and December 31, 2011, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about impairments on other limited partnerships and the related carrying value after impairment.

Other Invested Assets

The following table presents the Company’s other invested assets by type at:

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$15,728	67.1%	$16,200	68.7%
Leveraged leases, net of non-recourse debt	2,217	9.4	2,248	9.5
Tax credit partnerships	1,860	7.9	1,531	6.5
Funds withheld	640	2.7	608	2.6
MSRs	490	2.1	666	2.8
Joint venture investments	220	0.9	171	0.7
Other	2,322	9.9	2,157	9.2

Total	$23,477	100.0%	$23,581	100.0%

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which includes securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $14.7 billion and $17.3 billion, or 2.7% and 3.3% of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.9 billion and $5.0 billion, or 1.5% and 1.0% of total cash and invested assets, at September 30, 2012 and December 31, 2011, respectively.

Derivative Financial Instruments

Derivatives. The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency exchange rate risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at September 30, 2012 and December 31, 2011.

Hedging. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about:

•	The notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments by type of hedge designation at September 30, 2012 and December 31, 2011.

•	The notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at September 30, 2012 and December 31, 2011.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2012 and 2011.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about the Company’s use of derivatives by major hedge program.

Fair Value Hierarchy. Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2012
	Derivative Assets	% of Total	Derivative Liabilities	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$75	—%	$22	—%
Significant other observable inputs (Level 2)	14,743	94	4,419	94
Significant unobservable inputs (Level 3)	910	6	270	6

Total estimated fair value	$15,728	100%	$4,711	100%

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

Derivatives categorized as Level 3 at September 30, 2012 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At September 30, 2012 and December 31, 2011, less than 1% and 5% of the net derivative estimated fair value was priced through independent broker quotations, respectively.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2012 is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In millions)
Balance, beginning of period	$867	$1,234
Total realized/unrealized gains (losses) included in:
Earnings	(147)	(425)
Other comprehensive income (loss)	(15)	12
Purchases, sales, issuances and settlements	(65)	(182)
Transfer into and/or out of Level 3	—	1

Balance, end of period	$640	$640

The ($147) million and ($425) million gain (loss) for the three months and nine months ended September 30, 2012 in the table above primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility levels and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. The Company validates the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended September 30, 2012 were decreases in equity volatility, both historical and implied, and increases in equity index levels, which in total accounted for approximately 87% of the loss. Changes in the unobservable inputs accounted for approximately 13% of the loss. The primary drivers of the loss during the nine months ended September 30, 2012 were significant decreases in equity volatility, both historical and implied, and increases in equity index levels, which in total accounted for approximately 90% of the loss. Changes in the unobservable inputs accounted for approximately 10% of the loss.

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

The Company’s policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect the Company’s legal right of offset. The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at September 30, 2012:

	September 30, 2012
	Net Derivative Assets	Net Derivative Liabilities
	(In millions)
Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements (1)	$11,868	$763
Cash collateral on OTC Derivatives	(8,561)	(3)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash Collateral (1)	3,307	760
Securities Collateral on OTC Derivatives (2)	(3,258)	(600)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	49	160
Estimated Fair Value of Exchange-Traded Derivatives	76	22

Total Estimated Fair Value of Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	$125	$182

(1)	Includes income accruals on derivatives.

(2)	The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets.

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

Embedded Derivatives. The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are presented as follows:

	September 30, 2012
	Net Embedded Derivatives Within
	Asset Host Contracts	% of Total	Liability Host Contracts	% of Total
	(In millions)		(In millions)
Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	1	—	19	—
Significant unobservable inputs (Level 3)	428	100	4,350	100

Total estimated fair value	$429	100%	$4,369	100%

A rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In millions)
Balance, beginning of period	$(3,961)	$(4,203)
Total realized/unrealized gains (losses) included in:
Earnings	287	793
Other comprehensive income (loss)	(78)	(39)
Purchases, sales, issuances and settlements	(170)	(473)
Transfer into and/or out of Level 3	—	—

Balance, end of period	$(3,922)	$(3,922)

The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($534) million and ($1.2) billion for the three months and nine months ended September 30, 2012, respectively, and $2.0 billion for both the three months and nine months ended September 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2011 Annual Report.

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

Collateral for Securities Lending and Derivative Financial Instruments

The Company participates in a securities lending program in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The Company has non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $63 million and $371 million at estimated fair value at September 30, 2012 and December 31, 2011, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for further information on discussion of the Company’s securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

The Company enters into derivative financial instruments to manage various risks relating to its ongoing business operations. The Company has non-cash collateral from counterparties for derivative financial instruments, which can be sold or repledged subject to certain constraints, and has not been recorded on its consolidated balance sheets. The amount of this collateral was $3.3 billion and $2.5 billion at September 30, 2012 and December 31, 2011, respectively, which were held in separate custodial accounts and not recorded on the Company’s consolidated balance sheets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —The Company — Liquidity and Capital Sources — Collateral Financing Arrangements” included in the 2011 Annual Report and “Derivatives” in Note 4 of the

Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of the Company’s derivative financial instruments.

Guarantees

See “Guarantees” in Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Other than the commitments disclosed in Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments.

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

Retail. The Life & Other PABs are held for death benefit disbursement retained asset accounts, universal life policies and the fixed account of variable life insurance policies. PABs are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the PABs have a guaranteed minimum credited rates between 4.0% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. For Annuities, PABs are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits. PABs are credited interest at a rate set by the Company.

Credited rates for deferred annuities are influenced by current market rates, and most of these contracts have a minimum guaranteed rate between 1.0% and 4.0%. See “— Variable Annuity Guarantees.”

The table below presents the breakdown of account value subject to minimum guaranteed credited rates for Retail:

	September 30, 2012
Guaranteed Minimum Credited Rate	Account Value	Account Value at Guarantee
	(In millions)
Life & Other:
Greater than 0% but less than 2%	$66	$66
Equal to 2% but less than 4%	$10,546	$4,500
Equal to or greater than 4%	$10,885	$6,359
Annuities:
Greater than 0% but less than 2%	$6,267	$1,932
Equal to 2% but less than 4%	$34,356	$26,385
Equal to or greater than 4%	$3,031	$2,931

As a result of acquisitions, the Company establishes additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the acquisition date. At September 30, 2012, excess interest reserves were $149 million and $396 million for Life & Other and Annuities, respectively.

Group, Voluntary & Worksite Benefits. PABs are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. PABs are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the PABs have a guaranteed minimum credited rates between 0.5% and 6.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

The table below presents the breakdown of account value subject to minimum guaranteed credited rates for Group, Voluntary & Worksite Benefits:

	September 30, 2012
Guaranteed Minimum Credited Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,586	$5,586
Equal to 2% but less than 4%	$2,501	$2,490
Equal to or greater than 4%	$560	$532

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

Asia. PABs are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, amounts for unit-linked-type funds in certain countries that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder. See “— Variable Annuity Guarantees.”

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

The table below contains the carrying value for guarantees included in PABs at:

	September 30, 2012	December 31, 2011
	(In millions)
The Americas:
Guaranteed minimum accumulation benefit	$(63)	$52
Guaranteed minimum withdrawal benefit	481	710
Guaranteed minimum income benefit	274	988
Asia:
Guaranteed minimum accumulation benefit	17	11
Guaranteed minimum withdrawal benefit	217	175
EMEA:
Guaranteed minimum accumulation benefit	31	168
Guaranteed minimum withdrawal benefit	55	—
Corporate & Other:
Guaranteed minimum accumulation benefit	504	515
Guaranteed minimum withdrawal benefit	2,676	1,825

Total	$4,192	$4,444

The carrying amounts above include a nonperformance risk adjustment of $1.7 billion and $2.9 billion at September 30, 2012 and December 31, 2011, respectively.

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

The estimated fair value of guarantees accounted for as embedded derivatives can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. The Company uses derivative instruments to mitigate the risk of loss and the volatility of net income arising from these market factors. The change in valuation arising from the nonperformance risk adjustment is not hedged.

The table below presents the estimated fair value of the derivatives hedging guarantees accounted for as embedded derivatives:

		September 30, 2012			December 31, 2011
Primary Underlying Risk Exposure		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$23,594	$2,324	$752	$22,719	$1,869	$598
	Interest rate futures	9,579	10	18	11,126	17	16
	Interest rate options	11,440	488	12	11,372	567	6
Foreign currency	Foreign currency forwards	2,221	6	32	2,311	41	4
	Foreign currency futures	289	—	—	177	—	—
Equity market	Equity futures	4,759	50	2	4,916	15	10
	Equity options	18,901	3,058	236	16,367	3,239	177
	Variance swaps	19,335	142	239	18,402	390	75
	Total rate of return swaps	1,287	5	60	1,274	8	31

	Total	$91,405	$6,083	$1,351	$88,664	$6,146	$917

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

The table below contains the carrying value for guarantees included in future policy benefits at:

	September 30, 2012	December 31, 2011
	(In millions)
The Americas:
Guaranteed minimum death benefit	$334	$260
Guaranteed minimum income benefit	872	722
Asia:
Guaranteed minimum death benefit	10	12
Life contingent guaranteed minimum withdrawal benefit	143	133
EMEA:
Guaranteed minimum death benefit	5	4
Life contingent guaranteed minimum withdrawal benefit	8	17
Corporate & Other:
Guaranteed minimum death benefit	139	102

Total	$1,511	$1,250

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

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at September 30, 2012 and December 31, 2011. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future.

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

Concerns about economic conditions, capital markets and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries have been a cause of elevated levels of market volatility. Financial markets continue to be affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff,” which is comprised of a series of tax increases and automatic government spending cuts that will become effective at the beginning of 2013 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “— Industry Trends” and “— Investments — Current Environment.”

Liquidity Management

Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities, and (ii) cash collateral received from counterparties in connection with derivative instruments. At September 30, 2012 and December 31, 2011, the Company’s short-term liquidity position was $20.4 billion and $16.2 billion, respectively. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities. See “ — Investments — Current Environment.”

Capital Management

The Company has established several senior management committees as part of its capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee, regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and MetLife’s capital plan in accordance with its capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer. The Enterprise Risk Committee is also comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Chief Risk Officer and Chief Investment Officer.

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

See “— Industry Trends — Regulatory Developments — Regulatory Developments Applicable to Bank Holding Companies” and “Risk Factors – Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities,” as well as Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, for information on the Company’s capital plan submitted to the Federal Reserve and restrictions on dividends and stock repurchases.

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

Summary of Primary Sources and Uses of Liquidity and Capital

The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Sources:
Net cash provided by operating activities	$15,288	$9,034
Net cash provided by changes in policyholder account balances	4,720	2,910
Net cash provided by changes in payables for collateral under securities loaned and other transactions	4,777	7,661
Net cash provided by changes in bank deposits	—	296
Net cash provided by short-term debt issuances	—	145
Long-term debt issued	750	1,346
Cash received in connection with collateral financing arrangements	—	100
Net change in liability for securitized reverse residential mortgage loans	1,198	—
Common stock issued, net of issuance costs	—	2,950
Stock options exercised	89	77
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	24	133

Total sources	26,846	24,652

Uses:
Net cash used in investing activities	14,075	23,343
Net cash used for changes in bank deposits	4,052	—
Net cash used for short-term debt repayments	586	—
Long-term debt repaid	1,106	1,192
Collateral financing arrangements repaid	349	—
Cash paid in connection with collateral financing arrangements	44	—
Debt issuance costs	7	1
Redemption of convertible preferred stock	—	2,805
Preferred stock redemption premium	—	146
Dividends on preferred stock	91	91
Net cash used in other, net	47	68

Total uses	20,357	27,646

Net increase (decrease) in cash and cash equivalents	$6,489	$(2,994)

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

Liquid Assets. An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding:

(i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, derivative transactions and short sale agreements. At September 30, 2012 and December 31, 2011, the Company had $291.1 billion and $258.9 billion, respectively, in liquid assets.

Global Funding Sources. Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, preferred securities, junior subordinated debt securities and equity and equity-linked securities. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. The Company’s global funding sources include:

•

MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as a centralized finance unit for the Company. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2012 and December 31, 2011, MetLife Funding had a tangible net worth of $12 million. At September 30, 2012 and December 31, 2011, MetLife Funding had total outstanding liabilities for its commercial paper program, including accrued interest payable, of $100 million and $101 million, respectively. At both September 30, 2012 and December 31, 2011, MetLife, Inc. had no outstanding liabilities for its commercial paper program.

•

MetLife Bank has historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank of New York (“FHLB of NY”) to meet variable funding requirements from residential mortgage originations, to term fund certain assets, and as an alternate source of liquidity. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. At September 30, 2012 and December 31, 2011, MetLife Bank had outstanding advances from the FHLB of NY of $0 and $4.8 billion, respectively. In April 2012, MetLife Bank transferred cash to MLIC related to $3.8 billion of outstanding advances, and MLIC assumed the associated obligations under terms similar to those of the transferred advances. In connection with the MetLife Bank Events, there will be timing differences in MetLife Bank’s cash flows giving rise to short-term liquidity needs. In order to meet these needs, MetLife, Inc. will provide MetLife Bank with temporary liquidity support through a combination of internally and externally sourced funds. See “— MetLife, Inc. — Capital” and “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

•

The Company had obligations under advances evidenced by funding agreements with the FHLB of NY of $13.5 billion and $11.7 billion at September 30, 2012 and December 31, 2011, respectively, for MLIC, which are included in PABs. During the nine months ended September 30, 2012 and 2011, the Company issued $12.9 billion and $5.8 billion and repaid $11.1 billion and $6.6 billion, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. In connection with the aforementioned MetLife Bank transfer of advances agreements and associated transfer of cash to MLIC in April 2012, MLIC issued funding agreements to the FHLB of NY under similar terms, which are included in the total issuances for the nine months ended September 30, 2012.

•	The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $450 million at both September 30, 2012 and December 31,

2011, for MetLife Insurance Company of Connecticut (“MICC”), which are included in PABs. During the nine months ended September 30, 2012 and 2011, the Company issued $0 and $400 million and repaid $0 and $50 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company had obligations under advances evidenced by funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”) of $1.4 billion and $695 million at September 30, 2012 and December 31, 2011, respectively, for General American Life Insurance Company and MetLife Investors Insurance Company, which are included in PABs. During the nine months ended September 30, 2012 and 2011, the Company issued $2.2 billion and $845 million and repaid $1.5 billion and $150 million, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2012 and 2011, the Company issued $30.2 billion and $29.8 billion and repaid $25.5 billion and $32.0 billion, respectively, of such funding agreements. At September 30, 2012 and December 31, 2011, funding agreements outstanding, which are included in PABs, were $30.5 billion and $25.5 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

•

The Company issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued was $2.8 billion at both September 30, 2012 and December 31, 2011, which is included in PABs. During the nine months ended September 30, 2012 and 2011, the Company issued $0 and $1.5 billion and repaid $0 and $1.5 billion, respectively, of such funding agreements. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Outstanding Debt. The following table summarizes the outstanding debt of the Company at:

	September 30, 2012	December 31, 2011
	(In millions)
Short-term debt	$100	$686
Long-term debt (1)	$16,888	$20,624
Collateral financing arrangements	$4,196	$4,647
Junior subordinated debt securities	$3,192	$3,192

(1)

Excludes $2.7 billion and $3.1 billion at September 30, 2012 and December 31, 2011, respectively, of long-term debt relating to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Debt Issuances and Other Borrowings. During the nine months ended September 30, 2012 and 2011, MetLife Bank received advances related to long-term borrowings totaling $0 and $1.3 billion, respectively, from the FHLB of NY. During the nine months ended September 30, 2012 and 2011, MetLife Bank received advances related to short-term borrowings totaling $150 million and $5.8 billion, respectively, from the FHLB of NY.

In August 2012, MetLife, Inc. issued $750 million of senior notes due in August 2042. The senior notes bear interest at a fixed rate of 4.125% payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $7 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

Collateral Financing Arrangements. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts. See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.

Credit and Committed Facilities. The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at September 30, 2012. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2012, the Company had outstanding $2.1 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.9 billion at September 30, 2012.

In September 2012, MetLife, Inc. and MetLife Funding entered into a $1.0 billion five-year credit agreement which amended and restated the three-year agreement dated October 2010. All borrowings under the 2012 five-year credit agreement must be repaid by September 2017, except that letters of credit outstanding on that date may remain outstanding until no later than September 2018. MetLife, Inc. incurred costs of $4 million related to the amended and restated credit facility, which have been capitalized and included in other assets. These costs will be amortized over the remaining term of the amended and restated facility.

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. At September 30, 2012, the Company had outstanding $6.0 billion in letters of credit and $2.8 billion in aggregate drawdowns against these facilities. Remaining unused commitments were $3.6 billion at September 30, 2012.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants. Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at September 30, 2012.

Common Stock. During the nine months ended September 30, 2012 and 2011, MetLife, Inc. issued 4,689,799 and 3,152,662 new shares of common stock for $148 million and $103 million, respectively, to satisfy various stock option exercises and other stock-based awards. For a discussion of common stock issued in connection with the remarketing of senior debt securities and settlement of stock purchase contracts, see Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.

Liquidity and Capital Uses

Debt Repayments. In June 2012, MetLife, Inc. repaid its $397 million senior note with an interest rate of three-month LIBOR + 0.32%. During the nine months ended September 30, 2012 and 2011, MetLife Bank made repayments of $374 million and $690 million, respectively, to the FHLB of NY related to long-term borrowings. During the nine months ended September 30, 2012 and 2011, MetLife Bank made repayments to the FHLB of NY related to short-term borrowings of $735 million and $5.6 billion, respectively.

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

Insurance Liabilities. The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2012 and 2011, general account surrenders and withdrawals from annuity products were $3.1 billion and $2.8 billion, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the FHLB of NY, the FHLB of Des Moines and the FHLB of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at September 30, 2012 there were $3.2 billion of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remainder was subject to a notice period of five months or greater.

Dividends. Common stock dividend decisions are determined by MetLife, Inc.’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. The payment of dividends and other distributions by MetLife, Inc. to its security holders is subject to regulation by the Federal Reserve. See “Risk Factors — Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities” and Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for Preferred Stock is as follows for the nine months ended September 30, 2012:

	Record Date	Payment Date	Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
August 15, 2012	August 31, 2012	September 17, 2012	$0.2555555	$6	$0.4062500	$24
May 15, 2012	May 31, 2012	June 15, 2012	$0.2555555	7	$0.4062500	24
March 5, 2012	February 29, 2012	March 15, 2012	$0.2527777	6	$0.4062500	24

				$19		$72

Residential Mortgage Loans Held-for-Sale. At September 30, 2012 and December 31, 2011, the Company held $1.2 billion and $15.2 billion, respectively, in residential mortgage loans held-for-sale. Securitized reverse residential mortgage loans were funded through issuance of GNMA securities, for which the corresponding liability at September 30, 2012 and December 31, 2011 of $0 and $7.7 billion, respectively, is included in other liabilities. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Investment and Other. Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. Also, the Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. At September 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $8.6 billion and $9.5 billion, respectively. See “— Investments — Derivative Financial Instruments — Credit Risk.” With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $98 million at September 30, 2012. In addition, the Company has pledged collateral and has had collateral pledged to it, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to it, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending. The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, short-term investments, equity securities and cash and cash equivalents, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $29.9 billion and $24.2 billion at September 30, 2012 and December 31, 2011, respectively. Of these amounts, $5.8 billion and $2.7 billion at September 30, 2012 and December 31, 2011, respectively, were on open, meaning that the related loaned security could be returned to the Company on the next business day upon return of cash collateral. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2012 was $5.7 billion, of which $5.4 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. See “— Investments — Securities Lending” for further information.

Contractual Obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations” included in the 2011 Annual Report for additional information on the Company’s contractual obligations.

Support Agreements. MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that, in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands.

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

Litigation. Putative or certified class action litigation and other litigation, and claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

MetLife, Inc.

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of September 30, 2012, all of MetLife, Inc.’s and MetLife Bank’s risk-based and leverage capital ratios met the federal banking regulatory agencies’ “well capitalized” standards. In addition to requirements which may be imposed in connection with the implementation of Dodd-Frank, such as the enhanced prudential standards under proposed Regulation YY, the adoption of the Bank Capital NPRs, stress testing and other regulatory initiatives will also lead to increased capital and liquidity requirements for bank holding companies, such as MetLife, Inc. See “— Industry Trends — Regulatory Developments — Regulatory Developments Applicable to Bank Holding Companies” and “Risk Factors — Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” See also “Business — U.S. Regulation” included in the 2011 Annual Report. See Note 2 to the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s progress toward deregistering as a bank holding company. If MetLife is able to deregister as a bank holding company, it may be subject to some of the same or other enhanced regulatory requirements if, in the future, it is designated as a non-bank SIFI or as a G-SII. See “— Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

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

(1)

Reflects dividend amounts that may be paid during 2012 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2012, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the nine months ended September 30, 2012, except as described for American Life and MICC.

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

The Company’s management actively manages its target and excess capital levels and dividend flows on a proactive basis and forecasts local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. Management of MetLife, Inc. cannot provide assurances that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Liquid Assets. An integral part of MetLife, Inc.’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; and (iii) securities held in trust in support of collateral financing arrangements and pledged in support of advances agreements and derivative transactions. At September 30, 2012 and December 31, 2011, MetLife, Inc. and other MetLife holding companies had $5.7 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $5.0 billion and $3.8 billion at September 30, 2012 and December 31, 2011, respectively, were held by MetLife, Inc.

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

We continuously monitor and adjust our liquidity and capital plans in light of changing requirements and market conditions.

Long-term Debt. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2012	December 31, 2011
	(In millions)
Long-term debt — unaffiliated	$16,061	$15,666
Long-term debt — affiliated (1)	$1,000	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)

In September 2012, $750 million of senior notes held by MLIC were reassigned from Exeter Reassurance Company (“Exeter”), an affiliate, to MetLife, Inc. MetLife, Inc. received $750 million of preferred stock of Exeter in exchange for the assumed debt. In September 2012, $250 million of the assumed senior notes matured, and in October 2012, $250 million of senior notes were then issued by MetLife, Inc. to MLIC. The $500 million of senior notes maturing in June 2014 bear interest at a fixed rate of 6.44%, payable semi-annually. The $250 million of senior notes maturing in October 2019 bear interest at a fixed rate of 3.57%, payable semi-annually.

Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at September 30, 2012.

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

Affiliated Capital Transactions. During the nine months ended September 30, 2012 and 2011, MetLife, Inc. invested an aggregate of $1.6 billion and $1.3 billion, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. In March 2012, American Life issued a note to MetLife, Inc. for $175 million which American Life repaid in June 2012. At December 31, 2011, MetLife, Inc. did not have any loans to subsidiaries outstanding.

Debt Repayments. In June 2012, MetLife, Inc. repaid a $397 million senior note with an interest rate of three-month LIBOR + 0.32%. MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Senior Notes” included in the 2011 Annual Report.

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

See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company manages, measures and monitors the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Global Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investments Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Global Risk Management. MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee. The Enterprise Risk Committee is comprised of members of senior management, including Metlife, Inc.’s Chief Financial Officer, Chief Risk Officer and Chief Investment Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

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

Asset/Liability Management. The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, Global Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Interest Rates. The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates. The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Japanese yen, the British pound, the Australian dollar, the Mexican peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2011 Annual Report.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at September 30, 2012. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non-trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at September 30, 2012:

September 30, 2012
(In millions)
Non-trading:
Interest rate risk	$5,581
Foreign currency exchange rate risk	$5,873
Equity market risk	$116
Trading:
Interest rate risk	$8
Foreign currency exchange rate risk	$604

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at September 30, 2012 by type of asset or liability:

	September 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$378,005	$(4,695)
Equity securities		$2,803	—
Trading and other securities		$15,995	(8)
Mortgage loans:
Held-for-investment		$58,346	(190)
Held-for-sale		1,286	—

Mortgage loans, net		$59,632	(190)
Policy loans		$14,500	(115)
Other limited partnership interests (2)		$1,434	—
Short-term investments		$14,678	—
Other invested assets:
Mortgage servicing rights		$490	26
Other		$1,863	—
Cash and cash equivalents		$16,950	—
Accrued investment income		$4,716	—
Premiums, reinsurance and other receivables		$3,499	(249)
Other assets		$284	(12)
Net embedded derivatives within asset host contracts (3)		$429	(16)
Mortgage loan commitments	$2,864	$5	(10)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,505	$43	—

Total Assets			$(5,269)

Liabilities: (4)
Policyholder account balances		$160,480	$543
Payables for collateral under securities loaned and other transactions		$38,493	—
Bank deposits		$6,515	—
Short-term debt		$100	—
Long-term debt		$19,327	205
Collateral financing arrangements		$3,807	—
Junior subordinated debt securities		$3,870	88
Other liabilities:
Trading liabilities		$121	2
Other		$5,167	—
Net embedded derivatives within liability host contracts (3)		$4,369	480

Total Liabilities			$1,318

Derivative Instruments:
Interest rate swaps	$98,609	$6,359	$(1,128)
Interest rate floors	$23,366	$1,130	(70)
Interest rate caps	$49,547	$78	18
Interest rate futures	$12,469	$(10)	(77)
Interest rate options	$16,065	$848	(226)
Interest rate forwards	$770	$178	(50)
Synthetic GICs	$4,541	$—	—
Foreign currency swaps	$20,223	$(312)	(2)
Foreign currency forwards	$10,598	$(18)	1
Currency futures	$289	$—	—
Currency options	$2,851	$(45)	—
Credit default swaps	$13,326	$59	—
Equity futures	$7,367	$63	—
Equity options	$21,096	$2,835	(102)
Variance swaps	$20,056	$(68)	(2)
Total rate of return swaps	$2,073	$(80)	—

Total Derivative Instruments			$(1,638)

Net Change			$(5,589)

(1)

Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account. Mortgage loans and long-term debt excludes $2.9 billion and $2.7 billion, respectively, related to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about CSEs.

(2)	Represents only those investments accounted for using the cost method.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(4)

The table excludes $206.9 billion of liabilities pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

The measurement of sensitivity to interest rate risk has increased by $1.3 billion, or 30%, to $5.6 billion at September 30, 2012 from $4.3 billion at December 31, 2011. This change was primarily driven by net embedded derivatives within liability host contracts and the use of derivatives employed by the Company. This was partially offset by a decrease in interest rates across the long end of the swaps and U.S. Treasury curves.

Sensitivity Analysis: Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at September 30, 2012 by type of asset or liability:

	September 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$378,005	$(8,534)
Equity securities		$2,803	(120)
Trading and other securities		$15,995	(604)
Mortgage loans:
Held-for-investment		$58,346	(532)
Held-for-sale		1,286	—

Mortgage loans, net		$59,632	(532)
Policy loans		$14,500	(205)
Other limited partnership interests		$1,434	(11)
Short-term investments		$14,678	(266)
Other invested assets:
Mortgage servicing rights		$490	—
Other		$1,863	(150)
Cash and cash equivalents		$16,950	(473)
Accrued investment income		$4,716	(80)
Premiums, reinsurance and other receivables		$3,499	(42)
Other assets		$284	(7)

Total Assets			$(11,024)

Liabilities: (2)
Policyholder account balances		$160,480	$3,526
Payable for collateral under securities loaned and other transactions		$38,493	54
Bank deposits		$6,515	—
Long-term debt		$19,327	141
Other liabilities		$5,167	37
Net embedded derivatives within liability host contracts (3)		$4,369	318

Total Liabilities			$4,076

Derivative Instruments:
Interest rate swaps	$98,609	$6,359	$(38)
Interest rate floors	$23,366	$1,130	—
Interest rate caps	$49,547	$78	—
Interest rate futures	$12,469	$(10)	(2)
Interest rate options	$16,065	$848	(16)
Interest rate forwards	$770	$178	—
Synthetic GICs	$4,541	$—	—
Foreign currency swaps	$20,223	$(312)	668
Foreign currency forwards	$10,598	$(18)	34
Currency futures	$289	$—	(85)
Currency options	$2,851	$(45)	56
Credit default swaps	$13,326	$59	—
Equity futures	$7,367	$63	—
Equity options	$21,096	$2,835	(146)
Variance swaps	$20,056	$(68)	—
Total rate of return swaps	$2,073	$(80)	—

Total Derivative Instruments			$471

Net Change			$(6,477)

(1)

Estimated fair value presented in the table represents the estimated fair value of all financial instruments within this financial statement caption, not necessarily those solely subject to foreign exchange risk. Separate account assets and liabilities which are foreign currency exchange rate sensitive are not included herein as any foreign currency exchange rate risk is borne by the holder of the separate account. Mortgage loans and long-term debt excludes $2.9 billion and $2.7 billion, respectively, related to CSEs. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information about CSEs.

(2)

The table excludes $206.9 billion of liabilities pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

The measurement of sensitivity to foreign currency exchange rate risk increased by $1.5 billion, or 30%, to $6.5 billion at September 30, 2012 from $5.0 billion at December 31, 2011. This change was due to an increase in exchange rate risk relating to fixed maturity securities (including trading and other securities), mortgage loans, cash and cash equivalents, accrued investment income and the use of derivatives employed by the Company. The Company has higher net exposures primarily due to the Australian dollar.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at September 30, 2012 by type of asset or liability:

	September 30, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$2,803	$367
Net embedded derivatives within asset host contracts (2)		$429	(18)

Total Assets			$349

Liabilities:
Policyholder account balances		$160,480	$—
Bank deposits		$6,515	—
Net embedded derivatives within liability host contracts (2)		$4,369	833

Total Liabilities			$833

Derivative Instruments:
Interest rate swaps	$98,609	$6,359	$—
Interest rate floors	$23,366	$1,130	—
Interest rate caps	$49,547	$78	—
Interest rate futures	$12,469	$(10)	—
Interest rate options	$16,065	$848	—
Interest rate forwards	$770	$178	—
Synthetic GICs	$4,541	$—	—
Foreign currency swaps	$20,223	$(312)	—
Foreign currency forwards	$10,598	$(18)	—
Currency futures	$289	$—	—
Currency options	$2,851	$(45)	—
Credit default swaps	$13,326	$59	—
Equity futures	$7,367	$63	(679)
Equity options	$21,096	$2,835	(418)
Variance swaps	$20,056	$(68)	14
Total rate of return swaps	$2,073	$(80)	(215)

Total Derivative Instruments			$(1,298)

Net Change			$(116)

(1)

Estimated fair value presented in the table represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk. Additionally, separate account assets and liabilities which are equity market sensitive are not included herein as any equity market risk is borne by the holder of the separate account.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

The measurement of sensitivity to equity price risk increased by $79 million to $116 million at September 30, 2012 from $37 million at December 31, 2011. This change was primarily due to the use of derivatives employed by the Company, partially offset by net embedded derivatives within liability host contracts.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 23, 2012 (as revised, the “2011 Annual Report”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and (iii) Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2011 Annual Report, MLIC received approximately 4,972 asbestos-related claims in 2011. During the nine months ended September 30, 2012 and 2011, MLIC received approximately 3,909 and 3,750 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2012.

Unclaimed Property Inquiries and Related Litigation

In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to the Company. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. At least one other jurisdiction is pursuing a similar market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Illinois v. MetLife, Inc., et. al. (Cir. Ct. Cook County, IL, filed January 24, 2011). Alleging that MetLife, Inc. and another company have violated the Illinois Uniform Disposition of Unclaimed Property Act by failing to escheat to Illinois benefits of 4,766 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Illinois False Claims Whistleblower Reward and Protection Act seeking to recover damages on behalf of Illinois. MetLife, Inc. and MLIC have moved to dismiss the action. On September 6, 2012, the court granted the Relator’s unopposed motion to dismiss all of its claims.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et. al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012). Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The defendants intend to defend this action vigorously.

Derivative Actions and Demands. Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders have commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). The two federal court actions have been consolidated and have been stayed pending further order of the court. The two state court actions have been consolidated under the caption In re: MetLife Shareholder Derivative Action and an amended complaint has been filed. Plaintiffs in all four actions allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors has appointed a Special Committee to investigate these allegations. On September 24, 2012, counsel for the Special Committee apprised this shareholder’s counsel that the Board of Directors had reviewed the issues and rejected the demand.

Other U.S. Litigation

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011). This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint. Plaintiffs have appealed that decision to the United States Court of Appeals for the Sixth Circuit.

McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012). This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The Company is defending the action vigorously.

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

The following, together with the information under “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

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

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In July 2012, our New York domestic insurers received, as part of an industry-wide inquiry, a request from the New York Department of Financial Services (the “Department of Financial Services”) to provide information regarding their use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. We responded to this request. The NAIC is also studying the use of captive reinsurers. Like many life insurance companies, we utilize captive reinsurers in order to comply with certain reserve requirements related to universal life and term life insurance policies. We also use captives to aggregate variable annuity risk under a single legal entity which allows us to consolidate hedging and other risk management programs. As a result, reserves and capital for this business get transferred to the captives, subject to appropriate collateral. The financing arrangements with the captive reinsurers support non-economic reserves, representing reserves required by regulation but above our estimate of needed economic reserves. If the Department of Financial Services or other state insurance regulators determine to restrict the use of such captive reinsurers for purposes of funding reserve requirements related to universal life and term life insurance policies, it could impair our ability to write such products or require us to increase prices on such products unless alternate reserve funding solutions are found.

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. The Federal Reserve Board has also proposed that it be given authority to compel insurance companies to take prompt corrective action in certain circumstances if they are part of a large bank holding company or of a company that has been designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI. Dodd-Frank also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, effective July 21, 2012, Dodd-Frank imposes prohibitions on Federal Deposit Insurance Corporation (“FDIC”)-insured depository institutions (such as MetLife Bank) and their affiliates from engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). If and when MetLife Bank’s FDIC insurance is terminated, MetLife, Inc. and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were they to be designated non-bank SIFIs. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Affecting Investment Activities and Derivatives, including the Volcker Rule,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs,” as well as “Business — U.S. Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” included in the 2011 Annual Report.

Banking and Bank Holding Company Regulation. As a federally chartered national banking association, MetLife Bank is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”), and secondarily by the Federal Reserve and the FDIC.

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

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the forward and reverse residential mortgage origination and servicing business. In January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgage loans and, in April 2012, announced that it was exiting the businesses of originating and servicing reverse residential mortgage loans and that it and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same sales agreement. Also, in the third quarter of 2012, we began exploring the sale of MetLife Bank’s forward mortgage servicing assets and operations and, therefore, began reporting this business as divested. On November 2, 2012, MetLife, Inc. and MetLife Bank entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorganChase Bank, N.A. The transaction is subject to certain regulatory approvals and other customary closing conditions. Upon entering into this agreement, MetLife Bank has committed to sell or has otherwise exited most of its operations. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our progress toward deregistering as a bank holding company.

State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan origination, modification and loss mitigation practices. See “Risk Factors — The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “June 30, 2012 Form 10-Q”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Mortgage and Foreclosure-Related Exposures.”

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

In December 2011, the Federal Reserve Board issued a notice of proposed rulemaking related to enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would apply to bank holding companies with assets of $50 billion or more and non-bank SIFIs. Regulation YY would impose (i) enhanced risk-based capital requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. In October 2012, the Federal Reserve Board issued a final rule implementing the stress testing requirements that it had earlier proposed as part of Regulation YY. The rule will require bank holding companies with $50 billion or more of assets and non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. The ability of MetLife Bank and MetLife, Inc., as a bank holding company, to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, Regulation YY and/or the adoption of the Bank Capital NPRs, stress testing and other regulatory initiatives if MetLife, Inc. is unable to deregister as a bank holding company before the requirements become effective or if MetLife, Inc. is designated a non-bank SIFI in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends,” as well as “Business — U.S. Regulation” and “Business — International Regulation” included in the 2011 Annual Report. The Basel Committee has also published rules requiring a capital surcharge for globally systemically important banks. If they are endorsed and adopted by the U.S. banking regulators, these rules will be phased in for U.S. banks beginning in 2016 and will become fully effective in 2019. These rules were not included in the Bank Capital NPRs.

The Federal Reserve’s capital plans rule requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include proposed capital actions and projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital distributions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the Comprehensive Capital Analysis and Review (“CCAR”), an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large bank holding companies, including MetLife, Inc. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Applicable to Bank Holding Companies” and Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the capital plan we submitted to the Federal Reserve and “— Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities” for additional information on dividend restrictions.

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

In December 2011, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank (formerly known as GE Capital Financial Inc.). In September 2012, this agreement was amended. Under the new structure, MetLife Bank’s depository business would be assumed by GE Capital Retail Bank, rather than by GE Capital Bank. The key terms of the agreement, whereby a GE Capital affiliate will acquire approximately $7 billion in MetLife Bank deposits, including certificates of deposit and money market accounts, remain unchanged. The transaction, as amended, will now be subject to approval by the OCC, the primary regulator of GE Capital Bank, and other customary closing conditions. The approval of the FDIC will no longer be required for the transaction. Upon completion of the sale, MetLife Bank would take the remaining administrative steps with the FDIC to terminate its deposit insurance and MetLife, Inc. would deregister as a bank holding company. Upon completion of the foregoing, MetLife, Inc. will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, the FSOC designates MetLife, Inc. as a non-bank SIFI, we would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as those in the Federal Reserve’s proposed Regulation YY.

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife, Inc. is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife, Inc. succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs,” as well as “Business — U.S. Regulation — Financial Holding Company Regulation” included in the 2011 Annual Report.

The FDIC has the right to assess FDIC-insured banks for funds to help pay the obligations of insolvent banks to depositors. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. In addition, Dodd-Frank will result in increased assessments for banks with assets of $10 billion or more, which includes MetLife Bank. In addition, large bank holding companies and non-bank SIFIs can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and, in July 2012, assessments to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system, were implemented. See “Risk Factors — Dodd-Frank Provides for the Resolution or Liquidation of Certain Types of Financial Institutions, Including Bank Holding Companies Like MetLife, Inc” included in the June 30, 2012 Form 10-Q.

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

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation” included in the 2011 Annual Report, and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the June 30, 2012 Form 10-Q. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions.

We are also subject to the evolving Solvency II insurance regulatory directive for our insurance business throughout the European Economic Area. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.

As part of the global initiative to identify global systemically important financial institutions, in May 2012, the International Association of Insurance Supervisors (“IAIS”) published a proposed assessment methodology for designating G-SIIs. The proposed methodology is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) assessment using a quantitative indicator-based assessment (addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability) and a more qualitative business segment assessment; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Based on information obtained from the IAIS, the Financial Stability Board, an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, will make final recommendations in consultation with national supervisory authorities. Comments on the proposal were submitted July 1, 2012 and, on September 21, 2012, the IAIS published a report proposing the resolution of issues raised during the comment period. The IAIS expects to publish the first list of G-SIIs in the first half of 2013, with annual updates thereafter, enabling insurers to move on and off the list, in order to incentivize insurers to reduce their systemic importance. Any insurers identified as G-SIIs would be subject to additional policy measures. These policy measures were outlined in an October 2012 IAIS consultation paper (with comments due in December 2012) and the IAIS has stated that it intends to finalize them at the same time as the first group of G-SIIs is identified. The proposed policy measures, which would need to be implemented by legislation or regulation in relevant jurisdictions, include higher capital requirements (both for non-traditional and non-insurance activities and for G-SIIs overall), enhanced supervision (including more detailed and frequent reporting, removal of barriers to orderly resolution of the G-SII and reduction of the G-SII’s systemic risk over time), as well as additional measures to improve the degree of self-sufficiency of a G-SII’s different business segments (including separate legal structures for traditional insurance and non-traditional or non-insurance activities, and restrictions on intercompany subsidies). If MetLife, Inc. were identified as a G-SII, its competitive position relative to other life insurers that were not so designated could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends – Regulatory Developments – Regulatory Developments Relating to Non-Bank SIFIs and G-SIIs.”

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the June 30, 2012 Form 10-Q, as well as “Business — International Regulation” included in the 2011 Annual Report.

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

In September 2012, the Federal Reserve Board announced that it anticipates that low interest rates are likely to be warranted at least through mid 2015, in order to improve the pace of recovery from stressed economic conditions. It also announced that it will expand its holdings of longer-term securities with open-ended purchases of $40 billion each month of agency mortgage-backed securities. Finally, it reiterated its plan to continue “Operation Twist” through the end of 2012. This program, announced in September 2011 by the Federal Open Market Committee, involves the purchase of U.S. Treasury securities with remaining maturities of six to 30 years and the sale of, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, both of these programs are intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery.

As a global insurance company, we are also affected by the monetary policy of central banks around the world. While the major central banks are not lowering interest rates at the same pace as in prior quarters, the

Federal Reserve Board, European Central Bank, Bank of England and Bank of Japan have all increased their use of “non-traditional” means of monetary policy via their asset purchase programs. We cannot predict with certainty the effect of these asset purchase programs on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “Risk Factors — Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment — Impact of a Sustained Low Interest Rate Environment” and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment — Mitigating Actions.”

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

Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities

The declaration and payment of dividends is subject to the discretion of our board of directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends and our other insurance subsidiaries and other factors deemed relevant by the board. There is no requirement or assurance that we will declare and pay any dividends. In addition, the payment of dividends on our common stock, and our ability to repurchase our common stock, are subject to restrictions arising out of our regulation by the Federal Reserve. They are also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, which are exchangeable at the option of MetLife, Inc., or in the future upon the occurrence of certain events, for junior subordinated debentures, and which contain terms with the same substantive effects described in this discussion as the terms in MetLife’s junior subordinated debentures.

Regulatory Restrictions. We are subject to the Federal Reserve’s capital plans rule, which requires all bank holding companies with assets of more than $50 billion, including MetLife, Inc., to submit annual capital plans which include proposed capital actions and projections of the company’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital distributions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted the CCAR, an assessment of the internal capital planning processes, capital adequacy and proposed capital distributions of large bank holding companies, including MetLife, Inc. The capital plan we submitted to the Federal Reserve in January 2012 included an anticipated repurchase of common stock and an anticipated increase to MetLife, Inc.’s annual dividend to its stockholders. The Federal Reserve objected to the capital plan in March of 2012; therefore, MetLife, Inc. is unable to repurchase its common stock or increase its aggregate annual dividend amount above $0.74 per share, or $0.8 billion based on the outstanding shares at September 30, 2012, until such time as we are no longer subject to the capital plans rule and supervision by the Federal Reserve, or we submit a capital plan that is approved by the Federal Reserve. The Federal Reserve, pursuant to MetLife’s request, has extended the time for MetLife to resubmit its capital plan until January 5, 2013. Unless we receive an extension, we may also need to submit a capital plan for 2013 if MetLife, Inc. is still a bank holding company on January 5, 2013. If MetLife, Inc. remains a bank holding company, or if it is designated a non-bank systemically important financial institution and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal Reserve will approve its future capital plans. In addition, Federal Reserve Board policy provides that a bank holding company should pay dividends only out of current operating earnings. If it remains a bank holding company, MetLife, Inc. may not be able to pay dividends if it does not earn sufficient operating income.

“Dividend Stopper” Provisions in Our Preferred Stock and Junior Subordinated Debentures. Certain terms of our preferred stock and our junior subordinated debentures (sometimes referred to as “dividend stoppers”) may prevent us from purchasing our common stock or paying dividends on our common stock in certain circumstances. Moreover, MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase or preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any such repayment, redemption or purchase. See Note 13 of the Notes to the Consolidated Financial Statements in the 2011 Annual Report for a description of such covenants in effect with respect to junior subordinated debentures. Under our preferred stock and junior subordinated debentures, if we have not paid the full dividends on our preferred stock for a dividend period (i.e., the period from and including a preferred stock dividend payment date to but excluding the next preferred stock dividend payment date), we may not repurchase or pay dividends on our common stock for that period. If we have not paid in full the accrued interest through the most recent interest payment date on our junior subordinated debentures, we may not repurchase or pay dividends on our common stock or other capital stock (including the preferred stock), subject to certain exceptions.

Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures. If a Trigger Event (as defined below) applies on the declaration date of a preferred stock dividend, then we may not declare dividends on the preferred stock, together with aggregate dividends declared during the related dividend period on any other stock that ranks on a parity with the preferred stock, in an amount that exceeds the net proceeds MetLife, Inc. has received from issuances of common stock during the 90 days preceding the related dividend declaration date. If a Trigger Event applies on the day that is 30 days before an interest payment date on our junior subordinated debentures, we may not pay interest on the junior subordinated debentures except to the extent of the amount of net proceeds that MetLife, Inc. has received from the sale of shares of common stock and certain kinds of warrants to purchase common stock during the 180 days prior to the interest payment date and that MetLife, Inc. designated at or before the time of such sale as available to pay interest on the junior subordinated debentures, and we would have to make commercially reasonable efforts to sell shares of common stock to provide sufficient proceeds to enable us to pay all accrued and unpaid interest on the junior subordinated debentures. A “Trigger Event” would occur if:

(i)

our Covered Insurance Subsidiaries’ (as defined below) risk-based capital ratio (calculated under the methodology prescribed by state insurance regulators) was less than 175% of the company action level for such subsidiaries, in the case of each Covered Insurance Subsidiary based on the most recent annual financial statements for the year ended prior to such dividend payment date or interest payment date for which such subsidiary has filed its annual statement with the applicable state insurance commissioners (annual statements for a year are generally required to be filed on or before March 1 of the following year);

OR

(ii)

(x) the Trailing Four Quarters Consolidated Net Income Amount (as defined below) for the period ending on the last day of the quarter that is two quarters prior to the most recently completed quarter is zero or a negative amount and (y) the Adjusted Shareholders’ Equity Amount (as defined below) as of the last day of the most recently completed quarter and as of the end of the quarter that is two quarters before the most recently completed quarter has declined by 10% or more as compared to the Adjusted Shareholders’ Equity Amount at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter).

The restrictions will continue until MetLife, Inc. satisfies the two tests in clauses (i) and (ii) above for a dividend payment date or interest payment date and, in addition, in the case of a restriction arising under clause (ii) above MetLife, Inc.’s Adjusted Shareholders’ Equity Amount has increased, or has declined by less than 10%, in either case as compared to the Adjusted Shareholders’ Equity Amount at the end of the benchmark quarter for each dividend payment date or interest payment date as to which restrictions were imposed under clause (ii) above. For example, if MetLife, Inc. failed to satisfy the test in clause (ii) above for three consecutive preferred stock dividend payment dates, MetLife would be free of the limits on dividends that may be declared on the preferred shares on the fourth dividend payment date only if, as of the related dividend declaration date:

•	MetLife, Inc. satisfied the tests in each of clauses (i) and (ii) above for that fourth dividend payment date; and

•

the Adjusted Shareholders’ Equity Amount as of the last completed quarter for that dividend payment date had increased from, or was less than 10% below, its level at the end of the respective benchmark quarter for each of the prior three dividend payment dates for which dividends were restricted under clause (ii) above. In effect, the Adjusted Shareholders’ Equity Amount as of the most recently completed quarter for that dividend payment date would have to be greater than, or less than 10% below, its level as of the end of not only the tenth quarter, but also each of the eleventh, twelfth and thirteenth quarters, preceding the most recently completed quarter.

For purposes of these restrictions,

•

The term “Adjusted Shareholders’ Equity Amount” means, as of any quarter end and subject to certain adjustments, the shareholders’ equity of MetLife, Inc. as reflected on its consolidated GAAP balance sheet as of such quarter end minus accumulated other comprehensive income as reflected on such consolidated balance sheet.

•

The term “Covered Insurance Subsidiaries” means our largest U.S. life insurance subsidiaries (in terms of general account admitted assets) that collectively account for 80% or more of the general account admitted assets of all of our U.S. life insurance subsidiaries. For purposes of this definition, “life insurance subsidiaries” does not include life insurance companies that are subsidiaries of other life insurance companies.

•

The term “Trailing Four Quarters Consolidated Net Income Amount” means, for any fiscal quarter and subject to certain adjustments, the sum of the consolidated GAAP net income of MetLife, Inc. for the four fiscal quarters ending as of the last day of such fiscal quarter.

Dividends on Our Preferred Stock Are Subject to Declaration by Our Board of Directors. In addition to the provisions described above that prevent us from declaring and paying dividends on our preferred stock, dividends on our preferred stock are subject to declaration each quarter by our Board of Directors. If our Board of Directors does not declare dividends on the preferred stock for any quarterly dividend period, the “dividend stopper” provisions in our preferred stock would prevent us from repurchasing or paying dividends on our common stock for that period.

Optional Deferral of Interest on the Junior Subordinated Debentures. We may also defer one or more payments of interest on our junior subordinated debentures for up to ten years at our option. If a Trigger Event occurs after an optional deferral period commences, the optional deferral is deemed suspended until such time as neither of the Trigger Event conditions applies for an interest payment date. During the first five years of an optional deferral period, we may pay deferred interest out of any source of funds. If interest on the junior subordinated debentures remains unpaid after five years of an optional deferral period, we may not pay interest on the junior subordinated debentures except (other than after the final maturity date or after an acceleration date) to the extent of the amount of net proceeds that MetLife, Inc. has received from the sale of shares of common stock and certain kinds of warrants to purchase common stock during the 180 days prior to the interest payment date, and we would have to make commercially reasonable efforts to sell shares of common stock to provide sufficient proceeds to enable us to pay all accrued and unpaid interest on the junior subordinated debentures. During any interest deferral period, the “dividend stopper” provisions in the junior subordinated debentures would prevent us from repurchasing or paying dividends on our common stock or any other capital stock (including the preferred stock).

Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by the Department of Financial Services and the NAIC. See “— Our Insurance, Brokerage and Banking Businesses Are Highly Regulated, and Changes in Regulation in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” If the Department of Financial Services or other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. and other countries permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with our actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2012.

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

In April 2012, we reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, we will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that we are unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, we have agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, the Company made a $40 million multi-state examination payment to be allocated among the settling states. In the third quarter of 2011, we incurred a $117 million after tax charge to increase reserves in connection with our use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to us. In the first quarter of 2012, we recorded a $52 million after tax charge for the multi-state examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel, John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam Country, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest and penalties. At least one other jurisdiction is pursuing a similar market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to our procedures. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding unclaimed property inquiries and related litigation.

We cannot give assurance that current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. The number of countries in which we currently operate has greatly expanded as a result of the acquisition of ALICO and, consequently, we may be subject to additional investigations and lawsuits in such jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2012 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2012	362	$30.85	—	$1,260,735,127
August 1 — August 31, 2012	—	$—	—	$1,260,735,127
September 1 — September 30, 2012	6,540	$34.98	—	$1,260,735,127

(1)

During the periods July 1 through July 31, 2012 and September 1 through September 30, 2012, separate account and other affiliates of MetLife, Inc. purchased 362 shares and 6,540 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)

At September 30, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at September 30, 2012. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Our Ability to Pay Dividends and Repurchase Common Stock is Subject to Regulatory Restrictions and to Restrictions Under the Terms of Certain of Our Securities.”

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

4.1

Twenty-Third Supplemental Indenture, dated as of August 13, 2012, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 13, 2012 (the “August 2012 Form 8-K”)).

4.2	Form of 4.125% Senior Note due August 13, 2042. (Included as Exhibit A to Exhibit 4.1 to the August 2012 Form 8-K).

10.1	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C. R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 27, 2012).

10.2	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.

10.3

Five-Year Credit Agreement, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 19, 2012 (the “September 2012 Form 8-K”)).

10.4

First Amendment, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, to the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.2 to the September 2012 Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 7, 2012

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

4.1

Twenty-Third Supplemental Indenture, dated as of August 13, 2012, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 13, 2012 (the “August 2012 Form 8-K”)).

4.2	Form of 4.125% Senior Note due August 13, 2042. (Included as Exhibit A to Exhibit 4.1 to the August 2012 Form 8-K).

10.1	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C. R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 27, 2012).

10.2	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.

10.3

Five-Year Credit Agreement, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 19, 2012 (the “September 2012 Form 8-K”)).

10.4

First Amendment, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, to the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.2 to the September 2012 Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

Exhibit No.	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-2